Form 10-K
period 1993-12-25
PUBLIX SUPER MARKETS INC
filed 1994-03-25
CIK 81061

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 25, 1993

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from __________ to __________ Commission file number 0-981

                          PUBLIX SUPER MARKETS, INC.
             (Exact name of Registrant as specified in its charter)

        Florida                                         59-0324412
- ------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

1936 George Jenkins Boulevard
Lakeland, Florida                                           33801
- ----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip code)


       Registrant's telephone number, including area code (813) 688-1188

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock $1.00 Par Value


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes      X           No
        ---              ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 4, 1994 was approximately $1,229,789,811.

The number of shares of Registrant's common stock outstanding as of March 4, 1994, was 231,210,104.

DOCUMENTS INCORPORATED BY REFERENCE

Pages 2 through 9 of Proxy Statement solicited for the 1994 Annual Meeting of Stockholders to be held on May 17, 1994, is incorporated by reference in Items 10, 11 and 13 of Part III hereof.

                                     PART I

Item 1.  Business

       Publix Super Markets, Inc. (the "Company") is based in Lakeland, Florida and was incorporated in Florida on December 27, 1921. The Company is in the business of operating retail food supermarkets in Florida, Georgia and South Carolina.

       The Company's supermarkets sell groceries, produce, deli, bakery, meat, seafood, housewares and health and beauty care items. In addition, some stores have pharmacy and floral departments.

       The Company's lines of merchandise include a variety of nationally advertised and private label brands, as well as unbranded merchandise such as produce, meat and seafood. Private label items are produced in the Company's manufacturing facilities or are manufactured for the Company by outside vendors.

       The Company manufactures dairy, bakery and deli products. The Company's dairy plants are located in Lakeland and Deerfield Beach, Florida. The bakery and deli plants are located in Lakeland, Florida. The Company receives the food and non-food items it distributes from many sources throughout the United States. These products are generally available in sufficient quantities to enable the Company to adequately satisfy its customers. The Company believes that its sources of supply of these products and raw materials used in manufacturing are adequate for its needs and that it is not dependent upon a single or relatively few suppliers.

       The Company operated 425 supermarkets at the end of 1993, compared with 400 at the beginning of the year. In 1993, 29 stores were opened, 4 stores were closed, and 13 stores were expanded or remodeled. The net increase in square footage was 1.50 million or 9.0% since 1992. All of the Company's stores are located in Florida, with the exception of 15 stores located in Georgia and one located in South Carolina.

       The Company entered the Georgia market in 1991 and the South Carolina market in 1993. As of year end, the Company had 5 stores under construction in South Carolina, 21 in Georgia and 14 in Florida. In 1994, the Company will continue construction of additional distribution centers in Lakeland, Florida and Lawrenceville, Georgia.

       The Company is engaged in a highly competitive industry. Competition, based primarily on price, quality of goods and service, convenience and product mix, is with several national and regional chains, independent stores and mass merchandisers throughout its market areas. The Company anticipates continued competitor format innovation and location additions in 1994.

       The influx of winter residents to Florida and increased purchases of food during the traditional Christmas and Thanksgiving holidays typically results in seasonal sales increases between November and April of each year.

       The Company has experienced no significant changes in the kinds of products sold or in its methods of distribution since the beginning of the fiscal year.

       The Company had approximately 82,000 employees at the end of 1993, compared with 73,000 at the beginning of the year. Of this total, approximately 53,000 at the end of 1993 and 47,000 at the end of 1992 were not full-time employees.

       The Company's research and development expenses are insignificant.

       Compliance by the Company with Federal, state and local environmental protection laws during 1993 had no material effect upon capital expenditures, earnings or the competitive position of the Company.


Item 2.  Properties

       At year end, the Company operated approximately 18.1 million square feet of retail space. The Company's stores vary in size. Current store prototypes range from 27,000 to 65,000 square feet. Stores are often located in strip shopping centers where Publix is the anchor tenant.

       The majority of the Company's retail stores are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by leases on other properties. At 35 locations both the building and land are owned and at 20 other locations the buildings are owned while the land is leased.

       The Company supplies its retail stores from seven distribution centers located in Lakeland, Miami, Jacksonville, Sarasota, Orlando, Deerfield Beach and Boynton Beach, Florida. A new distribution center is currently under construction in Lawrenceville, Georgia.

       With the exception of a portion of the Miami distribution facility, the Company's corporate offices, distribution facilities and manufacturing plants are owned with no outstanding debt.

       All of the Company's properties are well maintained and in good operating condition, and suitable and adequate for operating its business.


Item 3.  Legal Proceedings

       On January 19, 1993, the Equal Employment Opportunity Commission ("EEOC") applied to the United States District Court, Southern District of Florida in Miami, for an order to show cause why an administrative subpoena previously issued by the EEOC to the Company should not be enforced (EEOC v. Publix Super Markets, Inc., Case No. 93-0091). The application, among other things, alleged that information previously supplied by the Company to the EEOC did not fully comply with the subpoena and that the EEOC was entitled to require the Company to compile additional information and produce additional documents. The matter was resolved by a Consent Order, with which the Company complied, resulting in an order on June 17, 1993 dismissing the action.

       This application arose out of a notice of charge issued by the EEOC on March 25, 1992, In the Matter of: Kemp v. Publix Super Markets, Inc., Charge No. ###-##-####, alleging that the Company had engaged in past violations and was engaged in continuing violations of Title VII of the Civil Rights Act, as amended, by discriminating against women with respect to job assignments and promotions because of their sex. As currently amended, the charge covers employment practices by the Company in the State of Florida as a whole.

       On December 6, 1993, the EEOC sought to expand the scope of its investigation to include allegations of race discrimination. The EEOC has requested the Company to compile information and produce documents relating to these allegations. The Company has objected to the expansion and the EEOC has agreed to substantial reductions in the information requested and further discussions as to additional reductions in the information requested are pending.

       The Company denies the allegations of the charge and the subsequent attempted expansion of the charge. The EEOC has advised that the charge does not in any respect constitute a final finding of a violation, but that the EEOC has a statutory duty to conduct a full and impartial investigation for the purpose of determining whether the facts and circumstances afford the EEOC reasonable cause to believe that the Company's employment patterns and practices constitute discrimination on the basis of sex and race.

       The EEOC's investigation of the charge remains at the stage of considering whether there is reasonable cause to believe the allegations of the charge. At this early stage, the likelihood of an adverse finding of the Company's liability and an estimate of the amount of any exposure for any such liability cannot be determined.

       The Company is also a party in various other legal claims and actions considered in the normal course of business. Management believes that the ultimate disposition of these matters will not have a material effect on the Company's financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders

       None

                       EXECUTIVE OFFICERS OF THE COMPANY

                                                                                                        Served as
                                                                             Nature of Family           Officer of
                                                                               Relationship              Company
Name                                 Age     Position                        Between Officers             Since
- ----                                 ---     --------                        ----------------           ----------
Howard M. Jenkins                    42      Chairman of                     First cousin of                 1976
                                             the Board and                   Charles H. Jenkins,
                                             Chief Executive                 Jr., uncle of
                                             Officer                         W. Edwin Crenshaw
                                                                             and brother-in-law
                                                                             of Hoyt R. Barnett

Mark C. Hollis                       59      President and                                                   1968
                                             Chief Operating
                                             Officer

Charles H. Jenkins, Jr.              50      Chairman of the                 First cousin of                 1974
                                             Executive Committee             Howard M. Jenkins

Hoyt R. Barnett                      50      Executive                       Brother-in-law of               1977
                                             Vice President                  Howard M. Jenkins

William H. Vass                      44      Executive                                                       1986
                                             Vice President

Jesse L. Benton                      51      Vice President                                                  1988

S. Keith Billups                     61      Secretary                                                       1968

Bennie F. Brown                      52      Vice President                                                  1992

R. Scott Charlton                    35      Vice President                                                  1992

W. Edwin Crenshaw                    43      Executive                       Nephew of                       1990
                                             Vice President                  Howard M. Jenkins

William R. Curry                     53      Vice President                                                  1990

Carolyn C. Day                       48      Assistant Secretary                                             1992

Mark R. Irby                         38      Vice President                                                  1989

Tina P. Johnson                      34      Treasurer                                                       1990

James J. Lobinsky                    54      Vice President                                                  1992

Sharon A. Miller                     50      Assistant Secretary                                             1992

Robert H. Moore                      51      Vice President                                                  1994

Thomas M. O'Connor                   46      Vice President                                                  1992

David P. Phillips                    34      Controller                                                      1990

Daniel M. Risener                    53      Vice President                                                  1985

Edward H. Ruth                       62      Vice President                                                  1981

Edward T. Shivers                    54      Vice President                                                  1985

James F. Slappey                     51      Vice President                                                  1992


The terms of all officers expire at the annual meeting of the Company in May
1994.

Name                                 Business Experience During Last Five Years
- ----                                --------------------------------------------------------------------------------------------
Howard M. Jenkins                   Chairman of the Executive Committee of the Company to January 1990, Chairman of the Board and
                                    Chief Executive Officer thereafter.

Mark C. Hollis                      President and Chief Operating Officer of the Company.  He is a Director of Bell South
                                    Telecommunications, a  Bell South Company.

Charles H. Jenkins, Jr.             Executive Vice President of the Company to January 1990, Chairman of the Executive Committee
                                    thereafter.

Hoyt R. Barnett                     Executive Vice President of the Company and Trustee of the Company's Profit Sharing Plan.

William H. Vass                     Controller of the Company to February 1990, Vice President and Treasurer to November 1992,
                                    Executive Vice President and Trustee of the Company's ESOT thereafter.

Jesse L. Benton                     Vice President of the Company.

S. Keith Billups                    Assistant Secretary of the Company to February 1990, Secretary thereafter.

Bennie F. Brown                     Director of Meat Operations - Lakeland Division of the Company to January 1992, Vice President
                                    thereafter.

R. Scott Charlton                   Bakery Plant General Manager of the Company to July 1990, Director of Manufacturing to January
                                    1992, Vice President thereafter.

W. Edwin Crenshaw                   Director of Retail Operations - Lakeland Division of the Company to January 1990, Vice
                                    President to January 1994, Executive Vice President thereafter.

William R. Curry                    Director of Real Estate of the Company to January 1990, Vice President thereafter.

Carolyn C. Day                      Capital Stock Registrar and Transfer Agent of the Company to July 1992, Capital Stock Registrar
                                    and Transfer Agent and Assistant Secretary thereafter.

Mark R. Irby                        Director of Marketing of the Company to January 1989, Vice President thereafter.

Tina P. Johnson                     Tax Manager of the Company to February 1990, Assistant Secretary to September 1992, Treasurer
                                    thereafter.

James J. Lobinsky                   Assistant Director of Merchandising - Miami Division of the Company to May 1990, Corporate
                                    Director of General Merchandise to January 1992, Vice President thereafter.

Sharon A. Miller                    Assistant Director of General Accounting of the Company to February 1990, Director of
                                    Merchandise Accounting to May 1991, Director of Administration to July 1992, Director of
                                    Administration and Assistant Secretary thereafter.

Name                                       Business Experience During Last Five Years
- ----                                       ---------------------------------------------------------
Robert H. Moore                            Assistant Director of Retail Operations -  Lakeland Division of the Company to January
                                           1990, Director of Retail Operations - Lakeland Division to January 1992,
                                           Director of Retail Operations - Atlanta Division to January    1994, Vice President
                                           thereafter.

Thomas M. O'Connor                         Director of Distribution - Miami Division of the Company to November 1992, Vice
                                           President thereafter.

David P. Phillips                          Internal Audit Manager of the Company to February 1990, Controller thereafter.

Daniel M. Risener                          Vice President of the Company.

Edward H. Ruth                             Vice President of the Company.

Edward T. Shivers                          Vice President of the Company.

James F. Slappey                           Assistant Director of Warehousing and Distribution - Lakeland Division of the Company to
                                           January 1990, Director of Warehousing and Distribution - Lakeland Division to
                                           November 1992, Vice President thereafter.


                                    PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

(a)    Market Information*

       Substantially all transactions of the Company's common stock have been among the Company, its employees, former employees and various benefit plans established for the Company's employees. The market price of the Company's common stock is determined by the Board of Directors based upon appraisals prepared by an independent appraiser. The market price for 1993 was $11.50 per share until March 17, 1993, when the price decreased to $11.25 per share. In the second quarter, the price increased to $11.50 per share. In the third quarter, the price was unchanged at $11.50 per share and in the fourth quarter, the price decreased to $11.00 per share. The market price for 1992 was $9.30 per share until the second quarter when the price increased to $10.60 per share. In the third quarter, the price increased to $10.80 per share and in the fourth quarter the price increased to $11.50 per share.

(b)    Approximate Number of Equity Security Holders

       As of March 4, 1994, the approximate number of holders of record of the Company's common stock was 57,500.

(c)    Dividends*

       The Company paid cash dividends of $.08 per share of common stock in 1993 and $.08 per share in 1992. Payment of dividends is within the discretion of the Company's Board of Directors and depends on, among other factors, earnings, capital requirements and the operating and financial condition of the Company. It is expected that comparable cash dividends will be paid in the future.



*Restated to give retroactive effect for 5-for-1 stock split in July 1992.

Item 6.  Five Year Summary of Selected Financial Data



                                  1993         1992         1991         1990         1989
                                  ----         ----         ----         ----         ----
Sales:
  Sales                       $7,472,652    6,664,309    6,139,731    5,758,390    5,331,008
  Percent increase                  12.1%         8.5%         6.6%         8.0%        11.0%
  Comparable store sales
    percent increase                 6.4%         4.6%         2.3%         5.2%         4.1%

Earnings:
  Gross profit                $1,638,044    1,479,788    1,391,255    1,275,706    1,190,947
  Earnings before income
    tax expense and
    cumulative effect of
    changes in accounting
    principles                $  288,709      253,677      240,063      227,443      200,215
  Net earnings before
    cumulative effect of
    changes in accounting
    principles                $  183,811      166,455      158,044      149,010      128,458
  Net earnings                $  180,317      166,455      158,044      149,010      128,458
  Net earnings as a
    percent of sales                2.41%        2.50%        2.57%        2.59%        2.41%

Common stock:
  Weighted average
    shares outstanding*      236,249,110  239,248,081  242,872,610  243,365,735  250,147,925
  Net earnings per
    common share,
    based on weighted
    average shares
    outstanding*              $      .76          .70          .65          .61          .51
  Dividends per share*        $      .08          .08          .07          .07          .06

Financial data:
  Capital expenditures        $  320,167      202,597      158,983      163,676      159,568
  Working capital             $  137,160      241,191      271,376      168,014       96,709
  Current ratio                     1.23         1.48         1.62         1.43         1.27
  Total assets                $2,054,315    1,791,247    1,623,720    1,475,737    1,307,212
  Long-term debt              $    4,930        6,938       10,679       13,075       15,377
  Stockholders' equity        $1,308,009    1,168,091    1,068,463      960,124      837,253

Other:
  Number of stores                   425          400          389          375          367


NOTE:  Dollars are in thousands except per share amounts.
       All years include 52 weeks.


*  Restated to give retroactive effect for 5-for-1 stock split in July 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Business Environment

       As of December 25, 1993, the Company operated 425 retail grocery stores representing approximately 18.1 million square feet of retail space. Historically, the Company's primary competition has been from national and regional chains and smaller independents located throughout its market areas. The Company has continued to experience increased competition from mass merchandisers. The products offered by these retailers include many of the same items sold by the Company.

       All of the Company's stores are located in Florida with the exception of 15 stores located in Georgia and one store located in South Carolina. The Company opened its first store in Georgia during the fourth quarter of 1991, four stores during 1992 and 10 additional stores during 1993. The Company opened its first store in South Carolina during the fourth quarter of 1993.
The Company intends to continue to pursue vigorously new locations in Florida and other states.


Liquidity and Capital Resources

       Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $370.4 million in 1993 compared with $296.8 million in 1992 and $313.7 million in 1991. Working capital was approximately $137.2 million as of December 25, 1993 as compared with $241.2 million and $271.4 million as of December 26, 1992 and December 28, 1991, respectively. Cash and cash equivalents aggregated $199.0 million as of December 25, 1993, as compared with $293.5 million and $332.8 million as of December 26, 1992 and December 28, 1991, respectively.

       Capital expenditures totaled $320.2 million in 1993. These expenditures were primarily incurred in connection with the opening of 29 new stores and remodeling or expanding 13 stores which added 1.63 million square feet. Significant expenditures were incurred in the continued expansion of the Deerfield Beach, Florida facility, acquisition of a grocery warehouse in Orlando, Florida and construction of a new general merchandise warehouse in Lakeland, Florida and a new distribution center in Lawrenceville, Georgia. In addition, the Company closed four stores. Capital expenditures totaled $202.6 million in 1992. These expenditures were primarily incurred in connection with the opening of 20 new stores and remodeling or expanding 12 stores which added
1.14 million square feet. Significant expenditures were incurred in expanding the Deerfield Beach facility. In addition, the Company closed 12 stores. Capital expenditures totaled $159.0 million in 1991. These expenditures were primarily incurred in connection with the opening of 20 new stores and remodeling or expanding 11 stores which added 1.10 million square feet. In addition, the Company closed six stores.

       The Company hopes to open as many as 60 stores in 1994. Although real estate development is unpredictable, the Company's 1994 new store growth represents a reasonable estimate of anticipated future growth. Capital expenditures for 1994, primarily made up of new store construction, the remodeling or expanding of several existing stores and the expansion and construction of distribution facilities, are expected to be approximately $400 million. This capital program is subject to continuing change and review. The 1994 capital expenditures are expected to be financed by internally generated funds and current liquid assets. In the normal course of operations, the Company replaces stores and closes unprofitable stores. The impact of future store closings is not expected to be material.

       The Company is self-insured, up to certain limits, for health care, fleet liability, general liability and workers' compensation claims. Reserves are established to cover estimated liabilities for existing and anticipated claims based on actual experience including, where necessary, actuarial studies. The Company has insurance coverage for losses in excess of varying amounts. The provision for self-insured reserves was $90.1 million, $78.7 million and $56.2 million in fiscal 1993, 1992 and 1991, respectively. The Company does not believe its self-insurance program will have a material adverse impact on its future liquidity, financial condition or results of operations.

       The Company has committed lines of credit for $75.0 million. These lines are reviewed annually by the banks. The interest rate for these lines is at or below the prime rate. No amounts were outstanding on the lines of credit as of December 25, 1993 or December 26, 1992.

       Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Short-term investments were approximately $59.8 million in 1993 compared with $50.4 million in 1992. Long- term investments, primarily comprised of tax exempt bonds and preferred stocks, were approximately $199.4 million in 1993 compared with $126.8 million in 1992. Management believes the Company's liquidity will continue to be strong.

       The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value. However, such purchases are not required and the Company retains the right to discontinue them at any time.


Results of Operations

       The Company's fiscal year ends on the last Saturday in December. Fiscal years 1993, 1992 and 1991 included 52 weeks.

       Sales for fiscal 1993 were $7,472.7 million as compared with $6,664.3 million in fiscal 1992, a 12.1% increase. This reflects an increase of $426.5 million or 6.4% in sales from stores that were open for all of both years (comparable stores) and sales of $381.9 million or 5.7% from the net impact of 29 new stores and four closed stores. This activity contributed a net increase of 9.0% or approximately 1.50 million square feet in retail space.

       Sales for fiscal 1992 were $6,664.3 million as compared with $6,139.7 million in fiscal 1991, an 8.5% increase. This reflects an increase of $283.9 million or 4.6% in sales from stores that were open for all of both years (comparable stores) and sales of $240.7 million or 3.9% from the net impact of 23 new stores and 12 closed stores. This activity contributed a net increase of 5.9% or approximately .88 million square feet in retail space. This includes the acquisition of three stores from affiliated companies and the three stores closed as a result of extensive damage caused by Hurricane Andrew. In 1992, the Company identified potential environmental problems relating to properties that are owned or leased. Other income, net includes $8.0 million which was accrued for estimated clean-up costs.

       On August 24, 1992, Hurricane Andrew destroyed three of the Company's stores in south Florida. Several other stores sustained varying degrees of damage but were operational within four weeks. In management's opinion, the resulting property damage and business interruption losses are substantially covered by insurance and are immaterial to the Company's financial position and operations.

       Cost of merchandise sold including store occupancy, warehousing and delivery expenses was approximately 78.1% of sales in 1993 as compared with 77.8% and 77.3% in 1992 and 1991, respectively. In 1993 and 1992, cost of merchandise sold increased as a percent of sales due to competitive pressures.

       Operating and administrative expenses, as a percent of sales, were 19.1%, 19.3% and 19.9% in 1993, 1992 and 1991, respectively. In 1993, the
Company's workers' compensation expense increased approximately $17.5 million or 89% as compared to 1992 due to increases in claim payments and estimated reserves for claim payments. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.

       In August 1993, the "Omnibus Budget Reconciliation Act of 1993" became effective. The major provision of the new tax law affecting the Company is the increase in the maximum corporate income tax rate from 34% to 35%. This 1% increase in the tax rate was retroactive to January 1, 1993. Therefore, in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes," the Company recognized an additional $3.5 million income tax expense during fiscal year 1993.

       In recent years, the impact of inflation on the Company's food prices continues to be lower than the overall increase in the Consumer Price Index.


New Accounting Standards

       The Company adopted Statement 109, without restating prior years' financial statements, in the first quarter of 1993. This Standard requires a change from the deferred method to the asset and liability method of accounting for income taxes. The cumulative effect of the change in method resulted in a reduction of deferred Federal and state income taxes and an increase in net earnings of approximately $11.8 million.

       The Company adopted Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in the first quarter of 1993. This Standard requires that an employer's obligation for postretirement benefits be fully accrued by the date the employees attain full eligibility to receive these benefits. The Company provides certain life insurance benefits for retired employees. Employees become eligible for these benefits when they reach normal retirement age while working for the Company. The cumulative effect of the change in method resulted in a decrease in net earnings of approximately $15.3 million. At the beginning of 1993, the accumulated postretirement obligation accrued was $24.6 million. During 1993, the Company's accrual increased approximately $1.9 million in additional annual costs under the new Standard.

       In May 1993, the Financial Accounting Standards Board issued Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. This Standard expands the use of fair value accounting for certain debt securities that are classified as available-for-sale or trading but retains the use of the amortized cost method for investments in debt securities that the Company has the positive intent and ability to hold to maturity. The Company will prospectively adopt Statement 115 in the first quarter of 1994. This Standard is not expected to materially affect the Company's financial statements.

       In November 1992, the Financial Accounting Standards Board issued Financial Accounting Standard No. 112, "Employers' Accounting for Postemployment Benefits," effective for fiscal years beginning after December 15, 1993. This Standard requires the accrual of a liability for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The Company has historically accrued postemployment benefits; therefore, the adoption of Statement 112 will not materially affect the Company's financial statements.


Item 8.  Financial Statements and Supplemental Data

       The Company's financial statements, together with the independent auditors' report thereon, are included in the section following Part IV of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None



                                    PART III


Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

       Certain information concerning the directors of the Company is incorporated by reference to pages 2 through 5 of the Proxy Statement of the Company (1994 Proxy Statement) which the Company intends to file no later than 120 days after its fiscal year end. Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of the Company."


Item 11.  Executive Compensation

       Information regarding executive compensation is incorporated by reference to pages 6 through 9 of the 1994 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth, as of March 4, 1994, the information with respect to common stock ownership of all Directors, including some who are 5% or more beneficial owners, and all Officers and Directors as a group. Also, listed are others known by the Company to own beneficially 5% or more of the shares of the Company's common stock.


                                    Amount and Nature            Percent
Name                           of Beneficial Ownership (1)       of Class
- ----                           ---------------------------       --------
Carol Jenkins Barnett                 13,134,987 (2)               5.68

Hoyt R. Barnett                       23,399,650 (3)              10.12

Jesse L. Benton                           73,270                      *

Bennie F. Brown                           78,942                      *

W. Edwin Crenshaw                        665,867                      *

Mark C. Hollis                         2,675,491 (4)               1.16


Note references are explained on the next two pages.

                                     Amount and Nature            Percent
Name                            of Beneficial Ownership (1)      of Class
- ----                            ---------------------------      --------
Charles H. Jenkins, Jr.                   2,428,862                 1.05

Charles H. Jenkins, Sr.                   2,702,191                 1.17

Howard M. Jenkins                        46,305,923 (5)            20.03

Tina P. Johnson                              39,124                    *

E. V. McClurg                             1,998,546                    *

William H. Vass                          27,643,630 (6)            11.96

All Officers and Directors
as a group (26 individuals)             121,511,419 (7)            52.55

All Other Beneficial Owners:
- ---------------------------
Publix Super Markets, Inc.
Profit Sharing Plan and Trust            23,278,750                10.07

Publix Super Markets, Inc.
Employee Stock Ownership Plan
and Trust                                27,610,780                11.94

Nancy E. Jenkins                         14,756,894 (8)             6.38



*Shares represent less than 1% of class


(1) As used in the table on the preceding page, "beneficial ownership" means the sole or shared voting or investment power with respect to the Company's common stock. Holdings of officers include shares allocated to their individual accounts in the Company's Employee Stock Ownership Plan, over which each officer exercises sole voting power and shared investment power. In accordance with the beneficial ownership regulations, the same shares of common stock may be included as beneficially owned by more than one individual or entity. The address for all beneficial owners is 1936 George Jenkins Boulevard, Lakeland, Florida 33801.

(2) Excludes shares of common stock beneficially owned by Carol Jenkins Barnett's husband, as to which Carol Jenkins Barnett disclaims beneficial ownership.

(3) Hoyt R. Barnett is Trustee of the Profit Sharing Plan which is the record owner of 23,278,750 shares of common stock over which he exercises sole voting and investment power. Total shares beneficially owned excludes shares of common stock owned by Hoyt R. Barnett's wife, as to which Hoyt R. Barnett disclaims beneficial ownership.

(4) Mark C. Hollis is Co-Trustee with Peoples Bank of Lakeland for 1,577,699 shares of common stock in three family trusts. The remaining shares are owned in a separate family trust over which Mark C. Hollis is Co-Trustee with his wife. As Co-Trustee, Mark C. Hollis has shared voting and investment power for these shares.

(5) Howard M. Jenkins is Voting Trustee of a Voting Trust Agreement (Agreement), effective May 30, 1987, established by him, his brother and two of his sisters. The Agreement, as amended, has a ten year term and covers 45,733,983 shares of common stock, of which 13,887,305 shares are beneficially owned by Howard M. Jenkins and 14,185,405 shares are beneficially owned by Nancy E. Jenkins. The remaining shares held under the Agreement are owned by various individuals who are not beneficial owners of 5% or more of the Company's common stock. As Trustee, Howard
       M. Jenkins has voting power for the shares represented by the Agreement unless the stockholders of a majority of the shares direct him to vote all shares in a specified manner. In addition, Howard M. Jenkins beneficially owns 571,940 shares of common stock which are either individually owned or owned as Trustee for three trusts over which he exercises sole voting and investment power.

(6) William H. Vass is Trustee of the Employee Stock Ownership Plan (ESOT) which is the record owner of 27,610,780 shares of common stock over which he has shared investment power. As Trustee, William H. Vass exercises sole voting power over 545,249 shares in the ESOT because such shares have not been allocated to participants' accounts. The ESOT participants, not William H. Vass, exercise sole voting power over all remaining shares in the ESOT.

(7) Includes 50,889,530 shares of common stock owned by the Profit Sharing Plan and ESOT.

(8) Includes 14,185,405 shares of common stock which are held in and subject to the Voting Trust Agreement, effective May 30, 1987, for which Howard
       M. Jenkins is Voting Trustee.


Item 13.  Certain Relationships and Related Transactions

       Information regarding certain relationships and related transactions is incorporated by reference to pages 2 through 5 and 9 of the 1994 Proxy Statement.



                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Financial Statements and Schedules
       The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules are filed as part of this Annual Report on Form 10-K.

(b)    Reports on Form 8-K
       The Company filed no reports on Form 8-K during the fourth quarter of the year ended December 25, 1993.

(c)    Exhibits
       3(a). Articles of Incorporation of the Company, together with all amendments thereto are incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K, as amended, for the year ended December 26, 1987.

              Articles of Amendment of the Restated Articles of Incorporation of the Company filed with the Secretary of the State of Florida, effective June 9, 1993 is incorporated herein.

        3(b). By-laws of the Company are incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K, as amended, for the year ended December 26, 1987.

        9. Voting Trust Agreement dated September 12, 1986, between Howard M. Jenkins, Julia J. Fancelli, Nancy E. Jenkins and David F. Jenkins, is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 31, 1988.

                 Amendment to Voting Trust Agreement dated September 12, 1986, between Howard M. Jenkins, Julia J. Fancelli, Nancy E. Jenkins and David F. Jenkins, effective March 8, 1990, is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 30, 1989.

                 Amendment to Voting Trust Agreement dated September 12, 1986, between Howard M. Jenkins, Julia J. Fancelli, Nancy E. Jenkins and David F. Jenkins, effective June 14, 1991, is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 28, 1991.

                 Amendment to Voting Trust Agreement dated September 12, 1986, between Howard M. Jenkins, Julia J. Fancelli, Nancy E. Jenkins and David F. Jenkins, effective November 3, 1992, is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 26, 1992.

                 Amendment to Voting Trust Agreement dated September 12, 1986, between Howard M. Jenkins, Julia J. Fancelli, Nancy E. Jenkins and David F. Jenkins, effective February 26, 1993, is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 26, 1992.

        18. Letter regarding change in accounting principle is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 26, 1992.

        27.      Financial Data Schedule for the year ended December 25, 1993.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PUBLIX SUPER MARKETS, INC.


March 15, 1994                            By:
                                              ------------------------------
                                              Keith Billups
                                              Secretary

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                           Chairman of the Board, Chief
                                           Executive Officer and Director
/s/ Howard M. Jenkins                      (Principal Executive Officer)      March 15, 1994
- ---------------------------
Howard M. Jenkins


                                           President, Chief Operating
/s/ Mark C. Hollis                         Officer and Director               March 15, 1994
- ---------------------------
Mark C. Hollis


                                           Chairman of the Executive
/s/ Charles H. Jenkins, Jr.                Committee and Director             March 15, 1994
- ---------------------------
Charles H. Jenkins, Jr.


                                           Executive Vice President
/s/ Hoyt R. Barnett                        and Director                       March 15, 1994
- ---------------------------
Hoyt R. Barnett

                                           Executive Vice President
                                           and Director
/s/ William H. Vass                        (Principal Financial Officer)      March 15, 1994
- ---------------------------
William H. Vass



/s/ Bennie F. Brown                        Vice President and Director        March 15, 1994
- ---------------------------
Bennie F. Brown


                                           Executive Vice President
/s/ W. Edwin Crenshaw                      and Director                       March 15, 1994
- ---------------------------
W. Edwin Crenshaw


                                           Controller
/s/ David P. Phillips                      (Principal Accounting Officer)     March 15, 1994
- ---------------------------
David P. Phillips

                           PUBLIX SUPER MARKETS, INC.

                 Index to Financial Statements and Schedules


Independent Auditors' Report

Financial Statements:

   Balance Sheets - December 25, 1993 and December 26, 1992

   Statements of Earnings - Years ended December 25, 1993, December 26, 1992 and December 28, 1991

   Statements of Stockholders' Equity - Years ended December 25, 1993,
      December 26, 1992 and December 28, 1991

   Statements of Cash Flows - Years ended December 25, 1993,
      December 26, 1992 and December 28, 1991

   Notes to Financial Statements


The following supporting schedules of Publix Super Markets, Inc.
   for the years ended December 25, 1993, December 26, 1992 and
   December 28, 1991 are submitted herewith:

Schedules:
   V - Property, Plant and Equipment
  VI - Accumulated Depreciation of Property, Plant and Equipment
VIII - Valuation and Qualifying Accounts
  IX - Short-term Borrowings

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT


To The Stockholders
Publix Super Markets, Inc.:


We have audited the financial statements of Publix Super Markets, Inc. as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. as of December 25, 1993, and December 26, 1992, and the results of its operations and its cash flows for each of the years in the three-year period ended December 25, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 of the notes to financial statements, the Company changed its methods of accounting for postretirement benefits and income taxes during 1993 and, during 1992 changed its method of depreciation for all newly acquired fixed assets.





                                                               KPMG PEAT MARWICK





Tampa, Florida
March 9, 1994

                           PUBLIX SUPER MARKETS, INC.

                                 Balance Sheets

                             December 25, 1993 and
                               December 26, 1992


             Assets                                1993             1992
             ------                                ----             ----

                                                  (Amounts in thousands)
Current assets:
  Cash and cash equivalents                       $  198,997          293,473
  Short-term investments                              59,763           50,366
  Receivables from associated companies                  330              275
  Trade receivables (principally due from
     vendors)                                         44,047           38,552
  Merchandise inventories                            404,602          363,955
  Deferred tax assets                                 25,299              ---
  Prepaid expenses                                     1,731              871
                                                  ----------       ----------

       Total current assets                          734,769          747,492
                                                  ----------       ----------



Long-term investments                                199,385          126,765
Investment in joint ventures                           5,142            4,486
Other noncurrent assets                                5,844            3,716

Property, plant and equipment:
  Land                                                55,787           54,052
  Buildings and improvements                         396,220          350,679
  Furniture, fixtures and equipment                1,210,354        1,066,996
  Leasehold improvements                             189,263          164,523
  Construction in progress                           115,373           55,629
                                                  ----------       ----------

                                                   1,966,997        1,691,879

   Less accumulated depreciation                     857,822          783,091
                                                  ----------       ----------

          Net property, plant and equipment        1,109,175          908,788
                                                  ----------       ----------

                                                  $2,054,315        1,791,247
                                                  ==========       ==========





See accompanying notes to financial statements.

                           PUBLIX SUPER MARKETS, INC.

                                 Balance Sheets

                             December 25, 1993 and
                               December 26, 1992


   Liabilities and Stockholders' Equity                 1993             1992
   ------------------------------------                 ----             ----

                                                        (Amounts in thousands)
Current liabilities:
   Current installments of long-term debt           $    2,010            1,952
   Accounts payable                                    394,863          339,233
   Accrued expenses:
     Salaries and wages                                 39,362           37,065
     Contribution to profit sharing plan
          and ESOT                                      50,149           44,863
     Self-insurance reserves                            48,918           32,108
     Other                                              54,054           48,495
                                                    ----------       ----------

          Total accrued expenses                       192,483          162,531
                                                    ----------       ----------

   Federal and state income taxes                        8,253            2,585
                                                    ----------       ----------

          Total current liabilities                    597,609          506,301


Long-term debt, excluding current installments           4,930            6,938
Deferred tax liabilities, net                           63,409           57,762
Self-insurance reserves                                 50,534           45,438
Accrued postretirement benefit cost                     26,465              ---
Other noncurrent liabilities                             3,359            6,717
                                                    ----------       ----------

          Total liabilities                            746,306          623,156
                                                    ----------       ----------


Stockholders' equity:
   Common stock of $1 par value.  Authorized
     300,000,000 shares; issued 238,157,384 shares
     in 1993 and 237,863,456 shares in 1992            238,157          237,864
   Additional paid-in capital                           73,240           71,003
   Reinvested earnings                               1,020,565          859,224
                                                    ----------       ----------

                                                     1,331,962        1,168,091
  Less:  2,120,612 shares of common stock
         acquired from shareholders, at cost            23,953              ---
                                                    ----------       ----------

          Total stockholders' equity                 1,308,009        1,168,091

Commitments and contingencies                              ---              ---
                                                    ----------       ----------

                                                    $2,054,315        1,791,247
                                                    ==========       ==========





See accompanying notes to financial statements.

                           PUBLIX SUPER MARKETS, INC.

                             Statements of Earnings

               Years ended December 25, 1993, December 26, 1992
                            and December 28, 1991


                                                 1993           1992           1991
                                                 ----           ----           ----
                                                      (Amounts in thousands,
                                                     except per share amounts)
Revenues:
   Sales                                      $7,472,652       6,664,309      6,139,731
   Other income, net                              81,317          64,444         74,030
                                              ----------      ----------     ----------

         Total revenues                        7,553,969       6,728,753      6,213,761
                                              ----------      ----------     ----------
Costs and expenses:
   Cost of merchandise sold including
      store occupancy, warehousing
      and delivery expenses                    5,834,608       5,184,521      4,748,476
   Operating and administrative
      expenses                                 1,429,540       1,289,062      1,223,665
   Interest expense                                1,112           1,493          1,557
                                              ----------      ----------     ----------

         Total costs and expenses              7,265,260       6,475,076      5,973,698
                                              ----------      ----------     ----------

         Earnings before income tax
        expense and cumulative effect
        of changes in accounting
        principles                               288,709         253,677        240,063

Income tax expense                               104,898          87,222         82,019
                                              ----------      ----------     ----------

      Net earnings before cumulative effect
        of changes in accounting principles      183,811         166,455        158,044

Cumulative effect on prior years of
  changes in accounting principles                (3,494)            ---            ---
                                              ----------      ----------     ----------

      Net earnings                            $  180,317         166,455        158,044
                                              ==========      ==========     ==========

Net earnings per common share before
  cumulative effect of changes in
  accounting principles                       $      .78             .70            .65

Cumulative effect on prior years
  of changes in accounting
  principles                                        (.02)            ---            ---
                                              ----------      ----------     ----------

      Net earnings per common share,
        based on weighted average
        shares outstanding                    $      .76             .70            .65
                                              ==========      ==========     ==========





See accompanying notes to financial statements.

                           PUBLIX SUPER MARKETS, INC.

                       Statements of Stockholders' Equity

               Years ended December 25, 1993, December 26, 1992
                            and December 28, 1991

                                                                                Common
                                                                                stock
                                                                                acquired      Total
                                                      Additional                 from         stock-
                                         Common       paid-in    Reinvested     stock-        holders'
                                         stock        capital    earnings       holders       equity
                                         -----        -------    ----------     -------       ------
                                                              (Amounts in thousands)
Balances at December 29, 1990          $245,711       73,819      640,594          ---        960,124

Net earnings for the year                   ---          ---      158,044          ---        158,044
Cash dividends, $.07 per share              ---          ---      (17,019)         ---        (17,019)
Contribution of 2,000,000 shares
  to ESOT                                   ---           94          ---       18,506         18,600
7,118,400 shares acquired
  from stockholders                         ---          ---          ---      (66,921)       (66,921)
Sale of 1,580,365 shares
  to stockholders                           ---          127          ---       15,508         15,635
Retirement of 3,538,035 shares           (3,540)         ---      (29,367)      32,907            ---
                                       --------       ------    ---------      -------      ---------

Balances at December 28, 1991           242,171       74,040      752,252          ---      1,068,463

Net earnings for the year                   ---          ---      166,455          ---        166,455
Cash dividends, $.08 per share              ---          ---      (19,157)         ---        (19,157)
Contribution of 1,307,863 shares
  to ESOT                                   ---        1,632          ---       12,494         14,126
8,796,502 shares acquired
  from stockholders                         ---          ---          ---      (91,155)       (91,155)
Sale of 2,570,451 shares
  to stockholders                           ---          ---          ---       27,253         27,253
Retirement of 4,307,044 shares           (4,307)         ---      (40,326)      44,633            ---
Issuance of 611,144 for
  acquisition of affiliated
  companies                                 ---       (4,669)         ---        6,775          2,106
                                       --------       ------    ---------      -------      ---------

Balances at December 26, 1992           237,864       71,003      859,224          ---      1,168,091

Net earnings for the year                   ---          ---      180,317          ---        180,317
Cash dividends, $.08 per share              ---          ---      (18,976)         ---        (18,976)
Contribution of 3,297,684 shares
  to ESOT                                   ---         (849)         ---       37,772         36,923
6,563,903 shares acquired from
  stockholders                              ---          ---          ---      (74,860)       (74,860)
Sale of 1,145,607 shares
  to stockholders                           293        3,086          ---       13,135         16,514
                                       --------       ------    ---------      -------      ---------

Balances at December 25, 1993          $238,157       73,240    1,020,565      (23,953)     1,308,009
                                       ========       ======    =========      =======      =========





See accompanying notes to financial statements.

                           PUBLIX SUPER MARKETS, INC.

                            Statements of Cash Flows

               Years ended December 25, 1993, December 26, 1992
                             and December 28, 1991

                                                1993            1992            1991
                                                ----            ----            ----
                                                        (Amounts in thousands)
Cash flows from operating activities:
   Cash received from customers             $ 7,523,939       6,705,859       6,185,351
   Cash paid to employees and suppliers      (7,002,932)     (6,240,419)     (5,741,593)
   Cash paid to ESOT                                ---         (21,200)        (13,384)
   Dividends and interest received               16,323          16,809          17,477
   Interest paid                                 (1,112)         (1,493)         (1,557)
   Income taxes paid                            (93,583)        (92,452)        (75,048)
   Payment for self-insured claims              (68,210)        (67,389)        (53,102)
   Other operating cash receipts                    309             767           1,205
   Other operating cash payments                 (4,303)         (3,677)         (5,611)
                                            -----------     -----------     -----------

      Net cash provided by operating
      activities                                370,431         296,805         313,738
                                            -----------     -----------     -----------

Cash flows from investing activities:
   Payment for property, plant and
   equipment                                   (320,167)       (202,597)       (158,983)
   Proceeds from sale of property, plant
    and equipment                                 4,750           1,271           1,256
   Payment for investment securities           (282,109)       (107,737)        (20,073)
   Proceeds from sale of investment
   securities                                   214,721          60,829          62,909
   Investment in joint ventures                    (656)         (2,479)         (2,007)
   Other, net                                    (2,174)           (237)            503
                                            -----------     -----------     -----------

      Net cash used in investing activities    (385,635)       (250,950)       (116,395)
                                            -----------     -----------     -----------

Cash flows from financing activities:
   Payment of long-term debt                     (1,950)         (4,197)         (2,290)
   Proceeds from sale of common stock            16,514          27,253          15,635
   Payment for acquisition of common stock      (74,860)        (91,155)        (66,921)
   Dividends paid                               (18,976)        (19,157)        (17,019)
   Other, net                                       ---           2,106             ---
                                            -----------     -----------     -----------

      Net cash used in financing activities     (79,272)        (85,150)        (70,595)
                                            -----------     -----------     -----------

Net increase (decrease) in cash and cash
  equivalents                                   (94,476)        (39,295)        126,748

Cash and cash equivalents at beginning
  of year                                       293,473         332,768         206,020
                                            -----------     -----------     -----------

Cash and cash equivalents at end of year    $   198,997         293,473         332,768
                                            ===========     ===========     ===========





See accompanying notes to financial statements.

                                                                     (Continued)

                           PUBLIX SUPER MARKETS, INC.

                            Statements of Cash Flows
                                  (Continued)


                                                          1993        1992        1991
                                                          ----        ----        ----
                                                             (Amounts in thousands)
Reconciliation of Net Earnings to Net Cash
   Provided by Operating Activities

Net earnings                                         $ 180,317     166,455     158,044

Adjustments to reconcile net earnings to net
      cash provided by operating activities:
   Cumulative effect of changes in accounting
     principles, net of taxes                            3,494         ---         ---
   Depreciation and amortization                       116,797     118,363     120,219
   Contribution to ESOT                                 22,000         ---      18,600
   Deferred income taxes                                 1,462       2,230       4,995
   (Gain) loss on sale of property, plant and
    equipment                                           (1,225)      7,870       4,609
   Gain on sale of investments                          (5,682)     (5,605)     (9,283)
   Self-insurance reserves in excess of
      current payments                                  21,906      11,346       3,103
   Decrease in purchase allowances                      (3,358)     (3,358)     (3,359)
   Other, net                                            1,808          13        (413)
   Changes in current assets and liabilities:
      Increase in short-term investments                (9,397)    (50,366)        ---
      Increase in receivables                           (5,550)     (9,898)     (1,208)
      Increase in merchandise inventories              (40,647)    (16,401)    (18,005)
      (Increase) decrease in prepaid expenses             (860)        152        (759)
      Increase in accounts payable and accrued
      expenses                                          83,698      83,464      35,219
      Increase (decrease) in income taxes payable        5,668      (7,460)      1,976
                                                      --------    --------    --------

              Total adjustments                        190,114     130,350     155,694
                                                      --------    --------    --------



Net cash provided by operating activities             $370,431     296,805     313,738
                                                      ========    ========    ========





See accompanying notes to financial statements.

                           PUBLIX SUPER MARKETS, INC.

                         Notes to Financial Statements

                      December 25, 1993, December 26, 1992
                             and December 28, 1991



(1)    Summary of Significant Accounting Policies

       (a)    Definition of Fiscal Year
              The fiscal year ends on the last Saturday in December. Fiscal years 1993, 1992 and 1991 comprised 52 weeks.

       (b)    Cash Equivalents
              The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

       (c)    Investments
              Short and long-term investments are recorded at the lower of cost or market. The Company will adopt Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in the first quarter of 1994. This Standard is not expected to materially affect the Company's financial statements.

       (d)    Investment in Joint Ventures
              The Company has invested in joint ventures to develop shopping centers. The investment in these joint ventures is accounted for using the equity method.

       (e)    Inventories
              Inventories are valued at cost (principally the dollar value last-in, first-out method) including store inventories which are calculated by the retail method.

       (f)    Property, Plant and Equipment and Depreciation
              Maintenance and repairs are charged to expense as incurred. Expenditures for renewals and betterments are capitalized. The gain or loss on traded items is applied to the asset accounts or reflected in income for disposed items.

              Prior to fiscal year 1992, depreciation was computed for financial statement purposes by the declining balance and straight-line methods. During 1992, the Company adopted the straight-line method of depreciation for all newly acquired fixed assets. Assets acquired before 1992 continue to be depreciated using prior years' depreciation methods. The change to the straight-line method of depreciation was made to conform to predominant industry practice. Use of the straight-line method of depreciation on assets placed in service in 1993 and 1992, as compared with accelerated methods, resulted in an increase in earnings before income taxes of approximately $20,800,000 and $4,743,000 and in net earnings of approximately $10,848,000 or $.05 per share and $2,514,000 or $.01 per share in 1993 and 1992, respectively.





                                                                     (Continued)

                           PUBLIX SUPER MARKETS, INC.

                         Notes to Financial Statements



       (g)    Postretirement Benefits
              At the beginning of fiscal year 1993, the Company adopted Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," without restating prior years' financial statements. This Standard requires that an employer's obligation for postretirement benefits be fully accrued by the date the employees attain full eligibility to receive these benefits. The cumulative effect of the change in method of accounting for postretirement benefits has been reported in the 1993 statement of earnings (note 3).

       (h)    Self-insurance
              Self-insurance reserves are established for heath care, fleet liability, general liability and workers' compensation claims. These reserves are determined based on actual experience including, where necessary, actuarial studies. The Company has insurance coverage for losses in excess of varying amounts.

       (i)    Income Taxes
              At the beginning of fiscal year 1993, the Company adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes," without restating prior years' financial statements.
              This Standard requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The cumulative effect of the change in method of accounting for income taxes has been reported in the 1993 statement of earnings (note 7).

              In prior years, the deferred method under APB Opinion 11 was applied. Under the deferred method, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Deferred taxes are not adjusted for subsequent changes in tax rates.

       (j)    Related Parties
              Historically, the Company sold merchandise, performed various services and leased equipment and fixtures from two affiliated companies. In November 1992, the Company acquired these companies (note 6).





                                        2
                                                                   (Continued)

                           PUBLIX SUPER MARKETS, INC.

                         Notes to Financial Statements



(2)    Merchandise Inventories

       If the first-in, first-out method of valuing inventories had been used by the Company, inventories and current assets would have been higher than reported by approximately $83,741,000, $87,012,000 and $89,930,000 as of December 25, 1993, December 26, 1992 and December 28, 1991, respectively. Also, net earnings would have decreased by approximately $1,706,000 or less than $.01 per share in 1993 and $1,547,000 or less than $.01 per share in 1992 and $712,000 or less than $.01 per share in 1991.


(3)    Postretirement Benefits

       The Company provides life insurance benefits for salaried and hourly full-time employees. Such employees retiring from the Company on or after attaining age 55 and having ten years of credited service are entitled to postretirement life insurance benefits. The Company funds the life insurance benefits on a pay-as-you-go basis. During 1993, the Company made benefit payments of approximately $1,233,000.

       As discussed in Note 1, the Company adopted Statement 106 at the beginning of fiscal year 1993. The accumulated postretirement obligation accrued was $24,607,000. The cumulative effect of this accounting change decreased net earnings by approximately $15,347,000.

                                                                   1993
                                                                   ----
                                                         (Amounts in thousands)
       Net postretirement benefit cost for 1993 consists
         of the following components:

       Service cost attributed to service
         during the year                                          $ 1,039
       Interest cost on postretirement
         benefit obligation                                         2,052
                                                                  -------

       Net periodic postretirement benefit cost                   $ 3,091
                                                                  =======


       The following summarizes the reconciliation of the amounts recognized in the Company's balance sheet as of December 25, 1993:

       Accumulated postretirement benefit obligation:
         Retirees                                                 $10,738
         Fully eligible active plan participants                    9,150
         Other active plan participants                            12,209
                                                                  -------

       Accumulated postretirement benefit obligation               32,097
       Unrecognized net loss                                       (5,632)
                                                                  -------

       Accrued postretirement benefit cost                        $26,465
                                                                  =======

                                                                    (Continued)

                           PUBLIX SUPER MARKETS, INC.

                         Notes to Financial Statements



       The accumulated postretirement benefit obligation calculated at the beginning of fiscal year 1993 was determined using an assumed discount rate of 8% and a salary increase rate of 4%. The accumulated postretirement benefit obligation as of December 25, 1993 was determined using an assumed discount rate of 7.25% and a salary increase rate of 4%. The change in the discount rate from 8% to 7.25% increased the accumulated postretirement benefit obligation by $3,892,000 and is expected to increase annual postretirement benefit costs by $455,000, beginning in 1994.


(4)    Common Stock Split

       On May 12, 1992, the Company's stockholders approved an increase in the number of authorized shares of common stock from 60,000,000 shares to 300,000,000 shares to effect a 5-for-1 stock split. All data in the accompanying financial statements has been restated to give retroactive effect for the stock split.


(5)    Profit Sharing Plan and
       Employee Stock Ownership Trust

       The Company has a trusteed, noncontributory profit sharing plan for the benefit of eligible employees. The amount of the Company's contribution to the plan is determined by the Board of Directors. The contribution cannot exceed 15% of compensation paid to participants. Contributions to the plan amounted to $33,976,000 in 1993, $29,867,000 in 1992 and
       $28,310,000 in 1991.

       The Company has an Employee Stock Ownership Trust (ESOT). Annual contributions to the ESOT are determined by the Board of Directors and can be made in Company stock or cash. In 1993, the Company contributed 2,000,000 shares of its common stock to the ESOT at an appraised value resulting in an expense to the Company of $22,000,000. In 1992, the Company contributed $21,200,000 in cash to the ESOT. In 1991, the Company contributed 2,000,000 shares of its common stock to the ESOT at an appraised value resulting in an expense to the Company of $18,600,000. During 1993, 1992 and 1991, the Board of Directors approved additional contributions to the ESOT of $16,983,000, $14,923,000 and $14,126,000, respectively. The additional contributions are made to the ESOT during the subsequent year.

       The Company intends to continue the profit sharing plan and ESOT indefinitely; however, the right to modify, amend or terminate these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.





                                        4
                                                                    (Continued)

                           PUBLIX SUPER MARKETS, INC.

                         Notes to Financial Statements



(6)    Acquisition

       In November 1992, the Company issued 611,144 shares of its common stock valued at approximately $7,028,000 for all of the outstanding common stock of two affiliated companies, Publix Food Stores, Inc. and Publix Market, Inc.

       The merger was accounted for as a combination of companies under common control and therefore treated in a manner similar to the pooling-of-interests method. Acquired assets of approximately $6,022,000 and liabilities of approximately $3,916,000 were recorded at historical amounts. The acquisition was considered immaterial and thus the fiscal year 1992 financial statements include the assets, liabilities, results of operations and cash flows from the acquisition date to year end.


(7)    Income Taxes

       As discussed in Note 1, the Company adopted Statement 109 at the beginning of fiscal year 1993. The cumulative effect of this accounting change resulted in a reduction of deferred Federal and state income taxes and an increase in net earnings of approximately $11,853,000.

       The provision for income taxes consists of the following:

                                          Current      Deferred      Total
                                          -------      --------      -----

                                               (Amounts in thousands)
     1993:
       Federal                            $ 89,580        (340)      89,240
       State                                15,861        (203)      15,658
                                          --------       -----      -------

                                          $105,441        (543)     104,898
                                          ========       =====      =======

     1992:
       Federal                            $ 72,271       1,895       74,166
       State                                12,721         335       13,056
                                          --------       -----       ------

                                          $ 84,992       2,230       87,222
                                          ========       =====       ======

     1991:
       Federal                            $ 64,291       4,304       68,595
       State                                12,733         691       13,424
                                          --------       -----       ------

                                          $ 77,024       4,995       82,019
                                          ========       =====       ======





                                        5
(Continued)

                           PUBLIX SUPER MARKETS, INC.

                         Notes to Financial Statements



       Income tax expense amounted to $104,898,000 for 1993 (an effective rate of 36.3%), $87,222,000 for 1992 (an effective rate of 34.4%) and
       $82,019,000 for 1991 (an effective rate of 34.2%). The actual expense for 1993, 1992 and 1991 differs from the "expected" tax expense for those years (computed by applying the U.S. Federal corporate tax rate of 35% for 1993 and 34% for 1992 and 1991 to earnings before income taxes) as follows:

                                              1993         1992          1991
                                              ----         ----          ----
                                                   (Amounts in thousands)
       Computed "expected" tax expense      $101,048      86,250       81,622
       State income taxes (net of
         Federal income tax benefit)          10,178       8,617        8,860
       Tax exempt interest                    (5,065)     (5,418)      (4,911)
       Effect of change in tax rate on
       deferred tax assets/liabilities           970         ---          ---
       Other, net                             (2,233)     (2,227)      (3,552)
                                            --------      ------       ------

                                            $104,898      87,222       82,019
                                            ========      ======       ======


       The significant components of deferred income taxes and their tax effects for 1993, 1992 and 1991 are as follows:

                                            1993        1992         1991
                                            ----        ----         ----

                                               (Amounts in thousands)
     Depreciation                          $15,451      10,885        9,507
     Self-insurance reserves                (7,251)     (4,500)        (412)
     Purchase allowances                     1,297       1,264        1,264
     Effect of change in tax rate on
       deferred tax assets/liabilities         970         ---          ---
     Other, net                            (11,010)     (5,419)      (5,364)
                                           -------      ------       ------

                                           $  (543)      2,230        4,995
                                           =======      ======       ======


       The "Omnibus Budget Reconciliation Act of 1993" included various rule changes and increased the maximum corporate income tax rate from 34% to 35%, effective January 1, 1993. The impact of the new tax law increased the Company's 1993 income tax expense by $3,484,000. This included $2,514,000 attributable to the new tax rate on current income and $970,000 resulting from an adjustment of deferred tax balances.





                                        6
(Continued)

                           PUBLIX SUPER MARKETS, INC.

                         Notes to Financial Statements



       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 25, 1993 are as follows:

                                                1993
                                                ----
                                        (Amounts in thousands)
Deferred tax assets:
Self-insurance reserves                        $ 46,047
Inventory uniform capitalization                  5,958
Other                                            11,669
                                               --------

  Total deferred tax assets                    $ 63,674
                                               ========

Deferred tax liabilities:
Difference in tax basis of property,
plant and equipment, net                       $101,784
                                               --------

  Total deferred tax liabilities               $101,784
                                               ========


       As of December 25, 1993, the Company had net noncurrent deferred tax liabilities of $63,409,000 and current deferred tax assets of $25,299,000. The Company expects the results of future operations to generate sufficient taxable income to allow utilization of deferred tax assets.


(8)    Fair Value of Financial Instruments

       The following methods and assumptions were used by the Company in estimating the fair value for its financial instruments:

       Cash and cash equivalents: The carrying amount for cash and cash equivalents approximates fair value.

       Investment securities: The fair value for marketable debt and equity securities are based on quoted market prices.

       Long-term debt, including current installments: The carrying amount for long-term debt approximates fair value based on current interest rates.

       The carrying amount and fair value of the Company's financial instruments as of December 25, 1993 and December 26, 1992 are as follows:

                                          1993                   1992
                                 -------------------     -------------------
                                 Carrying      Fair      Carrying     Fair
                                 Amount        Value      Amount      Value
                                 --------      -----     -------      ------
                                             (Amounts in thousands)

Cash and cash equivalents        $198,997     198,997     293,473     293,473

Investment securities:
  Short-term investments           59,763      60,064      50,366      50,426
  Long-term investments           199,385     202,118     126,765     130,767

Long-term debt, including
  current installments              6,940       6,940       8,890       8,890



                                        7
                                                                   (Continued)

                           PUBLIX SUPER MARKETS, INC.

                         Notes to Financial Statements


(9)    Commitments and Contingencies

       (a)    Operating Leases
              The Company conducts a major portion of its retail operations from leased store and shopping center premises generally under 20 year leases. Contingent rentals paid to lessors of certain store facilities are determined on the basis of a percentage of sales in excess of stipulated minimums plus, in certain cases, reimbursement of taxes and insurance.

              Total rental expense, net of sublease rental income, for the years ended December 25, 1993, December 26, 1992 and December 28, 1991 is as follows:

                               1993        1992        1991
                               ----        ----        ----
                                  (Amounts in thousands)
Minimum rentals               $85,967      74,796      65,137
Contingent rentals             10,731      10,267      10,151
Sublease rental income         (2,253)     (1,728)     (1,698)
                              -------      ------      ------

                              $94,445      83,335      73,590
                              =======      ======      ======


              As of December 25, 1993, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:


                                  Minimum           Sublease
                                  rental            rental
          Year                    commitments       income          Net
          ----                    -----------       ------          ---
                                           (Amounts in thousands)

          1994                    $   91,984        1,281           90,703
          1995                        91,003          975           90,028
          1996                        90,500          658           89,842
          1997                        89,589          557           89,032
          1998                        88,171          422           87,749
          Thereafter                 910,160        1,211          908,949
                                  ----------        -----        ---------

                                  $1,361,407        5,104        1,356,303
                                  ==========        =====        =========


              The Company also owns shopping centers which are leased to tenants for fixed monthly rentals. Contingent rentals received from certain tenants are determined on the basis of a percentage of sales in excess of stipulated minimums plus, in certain cases, taxes. Contingent rentals were estimated at December 25, 1993
              and are included in trade receivables.   Rental income was
              approximately $7,624,000 in 1993, $7,034,000 in 1992 and
              $6,454,000 in 1991. The approximate amounts of minimum future rental payments to be received under operating leases are $5,927,000, $4,845,000, $3,985,000, $2,874,000 and $2,212,000 for
              the years 1994 through 1998, respectively, and $9,061,000 thereafter.

       (b) Lines of Credit

              The Company has committed lines of credit for $75,000,000 available for short-term borrowings, with interest rates at or below the prime rate. There were no amounts outstanding as of December 25, 1993 or December 26, 1992. The Company pays no fees related to these lines.

                                        8
(Continued)

                           PUBLIX SUPER MARKETS, INC.

                         Notes to Financial Statements


       (c)    Litigation

              On January 19, 1993, the Equal Employment Opportunity Commission ("EEOC") applied to the United States District Court, Southern District of Florida in Miami, for an order to show cause why an administrative subpoena previously issued by the EEOC to the Company should not be enforced (EEOC v. Publix Super Markets, Inc., Case No. 93-0091). The application, among other things, alleged that information previously supplied by the Company to the EEOC did not fully comply with the subpoena and that the EEOC was entitled to require the Company to compile additional information and produce additional documents. The matter was resolved by a Consent Order, with which the Company complied, resulting in an order on June 17, 1993 dismissing the action.

              This application arose out of a notice of charge issued by the EEOC on March 25, 1992, In the Matter of: Kemp v. Publix Super Markets, Inc., Charge No. ###-##-####, alleging that the Company had engaged in past violations and was engaged in continuing violations of Title VII of the Civil Rights Act, as amended, by discriminating against women with respect to job assignments and promotions because of their sex. As currently amended, the charge covers employment practices by the Company in the State of Florida as a whole.

              On December 6, 1993, the EEOC sought to expand the scope of its investigation to include allegations of race discrimination. The EEOC has requested the Company to compile information and produce documents relating to these allegations. The Company has objected to the expansion and the EEOC has agreed to substantial reductions in the information requested and further discussions as to additional reductions in the information requested are pending.

              The Company denies the allegations of the charge and the subsequent attempted expansion of the charge. The EEOC has advised that the charge does not in any respect constitute a final finding of a violation, but that the EEOC has a statutory duty to conduct a full and impartial investigation for the purpose of determining whether the facts and circumstances afford the EEOC reasonable cause to believe that the Company's employment patterns and practices constitute discrimination on the basis of sex and race.

              The EEOC's investigation of the charge remains at the stage of considering whether there is reasonable cause to believe the allegations of the charge. At this early stage, the likelihood of an adverse finding of the Company's liability and an estimate of the amount of any exposure for any such liability cannot be determined.

              The Company is also a party in various legal claims and actions considered in the normal course of business. Management believes that the ultimate disposition of these matters will not have a material effect on the Company's financial condition.

                                                                      Schedule V

                           PUBLIX SUPER MARKETS, INC.

                         Property, Plant and Equipment

               Years Ended December 25, 1993, December 26, 1992
                            and December 28, 1991
                            (Amounts in thousands)

                                                                                Other
                                       Balance at                  Retire-      changes-         Balance
                                       beginning                   ments        increase         at end
       Classification                  of period     Additions     or sales     (decrease)       of period
       --------------                  ---------     ---------     --------     ----------       ---------
Year ended December 25, 1993:
  Land                                $   54,052           ---          464         2,199 (2)       55,787

  Buildings and improvements             350,679            31        1,752          (262)(1)      396,220
                                                                                   47,524 (2)

  Furniture, fixtures and equipment    1,066,996        52,066        7,838       (33,184)(1)    1,210,354
                                                                                  132,314 (2)

  Leasehold improvements                 164,523            66          607          (942)(1)      189,263
                                                                                   26,223 (2)

  Construction in progress                55,629       268,004          ---      (208,260)(2)      115,373
                                      ----------     ---------     --------     ---------        ---------

                                      $1,691,879       320,167       10,661       (34,388)       1,966,997
                                      ==========     =========     ========     =========        =========

Year ended December 26, 1992:
  Land                                $   49,693           261           17         4,115 (2)       54,052

  Buildings and improvements             337,781         1,577        3,638        12,221 (2)      350,679
                                                                                     (676)(1)
                                                                                    3,414 (3)

  Furniture, fixtures and equipment    1,007,076        51,765       27,322        67,464 (2)    1,066,996
                                                                                  (32,099)(1)
                                                                                      112 (3)

  Leasehold improvements                 132,700           408        3,465        35,493 (2)      164,523
                                                                                   (1,149)(1)
                                                                                      536 (3)

  Construction in progress                26,336       148,586          ---      (119,293)(2)       55,629
                                      ----------     ---------     --------     ---------        ---------

                                      $1,553,586       202,597       34,442       (29,862)       1,691,879
                                      ==========     =========     ========     =========        =========


                                                                     (Continued)

                                                                      Schedule V

                           PUBLIX SUPER MARKETS, INC.

                         Property, Plant and Equipment

               Years Ended December 25, 1993, December 26, 1992
                            and December 28, 1991
                            (Amounts in thousands)

                                                                                Other
                                       Balance at                  Retire-      changes-         Balance
                                       beginning                   ments        increase         at end
       Classification                  of period     Additions     or sales     (decrease)       of period
       --------------                  ---------     ---------     --------     ----------       ---------

Year ended December 28, 1991:
  Land                                $   44,754           ---          273         5,212 (2)       49,693

  Buildings and improvements             322,085           ---          ---        15,696 (2)      337,781

  Furniture, fixtures and equipment      931,247        72,969       11,279       (26,360)(1)    1,007,076
                                                                                   40,499 (2)

  Leasehold improvements                 109,974           ---        2,388        25,114 (2)      132,700

  Construction in progress                26,843        86,014          ---       (86,521)(2)       26,336
                                      ----------     ---------     --------     ---------        ---------

                                      $1,434,903       158,983       13,940       (26,360)       1,553,586
                                      ==========     =========     ========     =========        =========





Notes:
   (1)    Fully depreciated assets written off.
   (2)    Transfer from construction in progress.
   (3)    Accumulated depreciation on fixed assets of acquired companies.

                                                                   Schedule VI
                           PUBLIX SUPER MARKETS, INC.

          Accumulated Depreciation of Property, Plant and Equipment

               Years Ended December 25, 1993, December 26, 1992
                            and December 28, 1991
                            (Amounts in thousands)

                                                                                Other
                                       Balance at                  Retire-      changes-         Balance
                                       beginning                   ments        increase         at end
       Classification                  of period     Additions     or sales     (decrease)       of period
       --------------                  ---------     ---------     --------     ----------       ---------
Year ended December 25, 1993:
  Buildings and improvements           $ 109,215        12,865          901          (262)(1)      120,917

  Furniture, fixtures and equipment      622,227        97,448        6,145       (33,184)(1)      680,346

  Leasehold improvements                  51,649         5,941           89          (942)(1)       56,559
                                       ---------     ---------     --------     ---------        ---------

                                       $ 783,091       116,254        7,135       (34,388)         857,822
                                       =========     =========     ========     =========        =========

Year ended December 26, 1992:
  Buildings and improvements           $  95,773        12,625        1,921          (676)(1)      109,215
                                                                                    3,414 (2)

  Furniture, fixtures and equipment      572,254       100,280       18,320       (32,099)(1)      622,227
                                                                                      112 (2)
  Leasehold improvements                  49,276         4,915        1,929        (1,149)(1)       51,649
                                                                                      536 (2)
                                       ---------     ---------     --------     ---------        ---------

                                       $ 717,303       117,820       22,170       (29,862)         783,091
                                       =========     =========     ========     =========        =========

Year ended December 28, 1991:
  Buildings and improvements           $  83,456        12,317          ---           ---           95,773

  Furniture, fixtures and equipment      502,462       103,124        6,972       (26,360)(1)      572,254

  Leasehold improvements                  46,235         4,144        1,103           ---           49,276
                                       ---------     ---------     --------     ---------        ---------

                                       $ 632,153       119,585        8,075       (26,360)         717,303
                                       =========     =========     ========     =========        =========




Note:
   (1)    Accumulated depreciation on fully depreciated assets written off.
   (2)    Accumulated depreciation on fixed assets of acquired companies.

                                                                   Schedule VIII

                           PUBLIX SUPER MARKETS, INC.

                       Valuation and Qualifying Accounts

               Years Ended December 25, 1993, December 26, 1992
                            and December 28, 1991
                            (Amounts in thousands)



                                              Balance at        Additions        Deductions        Balance at
                                              beginning         charged to       from              end of
           Description                        of year           income           reserves          year
           -----------                        -------           ------           --------          ----

Year ended December 25, 1993:

Reserves not deducted from assets:
  Self-insurance reserves:
    -Current                                  $32,108           85,020           68,210            48,918
    -Noncurrent                                45,438            5,096              ---            50,534
                                              -------           ------           ------            ------

                                              $77,546           90,116           68,210            99,452
                                              =======           ======           ======            ======

Year ended December 26, 1992:

Reserves not deducted from assets:
  Self-insurance reserves:
    -Current                                  $22,995           76,502           67,389            32,108
    -Noncurrent                                43,204            2,234              ---            45,438
                                              -------           ------           ------            ------

                                              $66,199           78,736           67,389            77,546
                                              =======           ======           ======            ======

Year ended December 28, 1991:

Reserves not deducted from assets:
  Self-insurance reserves:
    -Current                                  $17,573           58,524           53,102            22,995
    -Noncurrent                                45,524           (2,320)             ---            43,204
                                              -------           ------           ------            ------

                                              $63,097           56,204           53,102            66,199
                                              =======           ======           ======            ======

                                                                     Schedule IX

                           PUBLIX SUPER MARKETS, INC.

                             Short-term Borrowings

               Years Ended December 25, 1993, December 26, 1992
                            and December 28, 1991


                                               Weighted    Maximum amount    Average amount    Weighted average
                                 Balance at    average     outstanding       outstanding       interest
                                 end of        interest    during the        during the        rate during
           Category              period        rate        year              year (1)          the year (2)
           --------              ------        ----        ----              --------          ------------
Year ended December 25, 1993:

   Lines of credit                  ---         N/A        24,000,000         250,000             3.24%



Year ended December 26, 1992:

   Lines of credit                  ---         ---               ---             ---               ---



Year ended December 28, 1991:

   Lines of credit                  ---         ---               ---             ---               ---





Notes:
   (1)    Computed based on the daily balance outstanding during the year.
   (2) Computed by dividing interest expense for the year by the average amount outstanding for the year.

                           PUBLIX SUPER MARKETS, INC.

                               Index to Exhibits





EXHIBIT 3A Restated Articles of Incorporation of the Company as incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K, as amended, for the year ended December 26, 1987 (restated in electronic format).


                   Articles of Amendment of the Restated Articles of Incorporation of the Company filed with the Secretary of the State of Florida, effective June 9, 1993.



EXHIBIT 27         Financial Data Schedule for the year ended December 25, 1993.