Form 10-Q
period 1994-03-26
PUBLIX SUPER MARKETS INC
filed 1994-05-09
CIK 81061

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 26, 1994

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ____________ to ______________



                          Commission File Number 0-981
                          ----------------------------


                          PUBLIX SUPER MARKETS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




          Florida                              59-0324412
- - -------------------------------   ------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)



1936 George Jenkins Blvd.
Lakeland, Florida                                    33801
- - ----------------------------------------  ----------------------------
(Address of principal executive offices)           (Zip Code)



Registrant's telephone number, including area code (813) 688-1188
                                                   --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                  No
     -----                   -----
The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of April 29, 1994 was 230,228,751.

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                           PUBLIX SUPER MARKETS, INC.
                            CONDENSED BALANCE SHEETS
                             (Amounts in Thousands)

                                     ASSETS

                                              March 26, 1994   December 25, 1993
                                              --------------   -----------------
                                                (Unaudited)
Current Assets
- - --------------
Cash and cash equivalents                       $  214,381           $  198,997
Short-term investments                              62,232               59,763
Accounts receivable                                 39,897               44,377
Merchandise inventories                            415,817              404,602
Deferred tax assets                                 25,888               25,299
Prepaid expenses                                     7,466                1,731
                                                ----------           ----------

    Total Current Assets                           765,681              734,769
                                                ----------           ----------

Long-term investments                              202,756              199,385
Investment in joint ventures                         5,142                5,142
Other noncurrent assets                              5,395                5,844
Property, plant and equipment                    2,061,160            1,966,997
Accumulated depreciation                          (891,306)            (857,822)
                                                ----------           ----------

         Total Assets                           $2,148,828           $2,054,315
                                                ==========           ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
- - -------------------
Current installments of long-term debt          $    2,022           $    2,010
Accounts payable                                   411,720              394,863
Accrued profit sharing
  and ESOT contribution                             78,331               50,149
Accrued salaries and wages                          37,988               39,362
Accrued self-insurance reserves                     45,874               48,918
Federal and state income taxes                      43,501                8,253
Other                                               52,334               54,054
                                                ----------           ----------

    Total Current Liabilities                      671,770              597,609
                                                ----------           ----------

Long-term debt, excluding current installments       4,365                4,930
Deferred tax liabilities, net                       66,085               63,409
Self-insurance reserves                             53,989               50,534
Accrued postretirement benefit cost                 26,819               26,465
Other noncurrent liabilities                         2,519                3,359

Stockholders' Equity
- - --------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares:  Issued 236,031,122
  shares at March 26, 1994 and 238,157,384
  shares at December 25, 1993                      236,031              238,157
Additional paid-in capital                          73,240               73,240
Reinvested earnings                              1,076,720            1,020,565
                                                ----------           ----------
                                                 1,385,991            1,331,962
Less: 5,222,927 and 2,120,612 shares of
  common stock acquired from stockholders at
  March 26, 1994 and December 25, 1993,
  respectively, at cost                             62,228               23,953

  Unrealized loss on investment
    securities available for sale, net                 482                    -
                                                ----------           ----------

    Total Stockholders' Equity                   1,323,281            1,308,009
                                                ----------           ----------

         Total Liabilities and Stockholders'
           Equity                               $2,148,828           $2,054,315
                                                ==========           ==========

           See accompanying notes to condensed financial statements.

                           PUBLIX SUPER MARKETS, INC.
                        CONDENSED STATEMENTS OF EARNINGS
                (Amounts in thousands except per share amounts)


                                                       Three Months Ended

                                              March 26, 1994       March 27, 1993
                                              --------------       --------------
                                                          (Unaudited)
Revenues
- - --------
Sales                                         $  2,164,581         $  1,942,289
Other income, net                                   27,269               21,676
                                              ------------         ------------

    Total revenues                               2,191,850            1,963,965
                                              ------------         ------------


Costs and expenses
- - ------------------
Cost of merchandise sold including store
  occupancy, warehousing and delivery
  expenses                                       1,669,227            1,519,949
Operating and administrative expenses              397,609              350,643
Interest expense                                       113                  222
                                              ------------         ------------

    Total costs and expenses                     2,066,949            1,870,814
                                              ------------         ------------

Earnings before income tax expense
  and cumulative effect of changes
  in accounting principles                         124,901               93,151

Income tax expense                                  46,857               34,069
                                              ------------         ------------

Net earnings before cumulative effect
  of changes in accounting principles               78,044               59,082

Cumulative effect on prior years of
  changes in accounting principles                       -               (3,494)
                                              ------------         ------------

    Net earnings                              $     78,044         $     55,588
                                              ============         ============

Weighted average number of common
  shares outstanding                           236,078,036          237,728,815
                                              ============         ============

Net earnings per common share before
  cumulative effect of changes in
  accounting  principles                      $        .33         $        .25

Cumulative effect on prior years of
  changes in accounting principles                       -                 (.02)
                                              ------------         ------------

Net earnings per common share                 $        .33         $        .23
                                              ============         ============

Cash dividends per common share                       None                 None





See accompanying notes to condensed financial statements.

                           PUBLIX SUPER MARKETS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)



                                                      Three Months Ended

                                                March 26, 1994   March 27, 1993
                                                --------------   --------------
                                                          (Unaudited)
Cash Flows From Operating Activities
- - ------------------------------------
Cash received from customers                      $2,180,350       $1,965,918
Cash paid to employees and suppliers              (1,991,452)      (1,802,789)
Income taxes paid                                     (9,219)          (4,459)
Payment for self-insured claims                      (16,871)         (16,735)
Other                                                 13,750            3,303
                                                  ----------       ----------

   Net Cash Provided by Operating Activities         176,558          145,238
                                                  ----------       ----------


Cash Flows From Investing Activities
- - ------------------------------------
Payment for property, plant and equipment            (94,961)         (66,106)
Payment for investment securities                          -           (3,439)
Payment for investment securities -
  held-to-maturity                                    (1,095)               -
Payment for investment securities -
  available-for-sale                                 (37,658)               -
Proceeds from sale of investment securities           34,735              457
Other, net                                               648            1,826
                                                  ----------       ----------

   Net Cash Used in Investing Activities             (98,331)         (67,262)
                                                  ----------       ----------


Cash Flows From Financing Activities
- - ------------------------------------
Payment of long-term debt                               (553)            (495)
Proceeds from sale of common stock                     2,587            4,300
Payment for acquisition of common stock              (64,877)         (11,020)
                                                  ----------       ----------

   Net Cash Used in Financing Activities             (62,843)          (7,215)
                                                  ----------       ----------


Net increase in cash and cash equivalents             15,384           70,761

Cash and cash equivalents at beginning of
  quarter                                            198,997          293,473
                                                  ----------       ----------

Cash and cash equivalents at end of quarter       $  214,381       $  364,234
                                                  ==========       ==========





See accompanying notes to condensed financial statements.

                           PUBLIX SUPER MARKETS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to fairly reflect the financial position, results of operations and changes in cash flows of the Company for the interim periods presented.

2. In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company adopted the provisions of the new Standard for investments held as of, or acquired after, the beginning of fiscal 1994. The cumulative effect of adopting the Standard as of the beginning of fiscal 1994 is not material. In accordance with the Standard, prior period financial statements have not been restated to reflect the change in accounting principle.

     Securities held-to-maturity and available-for-sale: Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held- to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income.

     Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method.

     Following is a summary of available-for-sale securities and held-to-maturity securities as of March 26, 1994:


                                  Available-for-Sale Securities
                           -------------------------------------------

                                        Gross       Gross    Estimated
                          Amortized  Unrealized  Unrealized     Fair
                             Cost       Gains      Losses      Value
                           --------  ----------  ----------  ---------
                                    (Amounts In Thousands)
     Tax-free bonds        $178,304      $  468      $1,865   $176,907
     Equity securities       30,336       1,663       1,051     30,948
                           --------      ------      ------   --------

                           $208,640      $2,131      $2,916   $207,855
                           ========      ======      ======   ========


                                    Held-to-Maturity Securities
                           -------------------------------------------

                                        Gross       Gross    Estimated
                          Amortized  Unrealized  Unrealized     Fair
                             Cost       Gains      Losses      Value
                           --------  ----------  ----------  ---------
                                    (Amounts In Thousands)

     Tax-free bonds        $ 57,048      $   75      $  164   $ 56,959
                           ========      ======      ======   ========

     The realized gains on sales of available-for-sale securities totaled $215,000 and the realized losses totaled $71,000. The net adjustment to unrealized losses on available-for-sale securities included as a separate component of stockholders' equity totaled $785,000.

     The amortized cost and estimated fair value of debt and marketable equity securities as of March 26, 1994, by expected maturity, are as follows:

                                                         Estimated
                                     Amortized              Fair
                                        Cost               Value
                                      --------           ---------
                                          (Amounts In Thousands)
     Available-for-Sale
     ------------------
     Due in one year or less          $ 37,225            $ 37,235
     Due after one year through
       three years                      68,722              68,766
     Due after three years              72,357              70,906
                                      --------            --------
                                       178,304             176,907
     Equity securities                  30,336              30,948
                                      --------            --------

                                      $208,640            $207,855
                                      ========            ========



     Held-to-Maturity
     ----------------

     Due in one year or less          $ 24,912            $ 24,914
     Due after one year through
       three years                      30,818              30,684
     Due after three years               1,318               1,361
                                      --------            --------

                                      $ 57,048            $ 56,959
                                      ========            ========


     At March 26, 1994, the Company classified its one investment in common stock as a trading security. This investment had a cost of $198,000 and a fair value of $85,000. The unrealized loss on this investment is included in the statement of earnings.

                           PUBLIX SUPER MARKETS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
     Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $176.6 million in the quarter ended March 26, 1994, as compared with $145.2 million in the quarter ended March 27, 1993. Cash and cash equivalents totaled $214.4 million as of March 26, 1994.

     Capital expenditures totaled $95.0 million in the quarter ended March 26, 1994. These expenditures were primarily incurred in connection with the opening of ten new stores and the remodeling or enlarging of three stores which added .49 million square feet. Significant expenditures were incurred in the continued construction of a new general merchandise warehouse in Lakeland, Florida and a new distribution center in Lawrenceville, Georgia. In addition, the Company closed one store. Capital expenditures in the quarter ended March 27, 1993, were approximately $66.1 million. These expenditures were primarily incurred in connection with the opening of eight new stores and remodeling or enlarging of three stores which added .45 million square feet. Also, significant expenditures were incurred in expanding the warehouse facilities in Deerfield Beach, Florida. In addition, the Company closed two stores.

     The Company has budgeted approximately $305.0 million for the remainder of 1994 for new store construction, the remodeling or expanding of several existing stores and the expansion and construction of distribution facilities. The capital budget is subject to continuing change and review. The remaining capital expenditures are expected to be financed by internally generated funds and current liquid assets.

     As of March 26, 1994, the Company has committed lines of credit for $75.0 million. In April 1994, the Company added an additional $50.0 million line of credit. These lines are reviewed annually by the banks. The interest rate for these lines is at or below the prime rate. No amounts were outstanding as of March 26, 1994.

     Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Management believes the Company's liquidity will continue to be strong.

Operating Results
     Sales increased 11.4% in the first quarter of 1994 to $2,164.6 million, an increase of $222.3 million compared to the same quarter in 1993. This represents an increase of $99.1 million or 5.1% in additional sales from stores that were open for all of both quarters (comparable stores) and additional sales of $123.2 million or 6.3% from the net impact of 31 stores opened and three stores closed since March 27, 1993, and eight stores opened and two stores closed in the first quarter of 1993. Other income increased $5.6 million or 25.8% in the first quarter of 1994 as compared to the same quarter in 1993. This increase is the result of the recognition of a $5.6 million gain on the settlement of claims for business interruption losses and property losses related to the extensive damage caused by Hurricane Andrew.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 77.1% in the quarter ended March 26, 1994, and 78.3% in the quarter ended March 27, 1993. The decrease in cost of merchandise sold is due to buying and merchandising efficiencies.

     Operating and administrative expenses, as a percentage of sales, were approximately 18.4% and 18.1% for the quarters ended March 26, 1994 and March 27, 1993, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.

New Accounting Standard
     The Company adopted Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, in the first quarter of 1994. This Standard requires the reporting of certain securities at fair value except for those securities which the Company has the positive intent and ability to hold to maturity.

     The Company adopted the provisions of the new Standard for investments held as of, or acquired after, the beginning of fiscal 1994. The cumulative effect of adopting the Standard as of the beginning of fiscal 1994 is not material. In accordance with the Standard, prior period financial statements have not been restated to reflect the change in accounting principle.



                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
     In the Company's Form 10-K for the fiscal year ended December 25, 1993, the Company disclosed a legal proceeding with the Equal Employment Opportunity Commission (EEOC). No material developments have occurred since the Form 10-K filing.

Item 6(a).  Exhibits
     27.  Financial Data Schedule for the three months ended March 26, 1994.

Item 6(b).  Reports on Form 8-K
     No reports on Form 8-K were filed during the three months ended March 26, 1994.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





                           PUBLIX SUPER MARKETS, INC.





Date:  May 6, 1994        /s/ S. Keith Billups
                          --------------------------------------------
                          S. Keith Billups, Secretary





Date:  May 6, 1994        /s/ William H. Vass
                          --------------------------------------------
                          William H. Vass, Executive Vice President
                          and Chief Financial Officer
                          (Principal Financial Officer)