Form 10-Q
period 1994-06-25
PUBLIX SUPER MARKETS INC
filed 1994-08-09
CIK 81061

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 25, 1994

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period
    from            to
         ---------     ---------


                          Commission File Number 0-981
                          ----------------------------


                          PUBLIX SUPER MARKETS, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)




          Florida                             59-0324412
- - -------------------------------   ------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)



1936 George Jenkins Blvd.
Lakeland, Florida                                    33801
- - ----------------------------------------   -----------------------------
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

Yes    X                  No
    ------                   -------
The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of July 29, 1994 was 229,618,616.




                               Page 1 of 10 pages

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
                           PUBLIX SUPER MARKETS, INC.
                            CONDENSED BALANCE SHEETS
                             (Amounts in Thousands)

                                    ASSETS
                                               June 25, 1994   December 25, 1993
                                              --------------   -----------------
                                                (Unaudited)
Current Assets
- - --------------
Cash and cash equivalents                       $  119,197          $  198,997
Short-term investments                              73,223              59,763
Accounts receivable                                 31,133              44,377
Merchandise inventories                            424,218             404,602
Deferred tax assets                                 26,456              25,299
Prepaid income taxes                                11,599                   -
Prepaid expenses                                     5,531               1,731
                                                ----------          ----------
    Total Current Assets                           691,357             734,769
                                                ----------          ----------
Long-term investments                              192,641             199,385
Investment in joint ventures                         5,007               5,142
Other noncurrent assets                              5,199               5,844
Property, plant and equipment                    2,148,821           1,966,997
Accumulated depreciation                          (911,134)           (857,822)
                                                ----------          ----------
         Total Assets                           $2,131,891          $2,054,315
                                                ==========          ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
- - -------------------
Current installments of long-term debt          $    2,230          $    2,010
Accounts payable                                   385,817             394,863
Accrued profit sharing
  and ESOT contribution                             98,948              50,149
Accrued salaries and wages                          44,480              39,362
Accrued self-insurance reserves                     48,331              48,918
Federal and state income taxes                           -               8,253
Other                                               57,687              54,054
                                                ----------          ----------
    Total Current Liabilities                      637,493             597,609
                                                ----------          ----------
Long-term debt, excluding current installments       3,366               4,930
Deferred tax liabilities, net                       67,549              63,409
Self-insurance reserves                             55,809              50,534
Accrued postretirement benefit cost                 27,490              26,465
Other noncurrent liabilities                         1,680               3,359

Stockholders' Equity
- - --------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares:  Issued 236,031,122
  shares at June 25, 1994 and 238,157,384
  shares at December 25, 1993                      236,031             238,157
Additional paid-in capital                          73,240              73,240
Reinvested earnings                              1,105,517           1,020,565
                                                ----------          ----------
                                                 1,414,788           1,331,962
Less: 6,292,326 and 2,120,612 shares of
  common stock acquired from stockholders at
  June 25, 1994 and December 25, 1993,
  respectively, at cost                             75,696              23,953

  Unrealized loss on investment
    securities available for sale, net                 588                   -
                                                ----------          ----------
    Total Stockholders' Equity                   1,338,504           1,308,009
                                                ----------          ----------
         Total Liabilities and Stockholders'
           Equity                               $2,131,891          $2,054,315
                                                ==========          ==========

See accompanying notes to condensed financial statements.


                           PUBLIX SUPER MARKETS, INC.
                        CONDENSED STATEMENTS OF EARNINGS
                (Amounts in thousands except per share amounts)


                                                       Three Months Ended
                                              June 25, 1994       June 26, 1993
                                              -------------       -------------
                                                        (Unaudited)
Revenues
- - --------
Sales                                        $  2,023,749        $  1,794,916
Other income, net                                  18,307              17,973
                                             ------------        ------------

    Total revenues                              2,042,056           1,812,889
                                             ------------        ------------


Costs and expenses
- - ------------------
Cost of merchandise sold including store
  occupancy, warehousing and delivery
  expenses                                      1,575,027           1,396,274
Operating and administrative expenses             389,088             345,845
Interest expense                                      155                 287
                                             ------------        ------------
    Total costs and expenses                    1,964,270           1,742,406
                                             ------------        ------------
Earnings before income tax expense                 77,786              70,483
Income tax expense                                 28,207              24,645
                                             ------------        ------------
    Net earnings                             $     49,579        $     45,838
                                             ============        ============

Weighted average number of common
  shares outstanding                          230,169,674         235,675,048
                                             ============        ============
Net earnings per common share                $        .22        $        .19
                                             ============        ============
Cash dividends per common share              $        .09        $        .08
                                             ============        ============





See accompanying notes to condensed financial statements.

                           PUBLIX SUPER MARKETS, INC.
                        CONDENSED STATEMENTS OF EARNINGS
                (Amounts in thousands except per share amounts)


                                                      Six Months Ended

                                              June 25, 1994       June 26, 1993
                                              -------------       -------------
                                                          (Unaudited)
Revenues
- - --------
Sales                                        $  4,188,330        $  3,737,205
Other income, net                                  45,576              39,650
                                             ------------        ------------

    Total revenues                              4,233,906           3,776,855
                                             ------------        ------------


Costs and expenses
- - ------------------
Cost of merchandise sold including store
  occupancy, warehousing and delivery
  expenses                                      3,245,798           2,916,223
Operating and administrative expenses             785,154             696,489
Interest expense                                      267                 509
                                             ------------        ------------

    Total costs and expenses                    4,031,219           3,613,221
                                             ------------        ------------

Earnings before income tax expense
  and cumulative effect of changes
  in accounting principles                        202,687             163,634
Income tax expense                                 75,063              58,715
                                             ------------        ------------

Net earnings before cumulative effect
  of changes in accounting principles             127,624             104,919

Cumulative effect on prior years of
  changes in accounting principles                      -              (3,494)
                                             ------------        ------------
    Net earnings                             $    127,624        $    101,425
                                             ============        ============
Weighted average number of common
  shares outstanding                          232,119,138         236,701,933
                                             ============        ============

Net earnings per common share before
  cumulative effect of changes in
  accounting  principles                     $        .55        $        .44

Cumulative effect on prior years of
  changes in accounting principles                      -                (.01)
                                             ------------        ------------
Net earnings per common share                $        .55        $        .43
                                             ============        ============
Cash dividends per common share              $        .09        $        .08
                                             ============        ============





See accompanying notes to condensed financial statements.

                           PUBLIX SUPER MARKETS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)



                                                        Six Months Ended

                                                June 25, 1994    June 26, 1993
                                                -------------    -------------
                                                          (Unaudited)
Cash Flows From Operating Activities
- - ------------------------------------
Cash received from customers                     $4,228,617       $3,775,472
Cash paid to employees and suppliers             (3,913,434)      (3,455,805)
Income taxes paid                                   (91,562)         (48,674)
Payment for self-insured claims                     (33,960)         (34,428)
Other                                                17,136            6,095
                                                 ----------       ----------

   Net Cash Provided by Operating Activities        206,797          242,660
                                                 ----------       ----------


Cash Flows From Investing Activities
- - ------------------------------------
Payment for property, plant and equipment          (193,437)        (129,728)
Payment for investment securities                         -          (19,880)
Payment for investment securities -
  held-to-maturity                                   (5,937)               -
Payment for investment securities -
  available-for-sale                               (113,254)               -
Proceeds from sale of investment securities         122,454              961
Other, net                                            1,462             (515)
                                                 ----------       ----------

   Net Cash Used in Investing Activities           (188,712)        (149,162)
                                                 ----------       ----------


Cash Flows From Financing Activities
- - ------------------------------------
Payment of long-term debt                            (1,344)            (981)
Proceeds from sale of common stock                    8,597            9,728
Payment for acquisition of common stock             (84,356)         (46,950)
Dividends paid                                      (20,782)         (18,978)
                                                 ----------       ----------

   Net Cash Used in Financing Activities            (97,885)         (57,181)
                                                 ----------       ----------


Net increase (decrease) in cash and cash
  equivalents                                       (79,800)          36,317

Cash and cash equivalents at beginning of
  period                                            198,997          293,473
                                                 ----------       ----------

Cash and cash equivalents at end of period       $  119,197       $  329,790
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

     Securities held-to-maturity and available-for-sale: Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held- to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. This amortization and accretion is included in other income.

     Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. This amortization and accretion is included in other income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method.

     Following is a summary of available-for-sale securities and held-to-maturity securities as of June 25, 1994:

                                  Available-for-Sale Securities
                                  -----------------------------

                                        Gross       Gross    Estimated
                          Amortized  Unrealized  Unrealized     Fair
                             Cost       Gains      Losses      Value
                          ---------  ----------  ----------  ---------
                                    (Amounts In Thousands)
     Tax-free bonds        $178,941      $  481      $1,623   $177,799
     Equity securities       31,911       1,256       1,072     32,095
                           --------      ------      ------   --------

                           $210,852      $1,737      $2,695   $209,894
                           ========      ======      ======   ========


                                  Held-to-Maturity Securities
                                  ---------------------------

                                        Gross       Gross    Estimated
                          Amortized  Unrealized  Unrealized     Fair
                             Cost       Gains      Losses      Value
                          ---------  ----------  ----------  ---------
                                    (Amounts In Thousands)
     Tax-free bonds         $55,907      $1,002      $1,228    $55,681
                            =======      ======      ======    =======

     For the six month period ended June 25, 1994, the realized gains on sales of available-for-sale securities totaled $219,000 and the realized losses totaled $1,736,000. The net adjustment for unrealized losses on available-for-sale securities included as a separate component of stockholders' equity totaled $588,000.

     The amortized cost and estimated fair value of debt and marketable equity securities as of June 25, 1994, by expected maturity, are as follows:

                                                         Estimated
                                     Amortized              Fair
                                        Cost               Value
                                     ---------           ---------
                                          (Amounts In Thousands)
     Available-for-Sale
     ------------------

     Due in one year or less          $ 54,345            $ 54,345
     Due after one year through
       three years                      60,728              60,525
     Due after three years              63,868              62,929
                                      --------            --------
                                       178,941             177,799
     Equity securities                  31,911              32,095
                                      --------            --------

                                      $210,852            $209,894
                                      ========            ========



     Held-to-Maturity
     ----------------

     Due in one year or less          $ 18,815            $ 18,815
     Due after one year through
       three years                      35,775              35,521
     Due after three years               1,317               1,345
                                      --------            --------

                                      $ 55,907            $ 55,681
                                      ========            ========


     At June 25, 1994, the Company classified its one investment in common stock as a trading security. This investment had a cost of $198,000 and a fair value of $63,000. The unrealized loss on this investment is included in the statement of earnings as a reduction of other income.

                          PUBLIX SUPER MARKETS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
     Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $206.8 million in the six months ended June 25, 1994, as compared with $242.7 million in the six months ended June 26, 1993. Cash and cash equivalents totaled $119.2 million as of June 25, 1994.

     Capital expenditures totaled $193.4 million in the six months ended June 25, 1994. These expenditures were primarily incurred in connection with the opening of 25 new stores and the remodeling or enlarging of 11 stores which added 1.3 million square feet. Construction was completed on a new general merchandise warehouse in Lakeland, Florida and significant expenditures were incurred in the continued construction of a new distribution center in Lawrenceville, Georgia. In addition, the Company closed three stores. Capital expenditures in the six months ended June 26, 1993, were approximately $129.7 million. These expenditures were primarily incurred in connection with the opening of 12 new stores and remodeling or enlarging of various existing stores. Also, significant expenditures were incurred in expanding the warehouse facilities in Deerfield Beach, Florida and purchasing land for the Atlanta Distribution Center. In addition, the Company closed two stores.

     The Company has budgeted approximately $206.6 million for the remainder of 1994 for new store construction, the remodeling or expanding of several existing stores and the expansion and construction of distribution facilities. The capital budget is subject to continuing change and review. The remaining capital expenditures are expected to be financed by internally generated funds and current liquid assets.

     As of June 25, 1994, the Company has committed lines of credit for $100.0 million and one uncommitted line of credit for $25.0 million. These lines are reviewed annually by the banks. The interest rate for these lines is at or below the prime rate. No amounts were outstanding as of June 25, 1994.

     Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Management believes the Company's liquidity will continue to be strong.

Operating Results
     Sales increased 12.7% in the second quarter of 1994 to $2,023.7 million, an increase of $228.8 million compared to the same quarter in 1993. This represents an increase of $86.5 million or 4.8% in additional sales from stores that were open for all of both quarters (comparable stores) and additional sales of $142.3 million or 7.9% from the net impact of 42 stores opened and three stores closed since June 26, 1993, and four stores opened and two stores closed in the second quarter of 1993. Other income increased $.3 million or 1.9% in the second quarter of 1994 as compared to the same quarter in 1993.

     Sales increased 12.1% in the six months ended June 25, 1994, to $4,188.3 million, an increase of $451.1 million over the six months ended June 26, 1993. This reflects an increase of $186.4 million or 5.0% in sales from comparable stores and sales of $264.7 million or 7.1% from the net impact of 42 stores opened and three stores closed since June 26, 1993, and 12 stores opened and four stores closed in the first six months of 1993. Other revenue increased $5.9 million or 14.9% in the first six months of 1994 as compared to the first six months of 1993. This increase is primarily the result of the recognition of a $5.9 million gain in the settlement of claims for business interruption losses and property losses related to the extensive damage caused by Hurricane Andrew.

                           PUBLIX SUPER MARKETS, INC.


     Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 77.8% in the quarters ended June 25, 1994 and June 26, 1993. These cost of sales percentages were 77.5% and 78.0% for the six months ended June 25, 1994 and June 26, 1993, respectively. During the six months ended June 25, 1994, the decrease in cost of merchandise sold is due to buying and merchandising efficiencies.

     Operating and administrative expenses, as a percentage of sales, were approximately 19.2% and 19.3% for the quarters ended June 25, 1994 and June 26, 1993, respectively. The operating and administrative expenses, as a percentage of sales, were 18.7% and 18.6% in the six months ended June 26, 1994 and June 26, 1993, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.

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

Item 4.  Results of Votes of Security Holders
     The Annual Meeting of Stockholders of the Company was held on May 17, 1994, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to management's solicitation. All of management's nominees for directors as listed in the proxy statement were elected.

Item 6(a).  Exhibits
     27.  Financial Data Schedule for the six months ended June 25, 1994.

Item 6(b).  Reports on Form 8-K
     No reports on Form 8-K were filed during the three months ended June 25, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





                                  PUBLIX SUPER MARKETS, INC.





Date:  August 5, 1994     /s/ S. Keith Billups
                          --------------------------------------------
                          S. Keith Billups, Secretary





Date:  August 5, 1994     /s/ William H. Vass
                          --------------------------------------------
                          William H. Vass, Executive Vice President
                          and Chief Financial Officer
                          (Principal Financial Officer)