Form 10-Q
period 1994-09-24
PUBLIX SUPER MARKETS INC
filed 1994-11-08
CIK 81061

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 24, 1994
                                                         ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period
    from              to
         ------------    --------------


                          Commission File Number 0-981
                          ----------------------------


                          PUBLIX SUPER MARKETS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




                  Florida                             59-0324412
        -------------------------------   ------------------------------------
        (State or other jurisdiction of   (I.R.S. Employer Identification No.)
        incorporation or organization)



        1936 George Jenkins Blvd.
        Lakeland, Florida                                    33801
        ----------------------------------------           ----------
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

        Yes    X                  No
           --------                  ---------

        The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of October 28, 1994 was 232,136,924.



                               Page 1 of 11 pages

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                           PUBLIX SUPER MARKETS, INC.
                            CONDENSED BALANCE SHEETS
                             (Amounts in Thousands)

                                     ASSETS

                                          September 24, 1994   December 25, 1993
                                          ------------------   -----------------
                                              (Unaudited)
Current Assets
- - --------------
Cash and cash equivalents                       $  166,442          $  198,997
Short-term investments                              75,408              59,763
Accounts receivable                                 39,533              44,377
Merchandise inventories                            444,083             404,602
Deferred tax assets                                 28,083              25,299
Prepaid income taxes                                 7,366                   -
Prepaid expenses                                     3,561               1,731
                                                ----------          ----------

    Total Current Assets                           764,476             734,769
                                                ----------          ----------

Long-term investments                              136,364             199,385
Investment in joint ventures                         5,029               5,142
Other noncurrent assets                              5,003               5,844
Property, plant and equipment                    2,225,654           1,966,997
Accumulated depreciation                          (942,928)           (857,822)
                                                ----------          ----------

         Total Assets                           $2,193,598          $2,054,315
                                                ==========          ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
- - -------------------
Current installments of long-term debt          $    2,011          $    2,010
Accounts payable                                   403,799             394,863
Accrued profit sharing
  and ESOT contribution                             67,068              50,149
Accrued salaries and wages                          51,977              39,362
Accrued self-insurance reserves                     53,608              48,918
Federal and state income taxes                           -               8,253
Other                                               71,176              54,054
                                                ----------          ----------

    Total Current Liabilities                      649,639             597,609
                                                ----------          ----------

Long-term debt, excluding current installments       3,092               4,930
Deferred tax liabilities, net                       67,840              63,409
Self-insurance reserves                             57,695              50,534
Accrued postretirement benefit cost                 27,730              26,465
Other noncurrent liabilities                           840               3,359

Stockholders' Equity
- - --------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares:  Issued 236,031,122
  shares at September 24, 1994 and 238,157,384
  shares at December 25, 1993                      236,031             238,157
Additional paid-in capital                          75,853              73,240
Reinvested earnings                              1,147,343           1,020,565
                                                ----------          ----------
                                                 1,459,227           1,331,962
Less: 5,781,098 and 2,120,612 shares of
  common stock acquired from stockholders at
  September 24, 1994 and December 25, 1993,
  respectively, at cost                             71,663              23,953

  Unrealized loss on investment
    securities available for sale, net                 802                   -
                                                ----------          ----------

    Total Stockholders' Equity                   1,386,762           1,308,009
                                                ----------          ----------

         Total Liabilities and Stockholders'
           Equity                               $2,193,598          $2,054,315
                                                ==========          ==========

See accompanying notes to condensed financial statements.

                           PUBLIX SUPER MARKETS, INC.
                        CONDENSED STATEMENTS OF EARNINGS
                (Amounts in thousands except per share amounts)


                                                   Three Months Ended

                                         September 24, 1994  September 25, 1993
                                         ------------------  ------------------
                                                      (Unaudited)
Revenues
- - --------
Sales                                        $  2,048,107        $  1,768,996
Other income, net                                  12,548              17,740
                                             ------------        ------------

    Total revenues                              2,060,655           1,786,736
                                             ------------        ------------


Costs and expenses
- - ------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                      1,588,222           1,381,310
Operating and administrative expenses             405,664             352,701
Interest expense                                      153                 280
                                             ------------        ------------

    Total costs and expenses                    1,994,039           1,734,291
                                             ------------        ------------

Earnings before income tax expense                 66,616              52,445
Income tax expense                                 24,790              21,362
                                             ------------        ------------

    Net earnings                             $     41,826        $     31,083
                                             ============        ============

Weighted average number of common
  shares outstanding                          229,883,034         235,078,214
                                             ============        ============

Net earnings per common share                $        .18        $        .13
                                             ============        ============

Cash dividends per common share                      None                None


See accompanying notes to condensed financial statements.

                           PUBLIX SUPER MARKETS, INC.
                        CONDENSED STATEMENTS OF EARNINGS
                (Amounts in thousands except per share amounts)


                                                   Nine Months Ended

                                         September 24, 1994  September 25, 1993
                                         ------------------  ------------------
                                                      (Unaudited)
Revenues
- - --------
Sales                                        $  6,236,438        $  5,506,201
Other income, net                                  58,124              57,390
                                             ------------        ------------

    Total revenues                              6,294,562           5,563,591
                                             ------------        ------------


Costs and expenses
- - ------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                      4,834,021           4,297,533
Operating and administrative expenses           1,190,818           1,049,190
Interest expense                                      421                 788
                                             ------------        ------------

    Total costs and expenses                    6,025,260           5,347,511
                                             ------------        ------------

Earnings before income tax expense
  and cumulative effect of changes
  in accounting principles                        269,302             216,080
Income tax expense                                 99,853              80,077
                                             ------------        ------------

Net earnings before cumulative effect
  of changes in accounting principles             169,449             136,003

Cumulative effect on prior years of
  changes in accounting principles                      -              (3,494)
                                             ------------        ------------

    Net earnings                             $    169,449        $    132,509
                                             ============        ============

Weighted average number of common
  shares outstanding                          231,373,770         236,148,789
                                             ============        ============

Net earnings per common share before
  cumulative effect of changes in
  accounting  principles                     $        .73        $        .57

Cumulative effect on prior years of
  changes in accounting principles                      -                (.01)
                                             ------------        ------------

Net earnings per common share                $        .73        $        .56
                                             ============        ============

Cash dividends per common share              $        .09        $        .08
                                             ============        ============


See accompanying notes to condensed financial statements.

                           PUBLIX SUPER MARKETS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)



                                                       Nine Months Ended

                                           September 24, 1994 September 25, 1993
                                           ------------------ ------------------
                                                          (Unaudited)
Cash Flows From Operating Activities
- - ------------------------------------
Cash received from customers                     $6,279,966       $5,548,615
Cash paid to employees and suppliers             (5,842,503)      (5,165,189)
Income taxes paid                                  (113,321)         (80,396)
Payment for self-insured claims                     (53,374)         (53,120)
Other                                                19,439            8,564
                                                 ----------       ----------

   Net Cash Provided by Operating Activities        290,207          258,474
                                                 ----------       ----------


Cash Flows From Investing Activities
- - ------------------------------------
Payment for property, plant and equipment          (274,470)        (205,219)
Payment for investment securities                         -          (56,466)
Payment for investment securities -
  held-to-maturity                                  (14,735)               -
Payment for investment securities -
  available-for-sale                               (152,167)               -
Investment in joint venture, net                        113             (584)
Proceeds from sale of investment securities                            1,518
Proceeds from sale of investment securities -
  held-to-maturity                                   16,527                -
Proceeds from sale of investment securities -
  available-for-sale                                208,567                -
Other, net                                            2,118              878
                                                 ----------       ----------

   Net Cash Used in Investing Activities           (214,047)        (259,873)
                                                 ----------       ----------


Cash Flows From Financing Activities
- - ------------------------------------
Payment of long-term debt                            (1,837)          (1,458)
Proceeds from sale of common stock                   13,187           27,352
Payment for acquisition of common stock             (99,283)         (58,513)
Dividends paid                                      (20,782)         (18,978)
                                                 ----------       ----------

   Net Cash Used in Financing Activities           (108,715)         (51,597)
                                                 ----------       ----------


Net decrease in cash and cash equivalents           (32,555)         (52,996)

Cash and cash equivalents at beginning of
  period                                            198,997          293,473
                                                 ----------       ----------

Cash and cash equivalents at end of period       $  166,442       $  240,477
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

2. Due to the seasonal nature of the Company's business, the results for the three months and nine months ended September 24, 1994 are not necessarily indicative of the results for the entire 1994 fiscal year.

3. In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company adopted the provisions of the new Standard for investments held as of, or acquired after, the beginning of fiscal 1994. The cumulative effect of adopting the Standard as of the beginning of fiscal 1994 is not material. In accordance with the Standard, prior period financial statements have not been restated to reflect the change in accounting principle.

     Securities held-to-maturity and available-for-sale: Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. This amortization and accretion is included in other income.

     Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for- sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. This amortization and accretion is included in other income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method.

     Following is a summary of available-for-sale securities and held-to-maturity securities as of September 24, 1994:

                                  Available-for-Sale Securities
                          --------------------------------------------

                                        Gross       Gross    Estimated
                          Amortized  Unrealized  Unrealized     Fair
                             Cost       Gains      Losses      Value
                          ---------  ----------  ----------  ---------
                                    (Amounts in Thousands)
     Tax-free bonds        $136,314    $     37   $     773   $135,578
     Equity securities       26,189         572       1,142     25,619
                           --------    --------   ---------   --------

                           $162,503    $    609   $   1,915   $161,197
                           ========    ========   =========   ========


                                      Held-to-Maturity Securities
                          --------------------------------------------

                                        Gross       Gross    Estimated
                          Amortized  Unrealized  Unrealized     Fair
                             Cost       Gains      Losses      Value
                          ---------  ----------  ----------  ---------
                                    (Amounts in Thousands)
     Tax-free bonds        $ 50,505    $     74   $     379   $ 50,200
                           ========    ========   =========   ========

                           PUBLIX SUPER MARKETS, INC.


     For the nine month period ended September 24, 1994, the realized gains on sales of available-for-sale securities totaled $879,000 and the realized losses totaled $3,381,000. The net adjustment for unrealized losses on available-for-sale securities included as a separate component of stockholders' equity totaled $802,000.

     The amortized cost and estimated fair value of debt and marketable equity securities as of September 24, 1994, by expected maturity, are as follows:

                                                         Estimated
                                     Amortized              Fair
                                        Cost               Value
                                     ---------           ---------
                                          (Amounts in Thousands)
     Available-for-Sale
     ------------------

     Due in one year or less          $ 54,536            $ 54,536
     Due after one year through
       three years                      49,493              49,240
     Due after three years              32,285              31,802
                                      --------            --------
                                       136,314             135,578
     Equity securities                  26,189              25,619
                                      --------            --------

                                      $162,503            $161,197
                                      ========            ========



     Held-to-Maturity
     ----------------

     Due in one year or less          $ 20,802            $ 20,776
     Due after one year through
       three years                      28,856              28,735
     Due after three years                 847                 689
                                      --------            --------

                                      $ 50,505            $ 50,200
                                      ========            ========


     At September 24, 1994, the Company classified its one investment in common stock as a trading security. This investment had a cost of $198,000 and a fair value of $70,000. The unrealized loss on this investment is included in the statement of earnings as a reduction of other income.

                           PUBLIX SUPER MARKETS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
     Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $290.2 million in the nine months ended September 24, 1994, as compared with $258.5 million in the nine months ended September 25, 1993. Cash and cash equivalents totaled $166.4 million as of September 24, 1994.

     Capital expenditures totaled $274.5 million in the nine months ended September 24, 1994. These expenditures were primarily incurred in connection with the opening of 36 new stores and the remodeling or enlarging of 13 stores which added 1.8 million square feet. Construction was completed on a new general merchandise warehouse in Lakeland, Florida and significant expenditures were incurred in the continued construction of a new distribution center in Lawrenceville, Georgia. In addition, the Company closed three stores. Capital expenditures in the nine months ended September 25, 1993, were approximately $205.2 million. These expenditures were primarily incurred in connection with the opening of 16 new stores and remodeling or enlarging of various existing stores. Also, significant expenditures were incurred in expanding the warehouse facilities in Deerfield Beach, Florida and purchasing land for the Atlanta Distribution Center. In addition, the Company closed four stores.

     The Company has budgeted approximately $125.5 million for the remainder of 1994 for new store construction, the remodeling or expanding of several existing stores and the expansion and construction of distribution facilities. The capital budget is subject to continuing change and review. The remaining capital expenditures are expected to be financed by internally generated funds and current liquid assets.

     As of September 24, 1994, the Company has committed lines of credit for $100.0 million and one uncommitted line of credit for $25.0 million. These lines are reviewed annually by the banks. The interest rate for these lines is at or below the prime rate. No amounts were outstanding as of September 24, 1994.

     Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Management believes the Company's liquidity will continue to be strong.

Operating Results
     Sales increased 15.8% in the third quarter of 1994 to $2,048.1 million, an increase of $279.1 million compared to the same quarter in 1993. This represents an increase of $99.0 million or 5.6% in additional sales from stores that were open for all of both quarters (comparable stores) and additional sales of $180.1 million or 10.2% from the net impact of 49 stores opened and three stores closed since September 25, 1993, and four stores opened in the third quarter of 1993.

     Other income decreased $5.2 million or 29.3% in the third quarter of 1994 as compared to the same quarter in 1993. This decrease is primarily the result of losses on the sale of investments and fixed assets, and recording a reserve for environmental clean-up costs.

                           PUBLIX SUPER MARKETS, INC.


     Sales increased 13.3% in the nine months ended September 24, 1994, to $6,236.4 million, an increase of $730.2 million over the nine months ended September 25, 1993. This reflects an increase of $284.6 million or 5.2% in sales from comparable stores and sales of $445.6 million or 8.1% from the net impact of 49 stores opened and three stores closed since September 25, 1993, and 16 stores opened and four stores closed in the first nine months of 1993.

     Other revenue increased $.7 million or 1.3% in the first nine months of 1994 as compared to the first nine months of 1993. This increase is the net result of the recognition of a gain on the settlement of claims for business interruption losses and property losses related to the extensive damage caused by Hurricane Andrew, increased rents received from shopping center tenants, and increased interest and dividend income. These gains were offset by losses on the sale of investments and fixed assets, and recording a reserve for environmental clean-up costs.

     Cost of merchandise sold, including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 77.5%, and 78.1% in the quarters ended September 24, 1994 and September 25, 1993, respectively. These cost of sales percentages were 77.5% and 78.0% for the nine months ended September 24, 1994 and September 25, 1993, respectively. During the nine months ended September 24, 1994, the decrease in cost of merchandise sold, as a percentage of sales, is due to buying and merchandising efficiencies.

     Operating and administrative expenses, as a percentage of sales, were approximately 19.8% and 19.9% for the quarters ended September 24, 1994 and September 25, 1993, respectively. The operating and administrative expenses, as a percentage of sales, were 19.1% in the nine months ended September 24, 1994 and September 25, 1993, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.

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

                           PUBLIX SUPER MARKETS, INC.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
     In the Company's Form 10-K for the fiscal year ended December 25, 1993, the Company disclosed a legal proceeding with the Equal Employment Opportunity Commission (EEOC). No material developments have occurred since the Form 10-K filing.

Item 6(a).  Exhibits
     27.  Financial Data Schedule for the nine months ended September 24, 1994.

Item 6(b).  Reports on Form 8-K
     No reports on Form 8-K were filed during the three months ended September 24, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





                           PUBLIX SUPER MARKETS, INC.





Date:  November 4, 1994 /s/ S. Keith Billups
                        -----------------------------------------
                        S. Keith Billups, Secretary





Date:  November 4, 1994 /s/ William H. Vass
                        -----------------------------------------
                        William H. Vass, Executive Vice President
                        and Chief Financial Officer
                        (Principal Financial Officer)

                               INDEX TO EXHIBITS

                                                                   Sequentially

Exhibit                                                               Number
Number                             Description                         Page
- - ------                             -----------                     ------------

EX-27                        Financial Data Schedule
                               (For SEC use only)