Form 10-K
PUBLIX SUPER MARKETS INC
filed 1995-03-31
CIK 81061

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                  FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1994

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 for the transition period from          to
                                                           ---------   --------
       Commission file number 0-981
                              -----

                          PUBLIX SUPER MARKETS, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

        Florida                                          59-0324412
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

1936 George Jenkins Boulevard
Lakeland, Florida                                           33801
----------------------------------------                  ----------
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 24, 1995 was approximately $1,527,846,623.

The number of shares of Registrant's common stock outstanding as of February 24, 1995 was 230,162,505.

DOCUMENTS INCORPORATED BY REFERENCE

Pages 2 through 8 of Proxy Statement solicited for the 1995 Annual Meeting of Stockholders to be held on May 16, 1995 is incorporated by reference in Items 10, 11 and 13 of Part III hereof.

                                    PART I

Item 1.  Business

       Publix Super Markets, Inc. (the "Company") is based in Lakeland, Florida and was incorporated in Florida on December 27, 1921. The Company is in the business of operating retail food supermarkets in Florida, Georgia and South Carolina.

       The Company's supermarkets sell groceries, produce, deli, bakery, meat, seafood, housewares and health and beauty care items. In addition, some stores have pharmacy, photo and floral departments.

       The Company's lines of merchandise include a variety of nationally advertised and private label brands, as well as unbranded merchandise such as produce, meat and seafood. Private label items are produced in the Company's manufacturing facilities or are manufactured for the Company by outside suppliers.

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

       The Company operated 470 supermarkets at the end of 1994, compared with 425 at the beginning of the year. In 1994, 50 stores were opened, five stores were closed, and 18 stores were expanded or remodeled. The net increase in square footage was 2.4 million or 13.6% since 1993. The Company entered the Georgia market in 1991 and the South Carolina market in 1993. At the end of 1994, the Company had 427 stores located in Florida, 37 located in Georgia and six located in South Carolina.

       As of year end, the Company had four stores under construction in South Carolina, 12 in Georgia and 16 in Florida. During 1994, the Company completed construction of a new general merchandise warehouse in Lakeland, Florida and partially completed construction on a new distribution facility in Lawrenceville, Georgia.

       The Company is engaged in a highly competitive industry. Competition, based primarily on price, quality of goods and service, convenience and product mix, is with several national and regional chains, independent stores and mass merchandisers throughout its market areas. The Company anticipates continued competitor format innovation and location additions in 1995.

       The influx of winter residents to Florida and increased purchases of food during the traditional Thanksgiving and Christmas holidays typically results in seasonal sales increases between November and April of each year.

       The Company has experienced no significant changes in the kinds of products sold or in its methods of distribution since the beginning of the fiscal year.

       The Company had approximately 90,000 employees at the end of 1994, compared with 82,000 at the beginning of the year. Of this total, approximately 58,000 at the end of 1994 and 53,000 at the end of 1993 were not full-time employees.

       The Company's research and development expenses are insignificant.

       Compliance by the Company with Federal, state and local environmental protection laws during 1994 had no material effect upon capital expenditures, earnings or the competitive position of the Company.


Item 2.  Properties

       At year end, the Company operated approximately 20.5 million square feet of retail space. The Company's stores vary in size. Current store prototypes range from 27,000 to 65,000 square feet. Stores are often located in strip shopping centers where the Company is the anchor tenant.

       The majority of the Company's retail stores are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by leases on other properties. At 38 locations both the building and land are owned and at 21 other locations the building is owned while the land is leased.

       The Company supplies its retail stores from eight distribution centers located in Lakeland, Miami, Jacksonville, Sarasota, Orlando, Deerfield Beach and Boynton Beach, Florida, and Lawrenceville, Georgia.

       With the exception of a portion of the Miami distribution facility, the Company's corporate offices, distribution facilities and manufacturing plants are owned with no outstanding debt.

       All of the Company's properties are well maintained and in good operating condition, and suitable and adequate for operating its business.


Item 3.  Legal Proceedings

       A notice of charge was issued by the Equal Employment Opportunity Commission ("EEOC") on March 25, 1992, In the Matter of: Kemp v. Publix Super Markets, Inc., Charge No. ###-##-####, alleging that the Company had engaged in past violations and was engaged in continuing violations of Title VII of the Civil Rights Act, as amended, by discriminating against women with respect to job assignments and promotions because of their sex. As currently amended, the charge covers employment practices by the Company in the State of Florida as a whole.

       On December 6, 1993, the EEOC gave notice it was expanding the scope of its investigation to include allegations of race discrimination. The EEOC has requested the Company to compile information and produce documents relating to these allegations. On October 13, 1994, the EEOC applied to the United States District Court, Southern District of Florida in Miami, for an order to show cause why an administrative subpoena issued by the EEOC to the Company should not be enforced (EEOC v. Publix Super Markets, Inc., Case No. 94-2119). The EEOC has agreed to substantial reductions in the information requested and further discussions as to additional reductions in the information requested are pending.

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

       The Company is also a party in various other legal claims and actions considered in the normal course of business. Management believes that the ultimate disposition of these matters will not have a material effect on the Company's liquidity, results of operations or financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders

       None

                      EXECUTIVE OFFICERS OF THE COMPANY

                                                                                                          Served as
                                                                             Nature of Family             Officer of
                                                                               Relationship                Company
Name                                 Age     Position                        Between Officers               Since
----                                 ---     --------                        ----------------             ----------
Howard M. Jenkins                    43      Chairman of                     Cousin of                       1976
                                             the Board and                   Charles H. Jenkins,
                                             Chief Executive                 Jr., uncle of
                                             Officer                         W. Edwin Crenshaw
                                                                             and brother-in-law
                                                                             of Hoyt R. Barnett

Mark C. Hollis                       60      President and                   Father of                       1968
                                             Chief Operating                 M. Clayton Hollis, Jr.
                                             Officer

Charles H. Jenkins, Jr.              51      Chairman of the                 Cousin of                       1974
                                             Executive Committee             Howard M. Jenkins and
                                                                             cousin of
                                                                             W. Edwin Crenshaw

Hoyt R. Barnett                      51      Executive                       Brother-in-law of               1977
                                             Vice President                  Howard M. Jenkins

William H. Vass                      45      Executive                                                       1986
                                             Vice President

Jesse L. Benton                      52      Vice President                                                  1988

S. Keith Billups                     62      Secretary                                                       1968

Bennie F. Brown                      53      Vice President                                                  1992

R. Scott Charlton                    36      Vice President                                                  1992

W. Edwin Crenshaw                    44      Executive                       Nephew of                       1990
                                             Vice President                  Howard M. Jenkins
                                                                             and cousin of
                                                                             Charles H. Jenkins, Jr.

William R. Curry                     54      Vice President                                                  1990

Carolyn C. Day                       49      Assistant Secretary                                             1992

Glenn J. Eschrich                    50      Vice President                                                  1995

M. Clayton Hollis, Jr.               38      Vice President                  Son of Mark C. Hollis           1994

Mark R. Irby                         39      Vice President                                                  1989

Tina P. Johnson                      35      Treasurer                                                       1990

James J. Lobinsky                    55      Vice President                                                  1992

Thomas M. McLaughlin                 44      Vice President                                                  1994

Sharon A. Miller                     51      Assistant Secretary                                             1992

Robert H. Moore                      52      Vice President                                                  1994

Thomas M. O'Connor                   47      Vice President                                                  1992

David P. Phillips                    35      Controller                                                      1990

James H. Rhodes II                   50      Vice President                                                  1995


Daniel M. Risener                    54      Vice President                                                  1985

Edward H. Ruth                       63      Vice President                                                  1981

Edward T. Shivers                    55      Vice President                                                  1985

James F. Slappey                     52      Vice President                                                  1992

The terms of all officers expire at the annual meeting of the Company in May 1995, with the exception of Edward H. Ruth whose retirement is effective March 31, 1995.

Name                     Business Experience During Last Five Years
----                     -----------------------------------------------------------------------------------------------------------
Howard M. Jenkins        Chairman of the Board and Chief Executive Officer.

Mark C. Hollis           President and Chief Operating Officer of the Company.  He is a Director of Bell South Telecommunications, a
                         Bell South Company.

Charles H. Jenkins, Jr.  Chairman of the Executive Committee.

Hoyt R. Barnett          Executive Vice President of the Company to March 1992, Executive Vice President and Trustee of the
                         Company's Profit Sharing Plan thereafter.

William H. Vass          Vice President and Treasurer of the Company to November 1992, Executive Vice President and Trustee of the
                         Company's ESOT thereafter.

Jesse L. Benton          Vice President of the Company.

S. Keith Billups         Secretary of the Company.

Bennie F. Brown          Director of Meat Operations - Lakeland Division of the Company to January 1992, Vice President thereafter.


R. Scott Charlton        Bakery Plant General Manager of the Company to July 1990, Director of Manufacturing to January 1992, Vice
                         President thereafter.

W. Edwin Crenshaw        Vice President of the Company to January 1994, Executive Vice President thereafter.

William R. Curry         Vice President of the Company.

Carolyn C. Day           Capital Stock Registrar and Transfer Agent of the Company to July 1992, Capital Stock Registrar and
                         Transfer Agent and Assistant Secretary thereafter.

Glenn J. Eschrich        Assistant Director of Information Systems of the Company to February 1992, Director of Strategy Support to
                         March 1995, Vice President thereafter.

M. Clayton Hollis, Jr.   Director of Government Relations of the Company to   June 1994, Vice President thereafter.

Mark R. Irby             Vice President of the Company.

Tina P. Johnson          Assistant Secretary of the Company to September 1992, Treasurer to January 1995, Treasurer and Trustee of
                         the  401(K) Plan - Publix Stock Fund thereafter.

James J. Lobinsky        Assistant Director of Merchandising - Miami Division of the Company to May 1990, Corporate Director of
                         General Merchandise to January 1992, Vice President thereafter.

Thomas M. McLaughlin     Assistant Director of Retail Operations - Lakeland Division of the Company to January 1992, Director of
                         Retail Operations - Lakeland Division to January 1994, Regional Director of Retail Operations - Lakeland
                         Division to June 1994, Vice President thereafter.


Name                     Business Experience During Last Five Years
----                     -----------------------------------------------------------------------------------------------------------
Sharon A. Miller         Director of Merchandise Accounting of the Company to May 1991, Director of Administration to July 1992,
                         Director of Administration and Assistant Secretary thereafter.

Robert H. Moore          Director of Retail Operations - Lakeland Division of the Company to January 1992, Director of Retail
                         Operations - Atlanta Division to January 1994, Vice President thereafter.

Thomas M. O'Connor       Director of Distribution - Miami Division of the Company to November 1992, Vice President thereafter.

David P. Phillips        Controller of the Company.

James H. Rhodes II       Director of Human Resources of the Company to April 1995, Vice President thereafter.

Daniel M. Risener        Vice President of the Company.

Edward H. Ruth           Vice President of the Company.

Edward T. Shivers        Vice President of the Company.

James F. Slappey         Director of Warehousing and Distribution - Lakeland Division of the Company to November 1992, Vice
                         President thereafter.




                                    PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

(a)    Market Information

       Substantially all transactions of the Company's common stock have been among the Company, its employees, former employees, their families and various benefit plans established for the Company's employees. The market price of the Company's common stock is determined by the Board of Directors based upon appraisals prepared by an independent appraiser. The market price for 1994 was $11.00 per share until March 1, 1994, when the price increased to $12.25 per share. In the second quarter, the price increased to $13.00 per share. In the third quarter, the price remained unchanged at $13.00 per share and in the fourth quarter, the price increased to $13.75 per share. The market price for 1993 was $11.50 per share until March 17, 1993, when the price decreased to $11.25 per share. In the second quarter, the price increased to $11.50 per share. In the third quarter, the price was unchanged at $11.50 per share and in the fourth quarter, the price decreased to $11.00 per share.

(b)    Approximate Number of Equity Security Holders

       As of February 24, 1995, the approximate number of holders of record of the Company's common stock was 61,000.

(c)    Dividends

       The Company paid cash dividends of $.09 per share of common stock in 1994 and $.08 per share in 1993. Payment of dividends is within the discretion of the Company's Board of Directors and depends on, among other factors, earnings, capital requirements and the operating and financial condition of the Company. It is expected that comparable cash dividends will be paid in the future.

Item 6.  Five Year Summary of Selected Financial Data



                              1994         1993         1992         1991         1990
                              ----         ----         ----         ----         ----
Sales:
  Sales                    $8,664,795    7,472,652    6,664,309    6,139,731    5,758,390
  Percent increase               16.0%        12.1%         8.5%         6.6%         8.0%
  Comparable store sales
    percent increase              5.2%         6.4%         4.6%         2.3%         5.2%

Earnings:
  Gross profit             $1,952,043    1,638,044    1,479,788    1,391,255    1,275,706
  Earnings before income
    tax expense and
    cumulative effect of
    changes in accounting
    principles             $  378,300      288,709      253,677      240,063      227,443
  Net earnings before
    cumulative effect of
    changes in accounting
    principles             $  238,567      183,811      166,455      158,044      149,010
  Net earnings             $  238,567      180,317      166,455      158,044      149,010
  Net earnings as a
    percent of sales             2.75%        2.41%        2.50%        2.57%        2.59%

Common stock:
  Weighted average
    shares outstanding*   231,514,459  236,249,110  239,248,081  242,872,610  243,365,735
  Net earnings per
    common share,
    based on weighted
    average shares
    outstanding*           $     1.03          .76          .70          .65          .61
  Dividends per share*     $      .09          .08          .08          .07          .07

Financial data:
  Capital expenditures     $  374,190      320,167      202,597      158,983      163,676
  Working capital          $  159,971      137,160      241,191      271,376      168,014
  Current ratio                  1.24         1.23         1.48         1.62         1.43
  Total assets             $2,302,336    2,054,315    1,791,247    1,623,720    1,475,737
  Long-term debt           $    3,031        4,930        6,938       10,679       13,075
  Stockholders' equity     $1,473,154    1,308,009    1,168,091    1,068,463      960,124

Other:
  Number of stores                470          425          400          389          375


NOTE:  Dollars are in thousands, except per share amounts.
       Fiscal year 1994 includes 53 weeks.  All other years include 52 weeks.


*  Restated to give retroactive effect for 5-for-1 stock split in July 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

       As of December 31, 1994, the Company operated 470 retail grocery stores representing approximately 20.5 million square feet of retail space. Historically, the Company's primary competition has been from national and regional chains and smaller independents located throughout its market areas. The Company has continued to experience increased competition from mass merchandisers. The products offered by these retailers include many of the same items sold by the Company.

       At the end of 1994, the Company had 427 stores located in Florida, 37 located in Georgia and six located in South Carolina. The Company opened its first store in Georgia during the fourth quarter of 1991 and opened its first store in South Carolina in the fourth quarter of 1993. The Company opened 23 stores in Florida, 22 stores in Georgia and five stores in South Carolina during 1994. The Company intends to continue to pursue vigorously new locations in Florida and other states.

Liquidity and Capital Resources

       Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $410.9 million in 1994, compared with $370.4 million in 1993 and $296.8 million in 1992. Working capital was approximately $160.0 million as of December 31, 1994, as compared with $137.2 million and $241.2 million as of December 25, 1993 and December 26, 1992, respectively. Cash and cash equivalents aggregated approximately $188.9 million as of December 31, 1994, as compared with $199.0 million and $293.5 million as of December 25, 1993 and December 26, 1992, respectively.

       Capital expenditures totaled $374.2 million in 1994. These expenditures were primarily incurred in connection with the opening of 50 new stores and remodeling or expanding 18 stores which added 2.60 million square feet. Construction was completed on a new general merchandise warehouse in Lakeland, Florida, and significant expenditures were incurred in the continued construction of a new distribution center in Lawrenceville, Georgia. In addition, the Company closed five stores. Capital expenditures totaled $320.2 million in 1993. These expenditures were primarily incurred in connection with the opening of 29 new stores and remodeling or expanding 13 stores which added
1.63 million square feet. Significant expenditures were also incurred in expanding the Deerfield Beach, Florida facility, acquisition of a grocery warehouse in Orlando, Florida and construction of a new general merchandise warehouse in Lakeland, Florida and a new distribution center in Lawrenceville, Georgia. In addition, the Company closed four stores. Capital expenditures totaled $202.6 million in 1992. These expenditures were primarily incurred in connection with the opening of 20 new stores and remodeling or expanding 12 stores which added 1.14 million square feet. Significant expenditures were also incurred in expanding the Deerfield Beach, Florida facility. In addition, the Company acquired three stores and closed 12 stores.

       The Company hopes to open as many as 59 stores in 1995. Although real estate development is unpredictable, the Company's 1995 new store growth represents a reasonable estimate of anticipated future growth. Capital expenditures for 1995, primarily made up of new store construction, the remodeling or expanding of several existing stores and the expansion and construction of distribution facilities, are expected to be approximately $400 million. This capital program is subject to continuing change and review. The 1995 capital expenditures are expected to be financed by internally generated funds and current liquid assets. In the normal course of operations, the Company replaces stores and closes unprofitable stores. The impact of future store closings is not expected to be material.

       The Company is self-insured, up to certain limits, for health care, fleet liability, general liability and workers' compensation claims. Reserves are established to cover estimated liabilities for existing and anticipated claims based on actual experience including, where necessary, actuarial studies. The Company has insurance coverage for losses in excess of varying amounts. The provision for self-insured reserves was $89.6 million, $90.1 million and $78.7 million in fiscal 1994, 1993 and 1992, respectively. The Company does not believe its self-insurance program will have a material adverse impact on its future liquidity, financial condition or results of operations.

       The Company has committed lines of credit for $100.0 million and one uncommitted line of credit for $25.0 million. These lines are reviewed annually by the banks. The interest rates for these lines are at or below the prime rate. No amounts were outstanding on the lines of credit as of December 31, 1994 or December 25, 1993.

       Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Short-term investments were approximately $77.2 million in 1994 compared with $59.8 million in 1993. Long-term investments, primarily comprised of tax exempt bonds and preferred stocks, were approximately $124.5 million in 1994 compared with $199.4 million in 1993. Management believes the Company's liquidity will continue to be strong.

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


Results of Operations

       The Company's fiscal year ends on the last Saturday in December. Fiscal year 1994 included 53 weeks and fiscal years 1993 and 1992 included 52 weeks.

       Sales for fiscal 1994 were $8,664.8 million as compared with $7,472.7 million in fiscal 1993, a 16.0% increase. This reflects an increase of $171.9 million or 2.3% in sales from an additional week included in the 1994 fiscal year, $388.6 million or 5.2% in sales from stores that were open for all of both years (comparable stores) and sales of $631.6 million or 8.5% from the net impact of 50 new stores and five closed stores. Net new stores contributed an increase of 13.6% or approximately 2.4 million square feet in retail space.

       Sales for fiscal 1993 were $7,472.7 million as compared with $6,664.3 million in fiscal 1992, a 12.1% increase. This reflects an increase of $426.5 million or 6.4% in sales from stores that were open for all of both years (comparable stores) and sales of $381.9 million or 5.7% from the net impact of 29 new stores and four closed stores. Net new stores contributed an increase of 9.0% or approximately 1.50 million square feet in retail space.

       In 1992, the Company identified potential environmental problems relating to properties that are owned or leased. Other income, net includes $1.6 million in 1994, $1.5 million in 1993 and $8.0 million in 1992 which were accrued for estimated clean-up costs.

       On August 24, 1992, Hurricane Andrew destroyed three of the Company's stores in south Florida. Several other stores sustained varying degrees of damage, but were operational within four weeks. The resulting property damage and business interruption losses were substantially covered by insurance and were immaterial to the Company's financial position and operations. During 1994, the Company recognized a $6.1 million gain on the settlement of claims for business interruption and property losses related to the extensive damage caused by Hurricane Andrew. This gain is recorded as a component of other income, net in the accompanying financial statements.

       Cost of merchandise sold including store occupancy, warehousing and delivery expenses was approximately 77.5% of sales in 1994 as compared with 78.1% and 77.8% in 1993 and 1992, respectively. In 1994, cost of merchandise sold decreased as a percentage of sales due to buying and merchandising efficiencies. In 1993 and 1992, cost of merchandise sold increased as a percent of sales due to competitive pressures.

       Operating and administrative expenses, as a percent of sales, were 19.1%, 19.1% and 19.3% in 1994, 1993 and 1992, respectively. In 1993, the
Company's workers' compensation expense increased approximately $17.5 million or 89% as compared to 1992 due to increases in claim payments and estimated reserves for claim payments. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.

       In August 1993, the "Omnibus Budget Reconciliation Act of 1993" became effective. The major provision of the new tax law affecting the Company was the increase in the maximum corporate income tax rate from 34% to 35%. This 1% increase in the tax rate was retroactive to January 1, 1993. Therefore, in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes," the Company recognized an additional $3.5 million income tax expense during fiscal year 1993.

       In recent years, the impact of inflation on the Company's food prices has been lower than the overall increase in the Consumer Price Index.


New Accounting Standard

       The Company adopted Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in the first quarter of 1994. This Standard requires the reporting of certain securities at fair value except for those securities which the Company has the positive intent and ability to hold to maturity.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None

                                    PART III


Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

       Certain information concerning the directors of the Company is incorporated by reference to pages 2 through 5 of the Proxy Statement of the Company (1995 Proxy Statement) which the Company intends to file no later than 120 days after its fiscal year end. Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of the Company."


Item 11.  Executive Compensation

       Information regarding executive compensation is incorporated by reference to pages 6 through 8 of the 1995 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth, as of February 24, 1995, the information with respect to common stock ownership of all Directors, including some who are 5% or more beneficial owners, and all Officers and Directors as a group. Also, listed are others known by the Company to own beneficially 5% or more of the shares of the Company's common stock.

                                     Amount and Nature           Percent
Name                            of Beneficial Ownership (1)      of Class
----                            ---------------------------      --------
Carol Jenkins Barnett                 13,134,987 (2)                5.71

Hoyt R. Barnett                       23,404,038 (3)               10.17

W. Edwin Crenshaw                        662,635                       *

Mark C. Hollis                         2,598,335 (4)                1.13

Charles H. Jenkins, Jr.                2,288,398                       *

Charles H. Jenkins, Sr.                2,629,244                    1.14

Howard M. Jenkins                     42,027,187 (5)               18.26

Tina P. Johnson                           42,724                       *

E. V. McClurg                          1,993,932                       *

William H. Vass                       29,486,553 (6)               12.81

All Officers and Directors
as a group (28 individuals)          119,046,387 (7)               51.72

All Other Beneficial Owners:
---------------------------

Publix Super Markets, Inc.
Profit Sharing Plan and Trust         23,278,750                   10.11

Publix Super Markets, Inc.
Employee Stock Ownership Plan
and Trust                             29,453,743                   12.80

Nancy E. Jenkins                      15,206,894 (8)                6.61

*Shares represent less than 1% of class.
 Note references are explained on the following page.

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

(4) Mark C. Hollis is Co-Trustee with Peoples Bank of Lakeland for 1,508,468 shares of common stock in two family trusts. The remaining shares are owned in a separate family trust over which Mark C. Hollis is Co-Trustee with his wife. As Co-Trustee, Mark C. Hollis has shared voting and investment power for these shares.

(5) Howard M. Jenkins is Voting Trustee of a Voting Trust Agreement (Agreement), effective May 30, 1987, established by him, his brother and two of his sisters. The Agreement, as amended, has a ten year term and covers 41,455,760 shares of common stock, of which 12,396,395 shares are beneficially owned by Howard M. Jenkins and 14,185,405 shares are beneficially owned by Nancy E. Jenkins. The remaining shares held under the Agreement are owned by various individuals who are not beneficial owners of 5% or more of the Company's common stock. As Trustee, Howard
       M. Jenkins has voting power for the shares represented by the Agreement unless the stockholders of a majority of the shares direct him to vote all shares in a specified manner. In addition, Howard M. Jenkins beneficially owns 571,427 shares of common stock which are either individually owned or owned as Trustee for three trusts over which he exercises sole voting and investment power.

(6) William H. Vass is Trustee of the Employee Stock Ownership Plan (ESOT) which is the record owner of 29,453,743 shares of common stock over which he has shared investment power. As Trustee, William H. Vass exercises sole voting power over 529,560 shares in the ESOT because such shares have not been allocated to participants' accounts. The ESOT participants, not William H. Vass, exercise sole voting power over all remaining shares in the ESOT.

(7) Includes 52,732,493 shares of common stock owned by the Profit Sharing Plan and ESOT.

(8) Includes 14,185,405 shares of common stock which are held in and subject to the Voting Trust Agreement, effective May 30, 1987, for which Howard
       M. Jenkins is Voting Trustee.

Item 13.  Certain Relationships and Related Transactions

       Information regarding certain relationships and related transactions is incorporated by reference to pages 2 through 5 and 8 of the 1995 Proxy Statement.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)    Financial Statements and Schedule
       The financial statements and schedule listed in the accompanying Index to Financial Statements and Schedule are filed as part of this Annual Report on Form 10-K.

(b)    Reports on Form 8-K
       The Company filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 1994.

(c)    Exhibits
       3(a). Articles of Incorporation of the Company, together with all amendments thereto are incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 25, 1993.

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

              Amendment to Voting Trust Agreement dated September 12, 1986, between Howard M. Jenkins, Julia J. Fancelli, Nancy E. Jenkins and David F. Jenkins, effective March 1, 1994.

       18. Letter regarding change in accounting principle is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 26, 1992.

       27. Financial Data Schedule for the year ended December 31, 1994 (for SEC use only).

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   PUBLIX SUPER MARKETS, INC.


March 14, 1995                                 By: /s/ S. Keith Billups
                                                   --------------------------
                                                   S. Keith Billups
                                                   Secretary


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                           Chairman of the Board, Chief
                                           Executive Officer and Director
/s/ Howard M. Jenkins                      (Principal Executive Officer)                      March 14, 1995
---------------------------
Howard M. Jenkins


                                           President, Chief Operating
/s/ Mark C. Hollis                         Officer and Director                               March 14, 1995
---------------------------
Mark C. Hollis


                                           Chairman of the Executive
/s/ Charles H. Jenkins, Jr.                Committee and Director                             March 14, 1995
---------------------------
Charles H. Jenkins, Jr.


                                           Executive Vice President
/s/ Hoyt R. Barnett                        and Director                                       March 14, 1995
---------------------------
Hoyt R. Barnett

                                           Executive Vice President
                                           and Director
/s/ William H. Vass                        (Principal Financial Officer)                      March 14, 1995
---------------------------
William H. Vass


                                           Executive Vice President
/s/ W. Edwin Crenshaw                      and Director                                       March 14, 1995
---------------------------
W. Edwin Crenshaw



/s/ Tina P. Johnson                        Treasurer and Director                             March 14, 1995
---------------------------
Tina P. Johnson


                                           Controller
/s/ David P. Phillips                      (Principal Accounting Officer)                     March 14, 1995
---------------------------
David P. Phillips


                          PUBLIX SUPER MARKETS, INC.

                  Index to Financial Statements and Schedule


Independent Auditors' Report

Financial Statements:

   Balance Sheets - December 31, 1994 and December 25, 1993

   Statements of Earnings - Years ended December 31, 1994, December 25, 1993 and December 26, 1992

   Statements of Stockholders' Equity - Years ended December 31, 1994,
      December 25, 1993 and December 26, 1992

   Statements of Cash Flows - Years ended December 31, 1994,
      December 25, 1993 and December 26, 1992

   Notes to Financial Statements


The following supporting schedule of Publix Super Markets, Inc.
   for the years ended December 31, 1994, December 25, 1993 and
   December 26, 1992 is submitted herewith:

Schedule:
   II - Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                         INDEPENDENT AUDITORS' REPORT


To The Stockholders
Publix Super Markets, Inc.:


We have audited the financial statements of Publix Super Markets, Inc. as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. as of December 31, 1994, and December 25, 1993 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 of the notes to financial statements, the Company changed its methods of accounting for certain investments in debt and equity securities during 1994, postretirement benefits and income taxes during 1993 and, during 1992 changed its method of depreciation for all newly acquired fixed assets.





                                                           KPMG PEAT MARWICK LLP





Tampa, Florida
February 28, 1995

                          PUBLIX SUPER MARKETS, INC.

                                Balance Sheets

                             December 31, 1994 and
                               December 25, 1993


              Assets                                 1994             1993
              ------                                 ----             ----
                                                     (Amounts in thousands)
Current assets:
  Cash and cash equivalents                       $  188,885          198,997
  Short-term investments                              77,217           59,763
  Receivables from associated companies                  878              330
  Trade receivables (principally due from
     suppliers)                                       39,971           44,047
  Merchandise inventories                            480,876          404,602
  Deferred tax assets                                 28,320           25,299
  Prepaid expenses                                     1,767            1,731
                                                  ----------       ----------

       Total current assets                          817,914          734,769
                                                  ----------       ----------



Long-term investments                                124,494          199,385
Investment in joint ventures                           5,036            5,142
Other noncurrent assets                                5,149            5,844

Property, plant and equipment:
  Land                                                67,462           55,787
  Buildings and improvements                         477,203          396,220
  Furniture, fixtures and equipment                1,420,663        1,210,354
  Leasehold improvements                             234,133          189,263
  Construction in progress                           122,499          115,373
                                                  ----------       ----------

                                                   2,321,960        1,966,997

   Less accumulated depreciation                     972,217          857,822
                                                  ----------       ----------

          Net property, plant and equipment        1,349,743        1,109,175
                                                  ----------       ----------

                                                  $2,302,336        2,054,315
                                                  ==========       ==========





See accompanying notes to financial statements.

                          PUBLIX SUPER MARKETS, INC.

                                Balance Sheets

                             December 31, 1994 and
                               December 25, 1993


          Liabilities and Stockholders' Equity          1994             1993
          ------------------------------------          ----             ----

                                                       (Amounts in thousands)
Current liabilities:
   Current installments of long-term debt           $    1,619            2,010
   Accounts payable                                    434,647          394,863
   Accrued expenses:
     Salaries and wages                                 44,028           39,362
     Contribution to profit sharing plan
          and ESOT                                      66,768           50,149
     Self-insurance reserves                            49,295           48,918
     Other                                              58,857           54,054
                                                    ----------       ----------

          Total accrued expenses                       218,948          192,483
                                                    ----------       ----------

   Federal and state income taxes                        2,729            8,253
                                                    ----------       ----------

          Total current liabilities                    657,943          597,609


Long-term debt, excluding current installments           3,031            4,930
Deferred tax liabilities, net                           78,168           63,409
Self-insurance reserves                                 59,710           50,534
Accrued postretirement benefit cost                     30,330           26,465
Other noncurrent liabilities                               ---            3,359
                                                    ----------       ----------

          Total liabilities                            829,182          746,306
                                                    ----------       ----------


Stockholders' equity:
   Common stock of $1 par value.  Authorized
     300,000,000 shares; issued 231,585,497 shares
     in 1994 and 238,157,384 shares in 1993            231,585          238,157
   Additional paid-in capital                           78,421           73,240
   Reinvested earnings                               1,165,128        1,020,565
                                                    ----------       ----------

                                                     1,475,134        1,331,962
  Less:  2,120,612 shares of common stock
         acquired from stockholders in 1993,
         at cost                                           ---           23,953

         Unrealized loss on investment
         securities available-for-sale, net              1,980              ---
                                                    ----------       ----------

          Total stockholders' equity                 1,473,154        1,308,009

Commitments and contingencies
                                                    ----------       ----------

                                                    $2,302,336        2,054,315
                                                    ==========       ==========





See accompanying notes to financial statements.

                          PUBLIX SUPER MARKETS, INC.

                            Statements of Earnings

               Years ended December 31, 1994, December 25, 1993
                             and December 26, 1992



                                                 1994         1993         1992
                                                 ----         ----         ----
                                                     (Amounts in thousands,
                                                    except per share amounts)
Revenues:
   Sales                                      $8,664,795    7,472,652    6,664,309
   Other income, net                              77,693       81,317       64,444
                                              ----------   ----------    ---------

         Total revenues                        8,742,488    7,553,969    6,728,753
                                              ----------   ----------    ---------


Costs and expenses:
   Cost of merchandise sold including
      store occupancy, warehousing
      and delivery expenses                    6,712,752    5,834,608    5,184,521
   Operating and administrative
      expenses                                 1,650,768    1,429,540    1,289,062
   Interest expense                                  668        1,112        1,493
                                              ----------   ----------    ---------

         Total costs and expenses              8,364,188    7,265,260    6,475,076
                                              ----------   ----------    ---------

         Earnings before income tax
        expense and cumulative effect
        of changes in accounting
        principles                               378,300      288,709      253,677

Income tax expense                               139,733      104,898       87,222
                                              ----------   ----------    ---------

      Net earnings before cumulative effect
        of changes in accounting principles      238,567      183,811      166,455

Cumulative effect on prior years of
  changes in accounting principles                   ---       (3,494)         ---
                                              ----------   ----------    ---------

      Net earnings                            $  238,567      180,317      166,455
                                              ==========   ==========    =========

Net earnings per common share before
  cumulative effect of changes in
  accounting principles                       $     1.03          .78          .70

Cumulative effect on prior years
  of changes in accounting
  principles                                         ---         (.02)         ---
                                              ----------   ----------    ---------

Net earnings per common share,
  based on weighted average
  shares outstanding                          $     1.03          .76          .70
                                              ==========   ==========    =========





See accompanying notes to financial statements.

                          PUBLIX SUPER MARKETS, INC.

                      Statements of Stockholders' Equity

               Years ended December 31, 1994, December 25, 1993
                             and December 26, 1992


                                                                                               Common      Unrealized
                                                                                               stock        loss on
                                                                                              acquired     investment       Total
                                                                 Additional                    from        securities       stock-
                                                   Common         paid-in    Reinvested        stock-       available-      holders'
                                                   stock          capital     earnings        holders     for-sale, net     equity
                                                   -----          -------     --------        -------     -------------     ------
                                                                                   (Amounts in thousands)
Balances at December 28, 1991                     $242,171         74,040      752,252             ---         ---        1,068,463
Net earnings for the year                              ---            ---      166,455             ---         ---          166,455
Cash dividends, $.08 per share                         ---            ---      (19,157)            ---         ---          (19,157)
Contribution of 1,307,863 shares to ESOT               ---          1,632          ---          12,494         ---           14,126
8,796,502 shares acquired from stockholders            ---            ---          ---         (91,155)        ---          (91,155)
Sale of 2,570,451 shares to stockholders               ---            ---          ---          27,253         ---           27,253
Retirement of 4,307,044 shares                      (4,307)           ---      (40,326)         44,633         ---              ---
Issuance of 611,144 shares for acquisitions            ---         (4,669)         ---           6,775         ---            2,106
                                                  --------         ------    ---------        --------      ------        ---------

Balances at December 26, 1992                      237,864         71,003      859,224             ---         ---        1,168,091

Net earnings for the year                              ---            ---      180,317             ---         ---          180,317
Cash dividends, $.08 per share                         ---            ---      (18,976)            ---         ---          (18,976)
Contribution of 3,297,684 shares to ESOT               ---           (849)         ---          37,772         ---           36,923
6,563,903 shares acquired from stockholders            ---            ---          ---         (74,860)        ---          (74,860)
Sale of 1,145,607 shares to stockholders               293          3,086          ---          13,135         ---           16,514
                                                  --------         ------    ---------        --------      ------        ---------

Balances at December 25, 1993                      238,157         73,240    1,020,565         (23,953)        ---        1,308,009

Net earnings for the year                              ---            ---      238,567             ---         ---          238,567
Cash dividends, $.09 per share                         ---            ---      (20,782)            ---         ---          (20,782)
Contribution of 3,306,417 shares to ESOT               ---          5,181          ---          39,302         ---           44,483
9,255,992 shares acquired from stockholders            ---            ---          ---        (114,350)        ---         (114,350)
Sale of 1,498,300 shares to stockholders               ---            ---          ---          19,207         ---           19,207
Increase in valuation allowance                        ---            ---          ---             ---      (1,980)          (1,980)
Retirement of 6,571,887 shares                      (6,572)           ---      (73,222)         79,794         ---              ---
                                                  --------         ------    ---------        --------      ------        ---------

Balances at December 31, 1994                     $231,585         78,421    1,165,128             ---      (1,980)       1,473,154
                                                  ========         ======    =========        ========      ======        =========

See accompanying notes to financial statements.

                          PUBLIX SUPER MARKETS, INC.

                           Statements of Cash Flows

               Years ended December 31, 1994, December 25, 1993
                             and December 26, 1992


                                                 1994           1993            1992
                                                 ----           ----            ----
                                                        (Amounts in thousands)
Cash flows from operating activities:
   Cash received from customers               $8,725,307      7,523,939       6,705,859
   Cash paid to employees and suppliers       (8,120,031)    (7,002,932)     (6,240,419)
   Cash paid to ESOT                                 ---            ---         (21,200)
   Dividends and interest received                17,344         16,323          16,809
   Interest paid                                    (763)        (1,112)         (1,493)
   Income taxes paid                            (136,533)       (93,583)        (92,452)
   Payment for self-insured claims               (80,044)       (68,210)        (67,389)
   Other operating cash receipts                  12,231            309             767
   Other operating cash payments                  (6,610)        (4,303)         (3,677)
                                              ----------      ---------       ---------

      Net cash provided by operating
      activities                                  410,901       370,431         296,805
                                               ----------     ---------       ---------

Cash flows from investing activities:
   Payment for property, plant and
   equipment                                   (374,190)       (320,167)       (202,597)
  Proceeds from sale of property, plant
    and equipment                                  1,500          4,750           1,271
   Payment for investment securities                 ---       (282,109)       (107,737)
  Payment for investment securities -
   held-to-maturity (HTM)                       (14,735)            ---             ---
  Payment for investment securities -
   available-for-sale (AFS)                    (189,597)            ---             ---
  Proceeds from sale of investment
   securities                                       ---         214,721          60,829
  Proceeds from sale and maturities of
   investment securities - HTM                   16,527             ---             ---
  Proceeds from sale of investment
   securities - AFS                             257,396             ---             ---
   Investment in joint ventures                     185            (656)         (2,479)
   Other, net                                       116          (2,174)           (237)
                                             ----------       ---------       ---------

      Net cash used in investing activities    (302,798)       (385,635)       (250,950)
                                             ----------       ---------       ---------

Cash flows from financing activities:
   Payment of long-term debt                     (2,290)         (1,950)         (4,197)
   Proceeds from sale of common stock            19,207          16,514          27,253
   Payment for acquisition of common stock     (114,350)        (74,860)        (91,155)
   Dividends paid                               (20,782)        (18,976)        (19,157)
   Other, net                                       ---             ---           2,106
                                             ----------       ---------       ---------

      Net cash used in financing activities    (118,215)        (79,272)        (85,150)
                                             ----------       ---------       ---------

Net decrease in cash and cash equivalents       (10,112)        (94,476)        (39,295)

Cash and cash equivalents at beginning
  of year                                       198,997         293,473         332,768
                                             ----------       ---------       ---------

Cash and cash equivalents at end of year     $  188,885         198,997         293,473
                                             ==========       =========       =========



See accompanying notes to financial statements.

                                                                     (Continued)

                          PUBLIX SUPER MARKETS, INC.

                           Statements of Cash Flows
                                  (Continued)


                                                        1994        1993        1992
                                                        ----        ----        ----

                                                           (Amounts in thousands)
Reconciliation of Net Earnings to Net Cash
   Provided by Operating Activities

Net earnings                                          $238,567     180,317     166,455

Adjustments to reconcile net earnings to net
      cash provided by operating activities:
   Cumulative effect of changes in accounting
     principles, net of taxes                              ---       3,494         ---
   Depreciation and amortization                       128,993     116,797     118,363
   Contribution to ESOT                                 27,500      22,000         ---
   Deferred income taxes                                12,981       1,462       2,230
   (Gain) loss on sale of property, plant and
    equipment                                            3,672      (1,225)      7,870
   (Gain) loss on sale of investments                    3,234      (5,682)     (5,605)
   Self-insurance reserves in excess of
      current payments                                   9,553      21,906      11,346
  Postretirement accruals in excess of
    current payments                                     3,865       1,858         ---
   Decrease in purchase allowances                      (3,358)     (3,358)     (3,358)
   Other, net                                           (1,201)        (50)         13
   Changes in current assets and liabilities:
      Increase in short-term investments               (17,454)     (9,397)    (50,366)
      (Increase) decrease in receivables                 3,528      (5,550)     (9,898)
      Increase in merchandise inventories              (76,274)    (40,647)    (16,401)
      (Increase) decrease in prepaid expenses              (36)       (860)        152
      Increase in accounts payable and accrued
      expenses                                          82,855      83,698      83,464
      Increase (decrease) in income taxes payable       (5,524)      5,668      (7,460)
                                                      --------     -------     -------

              Total adjustments                        172,334     190,114     130,350
                                                      --------     -------     -------



Net cash provided by operating activities             $410,901     370,431     296,805
                                                      ========     =======     =======





See accompanying notes to financial statements.

                          PUBLIX SUPER MARKETS, INC.

                         Notes to Financial Statements

                     December 31, 1994, December 25, 1993
                             and December 26, 1992


(1)    Summary of Significant Accounting Policies

       (a)    Definition of Fiscal Year
              The fiscal year ends on the last Saturday in December. Fiscal year 1994 includes 53 weeks. Fiscal years 1993 and 1992 include 52 weeks.

       (b)    Cash Equivalents
              The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

       (c)    Investments
              At the beginning of fiscal year 1994, the Company adopted Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," for investments held as of, or acquired after, the beginning of fiscal 1994, without restating prior years' financial statements. The cumulative effect of adopting the Standard as of the beginning of fiscal 1994 is not material (note 8).

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

              Prior to fiscal year 1992, depreciation was computed for financial statement purposes by the declining balance and straight-line methods. During 1992, the Company adopted the straight-line method of depreciation for all newly acquired fixed assets. Assets acquired before 1992 continue to be depreciated using prior years' depreciation methods. The change to the straight-line method of depreciation was made to conform to predominant industry practice. Use of the straight-line method of depreciation on assets placed in service in 1994, 1993 and 1992, as compared with accelerated methods, resulted in decreases in depreciation expense of approximately $37,035,000, $20,800,000 and $4,743,000, and increases in net earnings of approximately $19,316,000, $10,848,000, and $2,514,000 or $.08, $.05 and $.01
              per share in 1994, 1993 and 1992, respectively.





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

       (h)    Self-insurance
              Self-insurance reserves are established for health care, fleet liability, general liability and workers' compensation claims. These reserves are determined based on actual experience including, where necessary, actuarial studies. The Company has insurance coverage for losses in excess of varying amounts.

       (i)    Income Taxes
              At the beginning of fiscal year 1993, the Company adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes," without restating prior years' financial statements.
              This Standard required a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. The cumulative effect of the change in method of accounting for income taxes has been reported in the 1993 statement of earnings (note 6).

       (j)    Reclassification
              Certain 1993 amounts have been reclassified to conform with the 1994 presentation.

(2)    Merchandise Inventories

       If the first-in, first-out method of valuing inventories had been used by the Company, inventories and current assets would have been higher than reported by approximately $90,276,000, $83,741,000 and $87,012,000 as of December 31, 1994, December 25, 1993 and December 26, 1992, respectively. Also, net earnings would have increased by approximately $3,408,000 or $.01 per share in 1994 and decreased $1,706,000 or less than $.01 per share in 1993 and decreased $1,547,000 or less than $.01 per share in 1992.


(3)    Postretirement Benefits

       The Company provides life insurance benefits for salaried and hourly full-time employees. Such employees retiring from the Company on or after attaining age 55 and having ten years of credited service are entitled to postretirement life insurance benefits. The Company funds the life insurance benefits on a pay-as-you-go basis. During 1994 and 1993, the Company made benefit payments to retirees of approximately $657,000 and $702,000, respectively.

       As discussed in Note 1, the Company adopted Statement 106 at the beginning of fiscal year 1993. The accumulated postretirement benefit obligation accrued was $24,607,000. The cumulative effect of this accounting change decreased net earnings by approximately $15,347,000 in fiscal 1993.


                                       2                             (Continued)

                          PUBLIX SUPER MARKETS, INC.

                        Notes to Financial Statements


                                                             1994          1993
                                                             ----          ----
                                                           (Amounts in thousands)
       Net postretirement benefit cost consists
         of the following components:

         Service cost attributed to service
          during the year                                   $ 1,440         1,039
         Interest cost on postretirement
          benefit obligation                                  2,405         2,052
         Net amortization                                       145           ---
                                                            -------        ------

       Net periodic postretirement benefit cost             $ 3,990         3,091
                                                            =======        ======

       The following summarizes the reconciliation of the amounts recognized in the Company's balance sheets as of December 31, 1994 and December 25, 1993:

       Accumulated postretirement benefit obligation:
         Retirees                                           $12,105        10,738
         Fully eligible active plan participants              9,032         9,150
         Other active plan participants                      12,041        12,209
                                                            -------        ------

       Accumulated postretirement benefit obligation         33,178        32,097
       Unrecognized net loss                                 (2,848)       (5,632)
                                                            -------        ------

       Accrued postretirement benefit cost                  $30,330        26,465
                                                            =======        ======


       The accumulated postretirement benefit obligation as of December 31, 1994 was determined using an assumed discount rate of 8.25% and a salary increase rate of 4%. The accumulated postretirement benefit obligation as of December 25, 1993 was determined using an assumed discount rate of 7.25% and a salary increase rate of 4%. The change in the discount rate from 7.25% to 8.25% decreased the accumulated postretirement benefit obligation by $5,366,000 and is expected to decrease annual postretirement benefit costs by $505,000 beginning in 1995.


(4)    Common Stock Split

       On May 12, 1992, the Company's stockholders approved an increase in the number of authorized shares of common stock from 60,000,000 shares to 300,000,000 shares to effect a 5-for-1 stock split. All data in the accompanying financial statements has been restated to give retroactive effect for the stock split.


(5)    Retirement Plans

       The Company has a trusteed, noncontributory profit sharing plan for the benefit of eligible employees. The amount of the Company's contribution to this plan is determined by the Board of Directors. The contribution cannot exceed 15% of compensation paid to participants. Contributions to this plan amounted to $44,564,000 in 1994, $33,976,000 in 1993 and
       $29,867,000 in 1992.





                                       3                             (Continued)

                          PUBLIX SUPER MARKETS, INC.

                         Notes to Financial Statements


       The Company has an Employee Stock Ownership Trust (ESOT). Annual contributions to the ESOT are determined by the Board of Directors and can be made in Company stock or cash. In 1994, the Company contributed 2,000,000 shares of its common stock to the ESOT at an appraised value resulting in an expense to the Company of $27,500,000. In 1993, the Company contributed 2,000,000 shares of its common stock to the ESOT at an appraised value resulting in an expense to the Company of $22,000,000. In 1992, the Company contributed $21,200,000 in cash to the ESOT. During 1994, 1993 and 1992, the Board of Directors approved additional contributions to the ESOT of $22,257,000, $16,983,000 and $14,923,000, respectively. The additional contributions are made to the ESOT during the subsequent year.

       Effective January 1, 1995, the Company implemented a 401(K) plan for the benefit of eligible employees. The 401(K) plan is a voluntary defined contribution plan. Eligible employees may contribute up to 6% of their annual compensation, subject to certain maximum contribution restrictions. The amount of the Company's contribution to this plan is determined by the Board of Directors.

       The Company intends to continue the profit sharing plan, ESOT and 401(K) plan indefinitely; however, the right to modify, amend or terminate these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

(6)    Income Taxes

       As discussed in Note 1, the Company adopted Statement 109 at the beginning of fiscal year 1993. The cumulative effect of this accounting change resulted in a reduction of deferred Federal and state income taxes and an increase in net earnings of approximately $11,853,000.

       The provision for income taxes consists of the following:

                                          Current      Deferred      Total
                                          -------      --------      -----
                                               (Amounts in thousands)
     1994:
       Federal                            $107,798      11,090      118,888
       State                                18,954       1,891       20,845
                                          --------      ------      -------

                                          $126,752      12,981      139,733
                                          ========      ======      =======

     1993:
       Federal                            $ 89,580        (340)      89,240
       State                                15,861        (203)      15,658
                                          --------      ------      -------

                                          $105,441        (543)     104,898
                                          ========      ======      =======

     1992:
       Federal                            $ 72,271       1,895       74,166
       State                                12,721         335       13,056
                                          --------      ------      -------

                                          $ 84,992       2,230       87,222
                                          ========      ======      =======





                                       4                             (Continued)

                          PUBLIX SUPER MARKETS, INC.

                        Notes to Financial Statements


       Income tax expense amounted to $139,733,000 for 1994 (an effective rate of 36.9%), $104,898,000 for 1993 (an effective rate of 36.3%) and
       $87,222,000 for 1992 (an effective rate of 34.4%). The actual expense for 1994, 1993 and 1992 differs from the "expected" tax expense for those years (computed by applying the U.S. Federal corporate tax rate of 35% for 1994 and 1993 and 34% for 1992 to earnings before income taxes) as follows:

                                              1994        1993          1992
                                              ----        ----          ----
                                                  (Amounts in thousands)
       Computed "expected" tax expense      $132,405     101,048       86,250
       State income taxes (net of
         Federal income tax benefit)          13,550      10,178        8,617
       Tax exempt interest                    (4,589)     (5,065)      (5,418)
       Effect of change in tax rate on
       deferred tax assets/liabilities           ---         970          ---
       Other, net                             (1,633)     (2,233)      (2,227)
                                            --------     -------       ------

                                            $139,733     104,898       87,222
                                            ========     =======       ======


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

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 1994 and December 25, 1993 are as follows:

                                                     1994               1993
                                                     ----               ----
                                                     (Amounts in thousands)
       Deferred tax assets:
         Self-insurance reserves                  $ 40,484             36,008
         Postretirement benefit cost                11,700             10,039
         Uniform inventory capitalization            6,348              5,958
         Other                                      12,923             11,669
                                                  --------            -------

           Total deferred tax assets              $ 71,455             63,674
                                                  ========            =======

       Deferred tax liabilities:
         Difference in tax basis of property,
          plant and equipment, net                $120,663            101,784
         Other                                         640                ---
                                                  --------            -------

           Total deferred tax liabilities         $121,303            101,784
                                                  ========            =======


       The Company expects the results of future operations to generate sufficient taxable income to allow utilization of deferred tax assets.





                                       5                             (Continued)

                          PUBLIX SUPER MARKETS, INC.

                         Notes to Financial Statements


(7)    Fair Value of Financial Instruments

       The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

       Cash and cash equivalents: The carrying amount for cash and cash equivalents approximates fair value.

       Investment securities: The fair value for marketable debt and equity securities are based on quoted market prices.

       Long-term debt, including current installments: The carrying amount for long-term debt approximates fair value based on current interest rates.

       The carrying amount and fair value of the Company's financial instruments as of December 31, 1994 and December 25, 1993 are as follows:

                                                                  1994                              1993
                                                          -------------------               ------------------
                                                          Carrying      Fair                Carrying     Fair
                                                           Amount       Value                Amount      Value
                                                           ------       -----                ------      -----
                                                                           (Amounts in thousands)
       Cash and cash equivalents                          $188,885    188,885                198,997   198,997

       Investment securities:
         Short-term investments                             77,217     77,217                 59,763    60,064
         Long-term investments                             124,494    124,494                199,385   202,118

       Long-term debt, including
        current installments                                 4,650      4,650                  6,940     6,940


(8)    Investments

       Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income, net. The Company had no held-to-maturity securities as of December 31, 1994.

       Beginning with the fourth quarter of 1994, the Company transferred $62,254,000 of securities from the held-to-maturity classification to the available-for-sale classification. This amount represented the amortized cost of the securities at the date of transfer. The fair value of these securities was $61,408,000 resulting in a net unrealized loss of $846,000. The change in classification was a result of a change in management's intent with respect to these securities. In order to have the flexibility to respond to changes in interest rates and to take advantage of changes in the availability of and the yield on alternative investments, management determined that the classification of these securities as available-for-sale was appropriate.





                                       6                             (Continued)

                          PUBLIX SUPER MARKETS, INC.

                         Notes to Financial Statements


       Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income, net. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific identification method.

       Following is a summary of available-for-sale securities as of December 31, 1994:


                                               Gross         Gross
                            Amortized       Unrealized     Unrealized      Fair
                               Cost            Gains         Losses        Value
                            ---------       ----------     ----------    ---------
                                            (Amounts in thousands)
       Tax-free bonds        $185,042          53            2,101        182,994
       Equity securities       19,805         334            1,509         18,630
                             --------         ---            -----        -------

                             $204,847         387            3,610        201,624
                             ========         ===            =====        =======


       For the fiscal year ended December 31, 1994, the realized gains on sales of available-for-sale securities totaled $1,562,000 and the realized losses totaled $4,751,000. The adjustment for unrealized losses on available-for-sale securities, net of applicable income taxes, included as a separate component of stockholders' equity, totaled $1,980,000.

       The amortized cost and estimated fair value of debt and marketable equity securities classified as available-for-sale as of December 31, 1994, by expected maturity, are as follows:


                                         Amortized              Fair
                                            Cost               Value
                                         ---------           ---------
                                            (Amounts in thousands)
       Due in one year or less           $ 77,410             77,130
       Due after one year through
         three years                       65,873             64,700
       Due after three years               41,759             41,164
                                         --------            -------
                                          185,042            182,994
       Equity securities                   19,805             18,630
                                         --------            -------

                                         $204,847            201,624
                                         ========            =======


       As of December 31, 1994, the Company classified its one investment in common stock as a trading security. This investment had a cost of $198,000 and a fair value of $87,000. The unrealized loss on this investment is included in the statement of earnings as a reduction of other income, net.




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

              Total rental expense, net of sublease rental income, for the years ended December 31, 1994, December 25, 1993 and December 26, 1992, is as follows:

                                             1994         1993        1992
                                             ----         ----        ----
                                                (Amounts in thousands)
              Minimum rentals              $101,918      85,967      74,796
              Contingent rentals             11,942      10,731      10,267
              Sublease rental income         (2,364)     (2,253)     (1,728)
                                           --------      ------      ------

                                           $111,496      94,445      83,335
                                           ========      ======      ======


As of December 31, 1994, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:



                                      Minimum           Sublease
                                      rental             rental
              Year                  commitments          income             Net
              ----                  -----------          ------             ---
                                                (Amounts in thousands)

              1995                  $  110,949           1,339            109,610
              1996                     110,274           1,049            109,225
              1997                     109,423             902            108,521
              1998                     108,021             673            107,348
              1999                     106,716             458            106,258
              Thereafter             1,110,333             930          1,109,403
                                    ----------           -----          ---------

                                    $1,655,716           5,351          1,650,365
                                    ==========           =====          =========



              The Company also owns shopping centers which are leased to tenants for minimum monthly rentals plus, in certain instances, contingent rentals. Contingent rentals received are determined on the basis of a percentage of sales in excess of stipulated minimums plus, in certain instances, taxes. Contingent rentals were estimated at December 31, 1994 and are included in trade receivables. Rental income was approximately $8,624,000 in 1994, $7,624,000 in 1993, and $7,034,000 in 1992. The
              approximate amounts of minimum future rental payments to be received under operating leases are $9,956,000, $8,528,000, $6,681,000, $4,928,000 and $3,315,000 for the years 1995 through
              1999, respectively, and $10,598,000 thereafter.





                                       8                             (Continued)

                          PUBLIX SUPER MARKETS, INC.

                         Notes to Financial Statements


       (b)    Lines of Credit
              The Company has committed lines of credit for $100,000,000 and one uncommitted line of credit for $25,000,000 available for short-term borrowings, with interest rates at or below the prime rate. There were no amounts outstanding as of December 31, 1994 or December 25, 1993. The Company pays no fees related to these lines.

       (c)    Litigation
              A notice of charge was issued by the Equal Employment Opportunity Commission ("EEOC") on March 25, 1992, In the Matter of: Kemp v. Publix Super Markets, Inc., Charge No. ###-##-####, alleging that the Company had engaged in past violations and was engaged in continuing violations of Title VII of the Civil Rights Act, as amended, by discriminating against women with respect to job assignments and promotions because of their sex. As currently amended, the charge covers employment practices by the Company in the State of Florida as a whole.

              On December 6, 1993, the EEOC gave notice it was expanding the scope of its investigation to include allegations of race discrimination. The EEOC has requested the Company to compile information and produce documents relating to these allegations. On October 13, 1994, the EEOC applied to the United States District Court, Southern District of Florida in Miami, for an order to show cause why an administrative subpoena issued by the EEOC to the Company should not be enforced (EEOC v. Publix Super Markets, Inc., Case No. 94-2119). The EEOC has agreed to substantial reductions in the information requested and further discussions as to additional reductions in the information requested are pending.

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

              The Company is also a party in various legal claims and actions considered in the normal course of business. Management believes that the ultimate disposition of these matters will not have a material effect on the Company's liquidity, results of operations or financial condition.

                                                                     Schedule II

                          PUBLIX SUPER MARKETS, INC.

                       Valuation and Qualifying Accounts

               Years Ended December 31, 1994, December 25, 1993
                             and December 26, 1992
                            (Amounts in thousands)



                                              Balance at        Additions        Deductions        Balance at
                                              beginning         charged to       from              end of
           Description                        of year           income           reserves          year
           -----------                        -------           ------           --------          ----
Year ended December 31, 1994:

Reserves not deducted from assets:
  Self-insurance reserves:
    -Current                                  $48,918           80,421             80,044          49,295
    -Noncurrent                                50,534            9,176                ---          59,710
                                              -------           ------             ------         -------

                                              $99,452           89,597             80,044         109,005
                                              =======           ======             ======         =======

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
                                              =======           ======             ======          ======

Year ended December 26, 1992:

Reserves not deducted from assets:
  Self-insurance reserves:
    -Current                                  $22,995           76,502             67,389          32,108
    -Noncurrent                                43,204            2,234                ---          45,438
                                              -------           ------             ------          ------

                                              $66,199           78,736             67,389          77,546
                                              =======           ======             ======          ======

                          PUBLIX SUPER MARKETS, INC.

                               Index to Exhibit



EXHIBIT  9         Amendment to Voting Trust Agreement

EXHIBIT 27 Financial Data Schedule for the year ended December 31, 1994. (for SEC use only)