Form 10-Q
period 1995-04-01
PUBLIX SUPER MARKETS INC
filed 1995-05-16
CIK 81061

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 1, 1995

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period
      from              to
           ------------    -------------


                          Commission File Number 0-981
                          ----------------------------


                           PUBLIX SUPER MARKETS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



            Florida                                      59-0324412
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



1936 George Jenkins Blvd.
Lakeland, Florida                                           33801
- ----------------------------------------    ------------------------------------
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

Yes     X          No
   ----------         ---------

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of April 28, 1995 was 229,275,870.





                               Page 1 of 8 pages

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                           PUBLIX SUPER MARKETS, INC.
                            CONDENSED BALANCE SHEETS
                             (Amounts in thousands)


                                             ASSETS

                                                                     April 1, 1995          December 31, 1994
                                                                     -------------          -----------------
                                                                      (Unaudited)
Current Assets
- --------------
Cash and cash equivalents                                             $   291,448               $  188,885
Short-term investments                                                     80,923                   77,217
Accounts receivable                                                        46,263                   40,849
Merchandise inventories                                                   467,719                  480,876
Deferred tax assets                                                        37,459                   28,320
Prepaid expenses                                                            8,119                    1,767
                                                                      -----------               ----------

         Total Current Assets                                             931,931                  817,914
                                                                      -----------               ----------

Long-term investments                                                     122,275                  124,494
Investment in joint ventures                                                5,051                    5,036
Other noncurrent assets                                                     4,629                    5,149
Property, plant and equipment                                           2,380,189                2,321,960
Accumulated depreciation                                               (1,003,737)                (972,217)
                                                                      -----------               ----------

              Total Assets                                            $ 2,440,338               $2,302,336
                                                                      ===========               ==========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
- -------------------
Current installments of long-term debt                                $     1,633                    1,619
Accounts payable                                                          440,663                  434,647
Accrued profit sharing and ESOT contribution                               95,772                   66,768
Accrued salaries and wages                                                 44,648                   44,028
Accrued self-insurance reserves                                            55,009                   49,295
Federal and state income taxes                                             46,756                    2,729
Other                                                                      58,845                   58,857
                                                                      -----------               ----------

         Total Current Liabilities                                        743,326                  657,943
                                                                      -----------               ----------

Long-term debt, excluding current installments                              2,571                    3,031
Deferred tax liabilities, net                                              83,857                   78,168
Self-insurance reserves                                                    56,085                   59,710
Accrued postretirement benefit cost                                        31,066                   30,330

Stockholders' Equity
- --------------------
Common stock of $1 par value.  Authorized
   300,000,000 shares:  Issued 231,585,497
   shares at April 1, 1995 and
   December 31, 1994                                                      231,585                  231,585
Additional paid-in capital                                                 78,421                   78,421
Reinvested earnings                                                     1,242,347                1,165,128
                                                                      -----------               ----------
                                                                        1,552,353                1,475,134
Less: 2,044,753 shares of common stock
   acquired from stockholders at
   April 1, 1995, at cost                                                  28,406                      ---

   Unrealized loss on investment
      securities available for sale, net                                      514                    1,980
                                                                      -----------               ----------

         Total Stockholders' Equity                                     1,523,433                1,473,154
                                                                      -----------               ----------
              Total Liabilities and Stockholders'
                 Equity                                               $ 2,440,338               $2,302,336
                                                                      ===========               ==========

See accompanying notes to condensed financial statements.

                           PUBLIX SUPER MARKETS, INC.
                        CONDENSED STATEMENTS OF EARNINGS
                (Amounts in thousands except per share amounts)


                                                                         Three Months Ended

                                                                April 1, 1995          March 26, 1994
                                                                -------------          --------------
                                                                              (Unaudited)
Revenues
- --------
Sales                                                           $  2,394,629             $  2,164,581
Other income, net                                                     22,632                   27,269
                                                                ------------             ------------

      Total revenues                                               2,417,261                2,191,850
                                                                ------------             ------------

Costs and expenses
- ------------------
Cost of merchandise sold including store
      occupancy, warehousing and delivery
      expenses                                                     1,836,707                1,669,227
Operating and administrative expenses                                456,570                  397,609
Interest expense                                                         102                      113
                                                                ------------             ------------

           Total costs and expenses                                2,293,379                2,066,949
                                                                ------------             ------------

Earnings before income tax expense                                   123,882                  124,901

Income tax expense                                                    46,663                   46,857
                                                                ------------             ------------

           Net earnings                                         $     77,219             $     78,044
                                                                ============             ============
Weighted average number of common
      shares outstanding                                         230,275,612              236,078,036
                                                                ============             ============

Net earnings per common share                                   $        .34             $        .33
                                                                ============             ============

Cash dividends per common share                                         None                     None




See accompanying notes to condensed financial statements.

                           PUBLIX SUPER MARKETS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                                        Three Months Ended

                                                                April 1, 1995          March 26, 1994
                                                                -------------          --------------
                                                                              (Unaudited)
Cash Flows From Operating Activities
- ------------------------------------
Cash received from customers                                      $ 2,405,487             $ 2,180,350
Cash paid to employees and suppliers                               (2,186,805)             (1,991,452)
Income taxes paid                                                      (7,007)                 (9,219)
Payment for self-insured claims                                       (24,842)                (16,871)
Other                                                                   3,832                  13,750
                                                                  -----------             -----------

      Net Cash Provided by Operating Activities                       190,665                 176,558
                                                                  -----------             -----------


Cash Flows From Investing Activities
- ------------------------------------
Payment for property, plant and equipment                             (63,258)                (94,961)
Payment for investment securities -
   held-to-maturity                                                       ---                  (1,095)
Payment for investment securities -
   available-for-sale                                                 (78,334)                (37,658)
Proceeds from sale of investment securities -
   available-for-sale                                                  81,087                  34,735
Other, net                                                              1,255                     648
                                                                  -----------             -----------

      Net Cash Used in Investing Activities                           (59,250)                (98,331)
                                                                  -----------             -----------


Cash Flows From Financing Activities
- ------------------------------------
Payment of long-term debt                                                (446)                   (553)
Proceeds from sale of common stock                                      8,032                   2,587
Payment for acquisition of common stock                               (36,438)                (64,877)
                                                                  -----------             -----------

      Net Cash Used in Financing Activities                           (28,852)                (62,843)
                                                                  -----------             -----------


Net increase in cash and cash equivalents                             102,563                  15,384

Cash and cash equivalents at beginning of
   quarter                                                            188,885                 198,997
                                                                  -----------             -----------

Cash and cash equivalents at end of quarter                       $   291,448             $   214,381
                                                                  ===========             ===========

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

                           PUBLIX SUPER MARKETS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
      Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $190.7 million in the quarter ended April 1, 1995, as compared with $176.6 million in the quarter ended March 26, 1994. Cash and cash equivalents totaled $291.4 million as of April 1, 1995.

      Capital expenditures totaled $63.3 million in the quarter ended April 1, 1995. These expenditures were primarily incurred in connection with the opening of ten new stores and the remodeling or enlarging of three stores which added .52 million square feet. Significant expenditures were also incurred in the continued construction of a new distribution center in Lawrenceville, Georgia. Capital expenditures in the quarter ended March 26, 1994, were approximately $95.0 million. These expenditures were primarily incurred in connection with the opening of ten new stores and remodeling or enlarging of three stores which added .49 million square feet. Also, significant expenditures were incurred in the continued construction of a new general merchandise warehouse in Lakeland, Florida and a new distribution center in Lawrenceville, Georgia. In addition, the Company closed one store.

      The Company has budgeted approximately $336.7 million for the remainder of 1995 for new store construction, the remodeling or enlarging of several existing stores and the expansion and construction of distribution facilities. The capital budget is subject to continuing change and review. The remaining capital expenditures are expected to be financed by internally generated funds and current liquid assets.

      As of April 1, 1995, the Company has committed lines of credit for $100.0 million and one uncommitted line of credit for $25.0 million. These lines are reviewed annually by the banks. The interest rate for these lines is at or below the prime rate. No amounts were outstanding as of April 1, 1995.

      Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Management believes the Company's liquidity will continue to be strong.

Operating Results

      Sales increased 10.6% in the first quarter of 1995 to $2,394.6 million, an increase of $230.0 million compared to the same quarter in 1994. This represents an increase of $60.8 million or 2.8% in additional sales from stores that were open for all of both quarters (comparable stores) and additional sales of $169.2 million or 7.8% from the net impact of 51 stores opened and four stores closed since March 26, 1994, and 10 stores opened and one store closed in the first quarter of 1994. Other income decreased $4.6 million or 17.0% in the first quarter of 1995 as compared to the same quarter in 1994.
The decrease is related to the recognition of a $5.6 million gain in the first quarter of 1994 on the settlement of claims for business interruption losses and property losses resulting from the extensive damage caused by Hurricane Andrew.

      Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 76.7% in the quarter ended April 1, 1995, and 77.1% in the quarter ended March 26, 1994. The decrease in cost of merchandise sold is due to buying and merchandising efficiencies.

      Operating and administrative expenses, as a percentage of sales, were approximately 19.1% and 18.4% for the quarters ended April 1, 1995 and March 26, 1994, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.

                          PART 11.  OTHER INFORMATION

Item 1.  Legal Proceedings

   In the Company's Form 10-K for the fiscal year ended December 31, 1994, the Company disclosed a legal proceeding with the Equal Employment Opportunity Commission (EEOC). No material developments have occurred since the Form 10-K filing.

Item 6(a). Exhibits

   27. Financial Data Schedule for the three months ended April 1, 1995.

Item 6(b). Reports on Form 8-K

 No reports on Form 8-K were filed during the three months ended April  1, 1995.


                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    PUBLIX SUPER MARKETS, INC.




Date:  May 12, 1995                 /s/ S. Keith Billups
                                    -----------------------------------------
                                    S. Keith Billups, Secretary



Date:  May 12, 1995                 /s/ William H. Vass
                                    -----------------------------------------
                                    William H. Vass, Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial Officer)