Form 10-Q
period 1995-07-01
PUBLIX SUPER MARKETS INC
filed 1995-08-15
CIK 81061

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended July 1, 1995

                              OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to _____________



                 Commission File Number 0-981
                 ----------------------------


                       PUBLIX SUPER MARKETS, INC.
                       --------------------------
        (Exact name of Registrant as specified in its charter)





        Florida                                59-0324412
-------------------------------    ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)



1936 George Jenkins Blvd.
Lakeland, Florida                                       33801
---------------------------------------         -----------------------
(Address of principal executive offices)              (zip code)



Registrant's telephone number, including area code (941) 688-1188
                                                   --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X         No
   ----------------    -----------------

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of August 4, 1995 was 223,656,699.



                       Page 1 of 9 pages

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                    PUBLIX SUPER MARKETS, INC.
                     CONDENSED BALANCE SHEETS
                      (Amounts in thousands)

                              ASSETS

                                               July 1, 1995  December 31, 1994
                                               ------------  -----------------
                                                (Unaudited)
Current Assets
Cash and cash equivalents                       $ 210,600      $ 188,885
Short-term investments                             87,001         77,217
Accounts receivable                                46,524         40,849
Merchandise inventories                           486,165        480,876
Deferred tax assets                                37,547         28,320
Prepaid income taxes                                2,153            ---
Prepaid expenses                                    6,599          1,767
                                               ----------     ----------
     Total Current Assets                         876,589        817,914
                                               ----------     ----------
Long-term investments                             121,160        124,494
Investment in joint ventures                        4,928          5,036
Other noncurrent assets                             4,422          5,149
Property, plant and equipment                   2,418,978      2,321,960
Accumulated depreciation                       (1,020,665)      (972,217)
                                               ----------     ----------
        Total Assets                           $2,405,412     $2,302,336
                                               ==========     ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current installments of long-term debt         $    1,600     $    1,619
Accounts payable                                  450,788        434,647
Accrued profit-sharing and ESOT contribution      119,060         66,768
Accrued salaries and wages                         51,974         44,028
Accrued self-insurance reserves                    55,445         49,295
Federal and state income taxes                        ---          2,729
Other                                              71,275         58,857
                                               ----------     ----------
Total Current Liabilities                         750,142        657,943
                                               ----------     ----------
Long-term debt, excluding current installments      2,213          3,031
Deferred tax liabilities, net                      87,560         78,168
Self-insurance reserves                            57,314         59,710
Accrued postretirement benefit cost                31,911         30,330

Stockholders' Equity
Common stock of $1 par value.  Authorized
 300,000,000 shares;  issued 231,585,497
 shares at July 1, 1995 and
 December 31, 1994                                231,585        231,585
Additional paid-in capital                         78,421         78,421
Reinvested earnings                             1,274,745      1,165,128
                                               ----------     ----------
1,584,751      1,475,134
Less: 7,676,951 shares of common stock
 acquired from stockholders at
 July 1, 1995, at cost                           (108,665)           ---

Unrealized gain (loss) on investment
 securities available-for-sale, net                   186         (1,980)
                                               ----------     ----------
Total Stockholders' Equity                      1,476,272      1,473,154
                                               ----------     ----------
Total Liabilities and Stockholders'
          Equity                               $2,405,412     $2,302,336
                                               ==========     ==========

See accompanying notes to condensed financial statements.

                    PUBLIX SUPER MARKETS, INC.
                 CONDENSED STATEMENTS OF EARNINGS
          (Amounts in thousands except per share amounts)

                                                    Three Months Ended

                                               July 1, 1995   June 25, 1994
                                               ------------   -------------
                                                       (Unaudited)
Revenues
--------
Sales                                          $2,250,309     $2,023,749
Other income, net                                  18,522         18,307
                                               ----------     ----------
Total revenues                                  2,268,831      2,042,056
                                               ----------     ----------

Costs and expenses
------------------
Cost of merchandise sold including store
 occupancy, warehousing and delivery
 expenses                                       1,724,026      1,575,027
Operating and administrative expenses             453,125        389,088
Interest expense                                      162            155
                                               ----------     ----------
Total costs and expenses                        2,177,313      1,964,270
                                               ----------     ----------
Earnings before income tax expense                 91,518         77,786
Income tax expense                                 33,870         28,207
                                               ----------     ----------
   Net earnings                                $   57,648     $   49,579
                                               ==========     ==========
Weighted average number of common
 shares outstanding                           225,862,841    230,169,674
                                              ===========    ===========
Net earnings per common share                  $      .26     $      .22
                                               ==========     ==========
Cash dividends per common share                $      .11     $      .09
                                               ==========     ==========


See accompanying notes to condensed financial statements.

                    PUBLIX SUPER MARKETS, INC.
                 CONDENSED STATEMENTS OF EARNINGS
          (Amounts in thousands except per share amounts)

                                                     Six Months Ended

                                               July 1, 1995   June 25, 1994
                                               ------------   -------------
                                                       (Unaudited)
Revenues
--------
Sales                                          $4,644,938     $4,188,330
Other income, net                                  41,154         45,576
                                               ----------     ----------
   Total revenues                               4,686,092      4,233,906
                                               ----------     ----------

Costs and expenses
------------------
Cost of merchandise sold including store
 occupancy, warehousing and delivery
 expenses                                       3,560,733      3,245,798
Operating and administrative expenses             909,695        785,154
Interest expense                                      264            267
                                               ----------     ----------
   Total costs and expenses                     4,470,692      4,031,219
                                               ----------     ----------
Earnings before income tax expense                215,400        202,687
Income tax expense                                 80,533         75,063
                                               ----------     ----------
   Net earnings                                $  134,867     $  127,624
                                               ==========     ==========
Weighted average number of common
 shares outstanding                           228,069,227    232,119,138
                                              ===========    ===========
Net earnings per common share                  $      .59     $      .55
                                               ==========     ==========
Cash dividends per common share                $      .11     $      .09
                                               ==========     ==========


See accompanying notes to condensed financial statements.

                    PUBLIX SUPER MARKETS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                      (Amounts in thousands)

                                                    Six Months Ended

                                               July 1, 1995  June 25, 1994
                                               ------------  -------------
                                                       (Unaudited)
Cash Flows From Operating Activities
------------------------------------
Cash received from customers                   $4,671,222     $4,228,617
Cash paid to employees and suppliers           (4,261,810)    (3,913,434)
Income taxes paid                                 (86,610)       (91,562)
Payment for self-insured claims                   (47,477)       (33,960)
Other                                               7,581         17,136
                                               ----------     ----------
   Net Cash Provided by Operating Activities      282,906        206,797
                                               ----------     ----------

Cash Flows From Investing Activities
------------------------------------
Payment for property, plant and equipment        (125,445)      (193,437)
Payment for investment securities -
 held-to-maturity                                     ---         (5,937)
Payment for investment securities -
 available-for-sale                              (143,361)      (113,254)
Proceeds from sale of investment securities -
 available-for-sale                               139,685        122,454
Other, net                                          2,682          1,462
                                               ----------     ----------
   Net Cash Used in Investing Activities         (126,439)      (188,712)
                                               ----------     ----------

Cash Flows From Financing Activities
------------------------------------
Payment of long-term debt                            (837)        (1,344)
Proceeds from sale of common stock                 14,919          8,597
Payment for acquisition of common stock          (123,584)       (84,356)
Dividends paid                                    (25,250)       (20,782)
                                               ----------     ----------
   Net Cash Used in Financing Activities         (134,752)       (97,885)
                                               ----------     ----------
Net increase (decrease) in cash and cash
 equivalents                                       21,715        (79,800)
Cash and cash equivalents at beginning of
 period                                           188,885        198,997
                                               ----------     ----------
Cash and cash equivalents at end of period     $  210,600     $  119,197


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

2. Due to the seasonal nature of the Company's business, the results for the three months and six months ended July 1, 1995 are not necessarily indicative of the results for the entire 1995 fiscal year.

3. A  purported  class  action was filed  against  the  Company  on
   July 19, 1995 in the Federal District Court for the Middle District of Florida, Tampa Division, Case No. 95-1162-Civ-T by Melodee Shores and seven other present or former employees of the Company, individually and on behalf of all other persons similarly situated. In their complaint, the plaintiffs allege that the Company has and is currently engaged in a policy and pattern or practice of gender-based discriminatory treatment of female employees and applicants with respect to job assignments, promotional opportunities, management positions, equal pay, full-time status, bonuses, and other benefits and conditions of employment, all in violation of Title VII of the Federal Civil Rights Act, as well as the Florida Human Rights Act of 1977 and the Florida Civil Rights Act of 1992. The plaintiffs seek, among other relief, a certification of the suit as a proper class action, a declaratory judgment that the Company's practices are unlawful, back pay and other compensatory damages, exemplary and punitive damages, and injunctive relief against future improper conduct.

   The Company denies the allegations of the complaint and intends to vigorously defend the action. At this early stage, the likelihood of an adverse finding of the Company's liability and an estimate of the amount of any exposure for any such liability cannot be determined.

                  PUBLIX SUPER MARKETS, INC.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources
      Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $282.9 million in the six months ended July 1, 1995, as compared with $206.8 million in the six months ended June 25, 1994. Cash and cash equivalents totaled $210.6 million as of July 1, 1995.

      Capital expenditures totaled $125.4 million in the six months ended July 1, 1995. These expenditures were primarily incurred in connection with the opening of 21 new stores and the remodeling or enlarging of nine stores which added 1.1 million square feet. Significant expenditures were incurred in the continued construction of a new distribution center in Lawrenceville, Georgia. In addition, the Company closed three stores. Capital expenditures in the six months ended June 25, 1994, were approximately $193.4 million. These expenditures were primarily incurred in connection with the opening of 25 new stores and remodeling or enlarging of 11 stores which added 1.3 million square feet. Construction was completed on a new general merchandise warehouse in Lakeland, Florida and significant expenditures were incurred in the continued construction of a new distribution center in Lawrenceville, Georgia. In addition, the Company closed three stores.

      The Company has budgeted approximately $174.6 million for the remainder of 1995 for new store construction, the
remodeling  or  expanding  of  several  existing  stores  and   the
expansion   and  construction  of  distribution  facilities.    The
capital budget is subject to continuing change and review. The remaining capital expenditures are expected to be financed by internally generated funds and current liquid assets.

      As of July 1, 1995, the Company has committed lines of credit for $100.0 million and one uncommitted line of credit for $25.0 million. These lines are reviewed annually by the banks. The interest rate for these lines is at or below the prime rate. No amounts were outstanding as of July 1, 1995.

      Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Management believes the Company's liquidity will continue to be strong.


Operating Results
      Sales  increased  11.2%  in the second  quarter  of  1995  to
$2,250.3  million,  an  increase  of  $226.6  million  compared  to the same quarter in 1994. This represents an increase of $48.5 million or 2.4% additional sales from stores that were open for all of both quarters (comparable stores) and additional sales of $178.1 million or 8.8% from the net impact of 46 stores opened and five stores closed since June 25, 1994, and 15 stores opened and two stores closed in the second quarter of 1994. Other income increased $.2 million or 1.2% in the second quarter of 1995 as compared to the same quarter in 1994.

      Sales increased 10.9% in the six months ended July 1, 1995, to $4,644.9 million, an increase of $456.6 million over the six months ended June 25, 1994. This reflects an increase of $108.9 million or 2.6% in sales from comparable stores and sales of $347.7 million or 8.3% from the net impact of 46 stores opened and five stores closed since June 25, 1994, and
25  stores  opened  and  three  stores  closed  in  the  first  six months of 1994. Other revenue decreased $4.4 million or 9.7% in the first six months of 1995 as compared to the first six months of 1994. This decrease is the result of the recognition of a gain in 1994 on the settlement of claims for business interruption losses and property losses related to the extensive damage caused by Hurricane Andrew.

                  PUBLIX SUPER MARKETS, INC.

       Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 76.6% and 77.8% in the quarters ended July 1, 1995 and June 25, 1994, respectively. These cost of sales percentages were 76.7% and 77.5% for the six months ended July 1, 1995 and June 25, 1994, respectively. The decreases in cost of merchandise sold, as a percentage of sales, are due to buying and merchandising efficiencies.

      Operating and administrative expenses, as a percentage of sales, were approximately 20.1% and 19.2% for the quarters ended July 1, 1995 and June 25, 1994, respectively. The operating and administrative expenses, as a percentage of sales, were 19.6% and 18.7% in the six months ended July 1, 1995 and June 25, 1994, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.


                  PART II.  OTHER INFORMATION


Item 1(a).  Legal Proceedings-EEOC
      In  the  Company's  Form  10-K  for  the  fiscal  year  ended
December 31, 1994, the Company disclosed a legal proceeding with the Equal Employment Opportunity Commission (EEOC). No material developments have occurred since the Form 10-K filing.

Item 1(b).  Legal Proceedings-Purported Class Action
      A purported class action was filed against the Company on July 19, 1995 in the Federal District Court for the Middle District of Florida, Tampa Division, Case No. 95-1162-Civ-T by Melodee Shores and seven other present or former employees of the Company, individually and on behalf of all other persons similarly situated. In their complaint, the plaintiffs allege that the Company has and is currently engaged in a policy and pattern or practice of gender-based discriminatory treatment of female employees and applicants with respect to job assignments, promotional opportunities, management positions, equal pay, full-time status, bonuses, and other benefits and conditions of employment, all in violation of Title VII of the Federal Civil Rights Act, as well as the Florida Human Rights Act of 1977 and the Florida Civil Rights Act of 1992. The plaintiffs seek, among other relief, a certification of the suit as a proper class action, a declaratory judgment that the Company's practices are unlawful, back pay and other compensatory damages, exemplary and punitive damages, and injunctive relief against future improper conduct.

      The Company denies the allegations of the complaint and intends to vigorously defend the action.

Item 4.  Results of Votes of Security Holders
      The Annual Meeting of Stockholders of the Company was held on May 16, 1995, for the purpose of fixing the number of and electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to management's solicitation. The number of directors was fixed at ten and all of management's nominees for directors as listed in the proxy statement were elected.

Item 6(a).  Exhibits
      27.   Financial  Data  Schedule  for  the  six  months  ended
July 1, 1995.

Item 6(b).  Reports on Form 8-K
      No reports on Form 8-K were filed during the three months ended July 1, 1995. However, the Company filed a report on
Form 8-K dated July 21, 1995, reporting the legal proceeding disclosed in Part II, Item 1(b) above.

                          SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                     PUBLIX SUPER MARKETS, INC.



Date:  August 11, 1995 /s/ S. Keith Billups
                       -----------------------------------------
                       S. Keith Billups, Secretary



Date:  August 11, 1995 /s/ William H. Vass
                       -----------------------------------------
                       William H. Vass, Executive Vice President
                       and Chief Financial Officer
                       (Principal Financial Officer)