Form 10-Q
period 1995-09-30
PUBLIX SUPER MARKETS INC
filed 1995-11-14
CIK 81061

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
    SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1995

                              OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to ______________



                 Commission File Number 0-981
                 ----------------------------


                 PUBLIX SUPER MARKETS, INC.
                 --------------------------
    (Exact name of Registrant as specified in its charter)




          Florida                              59-0324412
-------------------------------     -----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)



1936 George Jenkins Blvd.
Lakeland, Florida                                      33801
----------------------------------------            ----------
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

Yes        X        No
   -----------------   -----------------
The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of November 3, 1995 was 222,707,474.





                      Page 1 of 10 pages

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                    PUBLIX SUPER MARKETS, INC.
                     CONDENSED BALANCE SHEETS
                      (Amounts in Thousands)

                              ASSETS

                                   September 30, 1995  December 31, 1994
                                      (Unaudited)
Current Assets
Cash and cash equivalents              $  228,476         $  188,885
Short-term investments                     88,293             77,217
Accounts receivable                        39,721             40,849
Merchandise inventories                   503,700            480,876
Deferred tax assets                        37,785             28,320
Prepaid income taxes                        1,874                ---
Prepaid expenses                            4,418              1,767
                                       ----------         ----------
    Total Current Assets                  904,267            817,914
                                       ----------         ----------
Long-term investments                     112,325            124,494
Investment in joint ventures                4,857              5,036
Other noncurrent assets                     4,216              5,149
Property, plant and equipment           2,474,540          2,321,960
Accumulated depreciation               (1,054,592)          (972,217)
                                       ----------         ----------
         Total Assets                  $2,445,613         $2,302,336
                                       ==========         ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current installments of
  long-term debt                       $    1,453         $    1,619
Accounts payable                          438,726            434,647
Accrued profit sharing
  and ESOT contribution                    98,364             66,768
Accrued salaries and wages                 61,696             44,028
Accrued self-insurance reserves            55,859             49,295
Federal and state income taxes                ---              2,729
Other                                      84,067             58,857
                                       ----------         ----------
    Total Current Liabilities             740,165            657,943
                                       ----------         ----------
Long-term debt,
  excluding current installments            1,966              3,031
Deferred tax liabilities, net              91,807             78,168
Self-insurance reserves                    59,327             59,710
Accrued postretirement benefit cost        32,477             30,330

Stockholders' Equity
Common stock of $1 par value.
  Authorized 300,000,000 shares;
  Issued 231,585,497 shares at
  September 30, 1995 and
  December 31, 1994                       231,585            231,585
Additional paid-in capital                 78,421             78,421
Reinvested earnings                     1,327,516          1,165,128
                                       ----------         ----------
                                        1,637,522          1,475,134
Less: 8,284,017 shares of common stock
  acquired from stockholders at
  September 30, 1995 at cost             (117,850)               ---

Unrealized gain (loss) on investment
  securities available-for-sale, net          199             (1,980)
                                       ----------         ----------
    Total Stockholders' Equity          1,519,871          1,473,154
                                       ----------         ----------
         Total Liabilities and
           Stockholders' Equity        $2,445,613         $2,302,336
                                       ==========         ==========

See accompanying notes to condensed financial statements.

                    PUBLIX SUPER MARKETS, INC.
                 CONDENSED STATEMENTS OF EARNINGS
         (Amounts in thousands except per share amounts)

                                          Three Months Ended
                                September 30, 1995    September 24, 1994
                                               (Unaudited)
Revenues
--------
Sales                               $2,254,387            $2,048,107
Other income, net                       19,736                12,548
                                    ----------            ----------
    Total revenues                   2,274,123             2,060,655
                                    ----------            ----------

Costs and expenses
------------------
Cost of merchandise sold, including
  store occupancy, warehousing and
  delivery expenses                  1,727,744             1,588,222
Operating and administrative
  expenses                             462,469               405,664
Interest expense                            34                   153
                                    ----------            ----------
    Total costs and expenses         2,190,247             1,994,039
                                    ----------            ----------
Earnings before income tax
  expense                               83,876                66,616
Income tax expense                      31,105                24,790
                                    ----------            ----------
    Net earnings                    $   52,771            $   41,826
                                    ==========            ==========
Weighted average number of common
  shares outstanding               223,538,918           229,883,034
                                   ===========           ===========
Net earnings per common share       $      .24            $      .18
                                    ==========            ==========
Cash dividends per common share           None                  None



See accompanying notes to condensed financial statements.

                    PUBLIX SUPER MARKETS, INC.
                 CONDENSED STATEMENTS OF EARNINGS
         (Amounts in thousands except per share amounts)

                                           Nine Months Ended
                                September 30, 1995    September 24, 1994
                                               (Unaudited)
Revenues
--------
Sales                               $6,899,325            $6,236,438
Other income, net                       60,890                58,124
                                    ----------            ----------
    Total revenues                   6,960,215             6,294,562
                                    ==========            ==========

Costs and expenses
------------------
Cost of merchandise sold, including
  store occupancy, warehousing and
  delivery expenses                  5,288,477             4,834,021
Operating and administrative
  expenses                           1,372,164             1,190,818
Interest expense                           298                   421
                                    ----------            ----------
    Total costs and expenses         6,660,939             6,025,260
                                    ----------            ----------
Earnings before income tax
  expense                              299,276               269,302
Income tax expense                     111,638                99,853
                                    ----------            ----------
    Net earnings                    $  187,638            $  169,449
                                    ==========            ==========
Weighted average number of
  common shares outstanding        226,559,124           231,373,770
                                   ===========           ===========
Net earnings per common share       $      .83            $      .73
                                    ==========            ==========
Cash dividends per common share     $      .11            $      .09
                                    ==========            ==========

See accompanying notes to condensed financial statements.

                    PUBLIX SUPER MARKETS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                      (Amounts in Thousands)

                                           Nine Months Ended
                                September 30, 1995    September 24, 1994
                                               (Unaudited)
Cash Flows From Operating Activities
------------------------------------
Cash received from customers        $6,947,502            $6,279,966
Cash paid to employees
  and suppliers                     (6,401,817)           (5,842,503)
Income taxes paid                     (113,435)             (113,321)
Payment for self-insured claims        (70,677)              (53,374)
Other                                   11,048                19,439
                                    ----------            ----------
   Net Cash Provided by
     Operating Activities              372,621               290,207
                                    ----------            ----------

Cash Flows From Investing Activities
------------------------------------
Payment for property,
  plant and equipment                 (184,757)              (274,470)
Payment for investment securities -
  held-to-maturity                         ---                (14,735)
Payment for investment securities -
  available-for-sale                  (197,766)              (152,167)
Investment in joint venture, net           179                    113
Proceeds from sale
  of investment securities -
  held-to-maturity                         ---                 16,527
Proceeds from sale
  of investment securities -
  available-for-sale                   190,663                208,567
Other, net                               2,982                  2,118
                                    ----------             ----------
   Net Cash Used in
     Investing Activities             (188,699)              (214,047)
                                    ----------             ----------

Cash Flows From Financing Activities
------------------------------------
Payment of long-term debt               (1,231)                (1,837)
Proceeds from sale of common stock      21,990                 13,187
Payment for acquisition of
  common stock                        (139,840)               (99,283)
Dividends paid                         (25,250)               (20,782)
                                    ----------             ----------
   Net Cash Used in
     Financing Activities             (144,331)              (108,715)
                                    ----------              ---------

Net increase (decrease) in
  cash and cash equivalents             39,591                (32,555)

Cash and cash equivalents
  at beginning of period               188,885                 198,997
                                    ----------              ----------

Cash and cash equivalents
  at end of period                  $  228,476              $  166,442
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

2. Due to the seasonal nature of the Company's business, the results for the three months and nine months ended
   September 30, 1995 are not necessarily indicative of the results for the entire 1995 fiscal year.

3. A purported class action was filed against the Company on July 19, 1995 in the Federal District Court for the Middle District of Florida, Tampa Division, Case No. 95-1162-Civ-T by Melodee Shores and seven other present or former employees of the Company, individually and on behalf of all other persons similarly situated. A motion to amend the complaint to add additional named plaintiffs is pending before the court. In their complaint, the plaintiffs allege that the Company has and is currently engaged in a policy and pattern or practice of gender-based discriminatory treatment of female employees and applicants with respect to job assignments, promotional opportunities, management positions, equal pay, full-time status, bonuses, and other benefits and conditions of employment, all in violation of Title VII of the Federal
   Civil Rights Act, as well as the Florida Human Rights Act of 1977 and the Florida Civil Rights Act of 1992. The plaintiffs seek, among other relief, a certification of the suit as a proper class action, a declaratory judgment that the Company's practices are unlawful, back pay and other compensatory damages, exemplary and punitive damages, and injunctive relief against future improper conduct.

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

                  PUBLIX SUPER MARKETS, INC.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
   Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $372.6 million in the nine months ended September 30, 1995, as compared with $290.2 million in the nine months ended September 24, 1994. Cash and cash equivalents totaled $228.5 million as of September 30, 1995.

   Capital expenditures totaled $184.8 million in the nine months ended September 30, 1995. These expenditures were primarily incurred in connection with the opening of 32 new stores and the remodeling or enlarging of 19 stores which added 1.5 million square feet. Construction was completed on a new distribution center and dairy processing plant in Lawrenceville, Georgia. In addition, the Company closed three stores. Capital expenditures totaled $274.5 million in the nine months ended September 24, 1994. These expenditures were primarily incurred in connection with the opening of 36 new stores and the remodeling or enlarging of 13 stores which added 1.8 million square feet. Construction was completed on a new general merchandise warehouse in Lakeland, Florida and significant expenditures were incurred in the continued construction of a new distribution center in Lawrenceville, Georgia. In addition, the Company closed three stores.

   The Company has budgeted approximately $65.2 million for the remainder of 1995 for new store construction, the remodeling or expanding of several existing stores and the expansion and construction of distribution facilities. The capital budget is subject to continuing change and review. The remaining capital expenditures are expected to be financed by internally generated funds and current liquid assets.

   As of September 30, 1995, the Company has committed lines of credit for $100.0 million and one uncommitted line of credit for $25.0 million. These lines are reviewed annually by the banks. The interest rate for these lines is at or below the prime rate. No amounts were outstanding as of September 30, 1995.

   Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Management believes the Company's liquidity will continue to be strong.

Operating Results
-----------------
   Sales increased 10.1% in the third quarter of 1995 to $2,254.4 million, an increase of $206.3 million compared to the same period in 1994. This represents an increase of $45.0 million or 2.2% in additional sales from stores that were open for all of both quarters (comparable stores) and additional sales of $161.3 million or 7.9% from the net impact of 46 stores opened and five stores closed since September 24, 1994, and 11 stores opened in the third quarter of 1994.

   Other income increased $7.2 million or 57.3% in the third quarter of 1995 as compared to the same quarter in 1994.
During the third quarter of 1994, the Company recognized losses on the sale of investments and fixed assets, and recorded a reserve for environmental clean-up costs.

                  PUBLIX SUPER MARKETS, INC.


   Sales increased 10.6% in the first nine months of 1995 to $6,899.3 million, an increase of $662.9 million compared to the same period in 1994. This reflects an increase of $155.9 million or 2.5% in sales from comparable stores and sales of $507.0 million or 8.1% from the net impact of 46 stores opened and five stores closed since September 24, 1994, and 36 stores opened and three stores closed in the first nine months of 1994.

   Other income increased $2.8 million or 4.8% in the first nine months of 1995 as compared to the same period in 1994.

   Cost of merchandise sold, including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 76.6% and 77.5% in the quarters ended September 30, 1995 and September 24, 1994, respectively.
These cost of sales percentages were 76.7% and 77.5% for the nine months ended September 30, 1995 and September 24, 1994, respectively. During the nine months ended September 30, 1995, the decrease in cost of merchandise sold, as a percentage of sales, is due to buying and merchandising efficiencies.

   Operating and administrative expenses, as a percentage of sales, were approximately 20.5% and 19.8% for the quarters ended September 30, 1995 and September 24, 1994, respectively. The operating and administrative expenses, as a percentage of sales, were 19.9% and 19.1% in the nine months ended
September 30, 1995 and September 24, 1994, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.

                  PUBLIX SUPER MARKETS, INC.


                  PART II.  OTHER INFORMATION

Item 1(a).  Legal Proceedings-EEOC
   In the Company's Form 10-K for the fiscal year ended December 31, 1994, the Company disclosed a legal proceeding with the Equal Employment Opportunity Commission (EEOC). No material developments have occurred since the Form 10-K filing.

Item 1(b).  Legal Proceedings-Purported Class Action

A purported class action was filed against the Company on July 19, 1995 in the Federal District Court for the Middle District of Florida, Tampa Division, Case No. 95-1162-Civ-T by Melodee
Shores and seven other present or former employees of the Company, individually and on behalf of all other persons similarly situated. A motion to amend the complaint to add additional named plaintiffs is pending before the court. In their complaint, the plaintiffs allege that the Company has and is currently engaged in a policy and pattern or practice of gender-based discriminatory treatment of female employees and applicants with respect to job assignments, promotional opportunities, management positions, equal pay, full-time status, bonuses, and other benefits and conditions of employment, all in violation of Title VII of the Federal Civil Rights Act, as well as the Florida Human Rights
Act of 1977 and the Florida Civil Rights Act of 1992. The plaintiffs seek, among other relief, a certification of the suit as a proper class action, a declaratory judgment that the Company's practices are unlawful, back pay and other compensatory damages, exemplary and punitive damages, and injunctive relief against future improper conduct.

   The Company denies the allegations of the complaint and intends to vigorously defend the action.

Item 6(a).  Exhibits
   27.  Financial Data Schedule for the nine months ended
September 30, 1995.

Item 6(b).  Reports on Form 8-K
   The Company filed a report on Form 8-K dated July 21, 1995, reporting the legal proceedings disclosed in Part II, Item
1(b) above.

                          SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                      PUBLIX SUPER MARKETS, INC.



Date:   November 10, 1995   /s/ S. Keith Billups
                            -----------------------------------------
S.  Keith Billups, Secretary

Date:   November 10, 1995   /s/ William H. Vass
                            -----------------------------------------
                            William H. Vass, Executive Vice President
                            (Principal Financial Officer)