Form 10-K
period 1995-12-30
PUBLIX SUPER MARKETS INC
filed 1996-03-28
CIK 81061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 30, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to ____________

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

Registrant's telephone number, including area code (941) 688-1188
                                                   --------------
      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                 None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock $1.00 Par Value

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes       X          No
    ---------------     ----------------
The  aggregate market value of the voting stock held by non-affiliates
of   the   Registrant   as  of  March  15,  1996   was   approximately
$2,200,549,106.

The number of shares of Registrant's common stock outstanding as of March 15, 1996 was 224,576,226.

DOCUMENTS INCORPORATED BY REFERENCE

Pages 2 through 8 of Proxy Statement solicited for the 1996 Annual Meeting of Stockholders to be held on May 14, 1996 is incorporated by reference in Items 10, 11 and 13 of Part III hereof.

                                PART I

Item 1.  Business

     Publix Super Markets, Inc. (the "Company") is based in Lakeland, Florida and was incorporated in Florida on December 27, 1921. The Company is in the business of operating retail food supermarkets in Florida, Georgia and South Carolina.

     The Company's supermarkets sell groceries, dairy, produce, deli, bakery, meat, seafood, housewares and health and beauty care items. In addition, some stores have pharmacy, photo and floral departments.

     The Company's lines of merchandise include a variety of nationally advertised and private label brands, as well as unbranded merchandise such as produce, meat and seafood. Private label items are produced in the Company's manufacturing facilities or are manufactured for the Company by outside suppliers.

     The Company manufactures dairy, bakery and deli products. The Company's dairy plants are located in Lakeland and Deerfield Beach, Florida, and Lawrenceville, Georgia. The bakery and deli plants are located in Lakeland, Florida. The Company receives the food and non-food items it distributes from many sources throughout the United States. These products are generally available in sufficient quantities to enable the Company to adequately satisfy its customers. The Company believes that its sources of supply of these products and raw materials used in manufacturing are adequate for its needs and that it is not dependent upon a single or relatively few suppliers.

     The Company operated 508 supermarkets at the end of 1995, compared with 470 at the beginning of the year. In 1995, 44 stores were opened, six stores were closed, and 14 stores were expanded or remodeled. The net increase in square footage was 2.0 million or 9.8% since 1994. The Company entered the Georgia market in 1991 and the South Carolina market in 1993. At the end of 1995, the Company had 441 stores located in Florida, 56 located in Georgia and 11 located in South Carolina. The Company has announced plans to open stores in Alabama beginning in 1996.

     As of year end, the Company had eight stores under construction in Florida, 15 in Georgia, two in South Carolina and two in Alabama. During 1995, the Company completed construction of a new distribution center and dairy processing plant in Lawrenceville, Georgia.

     The Company is engaged in a highly competitive industry. Competition, based primarily on price, quality of goods and service, convenience and product mix, is with several national and regional chains, independent stores and mass merchandisers throughout its market areas. The Company anticipates continued competitor format innovation and location additions in 1996.

     The influx of winter residents to Florida and increased purchases of food during the traditional Thanksgiving and Christmas holidays typically results in seasonal sales increases between November and April of each year.

     The Company has experienced no significant changes in the kinds of products sold or in its methods of distribution since the beginning of the fiscal year.

     The Company had approximately 95,000 employees at the end of 1995, compared with 90,000 at the beginning of the year. Of this total, approximately 60,000 at the end of 1995 and 58,000 at the end of 1994 were not full-time employees.

     The Company's research and development expenses are insignificant.

     Compliance by the Company with Federal, state and local environmental protection laws during 1995 had no material effect upon capital expenditures, earnings or the competitive position of the Company.


Item 2.  Properties

     At year end, the Company operated approximately 22.5 million square feet of retail space. The Company's stores vary in size. Current store prototypes range from 27,000 to 65,000 square feet. Stores are often located in strip shopping centers where the Company is the anchor tenant.

     The majority of the Company's retail stores are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by leases on other properties. At 43 locations both the building and land are owned and at 26 other locations the building is owned while the land is leased.

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

Item 3.  Legal Proceedings

     A notice of charge (the "Charge") was issued by the Equal
Employment Opportunity Commission (the "EEOC") on March 22, 1992, In the Matter of: Kemp v. Publix Super Markets, Inc., Charge No. ###-##-####, alleging that the Company had and was engaged in violations of Title VII of the Federal Civil Rights Act by discriminating against women with respect to job assignments and promotions because of their sex. The Charge was subsequently expanded to include allegations of race discrimination.

     A purported class action was filed against the Company on July 19, 1995 in the Federal District Court for the Middle District of
Florida, Tampa Division, Case No.  95-1162-Civ-T, by Melodee
Shores and seven other present or former employees of the Company, individually and on behalf of all other persons similarly situated
(the "Shores case"). Four additional named plaintiffs have been added to the suit. In their Complaint, the plaintiffs allege that the Company has and is currently engaged in a policy and pattern or practice of gender-based discriminatory treatment of female employees with respect to job assignments, promotional opportunities, management positions, equal pay, full-time status, bonuses, and other benefits and conditions of employment, all in violation of Title VII of the Federal Civil Rights Act, as well as the Florida Civil Rights Act of 1992. The plaintiffs seek, among other relief, certification of the suit as a class action, a declaratory judgment that the Company's practices are unlawful, back pay and other compensatory damages, exemplary and punitive damages, and injunctive relief against future improper conduct.

     On March 12, 1996, the Court certified a class comprised of all female employees of the Company who from May 22, 1991 (Florida and South Carolina operations) or from October 19, 1991 (Georgia operations) to the date of trial have worked, are working or will work in the Company's retail operations. Expressly excluded are females who have worked only in the Company's pharmacy operations.

     In January 1996, the Court granted a motion filed by the EEOC to intervene in the Shores case, but limited the intervention to the issues raised by the original plaintiffs. Under its Intervenor's Complaint, the EEOC seeks to correct what it alleges to be the Company's unlawful employment practices on the basis of sex and requests that the Court, among other things, grant injunctive relief, order the Company to provide back pay and compensation for nonpecuniary losses resulting from the alleged unlawful practices and order the Company to pay punitive damages.

     Intervention by the EEOC in the Shores case does not end the EEOC's separate investigation under the EEOC Charge, at least with respect to allegations of race discrimination, allegations of discrimination against unsuccessful applicants and other matters not involved in the Shores case. The Charge covers such employment practices by the Company in the State of Florida as a whole.

     The Company denies the allegations contained in the EEOC Charge and in the complaint in the Shores case, and intends to continue to vigorously defend these matters. The Company is unable, at this time, to estimate with any degree of certainty the potential losses that might result from an adverse decision in these matters. Accordingly, no provision for any potential liability has been made in the Company's financial statements.

     The Company is also a party in various other legal claims and actions considered in the normal course of business. Management believes that the ultimate disposition of these matters will not have a material effect on the Company's liquidity, results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

     None
                   EXECUTIVE OFFICERS OF THE COMPANY

                                                                      Served as
                                                   Nature of Family   Officer of
                                                   Relationship       Company
Name                     Age  Position             Between Officers   Since
----                     ---  --------             ----------------   -----

Howard M. Jenkins         44  Chairman of           Cousin of          1976
                              the Board and         Charles H.Jenkins,
                              Chief Executive       Jr., uncle of
                              Officer               W. Edwin Crenshaw
                                                    and brother-in-law
                                                    of Hoyt R. Barnett

Charles H. Jenkins, Jr.   52  Chairman of the       Cousin of          1974
                              Executive Committee   Howard M. Jenkins
                                                    and cousin of
                                                    W. Edwin Crenshaw

W. Edwin Crenshaw         45  President             Nephew of          1990
                                                    Howard M. Jenkins
                                                    and cousin of
                                                    Charles H. Jenkins,
                                                    Jr.

William H. Vass           46  Executive                                1986
                              Vice President

Hoyt R. Barnett           52  Executive             Brother-in-law of  1977
                              Vice President        Howard M. Jenkins

Jesse L. Benton           53  Vice President                           1988

S. Keith Billups          63  Secretary                                1968

Bennie F. Brown           54  Vice President                           1992

R. Scott Charlton         37  Vice President                           1992

William R. Curry          55  Vice President                           1990

Carolyn C. Day            50  Assistant Secretary                      1992

Glenn J. Eschrich         51  Vice President                           1995

M. Clayton Hollis, Jr.    39  Vice President                           1994

Mark R. Irby              40  Vice President                           1989

Tina P. Johnson           36  Vice President                           1990
                              and Treasurer

James J. Lobinsky         56  Vice President                           1992

Thomas M. McLaughlin      45  Vice President                           1994

Sharon A. Miller          52  Assistant Secretary                      1992

Robert H. Moore           53  Vice President                           1994

                   EXECUTIVE OFFICERS OF THE COMPANY

                                                                      Served as
                                                    Nature of Family  Officer of
                                                    Relationship      Company
Name                     Age  Position              Between Officers  Since
Thomas M. O'Connor        48  Vice President                           1992

David P. Phillips         36  Vice President                           1990
                              and Controller

James H. Rhodes II        51  Vice President                           1995

Daniel M. Risener         55  Vice President                           1985

Edward T. Shivers         56  Vice President                           1985

James F. Slappey          53  Vice President                           1992

The terms of all officers expire at the annual meeting of the Company in May 1996.

Name                      Business Experience During Last Five Years
----                      ------------------------------------------
Howard  M.  Jenkins       Chairman of the Board and Chief Executive Officer of the
                          Company.

Charles H. Jenkins, Jr.   Chairman of the Executive Committee  of  the
                          Company.

W.  Edwin  Crenshaw       Vice President of the Company  to  January 1994, Executive
                          Vice  President to January 1996,  President thereafter.

William  H. Vass          Vice President and Treasurer of the Company to November
                          1992,  Executive Vice President and Trustee of the
                          ESOT thereafter.

Hoyt  R. Barnett          Executive Vice President of the Company  to March 1992,
                          Executive Vice President and Trustee of the Profit Sharing
                          Plan thereafter.

Jesse L. Benton           Vice President of the Company.

S. Keith Billups          Secretary of the Company.

Bennie  F.  Brown         Director of Meat  Operations  -  Lakeland Division of the
                          Company  to  January 1992,  Vice  President thereafter.

R.  Scott Charlton        Director of Manufacturing of the Company to January 1992,
                          Vice President thereafter.

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

M.  Clayton  Hollis, Jr.  Director of Government  Relations  of  the Company to June
                          1994, Vice President thereafter.

Mark R. Irby              Vice President of the Company.

Tina  P.  Johnson         Assistant Secretary  of  the  Company  to September 1992,
                          Treasurer  to  January 1995, Treasurer  and Trustee of the
                          401(k)  Plan - Publix Stock Fund  to  March 1996, Vice
                          President,  Treasurer and  Trustee  of  the 401(k) Plan -
                          Publix Stock Fund thereafter.

James J. Lobinsky         Corporate Director of General Merchandise of the Company
                          to January 1992, Vice President thereafter.

Thomas  M.  McLaughlin    Assistant Director of Retail Operations  - Lakeland
                          Division  of  the Company to January  1992, Director of
                          Retail  Operations - Lakeland  Division  to January 1994,
                          Regional  Director of Retail  Operations  - Lakeland
                          Division  to  June  1994,  Vice  President thereafter.

Name                      Business Experience During  Last Five Years
----                      -------------------------------------------
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

Thomas M. O'Connor        Director of Distribution - Miami Division of the Company
                          to November 1992, Vice President thereafter.

David P. Phillips         Controller of the Company to March 1996, Vice President
                          and Controller thereafter.

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

Edward T. Shivers         Vice President of the Company.

James F. Slappey          Director of Warehousing and Distribution - Lakeland
                          Division of the Company to November 1992, Vice President
                          thereafter.


                                 PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

(a)  Market Information

     Substantially all transactions of the Company's common stock have been among the Company, its employees, former employees, their families and various benefit plans established for the Company's employees. The market price of the Company's common stock is determined by the Board of Directors based upon appraisals prepared by an independent appraiser. The market price for 1995 was $13.75 per share until March 1, 1995, when the price increased to $14.25 per share. In the second quarter the price remained unchanged at $14.25 per share. In the third quarter the price increased to $15.50 per share and in the fourth quarter the price increased to $16.25 per share. The market price for 1994 was $11.00 per share until March 1, 1994, when the price increased to $12.25 per share. In the second quarter the price increased to $13.00 per share. In the third quarter the price remained unchanged at $13.00 per share and in the fourth quarter the price increased to $13.75 per share.

(b)  Approximate Number of Equity Security Holders

     As of February 28, 1996, the approximate number of holders of record of the Company`s common stock was 64,000.

(c)  Dividends

     The Company paid cash dividends of $.11 per share of common stock in 1995 and $.09 per share in 1994. Payment of dividends is within the discretion of the Company's Board of Directors and depends on, among other factors, earnings, capital requirements and the operating and financial condition of the Company. It is expected that comparable cash dividends will be paid in the future.

Item 6.  Five Year Summary of Selected Financial Data


                             1995         1994         1993         1992         1991
                             ----         ----         ----         ----         ----
Sales:
  Sales                  $9,393,021    8,664,795    7,472,652    6,664,309    6,139,731
  Percent increase             8.4%        16.0%        12.1%         8.5%         6.6%
  Comparable store sales
    percent increase           2.8%         5.2%         6.4%         4.6%         2.3%

Earnings:
  Gross profit           $2,124,036    1,952,043    1,638,044    1,479,788    1,391,255
  Earnings before income
    tax expense and
    cumulative effect of
    changes in accounting
    principles           $  381,500      378,300      288,709      253,677      240,063
  Net earnings before
    cumulative effect of
    changes in accounting
    principles           $  242,141      238,567      183,811      166,455      158,044
  Net earnings           $  242,141      238,567      180,317      166,455      158,044
  Net earnings as a
    percent of sales          2.58%        2.75%        2.41%        2.50%        2.57%

Common stock:
  Weighted average
    shares outstanding* 225,852,938  231,514,459  236,249,110  239,248,081  242,872,610
  Net earnings per
    common share,
    based on weighted
    average shares
    outstanding*         $     1.07         1.03          .76          .70          .65
  Dividends per share*   $      .11          .09          .08          .08          .07

Financial data:
  Capital expenditures   $  256,629      374,190      320,167      202,597      158,983
  Working capital        $  232,570      159,971      137,160      241,191      271,376
  Current ratio                1.31         1.24         1.23         1.48         1.62
  Total assets           $2,559,365    2,302,336    2,054,315    1,791,247    1,623,720
  Long-term debt         $    1,765        3,031        4,930        6,938       10,679
  Stockholders' equity   $1,614,717    1,473,154    1,308,009    1,168,091    1,068,463

Other:
  Number of stores              508          470          425          400          389

NOTE:  Dollars are in thousands, except per share amounts.
       Fiscal year 1994 includes 53 weeks.  All other years include 52 weeks.


*  Restated to give retroactive effect for 5-for-1 stock split in July 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

     As of December 30, 1995, the Company operated 508 retail grocery stores representing approximately 22.5 million square feet of retail space. Historically, the Company's primary competition has been from national and regional chains and smaller independents located throughout its market areas. The Company has continued to experience increased competition from mass merchandisers. The products offered by these retailers include many of the same items sold by the Company.

     At the end of 1995, the Company had 441 stores located in Florida, 56 located in Georgia and 11 located in South Carolina. The Company opened its first store in Georgia during the fourth quarter of 1991; its first store in South Carolina in the fourth quarter of 1993; and has announced plans to open its first store in Alabama during 1996.
The Company opened 20 stores in Florida, 19 stores in Georgia and five stores in South Carolina during 1995. The Company intends to continue to pursue vigorously new locations in Florida and other states.

Liquidity and Capital Resources

     Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $488.3 million in 1995, compared with $428.4 million in 1994 and $379.8 million in 1993. Working capital was approximately $232.6 million as of December 30, 1995, as compared with $160.0 million and $137.2 million as of December 31, 1994 and December 25, 1993, respectively. Cash and cash equivalents aggregated approximately $276.7 million as of December 30, 1995 as compared with $188.9 million and $199.0 million as of December 31, 1994 and December 25, 1993, respectively.

     Capital expenditures totaled $256.6 million in 1995. These expenditures were primarily incurred in connection with the opening of 44 new stores and remodeling or expanding 14 stores which added 2.2 million square feet. Construction was completed on a new distribution center and dairy processing plant in Lawrenceville, Georgia. In addition, the Company closed six stores. Capital expenditures totaled $374.2 million in 1994. These expenditures were primarily incurred in connection with the opening of 50 new stores and remodeling or expanding 18 stores which added 2.6 million square feet. Construction was completed on a new general merchandise warehouse in Lakeland, Florida, and significant expenditures were incurred in the continued construction of a new distribution center in Lawrenceville, Georgia.
In addition, the Company closed five stores. Capital expenditures totaled $320.2 million in 1993. These expenditures were primarily incurred in connection with the opening of 29 new stores and remodeling or expanding 13 stores which added 1.6 million square feet.
Significant expenditures were also incurred in expanding the Deerfield Beach, Florida facility, acquisition of a grocery warehouse in Orlando, Florida and construction of a new general merchandise warehouse in Lakeland, Florida and a new distribution center in Lawrenceville, Georgia. In addition, the Company closed four stores.

     The Company hopes to open as many as 40 stores in 1996. Although real estate development is unpredictable, the Company's 1996 new store growth represents a reasonable estimate of anticipated future growth. Capital expenditures for 1996, primarily made up of new store construction and the remodeling or expanding of several existing stores, are expected to be approximately $225 million. This capital program is subject to continuing change and review. The 1996 capital expenditures are expected to be financed by internally generated funds and current liquid assets. In the normal course of operations, the Company replaces stores and closes unprofitable stores. The impact of future store closings is not expected to be material.

     The Company is self-insured, up to certain limits, for health care, fleet liability, general liability and workers' compensation claims. Reserves are established to cover estimated liabilities for existing and anticipated claims based on actual experience including, where necessary, actuarial studies. The Company has insurance coverage for losses in excess of varying amounts. The provision for self-insured reserves was $103.1 million, $89.6 million and $90.1 million in fiscal 1995, 1994 and 1993, respectively. The Company does not believe its self-insurance program will have a material adverse impact on its future liquidity, financial condition or results of operations.

     The Company has committed lines of credit totaling $100.0 million and one uncommitted line of credit for $25.0 million. These lines are reviewed annually by the banks. The interest rates for these lines are at or below the prime rate. No amounts were outstanding on the lines of credit as of December 30, 1995 or December 31, 1994.

     Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Short-term investments were approximately $74.3 million in 1995 compared with $77.2 million in 1994. Long-term investments, primarily comprised of tax exempt bonds and preferred stocks, were approximately $119.4 million in 1995 compared with $124.5 million in 1994. Management believes the Company's liquidity will continue to be strong.

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

Results of Operations

     The Company's fiscal year ends on the last Saturday in December. Fiscal years 1995 and 1993 included 52 weeks and fiscal year 1994 included 53 weeks.

     Sales for fiscal 1995 were $9,393.0 million as compared with $8,664.8 million in fiscal 1994, an 8.4% increase. On a comparative 52 week basis, the Company estimates that sales rose 10.3%. This reflects an increase of $243.6 million or 2.8% in sales from stores that were open for all of both years (comparable stores) and sales of $653.7 million or 7.5% from the net impact of new and closed stores since the beginning of 1994. Net new stores contributed an increase of 9.8% or approximately 2.0 million square feet in retail space in fiscal 1995.

     Sales for fiscal 1994 were $8,664.8 million as compared with $7,472.7 million in fiscal 1993, a 16.0% increase. This reflects an increase of $171.9 million or 2.3% in sales from an additional week included in the 1994 fiscal year, $388.6 million or 5.2% in sales from stores that were open for all of both years (comparable stores) and sales of $631.6 million or 8.5% from the net impact of new and closed stores since the beginning of 1993. Net new stores contributed an increase of 13.3% or approximately 2.4 million square feet in retail space in fiscal 1994.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses was approximately 77.4% of sales in 1995 as compared with 77.5% and 78.1% in 1994 and 1993, respectively. In 1995 and 1994, cost of merchandise sold decreased as a percentage of sales due to buying and merchandising efficiencies.

     Operating and administrative expenses, as a percent of sales, were 19.4%, 19.1% and 19.1% in 1995, 1994 and 1993, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.

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

Accounting Standards

     The Company adopted Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in the first quarter of 1994. This Standard required the reporting of certain securities at fair value except for those securities which the Company has the positive intent and ability to hold to maturity. The Company adopted the provisions of this Standard for investments held as of, or acquired after, the beginning of fiscal 1994. The cumulative effect of adopting the Standard as of the beginning of fiscal 1994 was not material. In accordance with the Standard, prior period financial statements were not restated to reflect the change in accounting principle.

     In March 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. This Standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This Standard also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The Company has historically reserved for losses related to the impairment of long-lived assets; therefore, the adoption of this Standard will not materially affect the Company's financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None
                               PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

     Certain information concerning the directors of the Company is incorporated by reference to pages 2 through 5 of the Proxy Statement of the Company (1996 Proxy Statement) which the Company intends to file no later than 120 days after its fiscal year end. Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of the Company."


Item 11.  Executive Compensation

     Information regarding executive compensation is incorporated by reference to pages 6 through 8 of the 1996 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 15, 1996, the information with respect to common stock ownership of all Directors, including some who are 5% or more beneficial owners, and all Officers and Directors as a group. Also, listed are others known by the Company to own beneficially 5% or more of the shares of the Company's common stock.

                                     Amount and Nature           Percent
Name                            of Beneficial Ownership (1)      of Class
----                            ---------------------------      --------
Carol Jenkins Barnett                 13,071,244 (2)               5.82

Hoyt R. Barnett                       24,694,809 (3)              11.00

W. Edwin Crenshaw                        643,571                      *

Mark C. Hollis                         1,528,288 (4)                  *

Charles H. Jenkins, Jr.                1,898,822                      *

Charles H. Jenkins, Sr.                2,504,144                   1.12

Howard M. Jenkins                     13,727,461 (5)               6.11

Tina P. Johnson                        1,003,436 (6)                  *

E. V. McClurg                          1,991,132                      *

William H. Vass                       31,374,559 (7)              13.97

All Officers and Directors
as a group (29 individuals)           93,200,160 (8)              41.50

All Other Beneficial Owners:

Publix Super Markets, Inc.
Profit Sharing Plan and Trust         23,278,750                  10.37

Publix Super Markets, Inc.
Employee Stock Ownership Plan
and Trust                             31,341,749                  13.96

Nancy E. Jenkins                      14,703,305                   6.55

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

(2) Includes 1,290,323 shares which are also shown as beneficially owned by Carol Jenkins Barnett's husband, Hoyt R. Barnett, but excludes all other shares beneficially owned by Hoyt R. Barnett, as to which Carol Jenkins Barnett disclaims beneficial ownership.

(3) Hoyt R. Barnett is Trustee of the Profit Sharing Plan which is the record owner of 23,278,750 shares of common stock over which he exercises sole voting and investment power. Total shares beneficially owned include 1,290,323 shares also shown as beneficially owned by his wife, Carol Jenkins Barnett, but exclude all other shares of common stock beneficially owned by Carol Jenkins Barnett, as to which Hoyt R. Barnett disclaims beneficial ownership.

(4) All shares are owned in a family trust over which Mark C. Hollis is Co-Trustee with his wife. As Co-Trustee, Mark C. Hollis has shared voting and investment power for these shares. The two family trusts for which Mark C. Hollis was Co-Trustee with Peoples Bank of Lakeland were terminated on August 29, 1995 and shares were distributed to the beneficiaries of the trusts. Therefore, certain shares which were the subject of the trusts are no longer reflected as beneficially owned by Mark C. Hollis.

(5) Howard M. Jenkins has sole voting and sole investment power over 6,090,591 shares of common stock which are held directly, sole voting and sole investment power over 162,103 shares which are held indirectly and shared voting and shared investment power over 7,457,073 shares which are held indirectly. The Voting Trust Agreement for which Howard M. Jenkins was Voting Trustee was terminated on June 9, 1995; and therefore certain shares which were the subject of the Voting Trust are no longer reflected as beneficially owned by Howard M. Jenkins.

(6) Tina P. Johnson is Trustee of the 401(k) Plan - Publix Stock Fund which is the record owner of 959,225 shares of common stock over which she has sole voting and shared investment power.

(7) William H. Vass is Trustee of the Employee Stock Ownership Plan
    (ESOT) which is the record owner of 31,341,749 shares of common stock over which he has shared investment power. As Trustee, William H. Vass exercises sole voting power over 614,024 shares in the ESOT because such shares have not been allocated to participants' accounts. William H. Vass will vote ESOT shares as instructed by participants and all ESOT shares for which no instruction is received.

(8) Includes 55,579,724 shares of common stock owned by the Profit Sharing Plan, ESOT and 401(k) Plan.

Item 13.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is incorporated by reference to pages 2 through 5 and 8 of the 1996 Proxy Statement.


                                 PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)  Financial Statements and Schedule
     The financial statements and schedule listed in the accompanying Index to Financial Statements and Schedule are filed as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K
     The Company filed a report on Form 8-K dated December 5, 1995, reporting the EEOC's filing of a Motion To Intervene and an Intervener's Complaint as described in Part I, Item 3.

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

           Amendment to Voting Trust Agreement dated
           September 12, 1986, between Howard M. Jenkins, Julia J. Fancelli, Nancy E. Jenkins and David F. Jenkins, effective March 1, 1994 is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 31, 1994.

           Deed of Termination of Voting Trust Agreement dated September 12, 1986, between Howard M. Jenkins, Julia
           J. Fancelli, Nancy E. Jenkins and David F. Jenkins effective June 9, 1995.

      27.  Financial Data Schedule for the year ended December 30, 1995.


                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PUBLIX SUPER MARKETS, INC.


March 15, 1996                       By: /s/ S. Keith Billups
                                         ---------------------------
                                         S. Keith Billups
                                         Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                              Chairman of the Board, Chief
                              Executive Officer and Director
/s/ Howard M. Jenkins         (Principal Executive Officer)     March 15, 1996
---------------------------
Howard M. Jenkins


                              Vice Chairman of the
/s/ Mark C. Hollis            Board and Director                March 15, 1996
---------------------------
Mark C. Hollis


                              Chairman of the Executive
/s/ Charles H. Jenkins, Jr.   Committee and Director            March 15, 1996
---------------------------
Charles H. Jenkins, Jr.



/s/ W. Edwin Crenshaw         President and Director            March 15, 1996
---------------------------
W. Edwin Crenshaw

                              Executive Vice President
                              and Director
/s/ William H. Vass           (Principal Financial Officer)     March 15, 1996
---------------------------
William H. Vass


                              Executive Vice President
/s/ Hoyt R. Barnett           and Director                      March 15, 1996
---------------------------
Hoyt R. Barnett


                              Vice President,
/s/ Tina P. Johnson           Treasurer and Director            March 15, 1996
---------------------------
Tina P. Johnson


                              Vice President and Controller
/s/ David P. Phillips         (Principal Accounting Officer)    March 15, 1996
---------------------------
David P. Phillips


                      PUBLIX SUPER MARKETS, INC.

              Index to Financial Statements and Schedule


Independent Auditors' Report

Financial Statements:

   Balance Sheets - December 30, 1995 and December 31, 1994

   Statements of Earnings - Years ended December 30, 1995, December 31, 1994 and December 25, 1993

   Statements of Stockholders' Equity - Years ended December 30, 1995, December 31, 1994 and December 25, 1993

   Statements of Cash Flows - Years ended December 30, 1995,
   December 31, 1994 and December 25, 1993

   Notes to Financial Statements


The following supporting schedule of Publix Super Markets, Inc.
   for the years ended December 30, 1995, December 31, 1994 and
   December 25, 1993 is submitted herewith:

Schedule:
   II - Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.












                     INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Publix Super Markets, Inc.:

We have audited the financial statements of Publix Super Markets, Inc. (the "Company") as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. as of December 30, 1995 and December 31, 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 of the notes to financial statements, the Company changed its methods of accounting for certain investments in debt and equity securities during 1994 and postretirement benefits and income taxes during 1993.



                                           KPMG PEAT MARWICK LLP




Tampa, Florida
February 28, 1996, except as to
  Note 8(c), which is as
  of March 12, 1996


                      PUBLIX SUPER MARKETS, INC.

                            Balance Sheets

                         December 30, 1995 and
                           December 31, 1994

                        Assets                          1995          1994
                        ------                          ----          ----
                                                      (Amounts in thousands)

Current assets:
    Cash and cash equivalents                       $  276,700       188,885
    Short-term investments                              74,292        77,217
    Trade receivables (principally due from
       suppliers)                                       44,492        40,849
    Merchandise inventories                            542,886       480,876
    Deferred tax assets                                 36,475        28,320
    Prepaid expenses                                     3,269         1,767
                                                    ----------    ----------
         Total current assets                          978,114       817,914
                                                    ----------    ----------
  Long-term investments                                119,412       124,494
  Investment in joint ventures                           4,888         5,036
  Other noncurrent assets                                4,203         5,149

  Property, plant and equipment:
    Land                                                77,741        67,462
    Buildings and improvements                         547,647       477,203
    Furniture, fixtures and equipment                1,599,133     1,420,663
    Leasehold improvements                             256,517       234,133
    Construction in progress                            59,167       122,499
                                                    ----------    ----------
                                                     2,540,205     2,321,960

    Less accumulated depreciation                    1,087,457       972,217
                                                    ----------    ----------
       Net property, plant and equipment             1,452,748     1,349,743
                                                    ----------    ----------
                                                    $2,559,365     2,302,336
                                                    ==========    ==========



See accompanying notes to financial statements.


                      PUBLIX SUPER MARKETS, INC.

                            Balance Sheets

                         December 30, 1995 and
                           December 31, 1994


       Liabilities and Stockholders' Equity           1995           1994
       ------------------------------------           ----           ----
                                                     (Amounts in thousands)
Current liabilities:
   Current installments of long-term debt          $    1,265          1,619
   Accounts payable                                   500,399        442,939
   Accrued expenses:
     Salaries and wages                                41,276         33,880
     Contribution to retirement plans                  67,348         66,768
     Self-insurance reserves                           58,442         49,295
     Other                                             75,496         60,713
                                                   ----------     ----------
        Total accrued expenses                        242,562        210,656
                                                   ----------     ----------
   Federal and state income taxes                       1,318          2,729
                                                   ----------     ----------
        Total current liabilities                     745,544        657,943

Long-term debt, excluding current installments          1,765          3,031
Deferred tax liabilities, net                         103,707         78,168
Self-insurance reserves                                60,435         59,710
Accrued postretirement benefit cost                    33,197         30,330
                                                   ----------     ----------
        Total liabilities                             944,648        829,182


Stockholders' equity:
   Common stock of $1 par value.  Authorized
     300,000,000 shares; issued and outstanding
     225,746,454 shares in 1995 and 231,585,497
     shares in 1994                                   225,746        231,585
   Additional paid-in capital                          85,280         78,421
   Reinvested earnings                              1,303,287      1,165,128
                                                   ----------     ----------
                                                    1,614,313      1,475,134

   Unrealized gain (loss) on investment
     securities available-for-sale, net                   404         (1,980)
                                                   ----------     ----------
        Total stockholders' equity                  1,614,717      1,473,154

Commitments and contingencies
                                                   ----------     ----------
                                                   $2,559,365      2,302,336
                                                   ==========     ==========

See accompanying notes to financial statements.

                      PUBLIX SUPER MARKETS, INC.

                        Statements of Earnings

           Years ended December 30, 1995, December 31, 1994
                         and December 25, 1993


                                              1995         1994         1993
                                              ----         ----         ----
                                                   (Amounts in thousands,
                                                  except per share amounts)
Revenues:
 Sales                                      $9,393,021    8,664,795    7,472,652
 Other income, net                              77,685       77,693       81,317
                                            ----------   ----------   ----------
     Total revenues                          9,470,706    8,742,488    7,553,969
                                            ----------   ----------   ----------

Costs and expenses:
 Cost of merchandise sold including
   store occupancy, warehousing
   and delivery expenses                     7,268,985    6,712,752    5,834,608
 Operating and administrative
   expenses                                  1,819,792    1,650,768    1,429,540
 Interest expense                                  429          668        1,112
                                            ----------   ----------   ----------
     Total costs and expenses                9,089,206    8,364,188    7,265,260
                                            ----------   ----------   ----------
     Earnings before income tax
        expense and cumulative effect
        of changes in accounting
        principles                             381,500      378,300      288,709

Income tax expense                             139,359      139,733      104,898
                                            ----------   ----------   ----------
Net earnings before cumulative effect
  of changes in accounting principles          242,141      238,567      183,811

Cumulative effect on prior years of
  changes in accounting principles                 ---          ---       (3,494)
                                            ----------   ----------   ----------
Net earnings                                $  242,141      238,567      180,317
                                            ==========   ==========   ==========
Net earnings per common share before
  cumulative effect of changes in
  accounting principles                     $     1.07         1.03          .78

Cumulative effect on prior years
  of changes in accounting
  principles                                       ---          ---         (.02)
                                            ----------   ----------   ----------
Net earnings per common share,
  based on weighted average
  shares outstanding                        $     1.07        1.03           .76
                                            ==========   =========    ==========

See accompanying notes to financial statements.


                           PUBLIX SUPER MARKETS, INC.

                       Statements of Stockholders' Equity

                Years ended December 30, 1995, December 31, 1994
                              and December 25, 1993


                                                                                    Common     Unrealized
                                                                                    stock      gain (loss)
                                                                                   acquired   on investment     Total
                                                        Additional                   from      securities       stock-
                                               Common    paid-in      Reinvested     stock-     available-     holders'
                                                stock    capital       earnings     holders   for-sale, net     equity
                                                -----    -------       --------     -------   -------------     ------
                                                                      (Amounts in thousands)

Balances at December 26, 1992                 $237,864    71,003        859,224         ---           ---     1,168,091

Net earnings for the year                          ---       ---        180,317         ---           ---       180,317
Cash dividends, $.08 per share                     ---       ---        (18,976)        ---           ---       (18,976)
Contribution of 3,297,684 shares to ESOT           ---      (849)           ---      37,772           ---        36,923
6,563,903 shares acquired from stockholders        ---       ---            ---     (74,860)          ---       (74,860)
Sale of 1,145,607 shares to stockholders           293     3,086            ---      13,135           ---        16,514
                                              --------    ------      ---------     -------        ------     ---------
Balances at December 25, 1993                  238,157    73,240      1,020,565     (23,953)          ---     1,308,009

Net earnings for the year                          ---       ---        238,567         ---           ---       238,567
Cash dividends, $.09 per share                     ---       ---        (20,782)        ---           ---       (20,782)
Contribution of 3,306,417 shares to ESOT           ---     5,181            ---      39,302           ---        44,483
9,255,992 shares acquired from stockholders        ---       ---            ---    (114,350)          ---      (114,350)
Sale of 1,498,300 shares to stockholders           ---       ---            ---      19,207           ---        19,207
Change in valuation allowance                      ---       ---            ---         ---        (1,980)       (1,980)
Retirement of 6,571,887 shares                  (6,572)      ---        (73,222)     79,794           ---           ---
                                              --------    ------      ---------     -------        ------     ---------
Balances at December 31, 1994                  231,585    78,421      1,165,128         ---        (1,980)    1,473,154

Net earnings for the year                          ---       ---        242,141         ---           ---       242,141
Cash dividends, $.11 per share                     ---       ---        (25,250)        ---           ---       (25,250)
Contribution of 3,369,603 shares to ESOT           ---     6,859            ---      47,898           ---        54,757
11,196,418 shares acquired from stockholders       ---       ---            ---    (162,137)          ---      (162,137)
Sale of 1,987,772 shares to stockholders           ---       ---            ---      29,668           ---        29,668
Change in valuation allowance                      ---       ---            ---         ---         2,384         2,384
Retirement of 5,839,043 shares                  (5,839)      ---        (78,732)     84,571           ---           ---
                                              --------    ------      ---------     -------        ------     ---------
Balances at December 30, 1995                 $225,746    85,280      1,303,287         ---           404     1,614,717
                                              ========    ======      =========     =======        ======     =========

See accompanying notes to financial statements.


                        PUBLIX SUPER MARKETS, INC.

                         Statements of Cash Flows

             Years ended December 30, 1995, December 31, 1994
                           and December 25, 1993

                                                 1995            1994            1993
                                                 ----            ----            ----
                                                        (Amounts in thousands)
Cash flows from operating activities:
  Cash received from customers                $9,451,659      8,725,307      7,523,939
  Cash paid to employees and suppliers        (8,758,575)    (8,102,577)    (6,993,535)
  Dividends and interest received                 21,649         17,344         16,323
  Interest paid                                     (432)          (763)        (1,112)
  Income taxes paid                             (124,884)      (136,533)       (93,583)
  Payment for self-insured claims                (93,250)       (80,044)       (68,210)
  Other operating cash receipts                      548         12,231            309
  Other operating cash payments                   (8,376)        (6,610)        (4,303)
                                              ----------      ---------      ---------
   Net cash provided by operating
        activities                               488,339        428,355        379,828
                                              ----------      ---------      ---------
Cash flows from investing activities:
  Payment for property, plant and
   equipment                                    (256,629)      (374,190)      (320,167)
  Proceeds from sale of property, plant
   and equipment                                   3,559          1,500          4,750
  Payment for investment securities -
   available-for-sale (AFS)                     (241,414)      (207,051)           ---
  Payment for investment securities -
   held-to-maturity (HTM)                            ---        (14,735)           ---
  Payment for investment securities                  ---            ---       (291,506)
  Proceeds from sale and maturity of
   investment securities - AFS                   252,009        257,396            ---
 Proceeds from sale and maturity of
   investment securities - HTM                       ---         16,527            ---
  Proceeds from sale of investment
   securities                                        ---            ---        214,721
  Investment in joint ventures                       300            185           (656)
  Other, net                                         990            116         (2,174)
                                               ---------     ----------     ----------
    Net cash used in investing activities       (241,185)      (320,252)      (395,032)
                                               ---------     ----------     ----------
Cash flows from financing activities:
  Payment of long-term debt                       (1,620)        (2,290)        (1,950)
  Proceeds from sale of common stock              29,668         19,207         16,514
  Payment for acquisition of common stock       (162,137)      (114,350)       (74,860)
  Dividends paid                                 (25,250)       (20,782)       (18,976)
                                               ---------      ---------     ----------
    Net cash used in financing activities       (159,339)      (118,215)       (79,272)
                                               ---------      ---------     ----------
Net increase (decrease) in cash and cash
  equivalents                                     87,815        (10,112)       (94,476)

Cash and cash equivalents at beginning
  of year                                        188,885        198,997        293,473
                                              ----------     ----------     ----------
Cash and cash equivalents at end of year      $  276,700        188,885        198,997
                                              ==========     ==========     ==========

See accompanying notes to financial statements.                    (Continued)


                        PUBLIX SUPER MARKETS, INC.

                         Statements of Cash Flows
                                (Continued)

                                                1995            1994            1993
                                                ----            ----            ----
                                                        (Amounts in thousands)

Reconciliation of Net Earnings to Net Cash
  Provided by Operating Activities

Net earnings                                 $242,141         238,567        180,317

Adjustments to reconcile net earnings to net
    cash provided by operating activities:
  Cumulative effect of changes in accounting
    principles, net of taxes                      ---            ---           3,494
  Depreciation and amortization               144,717        128,993         116,797
  Contribution to ESOT                         32,500         27,500          22,000
  Deferred income taxes                        15,886         12,981           1,462
  (Gain) loss on sale of property, plant and
    equipment                                   5,891          3,672          (1,225)
  (Gain) loss on sale of investments             (681)         3,234          (5,682)
  Self-insurance reserves in excess of
    current payments                            9,872          9,553          21,906
  Postretirement accruals in excess of
    current payments                            2,867          3,865           1,858
   Decrease in purchase allowances             (3,358)        (3,358)         (3,358)
   Other, net                                   1,236         (1,201)            (50)
   Changes in current assets and liabilities:
     (Increase) decrease in trade receivables  (3,643)         3,528          (5,550)
     Increase in merchandise inventories      (62,010)       (76,274)        (40,647)
     Increase in prepaid expenses              (1,502)           (36)           (860)
     Increase in accounts payable and accrued
       expenses                               105,834         82,855          83,698
     Increase (decrease) in federal and state
        income taxes payable                   (1,411)        (5,524)          5,668
                                            ---------      ---------       ---------
        Total adjustments                     246,198        189,788         199,511
                                            ---------      ---------       ---------
Net cash provided by operating activities    $488,339        428,355         379,828
                                            =========      =========       =========

See accompanying notes to financial statements.


                      PUBLIX SUPER MARKETS, INC.

                     Notes to Financial Statements

                 December 30, 1995, December 31, 1994
                         and December 25, 1993

(1)  Summary of Significant Accounting Policies

     (a)  Definition of Fiscal Year
          The fiscal year ends on the last Saturday in December. Fiscal years 1995 and 1993 include 52 weeks. Fiscal year 1994 includes 53 weeks.

      (b) Cash Equivalents
          The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

      (c) Investments
          At the beginning of fiscal year 1994, the Company adopted Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," for investments held as of, or acquired after, the beginning of fiscal 1994, without restating prior years' financial statements. The cumulative effect of adopting the Standard as of the beginning of fiscal 1994 is not material (note 7).

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

          Assets are recorded at cost. Assets acquired subsequent to fiscal year 1991 are depreciated using the straight-line method. Assets acquired prior to fiscal year 1992 are depreciated using the straight-line or declining balance method.

      (g) Postretirement Benefits
          At the beginning of fiscal year 1993, the Company adopted Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," without restating prior years' financial statements. This Standard required that an employer's obligation for postretirement benefits be fully accrued by the date the employees attain full eligibility to receive these benefits. The cumulative effect of the change in method of accounting for postretirement benefits has been reported in the 1993 statement of earnings (note 3).


                                                               (Continued)
                        PUBLIX SUPER MARKETS, INC.

                       Notes to Financial Statements


      (h) Self-insurance
          Self-insurance reserves are established for health care, fleet liability, general liability and workers' compensation claims. These reserves are determined based on actual experience including, where necessary, actuarial studies. The Company has insurance coverage for losses in excess of varying amounts.

      (i) Income Taxes
          At the beginning of fiscal year 1993, the Company adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes," without restating prior years' financial statements. This Standard required a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. The cumulative effect of the change in method of accounting for income taxes has been reported in the 1993 statement of earnings (note 5).

      (j) New Accounting Standard
          In March 1995, the Financial Accounting Standards
          Board issued Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. This Standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This Standard also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The Company has historically reserved for losses related to the impairment of long-lived assets; therefore, the adoption of this Standard will not materially affect the Company's financial statements.

      (k) Use of Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (l) Reclassification
          Certain 1994 and 1993 amounts have been
          reclassified to conform with the 1995 presentation.

(2)  Merchandise Inventories

     If the first-in, first-out method of valuing inventories had been used by the Company, inventories and current assets would have been higher than reported by approximately $96,231,000, $90,276,000 and $83,741,000 as of December 30, 1995, December 31, 1994 and December 25, 1993, respectively. Also, net earnings would have increased by approximately $3,106,000 or $.01 per share in 1995 and increased by $3,408,000 or $.01 per share in 1994 and decreased $1,706,000 or less than $.01 per share in 1993.
                                               2
     (Continued)

                      PUBLIX SUPER MARKETS, INC.

                     Notes to Financial Statements


(3)  Postretirement Benefits

     The Company provides life insurance benefits for salaried and hourly full-time employees. Such employees retiring from the Company on or after attaining age 55 and having ten years of credited service are entitled to postretirement life insurance benefits. The Company funds the life insurance benefits on a pay-as-you-go basis. During 1995, 1994 and 1993 the Company made benefit payments to beneficiaries of retirees of approximately $1,311,000, $657,000 and $702,000, respectively.

     As discussed in Note 1, the Company adopted Standard 106 at the beginning of fiscal year 1993. The accumulated postretirement benefit obligation accrued was $24,607,000. The cumulative effect of this accounting change decreased net earnings by approximately $15,347,000 in fiscal 1993.


                                                        1995      1994      1993

                                                          (Amounts in thousands)
     Net postretirement benefit cost consists of the following components:

       Service cost attributed to service
        during the year                               $ 1,362     1,440     1,039
       Interest cost on postretirement
        benefit obligation                              2,815     2,405     2,052
       Net amortization                                   ---       145       ---
                                                      -------     -----     -----
     Net periodic postretirement benefit cost         $ 4,177     3,990     3,091
                                                      =======     =====     =====

     The following summarizes the reconciliation of the amounts recognized in the Company's balance sheets as of December 30, 1995 and December 31, 1994:


                                                             1995         1994
                                                             ----         ----
                                                          (Amounts in thousands)
     Accumulated postretirement benefit obligation:
       Retirees                                            $13,820       12,105
       Fully eligible active plan participants              10,951        9,032
       Other active plan participants                       17,979       12,041
                                                           -------       ------
     Accumulated postretirement benefit obligation          42,750       33,178
     Unrecognized net loss                                  (9,553)      (2,848)
                                                           -------       ------
     Accrued postretirement benefit cost                   $33,197       30,330
                                                           =======       ======









                                    3                              (Continued)


                      PUBLIX SUPER MARKETS, INC.

                     Notes to Financial Statements


     The following actuarial assumptions were used in the calculation of the year end accumulated postretirement benefit obligation:


                                                    1995      1994     1993
                                                    ----      ----     ----
     Discount Rate                                  7.25%     8.25%    7.25%
     Salary Increase Rate                           4.00%     4.00%    4.00%


     The change in the discount rate from 7.25% to 8.25% in 1994 decreased the accumulated postretirement benefit obligation by $5,366,000. The change in the discount rate from 8.25% to 7.25% in 1995 increased the accumulated postretirement benefit obligation by $5,922,000 and is expected to increase annual postretirement benefit costs by $923,000 beginning in 1996.

(4)  Retirement Plans

     The Company has a trusteed, noncontributory profit sharing plan for the benefit of eligible employees. The amount of the Company's contribution to this plan is determined by the Board of Directors. The contribution cannot exceed 15% of compensation paid to participants. Contributions to this plan amounted to $44,941,000 in 1995, $44,564,000 in 1994 and $33,976,000 in 1993.

     The Company has an Employee Stock Ownership Trust (ESOT). Annual contributions to the ESOT are determined by the Board of Directors and can be made in Company stock or cash. In 1995, 1994 and 1993, the Company contributed 2,000,000 shares of its common stock to the ESOT at an appraised value resulting in an expense to the Company of $32,500,000 in 1995, $27,500,000 in
     1994 and $22,000,000 in 1993.  During 1995, 1994 and 1993, the
     Board of Directors approved additional contributions to the ESOT of $22,444,000, $22,257,000 and $16,983,000, respectively. The additional contributions are made to the ESOT during the subsequent year.

     Effective January 1, 1995, the Company adopted a 401(k) plan for the benefit of eligible employees. The 401(k) plan is a voluntary defined contribution plan. Eligible employees may contribute up to 6% of their annual compensation, subject to certain maximum contribution restrictions. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 1995, the Board of Directors approved a match of 50% of eligible contributions up to 3% of eligible wages not to exceed a maximum of $750 per employee. The match, which is made in the subsequent year, will be in the form of common stock of the Company.

     The Company intends to continue the profit sharing plan, ESOT and 401(k) plan indefinitely; however, the right to modify, amend or terminate these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.







                                   4                               (Continued)


                       PUBLIX SUPER MARKETS, INC.

                     Notes to Financial Statements


(5)  Income Taxes

     As discussed in Note 1, the Company adopted Standard 109 at the beginning of fiscal year 1993. The cumulative effect of this accounting change resulted in a reduction of deferred Federal and state income taxes and an increase in net earnings of approximately $11,853,000 in fiscal 1993.

     The provision for income taxes consists of the following:

                                               Current     Deferred     Total
                                               -------     --------     -----
                                                    (Amounts in thousands)

     1995:
       Federal                                $104,996      13,546     118,542
       State                                    18,477       2,340      20,817
                                              --------     -------     -------
                                              $123,473      15,886     139,359
                                              ========     =======     =======
     1994:
       Federal                                $107,798      11,090     118,888
       State                                    18,954       1,891      20,845
                                              --------     -------     -------
                                              $126,752      12,981     139,733
                                              ========     =======     =======
     1993:
       Federal                                $ 89,580        (340)     89,240
       State                                    15,861        (203)     15,658
                                              --------     -------     -------
                                              $105,441        (543)    104,898
                                              ========     =======     =======

     The actual tax expense for 1995, 1994 and 1993 differs from the "expected" tax expense for those years (computed by applying the U.S. Federal corporate tax rate of 35% to earnings before income taxes) as follows:

                                                 1995        1994        1993
                                                 ----        ----        ----
                                                    (Amounts in thousands)

     Computed "expected" tax expense          $133,525     132,405     101,048
     State income taxes (net of
         Federal  income  tax  benefit)         13,532      13,550      10,178
     Tax   exempt   interest                    (5,530)     (4,589)     (5,065)
     Effect of change in tax rate on
         deferred  tax  assets/liabilities         ---         ---         970
     Other,    net                              (2,168)     (1,633)     (2,233)
                                              --------     -------     -------
                                              $139,359     139,733     104,898
                                              ========     =======     =======






                                          5                        (Continued)

                      PUBLIX SUPER MARKETS, INC.

                     Notes to Financial Statements


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

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 30, 1995 and December 31, 1994 are as follows:

                                                          1995           1994
                                                          ----           ----
                                                        (Amounts in thousands)

     Deferred tax assets:
          Self-insurance reserves                     $   43,529        40,484
          Postretirement benefit cost                     12,806        11,700
          Retirement plan contributions                    9,133           ---
          Uniform inventory capitalization                 5,216         6,348
          Other                                           12,909        12,923
                                                      ----------        ------
            Total deferred tax assets                 $   83,593        71,455
                                                      ==========        ======
     Deferred tax liabilities:
          Difference in basis of property,
           plant and equipment, net                   $  150,721       120,663
          Other                                              104           640
                                                      ----------       -------
            Total   deferred   tax   liabilities      $  150,825       121,303
                                                      ==========       =======

     The Company expects the results of future operations to generate sufficient taxable income to allow utilization of deferred tax assets.

(6)  Fair Value of Financial Instruments

     The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     Cash and cash equivalents: The carrying amount for cash and cash equivalents approximates fair value.

     Investment securities: The fair values for marketable debt and equity securities are based on quoted market prices.

     Long-term debt, including current installments: The carrying amount for long-term debt approximates fair value based on current interest rates.

     The carrying amount of the Company's financial instruments as of December 30, 1995 and December 31, 1994 approximated their respective fair values.










                                          6                        (Continued)


                        PUBLIX SUPER MARKETS, INC.

                       Notes to Financial Statements



(7)  Investments

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income, net. The Company had no held-to-maturity securities as of December 30, 1995 and December 31, 1994.

     In the fourth quarter of 1994, the Company transferred $62,254,000 of securities from the held-to-maturity classification to the available-for-sale classification. This amount represented the amortized cost of the securities at the date of transfer. The fair value of these securities was $61,408,000 resulting in a net unrealized loss of $846,000. The change in classification was a result of a change in management's intent with respect to these securities. In order to have the flexibility to respond to changes in interest rates and to take advantage of changes in the availability of and the yield on alternative investments, management determined that the classification of these securities as available-for-sale was appropriate.

     All of the Company's debt securities and marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.
     The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity.
     Such amortization is included in other income, net. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific identification method.

     Following is a summary of available-for-sale securities as of December 30, 1995 and December 31, 1994:

                                                 Gross         Gross
                              Amortized       Unrealized     Unrealized     Fair
                                 Cost            Gains         Losses       Value
                                 ----            -----         ------       -----
                                                 (Amounts in thousands)
     1995:
       Tax-free bonds           $169,366            1,121            304     170,183
       Equity securities          23,681              843          1,003      23,521
                                --------            -----          -----     -------
                                $193,047            1,964          1,307     193,704
                                ========            =====          =====     =======

     1994:
       Tax-free bonds           $185,042               53          2,101     182,994
       Equity securities          19,805              334          1,509      18,630
                                --------            -----          -----     -------
                                $204,847              387          3,610     201,624
                                ========            =====          =====     =======





                                         7                         (Continued)

                        PUBLIX SUPER MARKETS, INC.

                       Notes to Financial Statements



     For the fiscal years ended December 30, 1995 and December 31, 1994, the realized gains on sales of available-for-sale securities totaled $887,000 and $1,562,000, respectively, and the realized losses totaled $663,000 and $4,751,000, respectively. The unrealized gains and losses on available-for-sale securities, net of applicable income taxes, included as a separate component of stockholders' equity was an unrealized gain of $404,000 at the end of 1995 and an unrealized loss of $1,980,000 at the end of 1994.

     The amortized cost and estimated fair value of debt and marketable equity securities classified as available-for-sale as of December 30, 1995 and December 31, 1994, by expected maturity, are as follows:


                                             1995                       1994
                                             ----                       ----
                                    Amortized       Fair       Amortized       Fair
                                       Cost        Value          Cost        Value
                                       ----        -----          ----        -----
                                                   (Amounts in thousands)

     Due in one year or less         $ 74,255       74,292         77,410     77,130
     Due after one year through
       three years                     39,809       40,077         65,873     64,700
     Due after three years             55,302       55,814         41,759     41,164
                                     --------      -------        -------    -------
                                      169,366      170,183        185,042    182,994
     Equity securities                 23,681       23,521         19,805     18,630
                                     --------      -------        -------    -------
                                     $193,047      193,704        204,847    201,624
                                     ========      =======        =======    =======

     As of December 31, 1994, the Company classified its one investment in common stock as a trading security. This investment had a cost of $198,000 and a fair value of $87,000. During 1995, the Company sold this security. The realized loss on this investment is included in the statement of earnings as a reduction of other income, net.


(8)  Commitments and Contingencies

     (a) Operating Leases
         The Company conducts a major portion of its retail operations from leased store and shopping center premises generally under 20 year leases. Contingent rentals paid to lessors of certain store facilities are determined on the basis of a percentage of sales in excess of stipulated minimums plus, in certain cases, reimbursement of taxes and insurance.

         Total rental expense, net of sublease rental income, for the years ended December 30, 1995, December 31, 1994 and December 25, 1993, is as follows:

                                             1995         1994        1993
                                             ----         ----        ----
                                                 (Amounts in thousands)

          Minimum rentals                  $129,288     101,918     85,967
          Contingent rentals                  9,525      11,942     10,731
          Sublease rental income             (2,600)     (2,364     (2,253)
                                           --------     -------     ------
                                           $136,213     111,496     94,445
                                           ========     =======     ======

                                          8                        (Continued)

                      PUBLIX SUPER MARKETS, INC.

                     Notes to Financial Statements


         As of December 30, 1995, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:


                                  Minimum            Sublease
                                   Rental             Rental
         Year                   Commitments           Income            Net
         ----                   -----------           ------            ---
                                              (Amounts in thousands)

         1996                  $  128,618              2,080           126,538
         1997                     127,661              1,820           125,841
         1998                     125,943              1,370           124,573
         1999                     124,587                902           123,685
         2000                     122,529                555           121,974
         Thereafter             1,266,734              1,229         1,265,505
                               ----------              -----         ---------
                               $1,896,072              7,956         1,888,116
                               ==========              =====         =========

        The Company also owns shopping centers which are leased to tenants for minimum monthly rentals plus, in certain instances, contingent rentals. Contingent rentals received are determined on the basis of a percentage of sales in excess of stipulated minimums plus, in certain instances, taxes. Contingent rentals were estimated at December 30, 1995 and are included in trade receivables. Rental income was approximately $9,443,000 in 1995, $8,624,000 in 1994 and
        $7,624,000 in 1993. The approximate amounts of minimum future rental payments to be received under operating leases are $6,823,000, $5,532,000, $4,186,000, $2,715,000 and
        $1,769,000 for the years 1996 through 2000, respectively, and $7,766,000 thereafter.


    (b) Lines of Credit
        The Company has committed lines of credit totaling $100,000,000 and one uncommitted line of credit for $25,000,000 available for short-term borrowings, with interest rates at or below the prime rate. There were no amounts outstanding as of December 30, 1995 or December 31, 1994. The Company pays no fees related to these lines.


    (c) Litigation
        A notice of charge (the "Charge") was issued by the Equal Employment Opportunity Commission (the "EEOC") on March 22, 1992, In the Matter of: Kemp v. Publix Super Markets, Inc., Charge No. ###-##-####, alleging that the Company had and was engaged in violations of Title VII of the Federal Civil Rights Act by discriminating against women with respect to job assignments and promotions because of their sex. The Charge was subsequently expanded to include allegations of race discrimination.






                                    9                              (Continued)


                      PUBLIX SUPER MARKETS, INC.

                     Notes to Financial Statements


        A purported class action was filed against the Company on July 19, 1995 in the Federal District Court for the Middle District of Florida, Tampa Division, Case No. 95-1162-Civ-T, by Melodee Shores and seven other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Shores case"). Four additional named plaintiffs have been added to the suit. In their Complaint, the plaintiffs allege that the Company has and is currently engaged in a policy and pattern or practice of gender-based discriminatory treatment of female employees with respect to job assignments, promotional opportunities, management positions, equal pay, full-time status, bonuses, and other benefits and conditions of employment, all in violation of Title VII of the Federal Civil Rights Act, as well as the Florida Civil Rights Act of 1992. The plaintiffs seek, among other relief, certification of the suit as a class action, a declaratory judgment that the Company's practices are unlawful, back pay and other compensatory damages, exemplary and punitive damages, and injunctive relief against future improper conduct.

        On March 12, 1996, the Court certified a class comprised of all female employees of the Company who from May 22, 1991 (Florida and South Carolina operations) or from October 19, 1991 (Georgia operations) to the date of trial have worked, are working or will work in the Company's retail operations. Expressly excluded are females who have worked only in the Company's pharmacy operations.

        In January 1996, the Court granted a motion filed by the EEOC to intervene in the Shores case, but limited the intervention to the issues raised by the original plaintiffs. Under its Intervenor's Complaint, the EEOC seeks to correct what it alleges to be the Company's unlawful employment practices on the basis of sex and requests that the Court, among other things, grant injunctive relief, order the Company to provide back pay and compensation for nonpecuniary losses resulting from the alleged unlawful practices and order the Company to pay punitive damages.

        Intervention by the EEOC in the Shores case does not end the EEOC's separate investigation under the EEOC Charge, at least with respect to allegations of race discrimination, allegations of discrimination against unsuccessful applicants and other matters not involved in the Shores case. The Charge covers such employment practices by the Company in the State of Florida as a whole.

        The Company denies the allegations contained in the EEOC Charge and in the complaint in the Shores case, and intends to continue to vigorously defend these matters. The Company is unable, at this time, to estimate with any degree of certainty the potential losses that might result from an adverse decision in these matters. Accordingly, no provision for any potential liability has been made in the Company's financial statements.

        The Company is also a party in various legal claims and actions considered in the normal course of business. Management believes that the ultimate disposition of these matters will not have a material effect on the Company's liquidity, results of operations or financial condition.



                                          10
Schedule II

                                 PUBLIX SUPER MARKETS, INC.

                             Valuation and Qualifying Accounts

                      Years ended December 30, 1995, December 31, 1994
                                   and December 25, 1993
                                   (Amounts in thousands)


                                                 Balance at          Additions      Deductions       Balance at
                                                 beginning           charged to        from            end of
Description                                       of year             income          reserves          year
-----------                                       -------             ------          --------          ----
Year ended December 30, 1995

  Reserves not deducted from assets:
     Self-insurance reserves:
       -Current                                 $  49,295             102,397           93,250          58,442
       -Noncurrent                                 59,710                 725              ---          60,435
                                                ---------             -------           ------         -------
                                                $ 109,005             103,122           93,250         118,877
                                                =========             =======           ======         =======
Year ended December 31, 1994

  Reserves not deducted from assets:
     Self-insurance reserves:
       -Current                                 $  48,918              80,421           80,044          49,295
       -Noncurrent                                 50,534               9,176              ---          59,710
                                                ---------             -------           ------         -------
                                                $  99,452              89,597           80,044         109,005
                                                =========             =======           ======         =======
Year ended December 25, 1993

  Reserves not deducted from assets:
     Self-insurance reserves:
       -Current                                 $  32,108              85,020           68,210          48,918
       -Noncurrent                                 45,438               5,096              ---          50,534
                                                ---------              ------           ------         -------
                                                $  77,546              90,116           68,210          99,452
                                                =========              ======           ======         =======

                             PUBLIX SUPER MARKETS, INC.

                                Index to Exhibits

EXHIBIT  9     Deed of Termination of Voting Trust Agreement

EXHIBIT 27     Financial Data Schedule for the year ended December 30, 1995.