Form 10-K/A
period 1995-12-30
PUBLIX SUPER MARKETS INC
filed 1996-04-05
CIK 81061

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None
                   EXECUTIVE OFFICERS OF THE COMPANY

                                                                      Served as
                                                   Nature of Family   Officer of
                                                   Relationship       Company
Name                     Age  Position             Between Officers   Since
- ----                     ---  --------             ----------------   -----

Howard M. Jenkins         44  Chairman of           Cousin of          1976
                              the Board and         Charles H.Jenkins,
                              Chief Executive       Jr., uncle of
                              Officer               W. Edwin Crenshaw
                                                    and brother-in-law
                                                    of Hoyt R. Barnett

Charles H. Jenkins, Jr.   52  Chairman of the       Cousin of          1974
                              Executive Committee   Howard M. Jenkins
                                                    and cousin of
                                                    W. Edwin Crenshaw

W. Edwin Crenshaw         45  President             Nephew of          1990
                                                    Howard M. Jenkins
                                                    and cousin of
                                                    Charles H. Jenkins,
                                                    Jr.

William H. Vass           46  Executive                                1986
                              Vice President

Hoyt R. Barnett           52  Executive             Brother-in-law of  1977
                              Vice President        Howard M. Jenkins

Jesse L. Benton           53  Vice President                           1988

S. Keith Billups          63  Secretary                                1968

Bennie F. Brown           54  Vice President                           1992

R. Scott Charlton         37  Vice President                           1992

William R. Curry          55  Vice President                           1990

Carolyn C. Day            50  Assistant Secretary                      1992

Glenn J. Eschrich         51  Vice President                           1995

M. Clayton Hollis, Jr.    39  Vice President                           1994

Mark R. Irby              40  Vice President                           1989

Tina P. Johnson           36  Vice President                           1990
                              and Treasurer

James J. Lobinsky         56  Vice President                           1992

Thomas M. McLaughlin      45  Vice President                           1994

Sharon A. Miller          52  Assistant Secretary                      1992

Robert H. Moore           53  Vice President                           1994

                   EXECUTIVE OFFICERS OF THE COMPANY

                                                                      Served as
                                                    Nature of Family  Officer of
                                                    Relationship      Company
Name                     Age  Position              Between Officers  Since
Thomas M. O'Connor        48  Vice President                           1992

David P. Phillips         36  Vice President                           1990
                              and Controller

James H. Rhodes II        51  Vice President                           1995

Daniel M. Risener         55  Vice President                           1985

Edward T. Shivers         56  Vice President                           1985

James F. Slappey          53  Vice President                           1992

The terms of all officers expire at the annual meeting of the Company in May 1996.

Name                      Business Experience During Last Five Years
- ----                      ------------------------------------------
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
                          Regional  Director of Retail  Operations  - Lakeland
                          Division  to  June  1994,  Vice  President thereafter.

Name                      Business Experience During  Last Five Years
- ----                      -------------------------------------------
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

                                     Amount and Nature           Percent
Name                            of Beneficial Ownership (1)      of Class
- ----                            ---------------------------      --------
Carol Jenkins Barnett                 13,071,244 (2)               5.82

Hoyt R. Barnett                       24,694,809 (3)              11.00

W. Edwin Crenshaw                        643,571                      *

Mark C. Hollis                         1,528,288 (4)                  *

Charles H. Jenkins, Jr.                1,898,822                      *

Charles H. Jenkins, Sr.                2,504,144                   1.12

Howard M. Jenkins                     13,727,461 (5)               6.11

Tina P. Johnson                        1,003,436 (6)                  *

E. V. McClurg                          1,991,132                      *

William H. Vass                       31,374,559 (7)              13.97


All Officers and Directors
as a group (29 individuals)           91,909,837 (8)              40.93


All Other Beneficial Owners:

Publix Super Markets, Inc.
Profit Sharing Plan and Trust         23,278,750                  10.37

Publix Super Markets, Inc.
Employee Stock Ownership Plan
and Trust                             31,341,749                  13.96

Nancy E. Jenkins                      14,703,305                   6.55

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

                              Chairman of the Board, Chief
                              Executive Officer and Director
/s/ Howard M. Jenkins         (Principal Executive Officer)     March 15, 1996
- ---------------------------
Howard M. Jenkins


                              Vice Chairman of the
/s/ Mark C. Hollis            Board and Director                March 15, 1996
- ---------------------------
Mark C. Hollis


                              Chairman of the Executive
/s/ Charles H. Jenkins, Jr.   Committee and Director            March 15, 1996
- ---------------------------
Charles H. Jenkins, Jr.



/s/ W. Edwin Crenshaw         President and Director            March 15, 1996
- ---------------------------
W. Edwin Crenshaw

                              Executive Vice President
                              and Director
/s/ William H. Vass           (Principal Financial Officer)     March 15, 1996
- ---------------------------
William H. Vass


                              Executive Vice President
/s/ Hoyt R. Barnett           and Director                      March 15, 1996
- ---------------------------
Hoyt R. Barnett


                              Vice President,
/s/ Tina P. Johnson           Treasurer and Director            March 15, 1996
- ---------------------------
Tina P. Johnson


                              Vice President and Controller
/s/ David P. Phillips         (Principal Accounting Officer)    March 15, 1996
- ---------------------------
David P. Phillips


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



                                          10
Schedule II

                                 PUBLIX SUPER MARKETS, INC.

                             Valuation and Qualifying Accounts

                      Years ended December 30, 1995, December 31, 1994
                                   and December 25, 1993
                                   (Amounts in thousands)


                                                 Balance at          Additions      Deductions       Balance at
                                                 beginning           charged to        from            end of
Description                                       of year             income          reserves          year
- -----------                                       -------             ------          --------          ----
Year ended December 30, 1995

  Reserves not deducted from assets:
     Self-insurance reserves:
       -Current                                 $  49,295             102,397           93,250          58,442
       -Noncurrent                                 59,710                 725              ---          60,435
                                                ---------             -------           ------         -------
                                                $ 109,005             103,122           93,250         118,877
                                                =========             =======           ======         =======
Year ended December 31, 1994

  Reserves not deducted from assets:
     Self-insurance reserves:
       -Current                                 $  48,918              80,421           80,044          49,295
       -Noncurrent                                 50,534               9,176              ---          59,710
                                                ---------             -------           ------         -------
                                                $  99,452              89,597           80,044         109,005
                                                =========             =======           ======         =======
Year ended December 25, 1993

  Reserves not deducted from assets:
     Self-insurance reserves:
       -Current                                 $  32,108              85,020           68,210          48,918
       -Noncurrent                                 45,438               5,096              ---          50,534
                                                ---------              ------           ------         -------
                                                $  77,546              90,116           68,210          99,452
                                                =========              ======           ======         =======

                             PUBLIX SUPER MARKETS, INC.

                                Index to Exhibits

EXHIBIT  9     Deed of Termination of Voting Trust Agreement

EXHIBIT 27     Financial Data Schedule for the year ended December 30, 1995.