Form 10-Q
period 1996-03-30
PUBLIX SUPER MARKETS INC
filed 1996-05-14
CIK 81061

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                   Washington, D.C.  20549


                          FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES
    EXCHANGE ACT OF 1934 for the quarterly period ended March 30, 1996


                              OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ____________ to ______________




                 Commission File Number 0-981




                 PUBLIX SUPER MARKETS, INC.
    -----------------------------------------------------
    (Exact name of Registrant as specified in its charter)




          Florida                              59-0324412
- ------------------------------     ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)



1936 George Jenkins Blvd.
Lakeland, Florida                                      33801
- ---------------------------------------             ----------
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

Yes     X           No _______

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of April 26, 1996 was 222,783,746.








                      Page 1 of 8 pages

                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    PUBLIX SUPER MARKETS, INC.
                     CONDENSED BALANCE SHEETS
                      (Amounts in thousands)

                              ASSETS
                                             March 30, 1996  December 30, 1995
                                             --------------  -----------------
                                               (Unaudited)
Current Assets
Cash and cash equivalents                       $  419,247       $  276,700
Short-term investments                              72,473           74,292
Accounts receivable                                 43,928           44,492
Merchandise inventories                            520,421          542,886
Deferred tax assets                                 36,896           36,475
Prepaid expenses                                     8,956            3,269
                                                ----------       ----------
    Total Current Assets                         1,101,921          978,114

Long-term investments                              124,978          119,412
Investment in joint ventures                         4,878            4,888
Other noncurrent assets                              4,024            4,203
Property, plant and equipment                    2,590,503        2,540,205
Accumulated depreciation                        (1,123,794)      (1,087,457)
                                                ----------       ----------
         Total Assets                           $2,702,510       $2,559,365
                                                ==========       ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current installments of long-term debt          $    1,019       $    1,265
Accounts payable                                   503,312          500,399
Accrued contributions to retirement plans           99,592           67,348
Accrued salaries and wages                          48,272           41,276
Accrued self-insurance reserves                     57,774           58,442
Federal and state income taxes                      42,661            1,318
Other                                               64,437           75,496
                                                ----------       ----------
    Total Current Liabilities                      817,067          745,544
                                                ----------       ----------
Long-term debt, excluding current installments       1,618            1,765
Deferred tax liabilities, net                      109,578          103,707
Self-insurance reserves                             61,506           60,435
Accrued postretirement benefit cost                 34,354           33,197

Stockholders' Equity
Common stock of $1 par value.  Authorized
  300,000,000 shares;  issued 225,746,454
  shares at March 30, 1996 and
  December 30, 1995                                225,746          225,746
Additional paid-in capital                          85,442           85,280
Reinvested earnings                              1,387,800        1,303,287
                                                ----------       ----------
                                                 1,698,988        1,614,313
Less treasury shares of 1,257,464
 at March 30, 1996, at cost                        (20,822)             ---

Unrealized gain on investment
  securities available-for-sale, net                   221              404
                                                ----------       ----------
    Total Stockholders' Equity                   1,678,387        1,614,717
                                                ----------       ----------
         Total Liabilities and Stockholders'
           Equity                               $2,702,510       $2,559,365
                                                ==========       ==========

See accompanying notes to condensed financial statements.

                    PUBLIX SUPER MARKETS, INC.
                 CONDENSED STATEMENTS OF EARNINGS
         (Amounts in thousands except per share amounts)


                                                   Three Months Ended

                                             March 30,1996       April 1, 1995
                                             -------------       -------------
                                                        (Unaudited)

Revenues
Sales                                        $  2,681,394        $  2,394,629
Other income, net                                  22,800              22,632
                                             ------------        ------------
    Total revenues                              2,704,194           2,417,261
                                             ------------        ------------

Costs and expenses
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                      2,084,305           1,836,707
Operating and administrative expenses             484,508             456,570
Interest expense                                       67                 102
                                             ------------        ------------
    Total costs and expenses                    2,568,880           2,293,379
                                             ------------        ------------
Earnings before income tax expense                135,314             123,882

Income tax expense                                 50,801              46,663
                                             ------------        ------------
    Net earnings                             $     84,513        $     77,219
                                             ============        ============
Weighted average number of common
  shares outstanding                          225,149,138         230,275,612
                                             ============        ============
Net earnings per common share                $        .38        $        .34
                                             ============        ============
Cash dividends per common share                      None                None




























See accompanying notes to condensed financial statements.

                    PUBLIX SUPER MARKETS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                      (Amounts in thousands)


                                                      Three Months Ended

                                               March 30, 1996    April 1, 1995
                                               --------------    -------------
                                                          (Unaudited)

Cash Flows From Operating Activities
Cash received from customers                     $2,698,352        $2,405,487
Cash paid to employees and suppliers             (2,446,576)       (2,185,111)
Income taxes paid                                    (3,892)           (7,007)
Payment for self-insured claims                     (26,082)          (24,842)
Other, net                                            5,063             3,832
                                                 ----------        ----------
   Net Cash Provided by Operating Activities        226,865           192,359
                                                 ----------        ----------

Cash Flows From Investing Activities
Payment for property, plant and equipment           (53,969)          (63,258)
Payment for investment securities -
  available-for-sale                               (101,558)          (80,028)
Proceeds from sale of investment securities -
  available-for-sale                                 97,230            81,087
Other, net                                              473             1,255
                                                 ----------        ----------
   Net Cash Used in Investing Activities            (57,824)          (60,944)
                                                 ----------        ----------

Cash Flows From Financing Activities
Payment of long-term debt                              (393)             (446)
Proceeds from sale of common stock                    6,572             8,032
Payment for acquisition of common stock             (32,673)          (36,438)
                                                 ----------        ----------
   Net Cash Used in Financing Activities            (26,494)          (28,852)
                                                 ----------        ----------

Net increase in cash and cash equivalents           142,547           102,563

Cash and cash equivalents at beginning of
  quarter                                           276,700           188,885
                                                 ----------       -----------
Cash and cash equivalents at end of quarter      $  419,247       $   291,448
                                                 ==========       ===========



















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

2. Due  to the seasonal nature of the Company's business,  the results  for the three months ended March 30, 1996 are  not necessarily  indicative of the results for the entire  1996 fiscal year.

3. Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

                  PUBLIX SUPER MARKETS, INC.


Item  2.    Management's Discussion and Analysis of  Financial
Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------
    Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $226.9 million in the quarter ended March 30, 1996, as compared with $192.4 million in the quarter ended April 1, 1995. Cash and cash equivalents totaled $419.2 million as of March 30, 1996.

   Capital expenditures totaled approximately $54.0 million in the quarter ended March 30, 1996. These expenditures were primarily incurred in connection with the opening of eight new stores and the remodeling or enlarging of two stores which added .42 million square feet. Capital expenditures totaled $63.3 million in the quarter ended April 1, 1995. These expenditures were primarily incurred in connection with the opening of 11 new stores and the remodeling or enlarging of three stores which added .52 million square feet. During the quarter ended April 1, 1995, significant expenditures were also incurred in the continued construction of a new distribution center in Lawrenceville, Georgia.

    The Company has budgeted approximately $171.0 million for the remainder of 1996 for new store construction and the remodeling or enlarging of several existing stores. The capital budget is subject to continuing change and review. The remaining capital expenditures are expected to be financed by internally generated funds and current liquid assets.

    As of March 30, 1996, the Company has committed lines of credit for $100.0 million and one uncommitted line of credit for $25.0 million. These lines are reviewed annually by the banks. The interest rate for these lines is at or below the prime rate. No amounts were outstanding as of March 30, 1996.

    Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Management believes the Company's liquidity will continue to be strong.

Operating Results
- -----------------
    Sales increased 12.0% in the first quarter of 1996 to $2,681.4 million, an increase of $286.8 million compared to the same quarter in 1995. This represents an increase of $126.9 million or 5.3% in sales from stores that were open for all of both quarters (comparable stores) and sales of $159.9 million or 6.7% from the net impact of new and closed stores since the beginning of the first quarter of 1995.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 77.7% in the quarter ended March 30, 1996, and 76.7% in the quarter ended April 1, 1995. The increase in cost of merchandise sold, as a percentage of sales, is due to competitive pressures.

    Operating and administrative expenses, as a percentage of sales, were approximately 18.1% and 19.1% for the quarters ended March 30, 1996 and April 1, 1995, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.

                  PUBLIX SUPER MARKETS, INC.


                  PART II.  OTHER INFORMATION

Item 1(a).  Legal Proceedings
    In Item 3 of the Company's Form 10-K for the fiscal year ended December 30, 1995, reference was made to class action litigation against the Company involving alleged violations of Title VII of the Federal Civil Rights Act and Florida law with respect to certain of the Company's retail employees. On April 23, 1996, the Company sought reconsideration of the Court's class certification order, or in the alternative, a right to an immediate appeal of that order.

   On March 28, 1996, another suit seeking class action status was filed against the Company in the Federal District Court for the Middle District of Florida, Tampa Division, Case No. 96-608-Civ-T, by Kathy Watkins, individually and on behalf of other persons similarly situated (the "Watkins case"). In her Complaint, the plaintiff alleges that the Company has developed, engaged in, promoted and allowed throughout its manufacturing and supply facilities a system-wide pattern and practice of employment discrimination that results in lower positions, salaries and wages for women, as well as the denial or delay of their advancement opportunities and promotions, all in violation of Federal and Florida Civil Rights Acts. The plaintiff seeks, among other relief, a certification of the suit as a proper class action with respect to all past and present female employees of the Company at its manufacturing and support facilities who have been adversely affected by gender discrimination, a declaratory judgment that the Company's practices are unlawful, back pay and other compensatory damages, punitive damages, and injunctive relief against future improper conduct.

    As has been the case with respect to the previously reported Shores litigation, the Company denies the allegations contained in the Watkins complaint and intends to vigorously defend the suit.


Item 6(a).  Exhibits
    27.   Financial Data Schedule for the three  months  ended
March 30, 1996.

Item 6(b).  Reports on Form 8-K
    The  Company  filed a report on Form 8-K dated  March  28,
1996,  reporting the legal proceedings disclosed in  Part  II,
Item 1(a) above.

                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                    PUBLIX SUPER MARKETS, INC.



Date:  May 10, 1996       /s/ S. Keith Billups
                          ---------------------------
                          S. Keith Billups, Secretary





Date:  May 10, 1996       /s/ William H. Vass
                          ---------------------------------------------
                           William  H.  Vass,  Executive Vice President
                          (Principal Financial Officer)