Form 10-Q
period 1996-06-29
PUBLIX SUPER MARKETS INC
filed 1996-08-13
CIK 81061

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                   Washington, D.C.  20549


                          FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 29, 1996


                              OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ____________ to ______________




                 Commission File Number 0-981
                 ----------------------------




                 PUBLIX SUPER MARKETS, INC.
    ------------------------------------------------------
    (Exact name of Registrant as specified in its charter)




          Florida                              59-0324412
- -------------------------------    ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)



1936 George Jenkins Blvd.
Lakeland, Florida                                      33801
- ----------------------------------------    ---------------------------
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

Yes     X           No
    ---------          ---------
The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of August 2, 1996 was 219,445,429.









                      Page 1 of 9 pages

                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                    PUBLIX SUPER MARKETS, INC.
                     CONDENSED BALANCE SHEETS
                      (Amounts in thousands)

                              ASSETS
                                              June 29, 1996     December 30, 1995
                                              -------------     -----------------
                                               (Unaudited)
Current Assets
- --------------
Cash and cash equivalents                       $  401,705          $  276,700
Short-term investments                              68,453              74,292
Accounts receivable                                 43,780              44,492
Merchandise inventories                            498,103             542,886
Deferred tax assets                                 37,876              36,475
Prepaid expenses                                     6,992               3,269
                                                ----------          ----------
    Total Current Assets                         1,056,909             978,114
                                                ----------          ----------
Long-term investments                              151,076             119,412
Investment in joint ventures                         4,932               4,888
Other noncurrent assets                              2,200               4,203
Property, plant and equipment                    2,626,305           2,540,205
Accumulated depreciation                        (1,148,443)         (1,087,457)
                                                ----------          ----------
         Total Assets                           $2,692,979          $2,559,365
                                                ==========          ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
- -------------------
Current installments of long-term debt          $      831          $    1,265
Accounts payable                                   469,150             500,399
Accrued contributions to retirement plans          129,194              67,348
Accrued salaries and wages                          56,109              41,276
Accrued self-insurance reserves                     62,584              58,442
Federal and state income taxes                          45               1,318
Other                                               85,093              75,496
                                                ----------          ----------
    Total Current Liabilities                      803,006             745,544
                                                ----------          ----------
Long-term debt, excluding current installments       1,467               1,765
Deferred tax liabilities, net                      105,576             103,707
Self-insurance reserves                             62,142              60,435
Accrued postretirement benefit cost                 35,306              33,197
Other noncurrent liabilities                        50,291                 ---

Stockholders' Equity
- --------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares;  issued 225,746,454
  shares at June 29, 1996 and
  December 30, 1995                                225,746             225,746
Additional paid-in capital                          85,442              85,280
Reinvested earnings                              1,429,223           1,303,287
                                                ----------          ----------
                                                 1,740,411           1,614,313
Less treasury shares of 5,969,307
 at June 29, 1996, at cost                        (104,905)                ---

Unrealized gain (loss) on investment
  securities available-for-sale, net                  (315)                404
                                                ----------          ----------
    Total Stockholders' Equity                   1,635,191           1,614,717
                                                ----------          ----------
         Total Liabilities and Stockholders'
           Equity                               $2,692,979          $2,559,365
                                                ==========          ==========

See accompanying notes to condensed financial statements.

                  PUBLIX SUPER MARKETS, INC.
                 CONDENSED STATEMENTS OF EARNINGS
         (Amounts in thousands except per share amounts)


                                                   Three Months Ended

                                            June 29, 1996         July 1, 1995
                                            -------------         ------------
                                                        (Unaudited)
Revenues
- --------
Sales                                        $  2,525,535        $  2,250,309
Other income, net                                  24,177              18,522
                                             ------------        ------------
    Total revenues                              2,549,712           2,268,831
                                             ------------        ------------

Costs and expenses
- ------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                      1,948,239           1,724,026
Operating and administrative expenses             489,314             453,125
Interest expense                                       58                 162
                                             ------------        ------------
    Total costs and expenses                    2,437,611           2,177,313
                                             ------------        ------------
Earnings before income tax expense                112,101              91,518
Income tax expense                                 41,494              33,870
                                             ------------        ------------
    Net earnings                             $     70,607        $     57,648
                                             ============        ============
Weighted average number of common
  shares outstanding                          221,128,885         225,862,841
                                             ============        ============
Net earnings per common share                $        .32        $        .26
                                             ============        ============
Cash dividends per common share              $        .13        $        .11
                                             ============        ============






























See accompanying notes to condensed financial statements.

                  PUBLIX SUPER MARKETS, INC.
                 CONDENSED STATEMENTS OF EARNINGS
         (Amounts in thousands except per share amounts)


                                                     Six Months Ended

                                            June 29, 1996        July 1, 1995
                                            -------------        ------------
                                                        (Unaudited)
Revenues
- --------
Sales                                        $  5,206,929        $  4,644,938
Other income, net                                  46,976              41,154
                                             ------------        ------------
    Total revenues                              5,253,905           4,686,092
                                             ------------        ------------

Costs and expenses
- ------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                      4,032,543           3,560,733
Operating and administrative expenses             973,822             909,695
Interest expense                                      125                 264
                                             ------------        ------------
    Total costs and expenses                    5,006,490           4,470,692
                                             ------------        ------------
Earnings before income tax expense                247,415             215,400
Income tax expense                                 92,295              80,533
                                             ------------        ------------
    Net earnings                             $    155,120        $    134,867
                                             ============        ============
Weighted average number of common
  shares outstanding                          223,139,011         228,069,227
                                             ============        ============
Net earnings per common share                $        .70        $        .59
                                             ============        ============
Cash dividends per common share              $        .13        $        .11
                                             ============        ============






























See accompanying notes to condensed financial statements.

                  PUBLIX SUPER MARKETS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                      (Amounts in thousands)



                                                      Six Months Ended

                                               June 29, 1996     July 1, 1995
                                               -------------     ------------
                                                         (Unaudited)
Cash Flows From Operating Activities
- ------------------------------------
Cash received from customers                     $5,240,800      $4,671,222
Cash paid to employees and suppliers             (4,712,449)     (4,262,493)
Income taxes paid                                   (92,648)        (86,610)
Payment for self-insured claims                     (50,856)        (47,477)
Other, net                                           10,570           7,581
                                                 ----------      ----------
   Net Cash Provided by Operating Activities        395,417         282,223
                                                 ----------      ----------

Cash Flows From Investing Activities
- ------------------------------------
Payment for property, plant and equipment          (105,402)       (125,445)
Payment for investment securities -
  available-for-sale                               (217,118)       (142,278)
Proceeds from sale of investment securities -
  available-for-sale                                189,454         139,685
Other, net                                            2,754           2,282
                                                 ----------      ----------
   Net Cash Used in Investing Activities           (130,312)       (125,756)
                                                 ----------      ----------

Cash Flows From Financing Activities
- ------------------------------------
Payment of long-term debt                              (732)           (837)
Proceeds from sale of common stock                   16,948          14,919
Payment for acquisition of common stock            (127,132)       (123,584)
Dividends paid                                      (29,184)        (25,250)
                                                 ----------      ----------
   Net Cash Used in Financing Activities           (140,100)       (134,752)
                                                 ----------      ----------

Net increase in cash and cash equivalents           125,005          21,715

Cash and cash equivalents at beginning of
  quarter                                           276,700         188,885
                                                 ----------      ----------
Cash and cash equivalents at end of quarter      $  401,705      $  210,600
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

2. Due to the seasonal nature of the Company's business, the results for the three months and six months ended June 29, 1996 are not necessarily indicative of the results for the entire 1996 fiscal year.

3. Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

                  PUBLIX SUPER MARKETS, INC.


Item  2.    Management's Discussion and Analysis of  Financial
Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------
    Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $395.4 million in the six months ended June 29, 1996, as compared with $282.2 million in the six months ended July 1, 1995. Cash and cash equivalents totaled $401.7 million as of June 29, 1996.

    Capital expenditures totaled $105.4 million in the six months ended June 29, 1996. These expenditures were primarily incurred in connection with the opening of 14 new stores and the remodeling or enlarging of four stores which added .74 million square feet. In addition, the Company closed six stores. Capital expenditures in the six months ended
July 1, 1995, were approximately $125.4 million. These expenditures were primarily incurred in connection with the opening of 21 new stores and the remodeling or enlarging of nine stores which added 1.1 million square feet. Significant expenditures were incurred in the continued construction of a new distribution center in Lawrenceville, Georgia. In addition, the Company closed three stores.

    The Company has budgeted approximately $119.6 million for the remainder of 1996 for new store construction and the remodeling or enlarging of several existing stores. The capital budget is subject to continuing change and review. The remaining capital expenditures are expected to be financed by internally generated funds and current liquid assets.

    As of June 29, 1996 the Company has committed lines of credit for $100.0 million and one uncommitted line of credit for $25.0 million. These lines are reviewed annually by the banks. The interest rate for these lines is at or below the prime rate. No amounts were outstanding as of June 29, 1996.

    Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Management believes the Company's liquidity will continue to be strong.

Operating Results
- -----------------
    Sales  increased 12.2% in the second quarter  of  1996  to
$2,525.5  million, an increase of $275.2 million  compared  to the same quarter in 1995. This represents an increase of $155.8 million or 6.9% additional sales from stores that were open for all of both quarters (comparable stores) and additional sales of $119.4 million or 5.3% from the net impact of new and closed stores since April 1, 1995. Other income increased $5.7 million or 30.5% in the second quarter of 1996 as compared to the same quarter in 1995. This increase is the result of the recognition of a $3.5 million loss on the disposal of fixed assets at five closed stores during the second quarter of 1995.

    Sales increased 12.1% in the six months ended June 29, 1996, to $5,206.9 million, an increase of $562.0 million over the six months ended July 1, 1995. This reflects an increase of $282.7 or 6.1% in sales from comparable stores and sales of $279.3 or 6.0% from the net impact of new and closed stores since the beginning of 1995. Other revenue increased 14.1% in the first six months of 1996 as compared to the first six months of 1995.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 77.1% and 76.6% in the quarters ended June 29, 1996 and July 1, 1995, respectively. These cost of sales percentages were 77.4% and 76.7% for the six months ended June 29, 1996 and July 1, 1995, respectively. The increases in cost of merchandise sold, as a percentage of sales, are due to competitive pressures.

                  PUBLIX SUPER MARKETS, INC.


    Operating and administrative expenses, as a percentage of sales, were approximately 19.4% and 20.1% for the quarters ended June 29, 1996, and July 1, 1995, respectively. The operating and administrative expenses, as a percentage of sales, were 18.7% and 19.6% in the six months ended June 29, 1996 and July 1, 1995, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.


                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------
    In Item 3 of the Company's Form 10-K for the fiscal year ended December 30, 1995, reference was made to class action litigation against the Company involving alleged violations of Title VII of the Federal Civil Rights Act and Florida law with respect to certain of the Company's retail employees. On April 23, 1996, the Company sought reconsideration of the Court's class certification order, or in the alternative, a right to an immediate appeal of that order. This motion remains pending.

    As reported in the Company's Form 10-Q for the quarter ended March 30, 1996, a suit seeking class action status was filed on March 28, 1996 against the Company in the Federal District Court for the Middle District of Florida, Tampa Division, Case No. 96-608-Civ-T, by Kathy Watkins, individually and on behalf of other persons similarly situated (the "Watkins case"). In her Complaint, the plaintiff alleges that the Company has developed, engaged in, promoted and allowed in its manufacturing and supply facilities a system-wide pattern and practice of employment discrimination that results in lower positions, salaries and wages for women, as well as the denial or delay of their advancement opportunities and promotions, all in violation of Federal and Florida Civil Rights Acts. The plaintiff seeks, among other relief, a certification of the suit as a proper class action with respect to all past and present female employees of the Company at its manufacturing and support facilities who have been adversely affected by gender discrimination, a declaratory judgment that the Company's practices are unlawful, back pay and other compensatory damages, punitive
damages,   and  injunctive  relief  against  future   improper
conduct.

    In response to the Company's Motion to Dismiss and for Summary Judgment, on August 7, 1996, the Court in the Watkins case dismissed the plaintiff's class action claims. The individual claims of alleged discrimination made by Mrs. Watkins were not dismissed.

    The Company intends to continue to vigorously defend the remaining individual claims by Mrs. Watkins, as well as the claims contained in the EEOC Charge and the Shores case that were described in Item 3 of the Company's Form 10-K for the fiscal year ended December 30, 1995.

Item 4.  Results of Votes of Security Holders
- ---------------------------------------------
    The Annual Meeting of Stockholders of the Company was held on May 14, 1996, for the purpose of fixing the number of and electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to management's solicitation. The number of directors was fixed at nine and all of management's nominees for directors as listed in the proxy statement were elected.

Item 6(a).  Exhibits
- --------------------
    27.  Financial Data Schedule for the six months ended June
29, 1996.

Item 6(b).  Reports on Form 8-K
- -------------------------------
    No reports on Form 8-K were filed during the three months ended June 29, 1996.

                          SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                    PUBLIX SUPER MARKETS, INC.



Date:  August 9, 1996     /s/ S. Keith Billups
                          ----------------------------------------------
                          S. Keith Billups, Secretary





Date:  August 9, 1996     /s/ William H. Vass
                          ----------------------------------------------
                           William  H.  Vass,  Executive  Vice President
                          (Principal Financial Officer)