Form 10-Q
period 1996-09-28
PUBLIX SUPER MARKETS INC
filed 1996-11-12
CIK 81061

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                   Washington, D.C.  20549


                          FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 28, 1996
                                                        ------------------

                              OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ____________ to ______________




                 Commission File Number 0-981
                 ----------------------------



                 PUBLIX SUPER MARKETS, INC.
    ------------------------------------------------------
    (Exact name of Registrant as specified in its charter)




          Florida                              59-0324412
-------------------------------    ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)



1936 George Jenkins Blvd.
Lakeland, Florida                                      33815
----------------------------------------    ---------------------------
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

Yes     X           No
    ----------         ----------

The  number  of shares outstanding of the Registrant's  common
stock,   $1.00  par  value,  as  of  November  1,   1996   was
218,862,671.








                      Page 1 of 9 pages

                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    PUBLIX SUPER MARKETS, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Amounts in thousands)

                              ASSETS
                                           September 28, 1996  December 30,1995
                                           ------------------  ----------------
                                               (Unaudited)
Current Assets
--------------
Cash and cash equivalents                       $  422,304         $  276,700
Short-term investments                              65,543             74,292
Accounts receivable                                 48,353             44,492
Merchandise inventories                            520,761            542,886
Deferred tax assets                                 37,915             36,475
Prepaid expenses                                     3,676              3,269
                                                ----------         ----------
    Total Current Assets                         1,098,552            978,114
                                                ----------         ----------
Long-term investments                              166,818            119,412
Investment in joint ventures                         4,880              4,888
Other noncurrent assets                              1,991              4,203
Property, plant and equipment                    2,671,136          2,540,205
Accumulated depreciation                        (1,183,844)        (1,087,457)
                                                ----------         ----------
         Total Assets                           $2,759,533         $2,559,365
                                                ==========         ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Current installments of long-term debt          $      701         $    1,265
Accounts payable                                   469,430            500,399
Accrued contributions to retirement plans          115,549             67,348
Accrued salaries and wages                          68,059             41,276
Accrued self-insurance reserves                     58,423             58,442
Federal and state income taxes                       6,304              1,318
Other                                               98,124             75,496
                                                ----------         ----------
    Total Current Liabilities                      816,590            745,544
                                                ----------         ----------
Long-term debt, excluding current installments       1,312              1,765
Deferred tax liabilities, net                      103,261            103,707
Self-insurance reserves                             65,255             60,435
Accrued postretirement benefit cost                 36,255             33,197
Other noncurrent liabilities                        48,997                ---

Stockholders' Equity
--------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares;  issued 225,746,454
  shares at September 28, 1996 and
  December 30, 1995                                225,746            225,746
Additional paid-in capital                          85,442             85,280
Reinvested earnings                              1,498,383          1,303,287
                                                ----------         ----------
                                                 1,809,571          1,614,313
Less treasury shares of 6,808,046
 at September 28, 1996, at cost                   (121,508)               ---

Unrealized gain (loss) on investment
  securities available-for-sale, net                  (200)               404
                                                ----------         ----------
    Total Stockholders' Equity                   1,687,863          1,614,717
                                                ----------         ----------
         Total Liabilities and Stockholders'
           Equity                               $2,759,533         $2,559,365
                                                ==========         ==========

See accompanying notes to condensed consolidated financial statements.

                  PUBLIX SUPER MARKETS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         (Amounts in thousands except per share amounts)


                                                   Three Months Ended

                                          September 28, 1996  September 30, 1995
                                          ------------------  ------------------
                                                        (Unaudited)
Revenues
--------
Sales                                        $  2,515,915        $  2,254,387
Other income, net                                  25,138              19,736
                                             ------------        ------------
    Total revenues                              2,541,053           2,274,123
                                             ------------        ------------

Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                      1,921,211           1,727,744
Operating and administrative expenses             509,843             462,469
Interest expense                                       52                  34
                                             ------------        ------------
    Total costs and expenses                    2,431,106           2,190,247
                                             ------------        ------------
Earnings before income tax expense                109,947              83,876
Income tax expense                                 40,787              31,105
                                             ------------        ------------
    Net earnings                             $     69,160        $     52,771
                                             ============        ============
Weighted average number of common
  shares outstanding                          219,377,612         223,538,918
                                             ============        ============
Net earnings per common share                $        .32        $        .24
                                             ============        ============
Cash dividends per common share                      none                none






























See accompanying notes to condensed consolidated financial statements.

                  PUBLIX SUPER MARKETS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         (Amounts in thousands except per share amounts)


                                                     Nine Months Ended

                                          September 28, 1996  September 30, 1995
                                          ------------------  ------------------
                                                        (Unaudited)
Revenues
--------
Sales                                        $  7,722,844        $  6,899,325
Other income, net                                  72,114              60,890
                                             ------------        ------------
    Total revenues                              7,794,958           6,960,215
                                             ------------        ------------

Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                      5,953,754           5,288,477
Operating and administrative expenses           1,483,665           1,372,164
Interest expense                                      177                 298
                                             ------------        ------------
    Total costs and expenses                    7,437,596           6,660,939
                                             ------------        ------------
Earnings before income tax expense                357,362             299,276
Income tax expense                                133,082             111,638
                                             ------------        ------------
    Net earnings                             $    224,280        $    187,638
                                             ============        ============
Weighted average number of common
  shares outstanding                          221,885,211         226,559,124
                                             ============        ============
Net earnings per common share                $       1.01        $        .83
                                             ============        ============
Cash dividends per common share              $        .13        $        .11
                                             ============        ============





























See accompanying notes to condensed consolidated financial statements.

                  PUBLIX SUPER MARKETS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts in thousands)



                                                      Nine Months Ended

                                            September 28, 1996 September 30,1995
                                            ------------------ -----------------
                                                         (Unaudited)
Cash Flows From Operating Activities
------------------------------------
Cash received from customers                     $7,768,719        $6,947,502
Cash paid to employees and suppliers             (7,083,677)       (6,412,922)
Income taxes paid                                  (129,602)         (113,435)
Payment for self-insured claims                     (76,913)          (70,677)
Other, net                                           15,968            11,048
                                                 ----------        ----------
   Net Cash Provided by Operating Activities        494,495           361,516
                                                 ----------        ----------

Cash Flows From Investing Activities
------------------------------------
Payment for property, plant and equipment          (155,150)         (184,757)
Payment for investment securities -
  available-for-sale                               (328,573)         (197,766)
Proceeds from sale of investment securities -
  available-for-sale                                287,727           201,768
Other, net                                            4,093             3,161
                                                 ----------        ----------
   Net Cash Used in Investing Activities           (191,903)         (177,594)
                                                 ----------        ----------

Cash Flows From Financing Activities
------------------------------------
Payment of long-term debt                            (1,017)           (1,231)
Proceeds from sale of common stock                   26,677            21,990
Payment for acquisition of common stock            (153,464)         (139,840)
Dividends paid                                      (29,184)          (25,250)
                                                 ----------        ----------
   Net Cash Used in Financing Activities           (156,988)         (144,331)
                                                 ----------        ----------

Net increase in cash and cash equivalents           145,604            39,591

Cash and cash equivalents at beginning of
  period                                            276,700           188,885
                                                 ----------        ----------
Cash and cash equivalents at end of period       $  422,304        $  228,476
                                                 ==========        ==========



















See accompanying notes to condensed consolidated financial statements.

                  PUBLIX SUPER MARKETS, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments deemed necessary to fairly reflect the financial position, results of operations and changes in cash flows of the Company for the interim periods presented.

2. Due  to the seasonal nature of the Company's business,  the
   results  for  the  three  months  and  nine  months   ended
   September 28, 1996 are not necessarily indicative of the results for the entire 1996 fiscal year.

3. Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

4. The condensed consolidated financial statements include the financial position, results of operations and cash flows of the Company and its wholly owned subsidiary. All material intercompany balances have been eliminated.

                  PUBLIX SUPER MARKETS, INC.


Item  2.    Management's Discussion and Analysis of  Financial Condition
------------------------------------------------------------------------
and Results of Operations
-------------------------
Liquidity and Capital Resources
-------------------------------
    Operating activities continue to be the Company's  primary
source   of   liquidity.   Net  cash  provided  by   operating
activities was approximately $494.5 million in the nine months ended  September 28, 1996, as compared with $361.5 million  in
the  nine  months  ended September 30, 1995.   Cash  and  cash
equivalents totaled $422.3 million as of September 28, 1996.

    Capital expenditures totaled $155.1 million in the nine months ended September 28, 1996. These expenditures were primarily incurred in connection with the opening of 24 new stores and the remodeling or enlarging of seven stores which added .97 million square feet. In addition, the Company closed eight stores. Capital expenditures in the nine months ended September 30, 1995, were approximately $184.8 million. These expenditures were primarily incurred in connection with the opening of 32 new stores and the remodeling or enlarging of 19 stores which added 1.5 million square feet. Construction was completed on a new distribution center and dairy processing plant in Lawrenceville, Georgia. In addition, the Company closed three stores.

    The Company has budgeted approximately $69.9 million for the remainder of 1996 for new store construction and the remodeling or enlarging of several existing stores. The capital budget is subject to continuing change and review. The remaining capital expenditures are expected to be financed by internally generated funds and current liquid assets.

   As of September 28, 1996 the Company has committed lines of credit for $100.0 million and one uncommitted line of credit for $25.0 million. These lines are reviewed annually by the banks. The interest rate for these lines is at or below the prime rate. No amounts were outstanding as of September 28, 1996.

    Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Management believes the Company's liquidity will continue to be strong.

Operating Results
-----------------
    Sales  increased  11.6% in the third quarter  of  1996  to
$2,515.9  million, an increase of $261.5 million  compared  to the same quarter in 1995. This represents an increase of $137.5 million or 6.1% in additional sales from stores that were open for all of both quarters (comparable stores) and additional sales of $124.0 million or 5.5% from the net impact of new and closed stores since July 1, 1995. Other income increased $5.4 million or 27.4% in the third quarter of 1996 as compared to the same quarter in 1995.

    Sales increased 11.9% in the nine months ended September 28, 1996, to $7,722.8 million, an increase of $823.5 million over the nine months ended September 30, 1995. This reflects an increase of $420.1 or 6.1% in sales from comparable stores and sales of $403.4 or 5.8% from the net impact of new and closed stores since July 1, 1995. Other revenue increased $11.2 million or 18.4% in the first nine months of 1996 as compared to the first nine months of 1995.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 76.4% and 76.6% in the quarters ended
September 28, 1996 and September 30, 1995, respectively. These cost of sales percentages were 77.1% and 76.7% for the nine months ended September 28, 1996 and September 30, 1995, respectively.

                  PUBLIX SUPER MARKETS, INC.


    Operating and administrative expenses, as a percentage of sales, were approximately 20.3% and 20.5% for the quarters ended September 28, 1996, and September 30, 1995, respectively. The operating and administrative expenses, as a percentage of sales, were 19.2% and 19.9% for the nine months ended September 28, 1996 and September 30, 1995, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.


                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
    In Item 3 of the Company's Form 10-K for the fiscal year ended December 30, 1995, the Company described class action litigation against the Company (the "Shores" case) involving alleged violations of the Federal Civil Rights Act and Florida law with respect to certain of the Company's retail employees. On April 23, 1996, the Company sought reconsideration of the Court's class certification order or, in the alternative, a right to an immediate appeal of that order. This motion remains pending, and the Company is in the process of taking additional steps to secure review of the Court's order.

    As reported in the Company's Form 10-Q for the quarter ended March 30, 1996, a suit seeking class action status was filed on March 28, 1996 against the Company by Kathy Watkins (the "Watkins" case). In her Complaint, the plaintiff alleged that the Company violated Federal and Florida Civil Rights
Acts with respect to women in its manufacturing and supply facilities. As reported in the Company's Form 10-Q for the quarter ended June 29, 1996, the Court on August 7, 1996, dismissed the plaintiff's class action claims. The individual claims of alleged discrimination made by Mrs. Watkins remain.

    The Company continues to vigorously defend the claims in the Shores and Watkins cases, as well as those in the EEOC
Charge that were also described in the Form 10-K for the fiscal year ended December 30, 1995.

Item 6(a).  Exhibits
--------------------
    27.   Financial  Data Schedule for the nine  months  ended
September 28, 1996.

Item 6(b).  Reports on Form 8-K
-------------------------------
    No reports on Form 8-K were filed during the three months ended September 28, 1996.

                          SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                    PUBLIX SUPER MARKETS, INC.



Date:  November 8, 1996     /s/ S. Keith Billups
                            -------------------------------------------
                            S. Keith Billups, Secretary





Date:  November 8, 1996     /s/ William H. Vass
                            -------------------------------------------
                            William  H. Vass, Executive  Vice President
                            (Principal Financial Officer)