Form 10-K
period 1996-12-28
PUBLIX SUPER MARKETS INC
filed 1997-03-28
CIK 81061

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 28, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to ____________

                       Commission File Number 0-981
                                              -----
                      PUBLIX SUPER MARKETS, INC.
        ------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

      Florida                                   59-0324412
------------------------             ------------------------------------
(State of Incorporation)             (I.R.S. Employer Identification No.)

1936 George Jenkins Boulevard
Lakeland, Florida                               33815
----------------------------------------        ----------
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

Yes       X          No
    --------------      --------------
The  aggregate market value of the voting stock held by non-affiliates
of   the   Registrant   as   of  March  4,  1997   was   approximately
$2,761,432,191.

The number of shares of Registrant's common stock outstanding as of March 4, 1997 was 219,559,931.

DOCUMENTS INCORPORATED BY REFERENCE

Pages 2 through 8 of Proxy Statement solicited for the 1997 Annual Meeting of Stockholders to be held on May 13, 1997 are incorporated by reference in Items 10, 11 and 13 of Part III hereof.

                                PART I

Item 1.  Business
-----------------
     Publix Super Markets, Inc. is based in Lakeland, Florida and was incorporated in Florida on December 27, 1921. Publix Super Markets, Inc. and its wholly owned subsidiary, hereinafter collectively referred to as the "Company," is in the business of operating retail food supermarkets in Florida, Georgia, South Carolina and Alabama.

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

     The Company manufactures dairy, bakery and deli products. The Company's dairy plants are located in Lakeland and Deerfield Beach, Florida, and Lawrenceville, Georgia. The bakery and deli plants are located in Lakeland, Florida. The Company receives the food and non-food items it distributes from many sources. These products are generally available in sufficient quantities to enable the Company to adequately satisfy its customers. The Company believes that its sources of supply of these products and raw materials used in manufacturing are adequate for its needs and that it is not dependent upon a single or relatively few suppliers.

     The Company operated 534 supermarkets at the end of 1996, compared with 508 at the beginning of the year. In 1996, 34 stores were opened, eight stores were closed, and 12 stores were expanded or remodeled. The net increase in square footage was 1.4 million or 6.2% since 1995. The Company entered the Georgia market in 1991, the South Carolina market in 1993, and the Alabama market in 1996. At the end of 1996, the Company had 446 stores located in Florida, 73 located in Georgia, 13 located in South Carolina and two located in Alabama.

     As of year end, the Company had 12 stores under construction in Florida, 10 in Georgia, three in South Carolina and one in Alabama.

     The Company is engaged in a highly competitive industry. Competition, based primarily on price, quality of goods and service, convenience and product mix, is with several national and regional chains, independent stores and mass merchandisers throughout its market areas. The Company anticipates continued competitor format innovation and location additions in 1997.

     The influx of winter residents to Florida and increased purchases of food during the traditional Thanksgiving, Christmas and Easter holidays typically results in seasonal sales increases between November and April of each year.

     The Company has experienced no significant changes in the kinds of products sold or in its methods of distribution since the beginning of the fiscal year.

     The Company had approximately 103,000 employees at the end of 1996, compared with 95,000 at the end of 1995. Of this total, approximately 64,000 at the end of 1996 and 60,000 at the end of 1995 were not full-time employees.

     The Company's research and development expenses are insignificant.

     Compliance by the Company with Federal, state and local environmental protection laws during 1996 had no material effect upon capital expenditures, earnings or the competitive position of the Company.

Item 2.  Properties
-------------------
     At year end, the Company operated approximately 23.9 million square feet of retail space. The Company's stores vary in size. Current store prototypes range from 27,000 to 65,000 square feet. Stores are often located in strip shopping centers where the Company is the anchor tenant.

     The majority of the Company's retail stores are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by leases on other properties. At 45 locations both the building and land are owned and at 29 other locations the building is owned while the land is leased.

     The Company supplies its retail stores from eight distribution centers located in Lakeland, Miami, Jacksonville, Sarasota, Orlando, Deerfield Beach and Boynton Beach, Florida, and Lawrenceville,
Georgia.

     The Company's corporate offices, distribution facilities and manufacturing plants are owned with no outstanding debt.

     All of the Company's properties are well maintained and in good operating condition and suitable and adequate for operating its business.

Item 3.  Legal Proceedings
--------------------------
     The Company was the subject of a notice of charge (the "Charge") issued by the Equal Employment Opportunity Commission (the "EEOC") in March 1992, In the Matter of: Kemp v. Publix Super Markets, Inc., alleging that the Company had and was engaged in violations of Title VII of the Federal Civil Rights Act by discriminating against women with respect to job assignments and promotions because of their gender. The Charge was subsequently expanded to include allegations of race discrimination.

     The Company was also a defendant in a certified class action filed in July 1995 in the Federal District Court for the Middle District of Florida, Tampa Division (the "Court"), by certain present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Shores case"). The plaintiffs alleged that the Company had and was then engaged in a policy and pattern or practice of gender-based discriminatory treatment of female employees with respect to job assignments, promotional opportunities, management positions, equal pay, full-time status, bonuses, and other benefits and conditions of employment, all in violation of Title VII of the Federal Civil Rights Act, as well as the Florida Civil Rights Act of 1992. The litigation class certified by the Court consisted of all female employees of the Company who from May 22, 1991 (Florida and South Carolina operations) or from October 19, 1991 (Georgia operations) had worked or were working in the Company's retail operations; expressly excluded were females who had worked only in the Company's pharmacy operations.

     On January 24, 1997, the Company, the EEOC and the plaintiffs in the Shores case entered into a settlement agreement (the "Shores Agreement") with respect to all matters related to the case. On January 27, 1997, the Court preliminarily approved the Shores Agreement. All parties intend to diligently pursue final approval of the Shores Agreement with the Court.

     Under the Shores Agreement, the Company will pay $81.5 million to the plaintiffs, their counsel and other class members. The Company agreed to establish a formal system by which employees will be considered for promotion. Promotions will be based on qualifications and expressed interest of employees. The Company has also agreed to make certain other procedural changes.

     Also on January 24, 1997, the Company agreed with the EEOC (the "EEOC Agreement") to settle all pending EEOC charges related to gender and race discrimination that were not included in the Shores Agreement. Under the EEOC Agreement, the Company agreed to pay an additional $3.5 million to members of the affected classes. The Company also agreed to follow procedures with respect to class members similar to those established under the Shores Agreement.

     The settlement agreements recognize that the Company continues to deny that it has engaged in any unlawful discriminatory activity.

     The Company will pay the settlements from liquid investment funds currently on hand and the settlements were charged against the Company's fiscal 1996 fourth quarter results. Management does not believe that the settlements will cause any cash flow or liquidity problems or will have any material impact on the Company's future financial results.

     The Company is also a party in various other legal claims and actions considered in the normal course of business. Management believes that the ultimate disposition of these matters will not have a material effect on the Company's liquidity, results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     None

                   EXECUTIVE OFFICERS OF THE COMPANY


                                                                               Served as
                                                    Nature of Family           Officer of
                                                      Relationship              Company
     Name                Age  Position              Between Officers             Since
     ----                ---  --------              ----------------             -----
Howard M. Jenkins         45  Chairman of           Cousin of                     1976
                              the Board and         Charles H. Jenkins,
                              Chief Executive       Jr., uncle of
                              Officer               W. Edwin Crenshaw
                                                    and brother-in-law
                                                    of Hoyt R. Barnett

Charles H. Jenkins, Jr.   53  Chairman of the       Cousin of                     1974
                              Executive Committee   Howard M. Jenkins and
                                                    cousin of
                                                    W. Edwin Crenshaw

W. Edwin Crenshaw         46  President             Nephew of                     1990
                                                    Howard M. Jenkins
                                                    and cousin of
                                                    Charles H. Jenkins, Jr.

William H. Vass           47  Executive                                           1986
                              Vice President

Hoyt R. Barnett           53  Executive             Brother-in-law of             1977
                              Vice President        Howard M. Jenkins

Jesse L. Benton           54  Vice President                                      1988

S. Keith Billups          64  Secretary                                           1968

Bennie F. Brown           55  Vice President                                      1992

R. Scott Charlton         38  Vice President                                      1992

William R. Curry          56  Vice President                                      1990

Carolyn C. Day            51  Assistant Secretary                                 1992

Glenn J. Eschrich         52  Vice President                                      1995

William V. Fauerbach      50  Vice President                                      1997

John R. Frazier           46  Vice President                                      1997

M. Clayton Hollis, Jr.    40  Vice President                                      1994

Mark R. Irby              41  Vice President                                      1989

Tina P. Johnson           37  Vice President                                      1990
                              and Treasurer

James J. Lobinsky         57  Vice President                                      1992

Thomas M. McLaughlin      46  Vice President                                      1994

Sharon A. Miller          53  Assistant Secretary                                 1992

Robert H. Moore           54  Vice President                                      1994

                   EXECUTIVE OFFICERS OF THE COMPANY


                                                                               Served as
                                                    Nature of Family           Officer of
                                                      Relationship              Company
     Name                Age  Position              Between Officers             Since
     ----                ---  --------              ----------------             -----
Thomas M. O'Connor        49  Vice President                                      1992

David P. Phillips         37  Vice President                                      1990
                              and Controller

James H. Rhodes II        52  Vice President                                      1995

Daniel M. Risener         56  Vice President                                      1985

Edward T. Shivers         57  Vice President                                      1985

James F. Slappey          54  Vice President                                      1992

The terms of all officers expire at the annual meeting of the Company in May 1997, with the exception of Bennie F. Brown and William R.
Curry whose retirements were effective December 31, 1996.

Name                      Business Experience During Last Five Years
----                      ------------------------------------------
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

William  H. Vass          Vice President and Treasurer of the Company to November
                          1992, Executive Vice President and Trustee of the
                          ESOT thereafter.

Hoyt  R. Barnett          Executive Vice President of the Company to March 1992,
                          Executive Vice President and Trustee of the Profit Sharing
                          Plan thereafter.

Jesse L. Benton           Vice President of the Company.

S. Keith Billups          Secretary of the Company.

Bennie F. Brown           Vice President of the Company.

R. Scott Charlton         Vice President of the Company.

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

William  V.  Fauerbach    Assistant Director of Retail Operations - Miami Division
                          of the Company to January 1994, Regional Director of
                          Retail  Operations - Miami Division to January 1997, Vice
                          President thereafter.

John R. Frazier           Real Estate Manager of the Company to August 1996,
                          Director of Real Estate to January 1997, Vice President
                          thereafter.

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

James J. Lobinsky         Vice President of the Company

Thomas  M.  McLaughlin    Director of Retail Operations - Lakeland Division of the
                          Company to January 1994, Regional Director of Retail
                          Operations - Lakeland Division to June 1994, Vice
                          President thereafter.

Name                      Business Experience During Last Five Years
----                      ------------------------------------------
Sharon A. Miller          Director of Administration of the Company to July 1992,
                          Director of Administration and Assistant Secretary
                          thereafter.

Robert H. Moore           Director of Retail Operations - Atlanta Division of the
                          Company to January 1994, Vice President thereafter.

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

James H. Rhodes II        Director of Human Resources of the Company to April 1995,
                          Vice President thereafter.

Daniel M. Risener         Vice President of the Company.

Edward T. Shivers         Vice President of the Company.

James F. Slappey          Director of Warehousing and Distribution - Lakeland
                          Division of the Company to November 1992, Vice President
                          thereafter.


                                 PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters
------------------------------------------------------------------------------
(a)Market Information
   ------------------
   Substantially all transactions of the Company's common stock have been among the Company, its employees, former employees, their families and various benefit plans established for the Company's employees. The market price of the Company's common stock is determined by the Board of Directors based upon appraisals prepared by an independent appraiser. The market price for 1996 and 1995 was as follows:

                                                    1996         1995
                                                    ----         ----
           January - February                     $16.25       $13.75
           March - April                           16.75        14.25
           May - July                              18.50        14.25
           August - October                        20.00        15.50
           November - December                     20.75        16.25

(b)Approximate Number of Equity Security Holders
   ---------------------------------------------
   As of March 4, 1997, the approximate number of holders of record of the Company`s common stock was 67,000.

(c)Dividends
   ---------
   The Company paid cash dividends of $.13 per share of common stock in 1996 and $.11 per share in 1995. Payment of dividends is within the discretion of the Company's Board of Directors and depends on, among other factors, earnings, capital requirements and the operating and financial condition of the Company. It is expected that comparable cash dividends will be paid in the future.

Item 6.  Five Year Summary of Selected Financial Data
-----------------------------------------------------

                             1996         1995         1994         1993         1992
                             ----         ----         ----         ----         ----
Sales:
  Sales                 $10,431,302    9,393,021    8,664,795    7,472,652    6,664,309
  Percent increase            11.1%         8.4%        16.0%        12.1%         8.5%
  Comparable store sales
    percent increase           5.6%         2.8%         5.2%         6.4%         4.6%

Earnings:
  Gross profit          $ 2,424,799    2,124,036    1,952,043    1,638,044    1,479,788
  Earnings before income
    tax expense and
    cumulative effect
    of changes in
    accounting
    principles          $   416,584      381,500      378,300      288,709      253,677
  Net earnings before
    cumulative effect
    of changes in
    accounting
    principles          $   265,176      242,141      238,567      183,811      166,455
  Net earnings          $   265,176      242,141      238,567      180,317      166,455
  Net earnings as a
    percent of sales          2.54%        2.58%        2.75%        2.41%        2.50%

Common stock:
  Weighted average
    shares outstanding* 221,195,884  225,852,938  231,514,459  236,249,110  239,248,081
  Net earnings per
    common share,
    based on weighted
    average shares
    outstanding*        $      1.20         1.07         1.03          .76          .70
  Dividends per share*  $       .13          .11          .09          .08          .08

Financial data:
  Capital expenditures  $   226,752      256,629      374,190      320,167      202,597
  Working capital       $   317,265      232,570      159,971      137,160      241,191
  Current ratio                1.35         1.31         1.24         1.23         1.48
  Total assets          $ 2,921,084    2,559,365    2,302,336    2,054,315    1,791,247
  Long-term debt        $       108        1,765        3,031        4,930        6,938
  Stockholders' equity  $ 1,751,179    1,614,717    1,473,154    1,308,009    1,168,091

Other:
  Number of stores              534          508          470          425          400

NOTE:  Amounts are in thousands, except per share and share amounts.
       Fiscal year 1994 includes 53 weeks.  All other years include 52 weeks.


*  Restated to give retroactive effect for 5-for-1 stock split in July 1992.

Item 7.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------
Business Environment
--------------------
            As of December 28, 1996, the Company operated 534 retail grocery stores representing approximately 23.9 million square feet of retail space. Historically, the Company's primary competition has been from national and regional chains and smaller independents located throughout its market areas. The Company has continued to experience increased competition from mass merchandisers. The products offered by these retailers include many of the same items sold by the Company.

            At the end of fiscal 1996, the Company had 446 stores located in Florida, 73 located in Georgia, 13 located in South Carolina and two located in Alabama. The Company opened its first store in Georgia during the fourth quarter of 1991, its first store in South Carolina in the fourth quarter of 1993, and its first store in Alabama in the third quarter of 1996. The Company opened 13 stores in Florida, 17 stores in Georgia, two stores in South Carolina and two stores in Alabama during 1996. The Company intends to continue to pursue vigorously new locations in Florida and other states.

Liquidity and Capital Resources
-------------------------------
     Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $639.9 million in 1996, compared with $488.3 million in 1995 and $428.4 million in 1994. Working capital was approximately $317.3 million as of December 28, 1996, as compared with $232.6 million and $160.0 million as of December 30, 1995 and December 31, 1994, respectively. Cash and cash equivalents aggregated approximately $457.4 million as of December 28, 1996 as compared with $276.7 million and $188.9 million as of December 30, 1995 and December 31, 1994, respectively.

     Capital expenditures totaled $226.8 million in 1996. These expenditures were primarily incurred in connection with the opening of 34 new stores and remodeling or expanding 12 stores which added 1.4 million square feet. In addition, the Company closed eight stores. Capital expenditures totaled $256.6 million in 1995. These expenditures were primarily incurred in connection with the opening of 44 new stores and remodeling or expanding 19 stores which added 2.2 million square feet. Construction was completed on a new distribution center and dairy processing plant in Lawrenceville, Georgia. In addition, the Company closed six stores. Capital expenditures totaled $374.2 million in 1994. These expenditures were primarily incurred in connection with the opening of 50 new stores and remodeling or expanding 18 stores which added 2.6 million square feet. Construction was completed on a new general merchandise warehouse in Lakeland, Florida, and significant expenditures were incurred in the continued construction of a new distribution center in Lawrenceville, Georgia. In addition, the Company closed five stores.

     The Company hopes to open as many as 44 stores in 1997. Although real estate development is unpredictable, the Company's 1997 new store growth represents a reasonable estimate of anticipated future growth. Capital expenditures for 1997, primarily made up of new store construction and the remodeling or expanding of several existing stores, are expected to be approximately $300 million. This capital program is subject to continuing change and review. The 1997 capital expenditures are expected to be financed by internally generated funds and current liquid assets. In the normal course of operations, the Company replaces stores and closes unprofitable stores. The impact of future store closings is not expected to be material.

     The Company is self-insured, up to certain limits, for health care, fleet liability, general liability and workers' compensation claims. Reserves are established to cover estimated liabilities for existing and anticipated claims based on actual experience including, where necessary, actuarial studies. The Company has insurance coverage for losses in excess of varying amounts. The provision for self-insured reserves was $122.0 million, $103.1 million and $89.6 million in fiscal 1996, 1995 and 1994, respectively. The Company does not believe its self-insurance program will have a material adverse impact on its future liquidity, financial condition or results of operations.

     The Company has committed lines of credit totaling $100.0 million and one uncommitted line of credit for $25.0 million. These lines are reviewed annually by the banks. The interest rates for these lines are at or below the prime rate. No amounts were outstanding on the lines of credit as of December 28, 1996 or December 30, 1995.

     Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Short-term investments were approximately $65.6 million in 1996 compared with $74.3 million in 1995. Long-term investments, primarily comprised of tax exempt bonds and preferred stocks, were approximately $172.5 million in 1996 compared with $119.4 million in 1995. Management believes the Company's liquidity will continue to be strong.

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

Results of Operations
---------------------
     The Company's fiscal year ends on the last Saturday in December. Fiscal years 1996 and 1995 included 52 weeks and fiscal year 1994 included 53 weeks.

     Sales for fiscal 1996 were $10,431.3 million as compared with $9,393.0 million in fiscal 1995, an 11.1% increase. This reflects an increase of $526.0 million or 5.6% in sales from stores that were open for all of both years (comparable stores) and sales of $512.3 million or 5.5% from the net impact of new and closed stores since the beginning of 1995. Net new stores contributed an increase of 6.2% or approximately 1.4 million square feet in retail space in fiscal 1996.

     Sales for fiscal 1995 were $9,393.0 million as compared with $8,664.8 million in fiscal 1994, an 8.4% increase. On a comparative 52 week basis, the Company estimates that sales rose 10.3%. This reflects an increase of $243.6 million or 2.8% in sales from comparable stores and sales of $653.7 million or 7.5% from the net impact of new and closed stores since the beginning of 1994. Net new stores contributed an increase of 9.8% or approximately 2.0 million square feet in retail space in fiscal 1995.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses was approximately 76.8% of sales in 1996 as compared with 77.4% and 77.5% in 1995 and 1994, respectively. In 1996 and 1995, cost of merchandise sold decreased as a percentage of sales due to buying and merchandising efficiencies.

     Operating and administrative expenses, as a percent of sales, were 19.3%, 19.4% and 19.1% in 1996, 1995 and 1994, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.

     In recent years, the impact of inflation on the Company's food prices has been lower than the overall increase in the Consumer Price Index.

Nonrecurring Charge
-------------------
     An $89.0 million nonrecurring charge was recorded in the fourth quarter of 1996 to cover the settlements of class action litigation against the Company involving alleged violations of the Federal Civil Rights Act and Florida law with respect to certain of the Company's retail employees and certain other allegations resulting from a notice of charge issued by the Equal Employment Opportunity Commission. The nonrecurring charge covers the full cost of the settlements, including the agreed payments to class members and their counsel, as well as the estimated cost of implementing and complying with the procedures agreed to be established under the settlements. The impact of the nonrecurring charge on net earnings was $46.4 million or $.21 per share for fiscal 1996.

     The liability for the settlements is reflected as a current nonrecurring accrued liability in the Company's consolidated balance sheet as of December 28, 1996.

Accounting Standards
--------------------
     The Company adopted Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in the first quarter of 1994. This Standard requires the reporting of certain securities at fair value except for those securities which the Company has the positive intent and ability to hold to maturity. The Company adopted the provisions of this Standard for investments held as of, or acquired after, the beginning of fiscal 1994. The cumulative effect of adopting the Standard as of the beginning of fiscal 1994 was not material. In accordance with the Standard, prior period financial statements were not restated to reflect the change in accounting principle.

     The Company adopted Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in the first quarter of 1996. This Standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Standard also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell. The effect of adopting the Standard as of the beginning of fiscal 1996 was not material.


Item 8.  Financial Statements and Supplemental Data
---------------------------------------------------
     The Company's financial statements, together with the independent auditors' report thereon, are included in the section following Part IV of this report.

Item  9.   Changes in and Disagreements with Accountants on Accounting
----------------------------------------------------------------------
           and Financial Disclosure
           ------------------------
     None

                               PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons
----------------------------------------------------------------------
          of the Registrant
          -----------------
  Certain information concerning the directors of the Company is incorporated by reference to pages 2 through 5 of the Proxy Statement of the Company (1997 Proxy Statement) which the Company intends to file no later than 120 days after its fiscal year end. Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of the Company."


Item 11.  Executive Compensation
--------------------------------
  Information regarding executive compensation is incorporated by reference to pages 5 through 8 of the 1997 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
  The following table sets forth, as of March 4, 1997, the information with respect to common stock ownership of all directors, including some who are 5% or more beneficial owners, and all officers and directors as a group. Also, listed are others known by the Company to own beneficially 5% or more of the shares of the Company's common stock.

                                     Amount and Nature           Percent
Name                            of Beneficial Ownership (1)      of Class
----                            ---------------------------      --------
Carol Jenkins Barnett                 12,299,237 (2)                5.60

Hoyt R. Barnett                       22,594,229 (3)               10.29

W. Edwin Crenshaw                        641,812                       *

Mark C. Hollis                         1,432,188 (4)                   *

Charles H. Jenkins, Jr.                1,791,593                       *

Howard M. Jenkins                     13,683,037 (5)                6.23

Tina P. Johnson                        1,681,624 (6)                   *

E. V. McClurg                          1,987,892                       *

William H. Vass                       32,590,655 (7)               14.84

All Officers and Directors
as a group (28 individuals)           88,063,160 (8)               40.11

All Other Beneficial Owners:
----------------------------
Publix Super Markets, Inc.
Profit Sharing Plan and Trust         21,200,000                    9.66

Publix Super Markets, Inc.
Employee Stock Ownership Plan
and Trust                             32,556,845                   14.83

Nancy E. Jenkins                      14,703,305                    6.70

*Shares represent less than 1% of class.
 Note references are explained on the following page.

(1) As used in the table on the preceding page, "beneficial ownership" means the sole or shared voting or investment power with respect to the Company's common stock. Holdings of officers include shares allocated to their individual accounts in the Company's Employee Stock Ownership Plan, over which each officer exercises sole voting power and shared investment power. In accordance with the beneficial ownership regulations, the same shares of common stock may be included as beneficially owned by more than one individual or entity. The address for all beneficial owners is 1936 George Jenkins Boulevard, Lakeland, Florida 33815.

(2) Includes 1,268,316 shares which are also shown as beneficially owned by Carol Jenkins Barnett's husband, Hoyt R. Barnett, but excludes all other shares beneficially owned by Hoyt R. Barnett, as to which Carol Jenkins Barnett disclaims beneficial ownership.

(3) Hoyt R. Barnett is Trustee of the Profit Sharing Plan which is the record owner of 21,200,000 shares of common stock over which he exercises sole voting and investment power. Total shares beneficially owned include 1,268,316 shares also shown as beneficially owned by his wife, Carol Jenkins Barnett, but exclude all other shares of common stock beneficially owned by Carol Jenkins Barnett, as to which Hoyt R. Barnett disclaims beneficial ownership.

(4) All shares are owned in a family trust over which Mark C. Hollis is Co-Trustee with his wife. As Co-Trustee, Mark C. Hollis has shared voting and investment power for these shares.

(5) Howard M. Jenkins has sole voting and sole investment power over 2,802,490 shares of common stock which are held directly, sole voting and sole investment power over 162,103 shares which are held indirectly and shared voting and shared investment power over 10,700,373 shares which are held indirectly.

(6) Tina P. Johnson is Trustee of the 401(k) Plan - Publix Stock Fund which is the record owner of 1,634,149 shares of common stock over which she has sole voting and shared investment power.

(7) William H. Vass is Trustee of the Employee Stock Ownership Plan
    (ESOT) which is the record owner of 32,556,845 shares of common stock over which he has shared investment power. As Trustee, William H. Vass exercises sole voting power over 643,923 shares in the ESOT because such shares have not been allocated to participants' accounts. For ESOT shares allocated to participants' accounts, William H. Vass will vote shares as instructed by participants. Additionally, William H. Vass will vote ESOT shares for which no instruction is received.

(8) Includes 55,390,994 shares of common stock owned by the Profit Sharing Plan, ESOT and 401(k) Plan.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
   Information regarding certain relationships and related transactions is incorporated by reference to pages 2 through 5 and 8 of the 1997 Proxy Statement.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
------------------------------------------------------------------------
(a)  Consolidated Financial Statements and Schedule
     ----------------------------------------------
     The consolidated financial statements and schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K
     -------------------
     The Company filed a report on Form 8-K dated January 24, 1997, reporting the Shores Agreement and the EEOC Agreement as described in Part I, Item 3.

(c)  Exhibits
     --------
     3(a). Articles of Incorporation of the Company, together with all amendments thereto are incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 25, 1993.

     3(b). Amended and Restated By-laws of the Company.

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

           Deed of Termination of Voting Trust Agreement dated September 12, 1986, between Howard M. Jenkins, Julia
           J. Fancelli, Nancy E. Jenkins and David F. Jenkins effective June 9, 1995 is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 30, 1995.

     21.   Subsidiary of the Company.

     27.   Financial Data Schedule for the year ended December 28, 1996.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PUBLIX SUPER MARKETS, INC.


March 4, 1997                        By: /s/ S. Keith Billups
                                         --------------------
                                         S. Keith Billups
                                         Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                              Chairman of the Board, Chief
                              Executive Officer and Director
/s/ Howard M. Jenkins         (Principal Executive Officer)   March 4, 1997
---------------------------
Howard M. Jenkins


                              Chairman of the Executive
/s/ Charles H. Jenkins, Jr.   Committee and Director          March 4, 1997
---------------------------
Charles H. Jenkins, Jr.



/s/ W. Edwin Crenshaw         President and Director          March 4, 1997
---------------------------
W. Edwin Crenshaw

                              Executive Vice President
                              and Director
/s/ William H. Vass           (Principal Financial Officer)   March 4, 1997
---------------------------
William H. Vass


                              Executive Vice President
/s/ Hoyt R. Barnett           and Director                    March 4, 1997
---------------------------
Hoyt R. Barnett


                              Vice President,
/s/ Tina P. Johnson           Treasurer and Director          March 4, 1997
---------------------------
Tina P. Johnson


                              Vice President and Controller
/s/ David P. Phillips         (Principal Accounting Officer)  March 4, 1997
---------------------------
David P. Phillips

                      PUBLIX SUPER MARKETS, INC.

        Index to Consolidated Financial Statements and Schedule


Independent Auditors' Report

Consolidated Financial Statements:

 Consolidated Balance Sheets - December 28, 1996 and December 30, 1995

 Consolidated Statements of Earnings - Years ended December 28, 1996,
   December 30, 1995 and December 31, 1994

 Consolidated Statements of Stockholders' Equity - Years ended
   December 28, 1996, December 30, 1995 and December 31, 1994

 Consolidated Statements of Cash Flows - Years ended December 28, 1996,
   December 30, 1995 and December 31, 1994

 Notes to Consolidated Financial Statements


The following consolidated supporting schedule of Publix Super Markets, Inc.
 for the years ended December 28, 1996, December 30, 1995 and
 December 31, 1994 is submitted herewith:

Schedule:
  II -    Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------




To the Stockholders of
Publix Super Markets, Inc.:

We have audited the consolidated financial statements of Publix Super Markets, Inc. (the "Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. as of December 28, 1996 and December 30, 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                           KPMG PEAT MARWICK LLP




Tampa, Florida
February 26, 1997

                      PUBLIX SUPER MARKETS, INC.

                      Consolidated Balance Sheets

                         December 28, 1996 and
                           December 30, 1995

                        Assets                        1996              1995
                        ------                        ----              ----
                                                      (Amounts in thousands)
Current assets:
  Cash and cash equivalents                       $  457,405           276,700
  Short-term investments                              65,586            74,292
  Trade receivables (principally due from
     suppliers)                                       61,221            44,492
  Merchandise inventories                            570,254           542,886
  Deferred tax assets                                 71,027            36,475
  Prepaid expenses                                     1,339             3,269
                                                  ----------        ----------
       Total current assets                        1,226,832           978,114
                                                  ----------        ----------


Long-term investments                                172,486           119,412
Other noncurrent assets                               11,491             9,091

Property, plant and equipment:
  Land                                                87,052            77,741
  Buildings and improvements                         577,129           547,647
  Furniture, fixtures and equipment                1,747,854         1,599,133
  Leasehold improvements                             282,922           256,517
  Construction in progress                            33,509            59,167
                                                  ----------        ----------
                                                   2,728,466         2,540,205

  Less accumulated depreciation                    1,218,191         1,087,457
                                                  ----------        ----------
       Net property, plant and equipment           1,510,275         1,452,748
                                                  ----------        ----------
                                                  $2,921,084         2,559,365
                                                  ==========        ==========































  See accompanying notes to consolidated financial statements.

                      PUBLIX SUPER MARKETS, INC.

                      Consolidated Balance Sheets

                         December 28, 1996 and
                           December 30, 1995

       Liabilities and Stockholders' Equity           1996              1995
       ------------------------------------           ----              ----
                                                      (Amounts in thousands)
Current liabilities:
  Current installments of long-term debt          $      130             1,265
  Accounts payable                                   523,497           500,399
  Accrued expenses:
    Salaries and wages                                47,115            41,276
    Contribution to retirement plans                  73,555            67,348
    Self-insurance reserves                           64,250            58,442
    Other                                             90,984            75,496
    Nonrecurring charge                               89,000               ---
                                                  ----------        ----------
       Total accrued expenses                        364,904           242,562
                                                  ----------        ----------
  Federal and state income taxes                      21,036             1,318
                                                  ----------        ----------
       Total current liabilities                     909,567           745,544

Long-term debt, excluding current installments           108             1,765
Deferred tax liabilities, net                        100,127           103,707
Self-insurance reserves                               73,336            60,435
Accrued postretirement benefit cost                   37,295            33,197
Other noncurrent liabilities                          49,472               ---
                                                  ----------        ----------
       Total liabilities                           1,169,905           944,648
                                                  ----------        ----------
Stockholders' equity:
  Common stock of $1 par value.  Authorized
    300,000,000 shares; issued and outstanding
    219,942,912 shares in 1996 and 225,746,454
    shares in 1995                                   219,943           225,746
  Additional paid-in capital                          91,991            85,280
  Reinvested earnings                              1,437,902         1,303,287
                                                  ----------        ----------
                                                   1,749,836         1,614,313
  Unrealized gain on investment
    securities available-for-sale, net                 1,343               404
                                                  ----------        ----------
       Total stockholders' equity                  1,751,179         1,614,717

Commitments and contingencies
                                                  ----------        ----------
                                                  $2,921,084         2,559,365
                                                  ==========        ==========


















  See accompanying notes to consolidated financial statements.

                      PUBLIX SUPER MARKETS, INC.

                  Consolidated Statements of Earnings

           Years ended December 28, 1996, December 30, 1995
                         and December 31, 1994


                                              1996         1995         1994
                                              ----         ----         ----
                                                   (Amounts in thousands,
                                                  except per share amounts)
Revenues:
 Sales                                     $10,431,302    9,393,021    8,664,795
 Other income, net                              94,667       77,685       77,693
                                           -----------   ----------   ----------
     Total revenues                         10,525,969    9,470,706    8,742,488
                                           -----------   ----------   ----------

Costs and expenses:
 Cost of merchandise sold including
   store occupancy, warehousing
   and delivery expenses                     8,006,503    7,268,985    6,712,752
 Operating and administrative
   expenses                                  2,013,655    1,819,792    1,650,768
 Nonrecurring charge                            89,000          ---          ---
 Interest expense                                  227          429          668
                                           -----------   ----------   ----------
     Total costs and expenses               10,109,385    9,089,206    8,364,188
                                           -----------   ----------   ----------
Earnings before income tax expense             416,584      381,500      378,300

Income tax expense                             151,408      139,359      139,733
                                           -----------   ----------   ----------
Net earnings                               $   265,176      242,141      238,567
                                           ===========   ==========   ==========
Net earnings per common share,
  based on weighted average
  shares outstanding                       $      1.20         1.07         1.03
                                           ===========   ==========   ==========

































See accompanying notes to consolidated financial statements.

                           PUBLIX SUPER MARKETS, INC.

                 Consolidated Statements of Stockholders' Equity

                Years ended December 28, 1996, December 30, 1995
                              and December 31, 1994

                                                                                      Common     Unrealized
                                                                                      stock      gain (loss)
                                                                                     acquired   on investment     Total
                                                        Additional                     from      securities       stock-
                                               Common    paid-in      Reinvested       stock-     available-     holders'
                                                stock    capital       earnings       holders   for-sale, net     equity
                                                -----    -------       --------       -------   -------------     ------
                                                                      (Amounts in thousands)
Balances at December 25, 1993                 $238,157    73,240      1,020,565       (23,953)          ---     1,308,009

Net earnings for the year                          ---       ---        238,567           ---           ---       238,567
Cash dividends, $.09 per share                     ---       ---        (20,782)          ---           ---       (20,782)
Contribution of 3,306,417 shares to
  retirement plans                                 ---     5,181            ---        39,302           ---        44,483
9,255,992 shares acquired from stockholders        ---       ---            ---      (114,350)          ---      (114,350)
Sale of 1,498,300 shares to stockholders           ---       ---            ---        19,207           ---        19,207
Change in valuation allowance                      ---       ---            ---           ---        (1,980)       (1,980)
Retirement of 6,571,887 shares                  (6,572)      ---        (73,222)       79,794           ---           ---
                                              --------    ------      ---------       -------         -----     ---------
Balances at December 31, 1994                  231,585    78,421      1,165,128           ---        (1,980)    1,473,154

Net earnings for the year                          ---       ---        242,141           ---           ---       242,141
Cash dividends, $.11 per share                     ---       ---        (25,250)          ---           ---       (25,250)
Contribution of 3,369,603 shares to
  retirement plans                                 ---     6,859            ---        47,898           ---        54,757
11,196,418 shares acquired from stockholders       ---       ---            ---      (162,137)          ---      (162,137)
Sale of 1,987,772 shares to stockholders           ---       ---            ---        29,668           ---        29,668
Change in valuation allowance                      ---       ---            ---           ---         2,384         2,384
Retirement of 5,839,043 shares                  (5,839)      ---        (78,732)       84,571           ---           ---
                                              --------    ------      ---------       -------         -----     ---------
Balances at December 30, 1995                  225,746    85,280      1,303,287           ---           404     1,614,717

Net earnings for the year                          ---       ---        265,176           ---           ---       265,176
Cash dividends, $.13 per share                     ---       ---        (29,184)          ---           ---       (29,184)
Contribution of 3,156,519 shares to
  retirement plans                                 ---     6,711            ---        57,487           ---        64,198
11,161,186 shares acquired from stockholders       ---       ---            ---      (206,235)          ---      (206,235)
Sale of 2,200,962 shares to stockholders           ---       ---            ---        41,568           ---        41,568
Change in valuation allowance                      ---       ---            ---           ---           939           939
Retirement of 5,803,705 shares                  (5,803)      ---       (101,377)      107,180           ---           ---
                                              --------    ------      ---------       -------         -----     ---------
Balances at December 28, 1996                 $219,943    91,991      1,437,902           ---         1,343     1,751,179
                                              ========    ======      =========       =======         =====     =========



See accompanying notes to consolidated financial statements.

                        PUBLIX SUPER MARKETS, INC.

                   Consolidated Statements of Cash Flows

             Years ended December 28, 1996, December 30, 1995
                           and December 31, 1994

                                                 1996            1995            1994
                                                 ----            ----            ----
                                                        (Amounts in thousands)
Cash flows from operating activities:
  Cash received from customers               $10,482,420      9,451,659      8,725,307
  Cash paid to employees and suppliers        (9,589,610)    (8,758,575)    (8,102,577)
  Dividends and interest received                 28,816         21,649         17,344
  Interest paid                                     (256)          (432)          (763)
  Income taxes paid                             (170,412)      (124,884)      (136,533)
  Payment for self-insured claims               (103,286)       (93,250)       (80,044)
  Other operating cash receipts                      626            548         12,231
  Other operating cash payments                   (8,395)        (8,376)        (6,610)
                                             -----------     ----------     ----------
    Net cash provided by operating
        activities                               639,903        488,339        428,355
                                             -----------     ----------     ----------
Cash flows from investing activities:
  Payment for property, plant and
   equipment                                    (226,752)      (256,629)      (374,190)
  Proceeds from sale of property, plant
   and equipment                                  11,072          3,559          1,500
  Payment for investment securities -
   available-for-sale (AFS)                     (453,334)      (241,414)      (207,051)
  Payment for investment securities -
   held-to-maturity (HTM)                            ---            ---        (14,735)
  Proceeds from sale and maturity of
   investment securities - AFS                   408,808        252,009        257,396
  Proceeds from sale and maturity of
   investment securities - HTM                       ---            ---         16,527
  Other, net                                      (2,349)         1,290            301
                                             -----------     ----------     ----------
    Net cash used in investing activities       (262,555)      (241,185)      (320,252)
                                             -----------     ----------     ----------
Cash flows from financing activities:
  Payment of long-term debt                       (2,792)        (1,620)        (2,290)
  Proceeds from sale of common stock              41,568         29,668         19,207
  Payment for acquisition of common stock       (206,235)      (162,137)      (114,350)
  Dividends paid                                 (29,184)       (25,250)       (20,782)
                                             -----------     ----------     ----------
    Net cash used in financing activities       (196,643)      (159,339)      (118,215)
                                             -----------     ----------     ----------
Net increase (decrease) in cash and cash
  equivalents                                    180,705         87,815        (10,112)

Cash and cash equivalents at beginning
  of year                                        276,700        188,885        198,997
                                             -----------     ----------     ----------
Cash and cash equivalents at end of year     $   457,405        276,700        188,885
                                             ===========     ==========     ==========


















See accompanying notes to consolidated financial statements.     (Continued)

                        PUBLIX SUPER MARKETS, INC.

                   Consolidated Statements of Cash Flows
                                (Continued)

                                                      1996        1995        1994
                                                      ----        ----        ----
                                                          (Amounts in thousands)
Reconciliation of Net Earnings to Net Cash
  Provided by Operating Activities

Net earnings                                        $265,176     242,141     238,567

Adjustments to reconcile net earnings to net
    cash provided by operating activities:
  Depreciation and amortization                      158,454     144,717     128,993
  Contribution to retirement plans                    36,313      32,500      27,500
  Deferred income taxes                              (38,721)     15,886      12,981
  Loss on sale of property, plant and
    equipment                                            242       5,891       3,672
  (Gain) loss on sale of investments                     126        (681)      3,234
  Self-insurance reserves in excess of
    current payments                                  18,709       9,872       9,553
  Postretirement accruals in excess of
    current payments                                   4,098       2,867       3,865
  Increase (decrease) in advance purchase
    allowances                                        60,773      (3,358)     (3,358)
  Other, net                                             967       1,236      (1,201)
  Changes in current assets and liabilities:
    (Increase) decrease in trade receivables         (16,729)     (3,643)      3,528
    Increase in merchandise inventories              (27,368)    (62,010)    (76,274)
    (Increase) decrease in prepaid expenses            1,930      (1,502)        (36)
    Increase in accounts payable and accrued
       expenses                                      156,215     105,834       82,855
    Increase (decrease) in federal and state
       income taxes payable                           19,718      (1,411)      (5,524)
                                                    --------     -------      -------
      Total adjustments                              374,727     246,198      189,788
                                                    --------     -------      -------

Net cash provided by operating activities           $639,903     488,339      428,355
                                                    ========     =======      =======






























See accompanying notes to consolidated financial statements.

                      PUBLIX SUPER MARKETS, INC.

              Notes to Consolidated Financial Statements

                 December 28, 1996, December 30, 1995
                         and December 31, 1994

(1)  Summary of Significant Accounting Policies
     ------------------------------------------
     (a)Business
        --------
        The Company is in the business of operating retail food supermarkets in Florida, Georgia, South Carolina and Alabama.

     (b)Principles of Consolidation
        ---------------------------
        The consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)Definition of Fiscal Year
        -------------------------
        The fiscal year ends on the last Saturday in December. Fiscal years 1996 and 1995 include 52 weeks. Fiscal year 1994 includes 53 weeks.

     (d)Cash Equivalents
        ----------------
        The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

     (e)Investments
        -----------
        At the beginning of fiscal year 1994, the Company adopted Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," for investments held as of, or acquired after, the beginning of fiscal 1994, without restating prior years' financial statements. The cumulative effect of adopting the Standard as of the beginning of fiscal 1994 was not material.

     (f)Inventories
        -----------
        Inventories are valued at cost (principally the dollar value last-in, first-out method) including store inventories which are calculated by the retail method.

     (g)Property, Plant and Equipment and Depreciation
        ----------------------------------------------
        Maintenance and repairs are charged to
        expense as incurred. Expenditures for renewals and betterments are capitalized. The gain or loss on traded items is applied to the asset accounts or reflected in income for disposed items.

        Assets are recorded at cost. Assets acquired subsequent to fiscal year 1991 are depreciated using the straight-line method. Assets acquired prior to fiscal year 1992 are depreciated using the straight-line or declining balance method.

     (h)Self-insurance
        --------------
        Self-insurance reserves are established for health care, fleet liability, general liability and workers' compensation claims. These reserves are determined based on actual experience including, where necessary, actuarial studies. The Company has insurance coverage for losses in excess of varying amounts.












                                                               (Continued)

                        PUBLIX SUPER MARKETS, INC.

                Notes to Consolidated Financial Statements


     (i)Long-Lived Assets
        -----------------
        At the beginning of fiscal year 1996, the Company adopted Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This Standard also requires that long-lived assets and certain identifable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell. The effect of adopting the Standard as of the beginning of fiscal 1996 was not material.

     (j)Use of Estimates
        ----------------
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (k)Reclassification
        ----------------
        Certain 1994 and 1995 amounts have been
        reclassified to conform with the 1996 presentation.

(2)  Merchandise Inventories
     -----------------------
     If the first-in, first-out method of valuing inventories had been used by the Company, inventories and current assets would have been higher than reported by approximately $101,531,000, $96,231,000 and $90,276,000 as of December 28, 1996, December 30, 1995 and December 31, 1994, respectively. Also, net earnings would have increased by approximately $2,764,000 or $.01 per share in 1996, $3,106,000 or
     $.01 per share in 1995 and $3,408,000 or $.01 per share in 1994.

(3)  Fair Value of Financial Instruments
     -----------------------------------
     The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     Cash and cash equivalents: The carrying amount for cash and cash equivalents approximates fair value.

     Investment securities: The fair values for marketable debt and equity securities are based on quoted market prices.

     Long-term debt, including current installments: The carrying amount for long-term debt approximates fair value based on current interest rates.

     The carrying amount of the Company's financial instruments as of December 28, 1996 and December 30, 1995 approximated their respective fair values.



















                                         2                     (Continued)

                        PUBLIX SUPER MARKETS, INC.

                Notes to Consolidated Financial Statements

(4)  Investments
     -----------
     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in other income, net. The Company had no held-to-maturity securities as of December 28, 1996 and December 30, 1995.

     All of the Company's debt securities and marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.
     The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity.
     Such amortization and accretion is included in other income, net. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific identification method.

     Following is a summary of available-for-sale securities as of December 28, 1996 and December 30, 1995:

                                                 Gross         Gross
                              Amortized       Unrealized     Unrealized      Fair
                                 Cost            Gains         Losses        Value
                                 ----            -----         ------        -----
                                                 (Amounts in thousands)
     1996:
       Tax-free bonds           $156,694              713            416     156,991
       Equity securities          79,191            2,584            694      81,081
                                --------            -----          -----     -------
                                $235,885            3,297          1,110     238,072
                                ========            =====          =====     =======

     1995:
       Tax-free bonds           $169,366            1,121            304     170,183
       Equity securities          23,681              843          1,003      23,521
                                --------            -----          -----     -------
                                $193,047            1,964          1,307     193,704
                                ========            =====          =====     =======

     For the fiscal years ended December 28, 1996 and December 30, 1995, the realized gains on sales of available-for-sale securities totaled $451,000 and
     $887,000, respectively, and the realized losses totaled $577,000 and $663,000, respectively. The unrealized gains on available-for-sale securities, net of applicable income taxes, included as a separate component of stockholders' equity, was $1,343,000 at the end of 1996 and $404,000 at the end of 1995.

     The amortized cost and estimated fair value of debt and marketable equity securities classified as available-for-sale as of December 28, 1996 and December 30, 1995, by expected maturity, are as follows:

                                              1996                       1995
                                    ----------------------     ----------------------
                                    Amortized       Fair       Amortized       Fair
                                       Cost        Value          Cost        Value
                                       ----        -----          ----        -----
                                                   (Amounts in thousands)
     Due in one year or less         $ 65,487       65,586         74,255      74,292
     Due after one year through
       three years                     57,795       57,985         39,809      40,077
     Due after three years             33,412       33,420         55,302      55,814
                                      -------      -------        -------     -------
                                      156,694      156,991        169,366     170,183
     Equity securities                 79,191       81,081         23,681      23,521
                                      -------      -------        -------     -------
                                     $235,885      238,072        193,047     193,704
                                     ========      =======        =======     =======

                                          3                    (Continued)

                      PUBLIX SUPER MARKETS, INC.

              Notes to Consolidated Financial Statements


(5)  Postretirement Benefits
     -----------------------
     The Company provides life insurance benefits for salaried and hourly full-time employees. Such employees retiring from the Company on or after attaining age 55 and having ten years of credited service are entitled to postretirement life insurance benefits. The Company funds the life insurance benefits on a pay-as-you-go basis. During 1996, 1995 and 1994, the Company made benefit payments to beneficiaries of retirees of approximately $1,420,000, $1,310,000 and $657,000, respectively.

     Net postretirement benefit cost consists of the following components:

                                                        1996      1995      1994
                                                        ----      ----      ----
                                                          (Amounts in  thousands)
     Service cost attributed to service
      during the year                                 $ 1,980     1,362     1,440
     Interest cost on postretirement
      benefit obligation                                3,208     2,815     2,405
     Net amortization                                     330       ---       145
                                                      -------     -----     -----
     Net periodic postretirement benefit cost         $ 5,518     4,177     3,990
                                                      =======     =====     =====

     The following summarizes the reconciliation of the amounts recognized in the Company's consolidated balance sheets as of December 28, 1996 and December 30, 1995:

                                                             1996        1995
                                                             ----        ----
                                                          (Amounts in thousands)
     Accumulated postretirement benefit obligation:
       Retirees                                            $15,337      13,820
       Fully eligible active plan participants              12,981      10,951
       Other active plan participants                       18,201      17,979
                                                           -------      ------
     Accumulated postretirement benefit obligation          46,519      42,750
     Unrecognized net loss                                  (9,224)     (9,553)
                                                           -------      ------
     Accrued postretirement benefit cost                   $37,295      33,197
                                                           =======      ======

     The following actuarial assumptions were used in the calculation of the year end accumulated postretirement benefit obligation:

                                                1996        1995        1994
                                                ----        ----        ----
     Discount Rate                              7.75%       7.25%       8.25%
     Salary Increase Rate                       4.00%       4.00%       4.00%

     The change in the discount rate from 8.25% to 7.25% in 1995 increased the accumulated postretirement benefit obligation by $5,922,000. The change in the discount rate from 7.25% to 7.75% in 1996 decreased the accumulated postretirement benefit obligation by $4,064,000 and is expected to decrease annual postretirement benefit costs by $637,000 beginning in 1997.








                                 4                              (Continued)

                      PUBLIX SUPER MARKETS, INC.

              Notes to Consolidated Financial Statements



(6)  Retirement Plans
     ----------------
     The Company has a trusteed, noncontributory profit sharing plan for the benefit of eligible employees. The amount of the Company's contribution to this plan is determined by the Board of Directors. The contribution cannot exceed 15% of compensation paid to participants. The expense recorded for contributions to this plan amounted to $49,010,000 in 1996, $44,941,000 in 1995 and $44,564,000 in 1994.

     The Company has an Employee Stock Ownership Trust (ESOT). Annual contributions to the ESOT are determined by the Board of Directors and can be made in Company stock or cash. In 1996, the Company contributed 1,750,000 shares of its common stock to the ESOT at an appraised value resulting in an expense to the Company of $36,313,000. In 1995 and 1994, the Company contributed 2,000,000 shares of its common stock to the ESOT at an appraised value resulting in an expense to the Company of $32,500,000 in 1995 and $27,500,000 in 1994. During 1996, 1995 and 1994, the
     Board of Directors approved additional contributions to the ESOT of $24,505,000, $22,444,000 and $22,257,000, respectively. The additional contributions are made to the ESOT during the subsequent year.

     Effective January 1, 1995, the Company adopted a 401(k) plan for the benefit of eligible employees. The 401(k) plan is a voluntary defined contribution plan. Eligible employees may contribute up to 6% of their annual compensation, subject to certain maximum contribution restrictions. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 1996 and 1995, the Board of Directors approved a match of 50% of eligible contributions up to 3% of eligible wages not to exceed a maximum of $750 per employee. The match, which is made in the subsequent year, is in the form of common stock of the Company. The expense recorded for the Company's match to the 401(k) plan was approximately $7,421,000 and $5,441,000 in 1996 and 1995, respectively.

     The Company intends to continue the profit sharing plan, ESOT and 401(k) plan indefinitely; however, the right to modify, amend or terminate these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

(7)  Nonrecurring Charge
     -------------------
     An $89.0 million nonrecurring charge was recorded in the fourth quarter of 1996 to cover the settlements of class action litigation against the Company involving alleged violations of the Federal Civil Rights Act and Florida law with respect to certain of the Company's retail employees and certain other allegations resulting from a notice of charge issued by the Equal Employment Opportunity Commission. The nonrecurring charge covers the full cost of the settlements, including the agreed payments to class members and their counsel, as well as the estimated cost of implementing and complying with the procedures agreed to be established under the settlements (see note 9).

     The liability for the settlements is reflected as a current nonrecurring accrued liability in the Company's consolidated balance sheet as of December 28, 1996.













                                          5                    (Continued)

                      PUBLIX SUPER MARKETS, INC.

              Notes to Consolidated Financial Statements


(8)  Income Taxes
     ------------
     The provision for income taxes consists of the following:

                                               Current     Deferred       Total
                                               -------     --------       -----
                                                    (Amounts in thousands)
     1996:
       Federal                                $162,460     (33,073)     129,387
       State                                    27,669      (5,648)      22,021
                                              --------      ------      -------
                                              $190,129     (38,721)     151,408
                                              ========      ======      =======
     1995:
       Federal                                $104,996      13,546      118,542
       State                                    18,477       2,340       20,817
                                              --------      ------      -------
                                              $123,473      15,886      139,359
                                              ========      ======      =======
     1994:
       Federal                                $107,798      11,090      118,888
       State                                    18,954       1,891       20,845
                                              --------      ------      -------
                                              $126,752      12,981      139,733
                                              ========      ======      =======

     The actual tax expense for 1996, 1995 and 1994 differs from the "expected" tax expense for those years (computed by applying the U.S. Federal corporate tax rate of 35% to earnings before income taxes) as follows:

                                                1996         1995         1994
                                                ----         ----         ----
                                                    (Amounts in thousands)
     Computed "expected" tax expense          $145,804     133,525      132,405
     State income taxes (net of
       Federal income tax benefit)              14,309      13,532       13,550
     Tax exempt interest                        (7,066)     (5,530)      (4,589)
     Other, net                                 (1,639)     (2,168)      (1,633)
                                              --------     -------      -------
                                              $151,408     139,359      139,733
                                              ========     =======      =======

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 28, 1996 and December 30, 1995 are as follows:

                                                        1996          1995
                                                        ----          ----
                                                      (Amounts in thousands)
     Deferred tax assets:
       Self-insurance reserves                       $ 50,363        43,529
       Nonrecurring charge                             34,390           ---
       Advance purchase allowances                     23,483           ---
       Postretirement benefit cost                     14,356        12,806
       Retirement plan contributions                    9,432         9,133
       Inventory capitalization                         7,552         5,216
       Other                                           11,161        12,909
                                                     ________       _______
         Total deferred tax assets                   $150,737        83,593
                                                     ========       =======
     Deferred tax liabilities:
       Property plant and equipment,
        principally due to depreciation              $179,570       150,721
       Other                                              267           104
                                                     --------       -------
         Total   deferred   tax   liabilities        $179,837       150,825
                                                     ========       =======

     The Company expects the results of future operations to generate sufficient taxable income to allow utilization of deferred tax assets.

                                         6                     (Continued)

                        PUBLIX SUPER MARKETS, INC.

                Notes to Consolidated Financial Statements



(9)  Commitments and Contingencies
     -----------------------------
     (a)Operating Leases
        ----------------
        The Company conducts a major portion of its retail operations from leased store and shopping center premises generally under 20 year leases. Contingent rentals paid to lessors of certain store facilities are determined on the basis of a percentage of sales in excess of stipulated minimums plus, in certain cases, reimbursement of taxes and insurance.

        Total rental expense, net of sublease rental income, for the years ended December 28, 1996, December 30, 1995 and December 31, 1994, is as follows:

                                             1996         1995        1994
                                             ----         ----        ----
                                                 (Amounts in thousands)
        Minimum rentals                  $135,273     129,288     101,918
        Contingent rentals                  9,892       9,525      11,942
        Sublease rental income             (3,086)     (2,600)     (2,364)
                                         --------     -------     -------
                                         $142,079     136,213     111,496
                                          ========     =======     =======

        As of December 28, 1996, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:


                                Minimum            Sublease
                                 Rental             Rental
        Year                   Commitments          Income         Net
        ----                   -----------          ------         ---
                                           (Amounts in thousands)
        1997                   $  142,698            3,311        139,387
        1998                      141,716            2,910        138,806
        1999                      140,405            2,424        137,981
        2000                      138,717            2,039        136,678
        2001                      137,658            1,393        136,265
        Thereafter              1,381,368            1,945      1,379,423
                               ----------           ------      ---------
                               $2,082,562           14,022      2,068,540
                               ==========           ======      =========

        The Company also owns shopping centers which are leased to tenants for minimum monthly rentals plus, in certain instances, contingent rentals. Contingent rentals received are determined on the basis of a percentage of sales in excess of stipulated minimums plus, in certain instances, taxes. Contingent rentals were estimated at December 28, 1996 and are included in trade receivables. Rental income was approximately $9,491,000 in 1996, $9,443,000 in 1995 and $8,624,000 in 1994. The approximate amounts of minimum future rental payments to be received under operating leases are $7,308,000, $5,950,000, $4,436,000,
        $3,144,000 and $2,157,000 for the years 1997 through 2001, respectively, and $7,085,000 thereafter.


     (b)Lines of Credit
        ---------------
        The Company has committed lines of credit totaling $100,000,000 and one uncommitted line of credit for $25,000,000 available for short-term borrowings, with interest rates at or below the prime rate. There were no amounts outstanding as of December 28, 1996 or December 30, 1995. The Company pays no fees related to these lines.









                                         7                     (Continued)

                      PUBLIX SUPER MARKETS, INC.

              Notes to Consolidated Financial Statements



     (c)Litigation
        ----------
        The Company was the subject of a notice of charge (the "Charge") issued by the Equal Employment Opportunity Commission (the "EEOC") in March 1992, In the Matter of: Kemp
        v. Publix Super Markets, Inc., alleging that the Company had and was engaged in violations of Title VII of the Federal Civil Rights Act by discriminating against women with respect to job assignments and promotions because of their gender. The Charge was subsequently expanded to include allegations of race discrimination.

        The Company was also a defendant in a certified class action filed in July 1995 in the Federal District Court for the Middle District of Florida, Tampa Division (the "Court"), by certain present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Shores case"). The plaintiffs alleged that the Company had and was then engaged in a policy and pattern or practice of gender-based discriminatory treatment of female employees with respect to job assignments, promotional opportunities, management positions, equal pay, full-time status, bonuses, and other benefits and conditions of employment, all in violation of Title VII of the Federal Civil Rights Act, as well as the Florida Civil Rights Act of 1992. The litigation class certified by the Court consisted of all female employees of the Company who from May 22, 1991 (Florida and South Carolina operations) or from October 19, 1991 (Georgia operations) had worked or were working in the Company's retail operations; expressly excluded were females who had worked only in the Company's pharmacy operations.

        On January 24, 1997, the Company, the EEOC and the plaintiffs in the Shores case entered into a settlement agreement (the "Shores Agreement") with respect to all matters related to the case. On January 27, 1997, the Court preliminarily approved the Shores Agreement. All parties intend to diligently pursue final approval of the Shores Agreement with the Court.

        Under the Shores Agreement, the Company will pay $81.5 million to the plaintiffs, their counsel and other class members. The Company agreed to establish a formal system by which employees will be considered for promotion. Promotions will be based on qualifications and expressed interest of employees. The Company has also agreed to make certain other procedural changes.

        Also on January 24, 1997, the Company agreed with the EEOC (the "EEOC Agreement") to settle all pending EEOC charges related to gender and race discrimination that were not included in the Shores Agreement. Under the EEOC Agreement, the Company agreed to pay an additional $3.5 million to members of the affected classes. The Company also agreed to follow procedures with respect to class members similar to those established under the Shores Agreement.

        The settlement agreements recognize that the Company continues to deny that it has engaged in any unlawful discriminatory activity.

        The Company will pay the settlements from liquid investment funds currently on hand and the settlements were charged against the Company's fiscal 1996 fourth quarter results (see note 7). Management does not believe that the settlements will cause any cash flow or liquidity problems or will have any material impact on the Company's future financial results.

        The Company is also a party in various legal claims and actions considered in the normal course of business. Management believes that the ultimate disposition of these matters will not have a material effect on the Company's liquidity, results of operations or financial condition.

Schedule II
-----------
                           PUBLIX SUPER MARKETS, INC.

                        Valuation and Qualifying Accounts

                Years ended December 28, 1996, December 30, 1995
                              and December 31, 1994
                             (Amounts in thousands)


                                            Balance at         Additions         Deductions       Balance at
                                            beginning          charged to           from            end of
           Description                       of year             income           reserves           year
           -----------                       -------             ------           --------           ----
Year ended December 28, 1996

Reserves not deducted from assets:
  Self-insurance reserves:
     -Current                                $ 58,442            109,094           103,286          64,250
     -Noncurrent                               60,435             12,901               ---          73,336
                                             --------            -------           -------         -------
                                             $118,877            121,995           103,286         137,586
                                             ========            =======           =======         =======
Year ended December 30, 1995

Reserves not deducted from assets:
  Self-insurance reserves:
     -Current                                $ 49,295            102,397            93,250          58,442
     -Noncurrent                               59,710                725               ---          60,435
                                             --------            -------           -------         -------
                                             $109,005            103,122            93,250         118,877
                                             ========            =======           =======         =======
Year ended December 31, 1994

Reserves not deducted from assets:
  Self-insurance reserves:
     -Current                                $ 48,918             80,421            80,044          49,295
     -Noncurrent                               50,534              9,176               ---          59,710
                                             --------            -------           -------         -------
                                             $ 99,452             89,597            80,044         109,005
                                             ========            =======           =======         =======

                      PUBLIX SUPER MARKETS, INC.

                          Index to Exhibits

EXHIBIT 3(b)      Amended and Restated By-Laws of the Company

EXHIBIT 21        Subsidiary of the Company

EXHIBIT 27        Financial Data Schedule for the year ended December 28, 1996