Form 10-Q
period 1997-03-29
PUBLIX SUPER MARKETS INC
filed 1997-05-13
CIK 81061

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                   Washington, D.C.  20549


                          FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 29, 1997


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

Yes     X           No
    ----------         -----------
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of May 2, 1997 was 219,495,516.








                      Page 1 of 8 pages

                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    PUBLIX SUPER MARKETS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
         (Amounts are in thousands, except share amounts)

                              ASSETS
                                             March 29, 1997    December 28, 1996
                                             --------------    -----------------
                                               (Unaudited)
Current Assets
--------------
Cash and cash equivalents                       $  659,390        $  457,405
Short-term investments                              70,659            65,586
Trade receivables                                   55,681            61,221
Merchandise inventories                            551,763           570,254
Deferred tax assets                                 77,002            71,027
Prepaid expenses                                     9,377             1,339
                                                 ---------         ---------
    Total Current Assets                         1,423,872         1,226,832
                                                 ---------         ---------
Long-term investments                              175,877           172,486
Other noncurrent assets                              7,956            11,491
Property, plant and equipment                    2,783,083         2,728,466
Accumulated depreciation                        (1,253,842)       (1,218,191)
                                                 ---------         ---------
         Total Assets                           $3,136,946        $2,921,084
                                                 =========         =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Current installments of long-term debt          $      132        $      130
Accounts payable                                   544,759           523,497
Accrued contribution to retirement plans           116,992            73,555
Accrued salaries and wages                          55,488            47,115
Accrued self-insurance reserves                     67,092            64,250
Accrued nonrecurring charge                         88,915            89,000
Federal and state income taxes                      68,012            21,036
Other                                               79,773            90,984
                                                 ---------         ---------
    Total Current Liabilities                    1,021,163           909,567
                                                 ---------         ---------
Long-term debt, excluding current installments          74               108
Deferred tax liabilities, net                      106,399           100,127
Self-insurance reserves                             75,304            73,336
Accrued postretirement benefit cost                 38,579            37,295
Other noncurrent liabilities                        46,670            49,472

Stockholders' Equity
Common stock of $1 par value.  Authorized
  300,000,000 shares;  issued 220,293,812
  shares at March 29, 1997 and 219,942,912
  shares at December 28, 1996                      220,294           219,943
Additional paid-in capital                          99,145            91,991
Reinvested earnings                              1,540,973         1,437,902
                                                 ---------         ---------
                                                 1,860,412         1,749,836
Less treasury shares of 644,591
 at March 29, 1997, at cost                        (13,470)              ---

Unrealized gain on investment
  securities available-for-sale, net                 1,815             1,343
                                                 ---------         ---------
    Total Stockholders' Equity                   1,848,757         1,751,179
                                                 ---------         ---------
         Total Liabilities and Stockholders'
           Equity                               $3,136,946        $2,921,084
                                                 =========         =========

See accompanying notes to condensed consolidated financial statements.

                    PUBLIX SUPER MARKETS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
  (Amounts are in thousands, except per share and share amounts)


                                                   Three Months Ended

                                             March 29, 1997     March 30, 1996
                                             --------------     --------------
                                                        (Unaudited)
Revenues
--------
Sales                                        $  2,914,062        $  2,681,394
Other income, net                                  29,884              22,800
                                              -----------         -----------
    Total revenues                              2,943,946           2,704,194
                                              -----------         -----------

Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                      2,231,732           2,084,305
Operating and administrative expenses             548,599             484,508
Interest expense                                        6                  67
                                              -----------         -----------
    Total costs and expenses                    2,780,337           2,568,880
                                              -----------         -----------
Earnings before income tax expense                163,609             135,314

Income tax expense                                 60,406              50,801
                                              -----------         -----------
    Net earnings                             $    103,203        $     84,513
                                              ===========         ===========
Weighted average number of common
  shares outstanding                          219,906,746         225,149,138
                                              ===========         ===========

Net earnings per common share                $        .47        $        .38
                                              ===========         ===========

Cash dividends per common share                      None                None




























See accompanying notes to condensed consolidated financial statements.

                    PUBLIX SUPER MARKETS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Amounts are in thousands)



                                                      Three Months Ended

                                               March 29, 1997     March 30, 1996
                                               --------------     --------------
                                                          (Unaudited)
Cash Flows From Operating Activities
------------------------------------
Cash received from customers                     $2,938,629         $2,698,352
Cash paid to employees and suppliers             (2,629,045)        (2,446,576)
Income taxes paid                                   (13,429)            (3,892)
Payment for self-insured claims                     (25,530)           (26,082)
Other, net                                            8,367              5,063
                                                  ---------          ---------
   Net Cash Provided by Operating Activities        278,992            226,865
                                                  ---------          ---------

Cash Flows From Investing Activities
------------------------------------
Payment for property, plant and equipment           (51,702)           (53,969)
Payment for investment securities -
  available-for-sale                               (127,922)          (101,558)
Proceeds from sale of investment securities -
  available-for-sale                                119,610             97,230
Other, net                                           (3,444)               473
                                                  ---------          ---------
   Net Cash Used in Investing Activities            (63,458)           (57,824)
                                                  ---------          ---------

Cash Flows From Financing Activities
------------------------------------
Payment of long-term debt                               (32)              (393)
Proceeds from sale of common stock                   16,671              6,572
Payment for acquisition of common stock             (30,188)           (32,673)
                                                  ---------          ---------
   Net Cash Used in Financing Activities            (13,549)           (26,494)
                                                  ---------          ---------

Net increase in cash and cash equivalents           201,985            142,547

Cash and cash equivalents at beginning of
  quarter                                           457,405            276,700
                                                  ---------          ---------
Cash and cash equivalents at end of quarter      $  659,390         $  419,247
                                                  =========          =========



















See accompanying notes to condensed consolidated financial statements.

                  PUBLIX SUPER MARKETS, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments deemed necessary to fairly reflect the financial position, results of operations and changes in cash flows of the Company for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the fiscal 1996 Form 10-K Annual Report of the Company.

2. Due  to the seasonal nature of the Company's business,  the results  for the three months ended March 29, 1997 are  not necessarily  indicative of the results for the entire  1997 fiscal year.

                  PUBLIX SUPER MARKETS, INC.


Item  2.    Management's Discussion and Analysis of  Financial Condition
------------------------------------------------------------------------
            and Results of Operations
            -------------------------
Liquidity and Capital Resources
-------------------------------
    Operating activities continue to be the Company's  primary
source   of   liquidity.   Net  cash  provided  by   operating
activities was approximately $279.0 million in the quarter ended March 29, 1997, as compared with $226.9 million in the quarter ended March 30, 1996. Cash and cash equivalents totaled $659.4 million as of March 29, 1997.

   Capital expenditures totaled approximately $51.7 million in the quarter ended March 29, 1997. These expenditures were primarily incurred in connection with the opening of six new stores and the remodeling or enlarging of five stores which added .25 million square feet. In addition, the Company closed one store. Capital expenditures totaled approximately $54.0 million in the quarter ended March 30, 1996. These expenditures were primarily incurred in connection with the opening of eight new stores and the remodeling or enlarging of two stores which added .42 million square feet.

    The Company has budgeted approximately $248.3 million for the remainder of 1997 for new store construction and the remodeling or enlarging of several existing stores. The capital budget is subject to continuing change and review. The remaining capital expenditures are expected to be financed by internally generated funds and current liquid assets.

    As of March 29, 1997, the Company has committed lines of credit for $100.0 million and one uncommitted line of credit for $25.0 million. These lines are reviewed annually by the banks. The interest rate for these lines is at or below the prime rate. No amounts were outstanding as of March 29, 1997.

    Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Management believes the Company's liquidity will continue to be strong.

Operating Results
-----------------
    Sales increased 8.7% in the first quarter of 1997 to $2,914.1 million, an increase of $232.7 million compared to the same quarter in 1996. This represents an increase of $126.0 million or 4.7% in sales from stores that were open for all of both quarters (comparable stores) and sales of $106.7 million or 4.0% from the net impact of new and closed stores since the beginning of the first quarter of 1996.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 76.6% for the quarter ended March 29, 1997, and 77.7% for the quarter ended March 30, 1996. The decrease in cost of merchandise sold, as a percentage of sales, is due to buying and merchandising efficiencies.

    Operating and administrative expenses, as a percentage of sales, were approximately 18.8% and 18.1% for the quarters ended March 29, 1997 and March 30, 1996, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.

                  PUBLIX SUPER MARKETS, INC.


                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
    In the Company's Form 10-K for the fiscal year ended December 28, 1996, the Company disclosed that on January 24, 1997, the Company, the the plantiffs in the Shores case and the Equal Employment Opportunity Commission (the "EEOC") entered into a settlement agreement (the "Shores Agreement") with respect to  all matters related to the case.  On January 27, 1997, the
Court   preliminarily  approved  the  Shores  agreement.    No
material developments have occurred since the Form 10-K filing and all parties continue to diligently pursue final approval of the Shores Agreement with the Court.


    A purported class action was filed against the Company on April 3, 1997 in the Federal District Court for the Middle District of Florida, Tampa Division, Case No. 97-760-Civ-T-25E, by Lemuel Middleton and 15 other present or former employees of the Company, individually and on behalf of all other persons similarly situated. In their Complaint, the plaintiffs allege that the Company has and is currently engaged in a pattern and practice of race-based discriminatory treatment of black employees and applicants with respect to hiring, promotion, job assignment, pay, discharge, conditions of  employment,
and other employment aspects, all in violation of federal and state law. The plaintiffs seek, among other relief, a certification of the suit as a class action, declaratory and injunctive relief, back pay, front pay, benefits and other compensatory damages, and punitive damages. The Company denies the allegations of the Complaint and intends to vigorously defend the action.


Item 6.  Exhibit and Report on Form 8-K
---------------------------------------
   (a) Exhibit
   -----------
       27. Financial Data Schedule for the three months ended March 29, 1997.

   (b) Report on Form 8-K
   ----------------------
       The  Company filed a report on Form 8-K dated  April 8,
       1997,  reporting the legal proceeding  disclosed  in
       Part II, Item 1 above.

                          SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                    PUBLIX SUPER MARKETS, INC.



Date:  May 9, 1997        /s/ S. Keith Billups
                          ------------------------------------
                          S. Keith Billups, Secretary





Date:  May 9, 1997        /s/ William H. Vass
                          ------------------------------------
                           William  H.  Vass,  Executive  Vice
                           President (Principal Financial Officer)