Form 10-Q
period 1997-06-28
PUBLIX SUPER MARKETS INC
filed 1997-08-12
CIK 81061

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                   Washington, D.C.  20549


                          FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 28, 1997


                              OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ____________ to ______________




                 Commission File Number 0-981
                                        -----



                 PUBLIX SUPER MARKETS, INC.
     ----------------------------------------------------
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

Yes     X           No
   ----------------    -------
The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of August 1, 1997 was 219,158,329.








                      Page 1 of 9 pages

                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    PUBLIX SUPER MARKETS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
         (Amounts are in thousands, except share amounts)

                              ASSETS
                                              June 28, 1997   December 28, 1996
                                              -------------   -----------------
                                               (Unaudited)
Current Assets
--------------
Cash and cash equivalents                       $  533,139        $  457,405
Short-term investments                              81,354            65,586
Trade receivables                                   54,728            61,221
Merchandise inventories                            545,128           570,254
Deferred tax assets                                 70,690            71,027
Prepaid income taxes                                13,111               ---
Prepaid expenses                                     7,235             1,339
                                                ----------        ----------
    Total Current Assets                         1,305,385         1,226,832
                                                ----------        ----------
Long-term investments                              233,325           172,486
Other noncurrent assets                              8,478            11,491
Property, plant and equipment                    2,635,552         2,728,466
Accumulated depreciation                        (1,079,685)       (1,218,191)
                                                ----------        ----------
         Total Assets                           $3,103,055        $2,921,084
                                                ==========        ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Current installments of long-term debt          $      135        $      130
Accounts payable                                   501,425           523,497
Accrued contributions to retirement plans          146,334            73,555
Accrued salaries and wages                          66,329            47,115
Accrued self-insurance reserves                     68,140            64,250
Accrued nonrecurring charge                         80,438            89,000
Federal and state income taxes                         ---            21,036
Other                                               95,664            90,984
                                                ----------        ----------
    Total Current Liabilities                      958,465           909,567
                                                ----------        ----------
Long-term debt, excluding current installments          39               108
Deferred tax liabilities, net                      109,064           100,127
Self-insurance reserves                             76,573            73,336
Accrued postretirement benefit cost                 40,020            37,295
Other noncurrent liabilities                        43,865            49,472

Stockholders' Equity
--------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares;  issued 220,293,812
  shares at June 28, 1997 and 219,942,912
  shares at December 28, 1996                      220,294           219,943
Additional paid-in capital                          99,145            91,991
Reinvested earnings                              1,580,302         1,437,902
                                                 1,899,741         1,749,836
Less treasury shares of 1,280,284
 at June 28, 1997, at cost                         (27,227)              ---

Unrealized gain on investment
  securities available-for-sale, net                 2,515             1,343
                                                ----------        ----------
    Total Stockholders' Equity                   1,875,029         1,751,179
                                                ----------        ----------
         Total Liabilities and Stockholders'
           Equity                               $3,103,055        $2,921,084
                                                ==========        ==========

See accompanying notes to condensed consolidated financial statements.
                               -2-

                  PUBLIX SUPER MARKETS, INC.
          CONDENSED CONSOLIDATAED STATEMENTS OF EARNINGS
  (Amounts are in thousands, except per share and share amounts)


                                                   Three Months Ended

                                            June 28, 1997       June 29, 1996
                                            -------------       -------------
                                                       (Unaudited)

Revenues
--------
Sales                                        $  2,674,469        $  2,525,535
Other income, net                                  28,337              24,177
                                             ------------        ------------
    Total revenues                              2,702,806           2,549,712
                                             ------------        ------------

Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                      2,049,577           1,948,239
Operating and administrative expenses             540,581             489,314
Interest expense                                        3                  58
                                             ------------        ------------
    Total costs and expenses                    2,590,161           2,437,611
                                             ------------        ------------
Earnings before income tax expense                112,645             112,101

Income tax expense                                 40,313              41,494
                                             ------------        ------------
    Net earnings                             $     72,332        $     70,607
                                             ============        ============
Weighted average number of common
  shares outstanding                          219,396,670         221,128,885
                                             ============        ============
Net earnings per common share                $        .33        $        .32
                                             ============        ============
Cash dividends per common share              $        .15        $        .13
                                             ============        ============




























See accompanying notes to condensed consolidated financial statements.

                  PUBLIX SUPER MARKETS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
  (Amounts are in thousands, except per share and share amounts)


                                                     Six Months Ended

                                            June 28, 1997       June 29, 1996
                                            -------------       -------------
                                                       (Unaudited)
Revenues
--------
Sales                                        $  5,588,531        $  5,206,929
Other income, net                                  58,219              46,976
                                             ------------        ------------
    Total revenues                              5,646,750           5,253,905
                                             ------------        ------------

Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                      4,281,309           4,032,543
Operating and administrative expenses           1,089,180             973,822
Interest expense                                        8                 125
                                             ------------        ------------
    Total costs and expenses                    5,370,497           5,006,490
                                             ------------        ------------
Earnings before income tax expense                276,253             247,415

Income tax expense                                100,718              92,295
                                             ------------        ------------
    Net earnings                             $    175,535        $    155,120
                                             ============        ============
Weighted average number of common
  shares outstanding                          219,651,708         223,139,011
                                             ============        ============
Net earnings per common share                $        .80        $        .70
                                             ============        ============
Cash dividends per common share              $        .15        $        .13
                                             ============        ============




























See accompanying notes to condensed consolidated financial statements.

                  PUBLIX SUPER MARKETS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Amounts are in thousands)



                                                      Six Months Ended

                                               June 28, 1997    June 29, 1996
                                               -------------    -------------
                                                         (Unaudited)
Cash Flows From Operating Activities
------------------------------------
Cash received from customers                     $5,632,878       $5,240,800
Cash paid to employees and suppliers             (5,133,644)      (4,712,449)
Income taxes paid                                  (126,326)         (92,648)
Payment for self-insured claims                     (54,296)         (50,856)
Other, net                                           18,125           10,570
                                                 ----------       ----------
   Net Cash Provided by Operating Activities        336,737          395,417
                                                 ----------       ----------

Cash Flows From Investing Activities
------------------------------------
Payment for property, plant and equipment          (121,626)        (105,402)
Payment for investment securities -
  available-for-sale                               (268,402)        (217,118)
Proceeds from sale of investment securities -
  available-for-sale                                192,610          189,454
Other, net                                           (3,244)           2,754
                                                 ----------       ----------
   Net Cash Used in Investing Activities           (200,662)        (130,312)
                                                 ----------       ----------

Cash Flows From Financing Activities
------------------------------------
Payment of long-term debt                               (64)            (732)
Proceeds from sale of common stock                   31,929           16,948
Payment for acquisition of common stock             (59,203)        (127,132)
Dividends paid                                      (33,003)         (29,184)
                                                 ----------       ----------
   Net Cash Used in Financing Activities            (60,341)        (140,100)
                                                 ----------       ----------

Net increase in cash and cash equivalents            75,734          125,005

Cash and cash equivalents at beginning of
  year                                              457,405          276,700
                                                 ----------       ----------
Cash and cash equivalents at end of period       $  533,139       $  401,705
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

2. Due to the seasonal nature of the Company's business, the results for the three months and six months ended June 28, 1997 are not necessarily indicative of the results for the entire 1997 fiscal year.

                  PUBLIX SUPER MARKETS, INC.


Item  2.    Management's Discussion and Analysis of  Financial
            Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
    Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $336.7 million in the six months ended June 28, 1997, as compared with $395.4 million in the six months ended June 29, 1996. Cash and cash equivalents totaled $533.1 million as of June 28, 1997.

    Capital expenditures totaled $121.6 million in the six months ended June 28, 1997. These expenditures were primarily incurred in connection with the opening of 15 new stores and the remodeling or enlarging of nine stores which added .60 million square feet. In addition, the Company closed one store. Capital expenditures in the six months ended June 29, 1996, were approximately $105.4 million. These expenditures were primarily incurred in connection with the opening of 14 new stores and the remodeling or enlarging of four stores which added .74 million square feet. In addition, the Company closed six stores.

    The Company has budgeted approximately $178.4 million for the remainder of 1997 for new store construction and the remodeling or enlarging of several existing stores. The capital budget is subject to continuing change and review. The remaining capital expenditures are expected to be financed by internally generated funds and current liquid assets.

    As of June 28, 1997 the Company has committed lines of credit for $100.0 million and one uncommitted line of credit for $25.0 million. These lines are reviewed annually by the banks. The interest rate for these lines is at or below the prime rate. No amounts were outstanding as of June 28, 1997.

    Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Management believes the Company's liquidity will continue to be strong.

Operating Results
-----------------
    Sales  increased  5.9% in the second quarter  of  1997  to
$2,674.5  million, an increase of $148.9 million  compared  to the same quarter in 1996. This represents an increase of $42.9 million or 1.7% additional sales from stores that were open for all of both quarters (comparable stores) and additional sales of $106.0 million or 4.2% from the net impact of new and closed stores since March 30, 1996. Other income increased $4.2 million or 17.2% in the second quarter of 1997 as compared to the same quarter in 1996.

   Sales increased 7.3% in the six months ended June 28, 1997, to $5,588.5 million, an increase of $381.6 million over the six months ended June 29, 1996. This reflects an increase of $168.9 million or 3.2% in sales from comparable stores and sales of $212.7 million or 4.1% from the net impact of new and closed stores since the beginning of 1996. Other income increased 23.9% in the first six months of 1997 as compared to the first six months of 1996.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 76.6% and 77.1% in the quarters ended June 28, 1997 and June 29, 1996, respectively. These cost of sales percentages were 76.6% and 77.4% for the six months ended June 28, 1997 and June 29, 1996, respectively. The decreases in cost of merchandise sold, as a percentage of sales, are due to buying and merchandising efficiencies.

                  PUBLIX SUPER MARKETS, INC.


    Operating and administrative expenses, as a percentage of sales, were approximately 20.2% and 19.4% for the quarters ended June 28, 1997, and June 29, 1996, respectively. The operating and administrative expenses, as a percentage of sales, were 19.5% and 18.7% for the six months ended June 28, 1997 and June 29, 1996, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.


                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
    In the Company's Form 10-K for the fiscal year ended December 28, 1996, the Company disclosed that on January 24, 1997, the Company, the plaintiffs in the Shores case and the Equal Employment Opportunity Commission (the "EEOC") entered into a settlement agreement (the "Shores Agreement") with respect to all matters related to the case. The Court approved the Shores Agreement and entered a Consent Decree incorporating its terms on May 23, 1997.

    Also, as reported in the Company's Form 10-Q for the quarterly period ended March 29, 1997, a purported class action was filed against the Company on April 3, 1997 in the Federal District Court for the Middle District of Florida, Tampa Division, Case No. 97-760-Civ-T-25E, by Lemuel Middleton and 15 other present or former employees of the Company, individually and on behalf of all other persons similarly situated. In their Complaint, the plaintiffs allege that the Company has and is currently engaged in a pattern and practice of race-based discriminatory treatment of black employees and applicants with respect to hiring, promotion, job assignment, conditions of employment, pay, discharge, and other employment aspects, all in violation of federal and state law. The plaintiffs seek, among other relief, a certification of the suit as a class action, declaratory and injunctive relief, back pay, front pay, benefits and other compensatory damages, and punitive damages. The Company denies the allegations of the Complaint and intends to vigorously defend the action. No material developments have occurred since the action was originally reported.

Item 4.  Results of Votes of Security Holders
---------------------------------------------
    The Annual Meeting of Stockholders of the Company was held on May 13, 1997, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to management's solicitation. All of management's nominees for directors as listed in the proxy statement were elected.

Item 6(a).  Exhibits
--------------------
    27.  Financial Data Schedule for the six months ended June 28,
         1997.

Item 6(b).  Reports on Form 8-K
-------------------------------
   The Company filed a report on Form 8-K dated April 8, 1997, reporting  the legal proceeding disclosed in Part II,  Item  1 above.

                          SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                    PUBLIX SUPER MARKETS, INC.



Date:  August 8, 1997     /s/ S. Keith Billups
                          ---------------------------
                          S. Keith Billups, Secretary





Date: August 8, 1997       /s/ David P. Phillips
                           -----------------------------------
                           David  P. Phillips, Vice President
                           Finance and Treasurer (Principal
                           Financial Officer)