Form 10-Q
period 1997-09-27
PUBLIX SUPER MARKETS INC
filed 1997-11-10
CIK 81061

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                   Washington, D.C.  20549


                          FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 27, 1997
                                                        ------------------


                              OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ____________ to ______________




                 Commission File Number 0-981
                 ----------------------------




                 PUBLIX SUPER MARKETS, INC.
    -----------------------------------------------------
    (Exact name of Registrant as specified in its charter)




          Florida                              59-0324412
-------------------------------    -----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)



1936 George Jenkins Blvd.
Lakeland, Florida                                      33815
----------------------------------------  ----------------------------
(Address of principal executive offices)            (Zip Code)



Registrant's telephone number, including area code (941) 688-1188
                                                   --------------



Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes     X           No _______
    --------

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of October 31, 1997 was 217,009,373.








                      Page 1 of 9 pages

                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                    PUBLIX SUPER MARKETS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
         (Amounts are in thousands, except share amounts)

                              ASSETS
                                          September 27, 1997  December 28, 1996
                                          ------------------  -----------------
                                              (Unaudited)
Current Assets
--------------
Cash and cash equivalents                     $  524,397          $  457,405
Short-term investments                           105,150              65,586
Trade receivables                                 55,500              61,221
Merchandise inventories                          563,662             570,254
Deferred tax assets                               67,131              71,027
Prepaid income taxes                               2,935                 ---
Prepaid expenses                                   4,817               1,339
                                              ----------          ----------

    Total Current Assets                       1,323,592           1,226,832
                                              ----------          ----------

Long-term investments                            268,053             172,486
Other noncurrent assets                            9,056              11,491
Property, plant and equipment                  2,684,403           2,728,466
Accumulated depreciation                      (1,117,625)         (1,218,191)
                                              ----------          ----------

         Total Assets                         $3,167,479          $2,921,084
                                              ==========          ==========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Current installments of long-term debt        $      ---          $      130
Accounts payable                                 520,164             523,497
Accrued contributions to retirement plans        127,688              73,555
Accrued salaries and wages                        76,945              47,115
Accrued self-insurance reserves                   66,336              64,250
Accrued nonrecurring charge                       72,660              89,000
Federal and state income taxes                       ---              21,036
Other                                            109,310              90,984
                                              ----------          ----------

    Total Current Liabilities                    973,103             909,567
                                              ----------          ----------

Long-term debt, excluding current installments       ---                 108
Deferred tax liabilities, net                    109,129             100,127
Self-insurance reserves                           79,567              73,336
Accrued postretirement benefit cost               41,173              37,295
Other noncurrent liabilities                      41,804              49,472

Stockholders' Equity
--------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares;  issued 220,293,812
  shares at September 27, 1997 and 219,942,912
  shares at December 28, 1996                    220,294             219,943
Additional paid-in capital                        99,145              91,991
Reinvested earnings                            1,649,667           1,437,902
                                              ----------          ----------
                                               1,969,106           1,749,836
Less treasury shares of 2,262,012
 at September 27, 1997, at cost                  (50,006)                ---

Unrealized gain on investment
  securities available-for-sale, net               3,603               1,343
                                              ----------          ----------

    Total Stockholders' Equity                 1,922,703           1,751,179
                                              ----------          ----------

         Total Liabilities and Stockholders'
           Equity                             $3,167,479          $2,921,084
                                              ==========          ==========

See accompanying notes to condensed consolidated financial statements.

                  PUBLIX SUPER MARKETS, INC.
          CONDENSED CONSOLIDATAED STATEMENTS OF EARNINGS
  (Amounts are in thousands, except per share and share amounts)


                                                   Three Months Ended

                                          September 27, 1997  September 28, 1996
                                          ------------------  ------------------
                                                       (Unaudited)
Revenues
--------
Sales                                        $  2,710,522        $  2,515,915
Other income, net                                  26,809              25,138
                                             ------------        ------------

    Total revenues                              2,737,331           2,541,053
                                             ------------        ------------


Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                      2,067,928           1,921,211
Operating and administrative expenses             561,212             509,843
Interest expense                                        5                  52
                                             ------------        ------------

    Total costs and expenses                    2,629,145           2,431,106
                                             ------------        ------------

Earnings before income tax expense                108,186             109,947

Income tax expense                                 38,836              40,787

    Net earnings                             $     69,350        $     69,160
                                             ============        ============

Weighted average number of common
  shares outstanding                          218,740,721         219,377,612
                                             ============        ============

Net earnings per common share                $        .32        $        .32
                                             ============        ============

Cash dividends per common share                      none                none






























See accompanying notes to condensed consolidated financial statements.

                  PUBLIX SUPER MARKETS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
  (Amounts are in thousands, except per share and share amounts)


                                                    Nine Months Ended

                                          September 27, 1997  September 28, 1996
                                          ------------------  ------------------
                                                        (Unaudited)
Revenues
--------
Sales                                        $  8,299,068        $  7,722,844
Other income, net                                  85,028              72,114
                                             ------------        ------------

    Total revenues                              8,384,096           7,794,958
                                             ------------        ------------


Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                      6,349,237           5,953,754
Operating and administrative expenses           1,650,393           1,483,665
Interest expense                                       13                 177
                                             ------------        ------------

    Total costs and expenses                    7,999,643           7,437,596
                                             ------------        ------------

Earnings before income tax expense                384,453             357,362

Income tax expense                                139,554             133,082
                                             ------------        ------------

    Net earnings                             $    244,899        $    224,280
                                             ============        ============

Weighted average number of common
  shares outstanding                          219,348,046         221,885,211
                                             ============        ============

Net earnings per common share                $       1.12        $       1.01
                                             ============        ============

Cash dividends per common share              $        .15        $        .13
                                             ============        ============





























See accompanying notes to condensed consolidated financial statements.

                  PUBLIX SUPER MARKETS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Amounts are in thousands)



                                                     Nine Months Ended

                                           September 27, 1997  September 28, 1996
                                           ------------------  ------------------
                                                        (Unaudited)
Cash Flows From Operating Activities
------------------------------------
Cash received from customers                   $8,360,837          $7,768,719
Cash paid to employees and suppliers           (7,690,641)         (7,083,677)
Income taxes paid                                (152,046)           (129,602)
Payment for self-insured claims                   (80,575)            (76,913)
Other, net                                         27,663              15,968
                                               ----------          ----------

   Net Cash Provided by Operating Activities      465,238             494,495
                                               ----------          ----------


Cash Flows From Investing Activities
------------------------------------
Payment for property, plant and equipment        (183,808)           (155,150)
Payment for investment securities -
  available-for-sale                             (429,378)           (328,573)
Proceeds from sale of investment securities -
  available-for-sale                              296,075             287,727
Other, net                                          2,159               4,093
                                               ----------          ----------

   Net Cash Used in Investing Activities         (314,952)           (191,903)
                                               ----------          ----------


Cash Flows From Financing Activities
------------------------------------
Payment of long-term debt                            (238)             (1,017)
Proceeds from sale of common stock                 48,364              26,677
Payment for acquisition of common stock           (98,417)           (153,464)
Dividends paid                                    (33,003)            (29,184)
                                               ----------          ----------

   Net Cash Used in Financing Activities          (83,294)           (156,988)
                                               ----------          ----------


Net increase in cash and cash equivalents          66,992             145,604

Cash and cash equivalents at beginning of
  period                                          457,405             276,700
                                               ----------          ----------

Cash and cash equivalents at end of period     $  524,397         $   422,304
                                               ==========         ===========






















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

2. Due to the seasonal nature of the Company's business, the results for the three months and nine months ended September 27, 1997 are not necessarily indicative of the results for the entire 1997 fiscal year.

                  PUBLIX SUPER MARKETS, INC.


Item  2.  Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------
    Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $465.2 million in the nine months ended September 27, 1997, as compared with $494.5 million in the nine months ended September 28, 1996. Cash and cash equivalents totaled $524.4 million as of September 27, 1997.

    Capital expenditures totaled $183.8 million in the nine months ended September 27, 1997. These expenditures were primarily incurred in connection with the opening of 25 new stores and the remodeling or enlarging of 15 stores which added .95 million square feet. In addition, the Company closed four stores. Capital expenditures in the nine months ended September 28, 1996, were approximately $155.1 million. These expenditures were primarily incurred in connection with the opening of 24 new stores and the remodeling or enlarging of seven stores which added
 .97 million square feet.  In addition, the Company closed eight stores.

    The Company has budgeted approximately $116.2 million for the remainder of 1997 for new store construction and the remodeling or enlarging of several existing stores. The capital budget is subject to continuing change and review. The remaining capital expenditures are expected to be financed by internally generated funds and current liquid assets.

   As of September 27, 1997 the Company has committed lines of credit for $100.0 million and one uncommitted line of credit for $25.0 million. These lines are reviewed annually by the banks. The interest rate for these lines is at or below the prime rate. No amounts were outstanding as of September 27, 1997.

    Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Management believes the Company's liquidity will continue to be strong.

Operating Results
-----------------
    Sales increased 7.7% in the third quarter of 1997 to $2,710.5 million, an increase of $194.6 million compared to the same quarter in 1996. This represents an increase of $78.4 million or 3.1% additional sales from stores that were open for all of both quarters (comparable stores) and additional sales of $116.2 million or 4.6% from the net impact of new and closed stores since June 28, 1996. Other income increased $1.7 million or 6.6% in the third quarter of 1997 as compared to the same quarter in 1996.

   Sales increased 7.5% in the nine months ended September 27, 1997, to $8,299.1 million, an increase of $576.2 million over the nine months ended September 28, 1996. This reflects an increase of $247.3 million or 3.2% in sales from comparable stores and sales of $328.9 million or 4.3% from the
net impact of new and closed stores since the beginning of 1996.   Other
income increased $12.9 million or 17.9% in the first nine months of 1997 as compared to the first nine months of 1996.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 76.3% and 76.4% in the quarters ended September 27, 1997 and September 28, 1996, respectively. These cost of sales percentages were 76.5% and 77.1% for the nine months ended September 27, 1997 and September 28, 1996, respectively.

                  PUBLIX SUPER MARKETS, INC.


    Operating and administrative expenses, as a percentage of sales, were approximately 20.7% and 20.3% for the quarters ended September 27, 1997, and September 28, 1996, respectively. The operating and administrative expenses, as a percentage of sales, were 19.9% and 19.2% for the nine months ended September 27, 1997 and September 28, 1996, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.


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

    Also, as reported in the Company's Form 10-Q for the quarterly period ended March 29, 1997, a purported class action was filed against the Company on April 3, 1997 in the Federal District Court for the Middle District of Florida, Tampa Division, Case No. 97-760-Civ-T-25E, by Lemuel Middleton and 15 other present or former employees of the Company, individually and on behalf of all other persons similarly situated. In their Complaint, the plaintiffs allege that the Company has and is currently engaged in a pattern and practice of race-based discriminatory treatment of black employees and applicants with respect to hiring, promotion, job assignment, conditions of employment, pay, discharge, and other employment aspects, all in violation of federal and state law. The plaintiffs seek, among other relief, a certification of the suit as a class action, declaratory and injunctive relief, back pay, front pay, benefits and other compensatory damages, and punitive damages. The Company denies the allegations of the Complaint and intends to vigorously defend the action. The plaintiffs filed their motion seeking certification of the class on October 30, 1997. No material developments have occurred since the action was originally reported.

    A purported class action was filed against the Company on November 6, 1997 in the Federal District Court for the Middle District of Florida,
Tampa Division, Case No 97-2706-Civ-T-25E, by Shirley Dyer and five other present or former employees of the Company, individually and on behalf of all other persons similarly situated. In their Complaint, the plaintiffs allege that the Company has and is currently engaged in a policy and pattern or practice of gender-based discriminatory treatment of female employees and applicants in the Company's non-retail operations with respect to job assignments, promotional opportunities, management positions, equal pay, full-time status, and other benefits and conditions of employment, all in violation of federal and state law. The plaintiffs seek, among other relief, a certification of the suit as a proper class action, a declaratory judgment that the Company's practices are unlawful, back pay, front pay, benefits and other compensatory damages, exemplary and punitive damages, and injunctive relief. The Company denies the allegations of the Complaint and intends to vigorously defend the action.

Item 6(a).  Exhibits
--------------------
    27.   Financial Data Schedule for the nine months ended September 27,
1997.

Item 6(b).  Reports on Form 8-K
-------------------------------
    No reports on Form 8-K were filed during the three months ended September 27, 1997.

                          SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                    PUBLIX SUPER MARKETS, INC.



Date: November 7, 1997   /s/ S. Keith  Billups
                         -----------------------------------------------
                         S. Keith Billups, Secretary





Date: November 7, 1997   /s/ David P. Phillips
                         -----------------------------------------------
                         David P. Phillips, Vice President Finance
                         and Treasurer (Principal Financial Officer)