Form 10-K
period 1997-12-27
PUBLIX SUPER MARKETS INC
filed 1998-03-27
CIK 81061

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 27, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to ______________

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

Yes       X          No
   -----------------   -----------------
The  aggregate market value of the voting stock held by non-affiliates
of   the   Registrant   as   of  March  3,  1998   was   approximately
$3,951,580,000.

The number of shares of Registrant's common stock outstanding as of the opening of business on March 4, 1998 was 218,016,983.

DOCUMENTS INCORPORATED BY REFERENCE

Pages 2 through 8 of Proxy Statement solicited for the 1998 Annual Meeting of Stockholders to be held on May 12, 1998 are incorporated by reference in Items 10, 11 and 13 of Part III hereof.

                                PART I

Item 1.  Business
-----------------
     Publix Super Markets, Inc. is based in Lakeland, Florida and was incorporated in Florida on December 27, 1921. Publix Super Markets, Inc. and its wholly owned subsidiary, hereinafter collectively referred to as the "Company," is in the business of operating retail food supermarkets in Florida, Georgia, South Carolina and Alabama. The Company has no other lines of business or industry segments. Therefore, financial information about industry segments or lines of business is omitted.

     The Company's supermarkets sell groceries, dairy, produce, deli, bakery, meat, seafood, housewares and health and beauty care items. Many stores have pharmacy, photo and floral departments. In addition, the Company has agreements with commercial banks to operate in some of its stores.

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

     The Company operated 563 supermarkets at the end of 1997, compared with 534 at the beginning of the year. In 1997, 33 stores were opened, four stores were closed, and 19 stores were expanded or remodeled. The net increase in square footage was 1.4 million square feet or 5.9% since 1996. At the end of 1997, the Company had 458 stores located in Florida, 86 located in Georgia, 16 located in South Carolina and three located in Alabama. Also, as of year end, the Company had 15 stores under construction in Florida, six in Georgia and four in South Carolina.

     The Company is engaged in a highly competitive industry. Competition, based primarily on price, quality of goods and service, convenience and product mix, is with several national and regional chains, independent stores and mass merchandisers throughout its market areas. The Company anticipates continued competitor format innovation and location additions in 1998.

     The influx of winter residents to Florida and increased purchases of food during the traditional Thanksgiving, Christmas and Easter holidays typically results in seasonal sales increases between November and April of each year.

     The Company has experienced no significant changes in the kinds of products sold or in its methods of distribution since the beginning of the fiscal year.

     The Company had approximately 111,000 employees at the end of 1997, compared with 103,000 at the end of 1996. Of this total, approximately 68,500 at the end of 1997 and 64,000 at the end of 1996 were not full-time employees.

     The Company's research and development expenses are insignificant.

     Compliance by the Company with Federal, state and local environmental protection laws during 1997 had no material effect upon capital expenditures, earnings or the competitive position of the Company.

Item 2.  Properties
-------------------
     At year end, the Company operated approximately 25.3 million square feet of retail space. The Company's stores vary in size. Current store prototypes range from 27,000 to 60,000 square feet. Stores are often located in strip shopping centers where the Company is the anchor tenant.

     The majority of the Company's retail stores are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by leases on other properties. At 45 locations both the building and land are owned and at 33 other locations the building is owned while the land is leased.

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

     On January 24, 1997, the Company, the EEOC and the plaintiffs in the Shores case entered into a settlement with respect to all matters related to the case. The settlement was memorialized in a consent decree, which was approved by the Court on May 23, 1997 (the "Shores Consent Decree").

     Under the Shores Consent Decree, the Company will pay $81.5 million to the plaintiffs, their counsel and other class members. The Company agreed to establish a formal system by which employees will be considered for promotion. Promotions will be based on qualifications and expressed interest of employees. The Company has also agreed to make certain other procedural changes. The Company's compliance with the Shores Consent Decree will be monitored by class counsel and the EEOC.

     Also on January 24, 1997, the Company agreed with the EEOC to settle all pending EEOC charges related to gender and race discrimination that were not included in the Shores Consent Decree. A formal settlement agreement was executed by the parties on April 13, 1997. Under the EEOC settlement, the Company agreed to pay an additional $3.5 million to members of the affected classes. The Company also agreed to follow procedures with respect to class members similar to those established under the Shores Consent Decree.

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

     A purported class action was filed against the Company on April 3, 1997 in the Court by Lemuel Middleton and 15 other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Middleton case"). In their Complaint, the plaintiffs allege that the Company has and is currently engaged in a pattern and practice of race-based discriminatory treatment of black employees and applicants with respect to hiring, promotion, job assignment, conditions of employment, and other employment aspects, all in violation of Federal and state law. Subsequently, three of the named plaintiffs withdrew their claims with prejudice. The plaintiffs seek, among other relief, a certification of the suit as a class action, declaratory and injunctive relief, back pay, front pay, benefits and other compensatory damages, and punitive damages. Action by the Court is now pending on the plaintiffs' request for class certification.

     On November 6, 1997, another purported class action was filed against the Company in the Court by Shirley Dyer and five other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Dyer case"). In their Complaint, the plaintiffs allege that the Company has violated and is currently violating Federal and state civil rights statutes by discriminating against female employees and applicants with respect to hiring, promotion, training, compensation, discipline, demotion and termination, and/or retaliation for bringing allegations of discrimination. In their Complaint, the plaintiffs propose a class of all female current, former and future Company employees and applicants in all of the Company's "non-retail" operations. The plaintiffs seek, among other relief, a certification of the suit as a class action, declaratory and injunctive relief, back pay, front pay, benefits and other compensatory damages, and punitive damages. The parties have begun extensive discovery on issues relating to class certification.

     The Company denies the allegations of the plaintiffs in the Middleton and Dyer cases and is vigorously defending the actions.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     None

                   EXECUTIVE OFFICERS OF THE COMPANY


                                                                          Served as
                                                    Nature of Family      Officer of
                                                      Relationship         Company
     Name                Age  Position              Between Officers        Since
     ----                ---  --------              ----------------        -----
Howard M. Jenkins         46  Chairman of           Cousin of                1976
                              the Board and         Charles H. Jenkins,
                              Chief Executive       Jr., uncle of
                              Officer               W. Edwin Crenshaw
                                                    and brother-in-law
                                                    of Hoyt R. Barnett

Charles H. Jenkins, Jr.   54  Chairman of the       Cousin of                1974
                              Executive Committee   Howard M. Jenkins and
                                                    cousin of
                                                    W. Edwin Crenshaw

W. Edwin Crenshaw         47  President             Nephew of                1990
                                                    Howard M. Jenkins
                                                    and cousin of
                                                    Charles H. Jenkins, Jr.

William H. Vass           48  Executive                                      1986
                              Vice President

Hoyt R. Barnett           54  Executive             Brother-in-law of        1977
                              Vice President        Howard M. Jenkins

Jesse L. Benton           55  Vice President                                 1988

S. Keith Billups          65  Secretary                                      1968

R. Scott Charlton         39  Vice President                                 1992

Carolyn C. Day            52  Assistant Secretary                            1992

Glenn J. Eschrich         53  Vice President                                 1995

William V. Fauerbach      51  Vice President                                 1997

John R. Frazier           47  Vice President                                 1997

M. Clayton Hollis, Jr.    41  Vice President                                 1994

Mark R. Irby              42  Vice President                                 1989

Tina P. Johnson           38  Senior Vice President                          1990

James J. Lobinsky         58  Senior Vice President                          1992

Thomas M. McLaughlin      47  Vice President                                 1994

Sharon A. Miller          54  Assistant Secretary                            1992

Robert H. Moore           55  Vice President                                 1994

Thomas M. O'Connor        50  Vice President                                 1992

David P. Phillips         38  Vice President Finance                         1990
                              and Treasurer

                   EXECUTIVE OFFICERS OF THE COMPANY



                                                                          Served as
                                                    Nature of Family      Officer of
                                                      Relationship         Company
     Name                Age  Position              Between Officers        Since
     ----                ---  --------              ----------------        -----

James H. Rhodes II        53  Vice President                                 1995

Daniel M. Risener         57  Vice President                                 1985

Edward T. Shivers         58  Vice President                                 1985

James F. Slappey          55  Vice President                                 1992

The terms of all officers expire at the annual meeting of the Company in May 1998.

Name                      Business Experience During Last Five Years
----                      ------------------------------------------
Howard  M.  Jenkins       Chairman of the Board and Chief Executive Officer of the
                          Company.

Charles H. Jenkins, Jr.   Chairman of the Executive Committee of the Company.

W.  Edwin  Crenshaw       Vice President of the Company to January 1994, Executive
                          Vice President to January 1996, President thereafter.

William H. Vass           Executive Vice President and Trustee of the ESOT of the
                          Company.

Hoyt R. Barnett           Executive Vice President and Trustee of the Profit Sharing
                          Plan of the Company.

Jesse L. Benton           Vice President of the Company.

S. Keith Billups          Secretary of the Company.

R. Scott Charlton         Vice President of the Company.

Carolyn  C. Day           Capital Stock Registrar and Transfer Agent and Assistant
                          Secretary of the Company.

Glenn  J. Eschrich        Director of Strategy Support of the Company to March
                          1995, Vice President thereafter.

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

John R. Frazier           Real Estate Manager of the Company to August 1996,
                          Director of Real Estate to January  1997, Vice President
                          thereafter.

M.  Clayton  Hollis, Jr.  Director of Government Relations of the Company to June
                          1994, Vice President thereafter.

Mark R. Irby              Vice President of the Company.

Tina  P.  Johnson         Treasurer of the Company to January 1995, Treasurer and
                          Trustee of the 401(k) Plan - Publix Stock Fund to March
                          1996, Vice President, Treasurer and Trustee of the 401(k)
                          Plan - Publix Stock Fund to July 1997, Senior Vice
                          President and Trustee of the 401(k) Plan - Publix Stock
                          Fund thereafter.

James  J. Lobinsky        Vice President of the Company to July 1997, Senior Vice
                          President thereafter.

Thomas  M.  McLaughlin    Director of Retail Operations - Lakeland Division of the
                          Company to January 1994, Regional Director of Retail
                          Operations - Lakeland Division to June 1994, Vice
                          President thereafter.


Sharon A. Miller          Director of Administration and Assistant Secretary of the
                          Company.

Name                      Business Experience During Last Five Years
----                      ------------------------------------------
Robert H. Moore           Director of Retail Operations - Atlanta Division of the
                          Company to January 1994, Vice President thereafter.

Thomas M. O'Connor        Vice President of the Company.

David P. Phillips         Controller of the Company to March 1996, Vice President
                          and Controller to July 1997, Vice President Finance and
                          Treasurer thereafter.

James H. Rhodes II        Director of Human Resources of the Company to April 1995,
                          Vice President thereafter.

Daniel M. Risener         Vice President of the Company.

Edward T. Shivers         Vice President of the Company.

James F. Slappey          Vice President of the Company.

                                 PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters
------------------------------------------------------------------------------
(a)Market Information
   ------------------
   Substantially all transactions of the Company's common stock have been among the Company, its employees, former employees, their families and various benefit plans established for the Company's employees. The market price of the Company's common stock is determined by the Board of Directors based upon appraisals prepared by an independent appraiser. The market price for 1997 and 1996 was as follows:

                                                    1997              1996
                                                    ----              ----
           January - February                     $20.75            $16.25
           March - April                           21.00             16.75
           May - July                              21.75             18.50
           August - October                        23.00             20.00
           November - December                     23.25             20.75

(b)Approximate Number of Equity Security Holders
   ---------------------------------------------
   As of March 4, 1998, the approximate number of holders of record of the Company`s common stock was 70,000.

(c)Dividends
   ---------
   The Company paid cash dividends of $.15 per share of common stock in 1997 and $.13 per share in 1996. Payment of dividends is within the discretion of the Company's Board of Directors and depends on, among other factors, earnings, capital requirements and the operating and financial condition of the Company. It is believed that comparable cash dividends will be paid in the future.

Item 6.  Five Year Summary of Selected Financial Data
-----------------------------------------------------

                             1997         1996         1995         1994         1993
                             ----         ----         ----         ----         ----
Sales:
  Sales                 $11,224,378   10,431,302    9,393,021    8,664,795    7,472,652
  Percent increase             7.6%        11.1%         8.4%        16.0%        12.1%
  Comparable store sales
    percent increase           3.3%         5.6%         2.8%         5.2%         6.4%

Earnings:
  Gross profit          $ 2,674,118    2,424,799    2,124,036    1,952,043    1,638,044
  Earnings before income
    tax expense and
    cumulative effect
    of changes in
    accounting
    principles          $   555,357      416,584      381,500      378,300      288,709
  Net earnings before
    cumulative effect
    of changes in
    accounting
    principles          $   354,622      265,176      242,141      238,567      183,811
  Net earnings          $   354,622      265,176      242,141      238,567      180,317
  Net earnings as a
    percent of sales          3.16%        2.54%        2.58%        2.75%        2.41%

Common stock:
  Weighted average
    shares outstanding  218,871,661  221,195,884  225,852,938  231,514,459  236,249,110
  Basic earnings per
    common share,
    based on weighted
    average shares
    outstanding         $      1.62         1.20         1.07         1.03          .76
  Dividends per share   $       .15          .13          .11          .09          .08

Financial data:
  Capital expenditures  $   259,806      226,752      256,629      374,190      320,167
  Working capital       $   366,680      317,265      232,570      159,971      137,160
  Current ratio                1.37         1.35         1.31         1.24         1.23
  Total assets          $ 3,294,980    2,921,084    2,559,365    2,302,336    2,054,315
  Long-term debt        $       ---          108        1,765        3,031        4,930
  Stockholders' equity  $ 2,019,299    1,751,179    1,614,717    1,473,154    1,308,009

Other:
  Number of stores              563          534          508          470          425

NOTE:  Amounts are in thousands, except per share and share amounts.
       Fiscal year 1994 includes 53 weeks.  All other years include 52 weeks.

Item 7.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------
Business Environment
--------------------
            As of December 27, 1997, the Company operated 563 retail grocery stores representing approximately 25.3 million square feet of retail space. Historically, the Company's primary competition has been from national and regional chains and smaller independents located throughout its market areas. The Company has continued to experience increased competition from mass merchandisers. The products offered by these retailers include many of the same items sold by the Company.

            At the end of fiscal 1997, the Company had 458 stores located in Florida, 86 located in Georgia, 16 located in South Carolina and three located in Alabama. The Company opened its first store in Georgia during the fourth quarter of 1991, its first store in South Carolina in the fourth quarter of 1993, and its first store in Alabama in the third quarter of 1996. The Company opened 16 stores in Florida, 13 stores in Georgia, three stores in South Carolina and one store in Alabama during 1997. The Company intends to continue to pursue vigorously new locations in Florida and other states.

Liquidity and Capital Resources
-------------------------------
     Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $589.2 million in 1997, compared with $639.9 million in 1996 and $488.3 million in 1995. Working capital was approximately $366.7 million as of December 27, 1997, as compared with $317.3 million and $232.6 million as of December 28, 1996 and December 30, 1995, respectively. Cash and cash equivalents aggregated approximately $530.0 million as of December 27, 1997, as compared with $457.4 million and $276.7 million as of December 28, 1996 and December 30, 1995, respectively.

     Capital expenditures totaled $259.8 million in 1997. These expenditures were primarily incurred in connection with the opening of 33 new stores and remodeling or expanding 19 stores which added 1.4 million square feet. In addition, the Company closed four stores. Capital expenditures totaled $226.8 million in 1996. These expenditures were primarily incurred in connection with the opening of 34 new stores and remodeling or expanding 12 stores which added 1.4 million square feet. In addition, the Company closed eight stores. Capital expenditures totaled $256.6 million in 1995. These expenditures were primarily incurred in connection with the opening of 44 new stores and remodeling or expanding 19 stores which added 2.2 million square feet. Construction was completed on a new distribution center and dairy processing plant in Lawrenceville, Georgia. In addition, the Company closed six stores.

     The Company plans to open as many as 31 stores in 1998. Although real estate development is unpredictable, the Company's 1998 new store growth represents a reasonable estimate of anticipated future growth. Capital expenditures for 1998, primarily made up of new store construction and the remodeling or expanding of several existing stores, are expected to be approximately $300 million. This capital program is subject to continuing change and review. The 1998 capital expenditures are expected to be financed by internally generated funds and current liquid assets. In the normal course of operations, the Company replaces stores and closes unprofitable stores. The impact of future store closings is not expected to be material.

     The Company is self-insured, up to certain limits, for health care, fleet liability, general liability and workers' compensation claims. Reserves are established to cover estimated liabilities for existing and anticipated claims based on actual experience including, where necessary, actuarial studies. The Company has insurance coverage for losses in excess of varying amounts. The provision for self-insured reserves was $116.8 million, $122.0 million and $103.1 million in fiscal 1997, 1996 and 1995, respectively. The Company does not believe its self-insurance program will have a material adverse impact on its future liquidity, financial condition or results of operations.

     The Company has a committed line of credit totaling $50.0 million. This line is reviewed annually by the bank. The interest rate for this line is at or below the prime rate. No amounts were outstanding on the line of credit as of December 27, 1997 or December 28, 1996.

     Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Short-term investments were approximately $46.8 million in 1997 compared with $65.6 million in 1996. Long-term investments, primarily comprised of tax exempt bonds, taxable bonds and preferred stocks, were approximately $331.7 million in 1997 compared with $172.5 million in 1996. Management believes the Company's liquidity will continue to be strong.

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

Results of Operations
---------------------
     The Company's fiscal year ends on the last Saturday in December. Fiscal years 1997, 1996 and 1995 include 52 weeks.

     Sales for fiscal 1997 were $11,224.4 million as compared with $10,431.3 million in fiscal 1996, a 7.6% increase. This reflects an increase of $344.3 million or 3.3% in sales from stores that were open for all of both years (comparable stores) and sales of $448.8 million or 4.3% from the net impact of new and closed stores since the beginning of 1996. Net new stores contributed an increase of 5.9% or approximately 1.4 million square feet in retail space in fiscal 1997.

     Sales for fiscal 1996 were $10,431.3 million as compared with $9,393.0 million in fiscal 1995, an 11.1% increase. This reflects an increase of $526.0 million or 5.6% in sales from comparable stores and sales of $512.3 million or 5.5% from the net impact of new and closed stores since the beginning of 1995. Net new stores contributed an increase of 6.2% or approximately 1.4 million square feet in retail space in fiscal 1996.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses was approximately 76.2% of sales in 1997 as compared with 76.8% and 77.4% in 1996 and 1995, respectively. In 1997 and 1996, cost of merchandise sold decreased as a percentage of sales due to buying and merchandising efficiencies.

     Operating and administrative expenses, as a percent of sales, were 19.9%, 19.3% and 19.4% in 1997, 1996 and 1995, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.

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

Accounting Standards
--------------------
     The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," (SFAS 128) effective for the year ended December 27, 1997. SFAS 128 governs the computation, presentation and disclosure requirements for earnings per share (EPS). SFAS 128 simplifies the computation of EPS and makes the presentation of EPS comparable to international EPS standards. There was no effect on the Company's EPS as a result of adopting SFAS 128.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," (SFAS 130) effective for fiscal years beginning after December 15, 1997. SFAS 130 sets forth standards for the reporting of comprehensive income in the financial statements. Comprehensive income includes net earnings and other comprehensive income. Other comprehensive income includes revenues, expenses, gains and losses that have been excluded from net earnings and recorded directly in the stockholders' equity section of the balance sheet.
The Company will report comprehensive income beginning with the quarter ending March 28, 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) effective for fiscal years beginning after December 15, 1997. SFAS 131 provides accounting guidance for reporting information about operating segments and requires interim segment reporting. The Company operates in a single segment of business therefore, the effect of adopting SFAS 131 is not expected to be material.

Year 2000
---------
     The Company is currently completing its review of key financial informational and operational computer systems for year 2000 issues. Based upon this review to date, management does not anticipate that the Company will encounter significant operational issues related to making its systems year 2000 compliant. The financial impact of making required systems changes is not expected to be material.

Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------
     From time to time, information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information about the future performance of the Company which is based on management's assumptions and beliefs in light of the information currently available to them. When used in this document, the words "plan," "estimate," "project," "intend" and "believe" and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to: competitive practices and pricing in the food and drug industries generally and particularly in the Company's principal markets; changes in the general economy; changes in consumer spending and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation, changes in state and Federal legislation or regulation, adverse determinations with respect to litigation or other claims, ability to recruit and train employees, ability to construct new stores or complete remodels as rapidly as planned and stability of product costs. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. The Company assumes no obligation to update publicly these forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
     The Company does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments.


Item 8.  Financial Statements and Supplemental Data
---------------------------------------------------
     The Company's financial statements, together with the independent auditors' report thereon, are included in the section following Part IV of this report.

Item 9.  Changes in and Disagreements with Accountants on  Accounting
---------------------------------------------------------------------
         and Financial Disclosure
         ------------------------
     None

                               PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons of the
-----------------------------------------------------------------------------
          Registrant
          ----------
  Certain information concerning the directors of the Company is incorporated by reference to pages 2 through 5 of the Proxy Statement of the Company (1998 Proxy Statement) which the Company intends to file no later than 120 days after its fiscal year end. Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of the Company."


Item 11.  Executive Compensation
--------------------------------
  Information regarding executive compensation is incorporated by reference to pages 5 through 8 of the 1998 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
  The following table sets forth, as of the opening of business on March 4, 1998, the information with respect to common stock ownership of all directors, including some who are 5% or more beneficial owners, and all officers and directors as a group. Also, listed are others known by the Company to own beneficially 5% or more of the shares of the Company's common stock.

                                     Amount and Nature           Percent
Name                            of Beneficial Ownership (1)      of Class
----                            ---------------------------      --------
Carol Jenkins Barnett                 11,991,612 (2)                5.50

Hoyt R. Barnett                       22,574,456 (3)               10.35

W. Edwin Crenshaw                        638,220                       *

Mark C. Hollis                         1,411,414 (4)                   *

Charles H. Jenkins, Jr.                1,744,795                       *

Howard M. Jenkins                     14,006,850 (5)                6.42

Tina P. Johnson                        2,813,570 (6)                1.29

E. V. McClurg                          1,985,132                       *

William H. Vass                       32,998,039 (7)               15.14

All Officers and Directors
as a group (28 individuals)           89,542,824 (8)               41.07

All Other Beneficial Owners:
----------------------------
Publix Super Markets, Inc.
Profit Sharing Plan and Trust         21,200,000                    9.72

Publix Super Markets, Inc.
Employee Stock Ownership Plan
and Trust                             32,964,229                   15.12

Nancy E. Jenkins                      14,703,305                    6.74

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

(2) Includes 1,248,255 shares which are also shown as beneficially owned by Carol Jenkins Barnett's husband, Hoyt R. Barnett, but excludes all other shares beneficially owned by Hoyt R. Barnett, as to which Carol Jenkins Barnett disclaims beneficial ownership.

(3) Hoyt R. Barnett is Trustee of the Profit Sharing Plan which is the record owner of 21,200,000 shares of common stock over which he exercises sole voting and investment power. Total shares beneficially owned include 1,248,255 shares also shown as beneficially owned by his wife, Carol Jenkins Barnett, but exclude all other shares of common stock beneficially owned by Carol Jenkins Barnett, as to which Hoyt R. Barnett disclaims beneficial ownership.

(4) All shares are owned in a family trust over which Mark C. Hollis is Co-Trustee with his wife. As Co-Trustee, Mark C. Hollis has shared voting and investment power for these shares.

(5) Howard M. Jenkins has sole voting and sole investment power over 3,126,015 shares of common stock which are held directly, sole voting and sole investment power over 162,103 shares which are held indirectly and shared voting and shared investment power over 10,700,373 shares which are held indirectly.

(6) Tina P. Johnson is Trustee of the 401(k) Plan - Publix Stock Fund which is the record owner of 2,762,813 shares of common stock over which she has sole voting and shared investment power.

(7) William H. Vass is Trustee of the Employee Stock Ownership Plan
    (ESOT) which is the record owner of 32,964,229 shares of common stock over which he has shared investment power. As Trustee, William H. Vass exercises sole voting power over 626,744 shares in the ESOT because such shares have not been allocated to participants' accounts. For ESOT shares allocated to participants' accounts, William H. Vass will vote shares as instructed by participants. Additionally, William H. Vass will vote ESOT shares for which no instruction is received.

(8) Includes 56,927,042 shares of common stock owned by the Profit Sharing Plan, ESOT and 401(k) Plan.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
   Information regarding certain relationships and related transactions is incorporated by reference to pages 2 through 5 and 8 of the 1998 Proxy Statement.

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

(b)  Reports on Form 8-K
     -------------------
     The Company filed no reports on Form 8-K during the fourth quarter of the year ended December 27, 1997.

(c)  Exhibits
     --------
     3(a). Articles of Incorporation of the Company, together with all amendments thereto, are incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 25, 1993.

     3(b). Amended and Restated By-laws of the Company are incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 28, 1996.

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

           Amendment to Voting Trust Agreement dated
           September 12, 1986, between Howard M. Jenkins, Julia J. Fancelli, Nancy E. Jenkins and David F. Jenkins, effective March 1, 1994, is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 31, 1994.

           Deed of Termination of Voting Trust Agreement dated September 12, 1986, between Howard M. Jenkins, Julia
           J. Fancelli, Nancy E. Jenkins and David F. Jenkins, effective June 9, 1995, is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 30, 1995.

     -------------------
     21.   Subsidiary of the Company.

     27.   Financial Data Schedule.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PUBLIX SUPER MARKETS, INC.


March 4, 1998                        By: /s/ S. Keith Billups
                                         --------------------
                                         S. Keith Billups
                                         Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                              Chairman of the Board, Chief
                              Executive Officer and Director
/s/ Howard M. Jenkins         (Principal Executive Officer)     March 4, 1998
---------------------------
Howard M. Jenkins


                              Chairman of the Executive
/s/ Charles H. Jenkins, Jr.   Committee and Director            March 4, 1998
---------------------------
Charles H. Jenkins, Jr.



/s/ W. Edwin Crenshaw         President and Director            March 4, 1998
----------------------------
W. Edwin Crenshaw

                              Executive Vice President
/s/ William H. Vass           and Director                      March 4, 1998
----------------------------
William H. Vass


                              Executive Vice President
/s/ Hoyt R. Barnett           and Director                      March 4, 1998
----------------------------
Hoyt R. Barnett


                              Senior Vice President
/s/ Tina P. Johnson           and Director                      March 4, 1998
----------------------------
Tina P. Johnson


                              Vice President Finance
                              and Treasurer
                              (Principal Financial and
/s/ David P. Phillips         Accounting Officer)               March 4, 1998
----------------------------
David P. Phillips

                      PUBLIX SUPER MARKETS, INC.

        Index to Consolidated Financial Statements and Schedule



Independent Auditors' Report

Consolidated Financial Statements:

 Consolidated Balance Sheets - December 27, 1997 and December 28, 1996

 Consolidated Statements of Earnings - Years ended December 27, 1997,
   December 28, 1996 and December 30, 1995

 Consolidated Statements of Stockholders' Equity - Years ended December 27,
   1997, December 28, 1996 and December 30, 1995

 Consolidated Statements of Cash Flows - Years ended December 27,
   1997, December 28, 1996 and December 30, 1995

 Notes to Consolidated Financial Statements


The following consolidated supporting schedule of the Company for the years ended December 27, 1997, December 28, 1996 and December 30, 1995 is submitted herewith:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. as of December 27, 1997 and December 28, 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 27, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                           KPMG PEAT MARWICK LLP




Tampa, Florida
February 25, 1998

                      PUBLIX SUPER MARKETS, INC.

                      Consolidated Balance Sheets

                         December 27, 1997 and
                           December 28, 1996


                        Assets                          1997          1996
                        ------                          ----          ----
                                                    (Amounts are in thousands)
  Current assets:
    Cash and cash equivalents                       $  530,018       457,405
    Short-term investments                              46,847        65,586
    Trade receivables (principally due from
       suppliers)                                       71,318        61,221
    Merchandise inventories                            638,044       570,254
    Deferred tax assets                                 66,402        71,027
    Prepaid expenses                                     2,153         1,339
                                                    ----------    ----------
         Total current assets                        1,354,782     1,226,832
                                                    ----------    ----------


  Long-term investments                                331,659       172,486
  Other noncurrent assets                                9,036        11,491

  Property, plant and equipment:
    Land                                                87,733        87,052
    Buildings and improvements                         609,639       577,129
    Furniture, fixtures and equipment                1,688,425     1,747,854
    Leasehold improvements                             315,205       282,922
    Construction in progress                            56,705        33,509
                                                    ----------    ----------
                                                     2,757,707     2,728,466

    Less accumulated depreciation                    1,158,204     1,218,191
                                                    ----------    ----------
         Net property, plant and equipment           1,599,503     1,510,275
                                                    ----------    ----------
                                                    $3,294,980     2,921,084
                                                    ==========    ==========


  See accompanying notes to consolidated financial statements.

                      PUBLIX SUPER MARKETS, INC.

                      Consolidated Balance Sheets

                         December 27, 1997 and
                           December 28, 1996


       Liabilities and Stockholders' Equity           1997            1996

                                                      (Amounts are in thousands,
                                                         except share amounts)
  Current liabilities:
    Accounts payable                                $  562,536       523,497
    Accrued expenses:
      Salaries and wages                                47,367        47,115
      Contribution to retirement plans                 138,858        73,555
      Self-insurance reserves                           57,415        64,250
      Other                                             97,094        91,114
      Nonrecurring charge                               69,249        89,000
                                                    ----------    ----------
         Total accrued expenses                        409,983       365,034
                                                    ----------    ----------
    Federal and state income taxes                      15,583        21,036
                                                    ----------    ----------
         Total current liabilities                     988,102       909,567

  Deferred tax liabilities, net                        114,807       100,127
  Self-insurance reserves                               90,068        73,336
  Accrued postretirement benefit cost                   42,612        37,295
  Other noncurrent liabilities                          40,092        49,580
                                                    ----------    ----------
         Total liabilities                           1,275,681     1,169,905
                                                    ----------    ----------

  Stockholders' equity:
    Common stock of $1 par value.  Authorized
      300,000,000 shares; issued and outstanding
      217,419,178 shares in 1997 and 219,942,912
      shares in 1996                                   217,419       219,943
    Additional paid-in capital                         100,757        91,991
    Reinvested earnings                              1,696,659     1,437,902
                                                    ----------    ----------
                                                     2,014,835     1,749,836
    Unrealized gain on investment
      securities available-for-sale, net                 4,464         1,343
                                                    ----------    ----------
         Total stockholders' equity                  2,019,299     1,751,179

  Commitments and contingencies
                                                    ----------    ----------
                                                    $3,294,980     2,921,084
                                                    ==========    ==========


  See accompanying notes to consolidated financial statements.

                       PUBLIX SUPER MARKETS, INC.

                  Consolidated Statements of Earnings

           Years ended December 27, 1997, December 28, 1996
                         and December 30, 1995



                                              1997         1996         1995
                                              ----         ----         ----
                                                 (Amounts are in thousands,
                                                  except per share amounts)
Revenues:
 Sales                                     $11,224,378   10,431,302    9,393,021
 Other income, net                             114,507       94,667       77,685
                                           -----------   ----------   ----------
     Total revenues                         11,338,885   10,525,969    9,470,706
                                           -----------   ----------   ----------

Costs and expenses:
 Cost of merchandise sold including
   store occupancy, warehousing
   and delivery expenses                     8,550,260    8,006,503    7,268,985
 Operating and administrative
   expenses                                  2,233,268    2,013,882    1,820,221
  Nonrecurring charge                              ---       89,000          ---
                                           -----------   ----------   ----------
     Total costs and expenses               10,783,528   10,109,385    9,089,206
                                           -----------   ----------   ----------
Earnings before income tax expense             555,357      416,584      381,500

Income tax expense                             200,735      151,408      139,359
                                           -----------   ----------   ----------
Net earnings                               $   354,622      265,176      242,141
                                           ===========   ==========   ==========
Basic earnings per common share based on
  weighted average shares outstanding      $      1.62         1.20         1.07
                                           ===========   ==========   ==========


See accompanying notes to consolidated financial statements.

                           PUBLIX SUPER MARKETS, INC.

                 Consolidated Statements of Stockholders' Equity

                Years ended December 27, 1997, December 28, 1996
                              and December 30, 1995
                                                                                      Common     Unrealized
                                                                                      stock      gain (loss)
                                                                                     acquired   on investment     Total
                                                        Additional                     from      securities       stock-
                                               Common    paid-in      Reinvested       stock-     available-     holders'
                                                stock    capital       earnings       holders   for-sale, net     equity
                                                -----    -------       --------       -------   -------------     ------
                                                    (Amounts are in thousands, except per share and share amounts)
Balances at December 31, 1994                 $231,585    78,421      1,165,128           ---        (1,980)    1,473,154

Net earnings for the year                          ---       ---        242,141           ---           ---       242,141
Cash dividends, $.11 per share                     ---       ---        (25,250)          ---           ---       (25,250)
Contribution of 3,369,603 shares to
  retirement plans                                 ---     6,859            ---        47,898           ---        54,757
11,196,418 shares acquired from stockholders       ---       ---            ---      (162,137)          ---      (162,137)
Sale of 1,987,772 shares to stockholders           ---       ---            ---        29,668           ---        29,668
Change in valuation allowance, net of tax          ---       ---            ---           ---         2,384         2,384
Retirement of 5,839,043 shares                  (5,839)      ---        (78,732)       84,571           ---           ---
                                              --------   -------      ---------       -------         -----     ---------
Balances at December 30, 1995                  225,746    85,280      1,303,287           ---           404     1,614,717

Net earnings for the year                          ---       ---        265,176           ---           ---       265,176
Cash dividends, $.13 per share                     ---       ---        (29,184)          ---           ---       (29,184)
Contribution of 3,156,519 shares to
  retirement plans                                 ---     6,711            ---        57,487           ---        64,198
11,161,186 shares acquired from stockholders       ---       ---            ---      (206,235)          ---      (206,235)
Sale of 2,200,962 shares to stockholders           ---       ---            ---        41,568           ---        41,568
Change in valuation allowance, net of tax          ---       ---            ---           ---           939           939
Retirement of 5,803,705 shares                  (5,803)      ---       (101,377)      107,180           ---           ---
                                              --------   -------      ---------       -------         -----     ---------
Balances at December 28, 1996                  219,943    91,991      1,437,902           ---         1,343     1,751,179

Net earnings for the year                          ---       ---        354,622           ---           ---       354,622
Cash dividends, $.15 per share                     ---       ---        (33,003)          ---           ---       (33,003)
Contribution of 1,407,322 shares to
  retirement plans                                 ---     1,446            ---        30,479           ---        31,925
6,926,207 shares acquired from stockholders        ---       ---            ---      (153,886)          ---      (153,886)
Sale of 2,637,377 shares to stockholders           358     7,320            ---        57,663           ---        65,341
Change in valuation allowance, net of tax          ---       ---            ---           ---         3,121         3,121
Retirement of 2,881,508 shares                  (2,882)      ---        (62,862)       65,744           ---           ---
                                              --------   -------      ---------       -------         -----     ---------
Balances at December 27, 1997                 $217,419   100,757      1,696,659           ---         4,464     2,019,299
                                              ========   =======      =========       =======         =====     =========



See accompanying notes to consolidated financial statements.

                        PUBLIX SUPER MARKETS, INC.

                   Consolidated Statements of Cash Flows

             Years ended December 27, 1997, December 28, 1996
                           and December 30, 1995


                                                 1997            1996            1995
                                                 ----            ----            ----
                                                      (Amounts are in thousands)
Cash flows from operating activities:
  Cash received from customers              $ 11,291,118     10,482,420       9,451,659
  Cash paid to employees and suppliers       (10,441,281)    (9,589,610)     (8,758,575)
  Dividends and interest received                 42,437         28,816          21,649
  Income taxes paid                             (188,842)      (170,412)       (124,884)
  Payment for self-insured claims               (106,920)      (103,286)        (93,250)
  Other operating cash receipts                      678            626             548
  Other operating cash payments                   (7,982)        (8,651)         (8,808)
                                            ------------     ----------      ----------
   Net cash provided by operating
      activities                                 589,208        639,903         488,339
                                            ------------     ----------      ----------
Cash flows from investing activities:
  Payment for property, plant and
   equipment                                    (259,806)      (226,752)       (256,629)
  Proceeds from sale of property, plant
   and equipment                                   7,778         11,072           3,559
  Payment for investment securities -
   available-for-sale (AFS)                     (512,912)      (453,334)       (241,414)
  Proceeds from sale and maturity of
   investment securities - AFS                   375,335        408,808         252,009
   Other, net                                     (5,204)        (2,349)          1,290
                                            ------------     ----------      ----------
   Net cash used in investing activities        (394,809)      (262,555)       (241,185)
                                            ------------     ----------      ----------
Cash flows from financing activities:
 Payment of long-term debt                          (238)        (2,792)         (1,620)
 Proceeds from sale of common stock               65,341         41,568          29,668
 Payment for acquisition of common stock        (153,886)      (206,235)       (162,137)
 Dividends paid                                  (33,003)       (29,184)        (25,250)
                                            ------------     ----------      ----------
   Net cash used in financing activities        (121,786)      (196,643)       (159,339)
                                            ------------     ----------      ----------
Net increase in cash and cash equivalents         72,613        180,705          87,815

Cash and cash equivalents at beginning
  of year                                        457,405        276,700         188,885
                                            ------------     ----------      ----------
Cash and cash equivalents at end of year    $    530,018        457,405         276,700
                                            ============     ==========      ==========

  See accompanying notes to consolidated financial statements.  (Continued)

                        PUBLIX SUPER MARKETS, INC.

                   Consolidated Statements of Cash Flows
                                (Continued)


                                                      1997        1996        1995
                                                      ----        ----        ----
                                                       (Amounts are in thousands)
Reconciliation of Net Earnings to Net Cash
  Provided by Operating Activities

Net earnings                                        $354,622     265,176     242,141

Adjustments to reconcile net earnings to net
    cash provided by operating activities:
  Depreciation and amortization                      168,613     158,454     144,717
  Retirement contributions paid or payable
    in common stock                                   78,695      68,239      60,385
  Deferred income taxes                               17,345     (38,721)     15,886
  Loss on sale of property, plant and
    equipment                                          3,674         242       5,891
  (Gain) loss on sale of investments                    (415)        126        (681)
  Self-insurance reserves in excess of
    current payments                                   9,897      18,709       9,872
  Postretirement accruals in excess of
    current payments                                   5,317       4,098       2,867
   Increase (decrease) in advance purchase
    allowances                                       (10,690)     60,773      (3,358)
   Other, net                                          2,121         967       1,236
   Changes in current assets and liabilities:
     Increase in trade receivables                   (10,097)    (16,729)     (3,643)
     Increase in merchandise inventories             (67,790)    (27,368)    (62,010)
     (Increase) decrease in prepaid expenses            (814)      1,930      (1,502)
     Increase in accounts payable and accrued
       expenses                                       44,183     124,289      77,949
     Increase (decrease) in Federal and state
        income taxes payable                          (5,453)     19,718      (1,411)
                                                    --------     -------     -------
        Total adjustments                            234,586     374,727     246,198
                                                    --------     -------     -------

Net cash provided by operating activities           $589,208     639,903     488,339
                                                    ========     =======     =======

See accompanying notes to consolidated financial statements.

                        PUBLIX SUPER MARKETS, INC.

                Notes to Consolidated Financial Statements

                   December 27, 1997, December 28, 1996
                           and December 30, 1995

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

     (c)Definition of Fiscal Year
        -------------------------
        The fiscal year ends on the last Saturday in December. Fiscal years 1997, 1996 and 1995 include 52 weeks.

     (d)Cash Equivalents
        ----------------
        The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

     (e)Inventories
        -----------
        Inventories are valued at cost (principally the dollar value last-in, first-out method) including store inventories which are calculated by the retail method.

     (f)Property, Plant and Equipment and Depreciation
        ----------------------------------------------
        Assets are recorded at cost and are depreciated using the straight-line method over their estimated useful life or the term of their lease. Maintenance and repairs are charged to expense as incurred. Expenditures for renewals and betterments are capitalized. The gain or loss is applied to the asset accounts for traded items or is reflected in income for disposed items.

     (g)Self-Insurance
        --------------
        Self-insurance reserves are established for health care, fleet liability, general liability and workers' compensation claims. These reserves are determined based on actual experience including, where necessary, actuarial studies. The Company has insurance coverage for losses in excess of varying amounts.

     (h)Long-Lived Assets
        -----------------
        At the beginning of fiscal year 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"(SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell. The effect of adopting SFAS 121 as of the beginning of fiscal 1996 was not material.











                                                                   (Continued)

                        PUBLIX SUPER MARKETS, INC.

                Notes to Consolidated Financial Statements



     (i)Earnings Per Share
        ------------------
        The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," (SFAS 128) effective for the year ended December 27, 1997. SFAS 128 governs the computation, presentation and disclosure requirements for earnings per share
        (EPS). SFAS 128 simplifies the computation of EPS and makes the presentation of EPS comparable to international EPS standards. There was no effect on the Company's EPS as a result of adopting SFAS 128.

     (j)Comprehensive Income
        --------------------
        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," (SFAS 130) effective for fiscal years beginning after December 15, 1997. SFAS 130 sets forth standards for the reporting of comprehensive in the financial statements. Comprehensive income includes net earnings and other comprehensive income. Other comprehensive income includes revenues, expenses, gains and losses that have been excluded from net earnings and recorded directly in the stockholders' equity section of the balance sheet. The Company will report comprehensive income beginning with the quarter ending March 28, 1998.

     (k)Segment Information
        -------------------
        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS
        131) effective for fiscal years beginning after December 15, 1997. SFAS 131 provides accounting guidance for reporting information about operating segments and requires interim segment reporting. The Company operates in a single segment of business therefore, the effect of adopting SFAS 131 is not expected to be material.

     (l)Use of Estimates
        ----------------
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (m)Reclassifications
        -----------------
        Certain 1995 and 1996 amounts have been
        reclassified to conform with the 1997 presentation.

(2)  Merchandise Inventories
     -----------------------
     If the first-in, first-out method of valuing inventories had been used by the Company, inventories and current assets would have been higher than reported by approximately $102,393,000, $101,531,000 and $96,231,000 as of December 27, 1997, December 28, 1996 and December 30, 1995, respectively. Also, net earnings would have increased by approximately $423,000 or less than $.01 per share in 1997, $2,764,000 or $.01 per share in 1996 and $3,106,000 or $.01 per share in 1995.














                                       2                        (Continued)

                        PUBLIX SUPER MARKETS, INC.

                Notes to Consolidated Financial Statements


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

     The carrying amount of the Company's financial instruments as of December 27, 1997 and December 28, 1996 approximated their respective fair values.

(4)  Investments
     -----------
     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in other income, net. The Company had no held-to-maturity securities as of December 27, 1997 and December 28, 1996.

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

     Following is a summary of available-for-sale securities as of December 27, 1997 and December 28, 1996:

                                                 Gross         Gross
                              Amortized       Unrealized     Unrealized       Fair
                                 Cost            Gains         Losses         Value
                                 ----            -----         ------         -----
                                              (Amounts are in thousands)
     1997:
       Tax-free bonds           $231,517            1,185            775     231,927
       Taxable bonds              32,940            1,632             46      34,526
       Equity securities         106,782            5,845            574     112,053
                                --------            -----          -----     -------
                                $371,239            8,662          1,395     378,506
                                ========            =====          =====     =======

     1996:
       Tax-free bonds           $156,694              713            416     156,991
       Equity securities          79,191            2,584            694      81,081
                                --------            -----          -----     -------
                                $235,885            3,297          1,110     238,072
                                ========            =====          =====     =======

     For the fiscal years ended December 27, 1997 and December 28, 1996, the realized gains on sales of available-for-sale securities totaled $1,540,000 and $451,000, respectively, and the realized losses totaled $1,125,000 and $577,000, respectively. The unrealized gains on available-for-sale securities, net of applicable income taxes, included as a separate component of stockholders' equity, was $4,464,000 at the end of 1997 and $1,343,000 at the end of 1996.








                                        3                     (Continued)

                         PUBLIX SUPER MARKETS, INC.

              Notes to Consolidated Financial Statements


     The amortized cost and estimated fair value of debt and marketable equity securities classified as available-for-sale as of December 27, 1997 and December 28, 1996, by expected maturity, are as follows:


                                             1997                     1996
                                    --------------------     -------------------
                                    Amortized       Fair     Amortized      Fair
                                       Cost        Value        Cost       Value
                                       ----        -----        ----       -----
                                                (Amounts are in thousands)
     Due in one year or less         $ 46,722       46,847     65,487     65,586
     Due after one year through
       three years                     26,200       26,624     57,795     57,985
     Due after three years            191,535      192,982     33,412     33,420
                                     --------      -------    -------    -------
                                      264,457      266,453    156,694    156,991
     Equity securities                106,782      112,053     79,191     81,081
                                     --------      -------    -------    -------
                                     $371,239      378,506    235,885    238,072
                                     ========      =======    =======    =======

(5)  Postretirement Benefits
     -----------------------
     The Company provides life insurance benefits for salaried and hourly full-time employees. Such employees retiring from the Company on or after attaining age 55 and having ten years of credited service are entitled to postretirement life insurance benefits. The Company funds the life insurance benefits on a pay-as-you-go basis. During 1997, 1996 and 1995, the Company made benefit payments to beneficiaries of retirees of approximately $1,271,000, $1,420,000 and $1,310,000, respectively.

     Net postretirement benefit cost consists of the following components:

                                                        1997      1996      1995
                                                        ----      ----      ----
                                                       (Amounts are in thousands)
     Service cost attributed to service
      during the year                                 $ 2,533     1,980     1,362
     Interest cost on postretirement
      benefit obligation                                3,755     3,208     2,815
     Net amortization                                     300       330       ---
                                                      -------     -----     -----
     Net periodic postretirement benefit cost         $ 6,588     5,518     4,177
                                                      =======     =====     =====

     The following summarizes the reconciliation of the amounts recognized in the Company's consolidated balance sheets as of December 27, 1997 and December 28, 1996:

                                                             1997        1996
                                                             ----        ----
                                                       (Amounts are in thousands)
     Accumulated postretirement benefit obligation:
       Retirees                                            $18,417      15,337
       Fully eligible active plan participants              11,966      12,981
       Other active plan participants                       23,634      18,201
                                                           -------      ------
     Accumulated postretirement benefit obligation          54,017      46,519
     Unrecognized net loss                                 (11,405)     (9,224)
                                                           -------      ------
     Accrued postretirement benefit cost                   $42,612      37,295
                                                           =======      ======







                                        4                    (Continued)

                      PUBLIX SUPER MARKETS, INC.

              Notes to Consolidated Financial Statements


     The following actuarial assumptions were used in the calculation of the year end accumulated postretirement benefit obligation:

                                                  1997           1996           1995
                                                  ----           ----           ----
     Discount   rate                              7.25%          7.75%          7.25%
     Salary   increase  rate                      4.00%          4.00%          4.00%

     The change in the discount rate from 7.75% to 7.25% in 1997 increased the accumulated postretirement benefit obligation by $4,438,000 and is expected to increase annual postretirement benefit costs by $684,000 beginning in 1998. The change in the discount rate from 7.25% to 7.75% in 1996 decreased the accumulated postretirement benefit obligation by $4,064,000.

(6)  Retirement Plans
     ----------------
     The Company has a trusteed, noncontributory profit sharing plan for the benefit of eligible employees. The amount of the Company's contribution to this plan is determined by the Board of Directors. The contribution cannot exceed 15% of compensation paid to participants. The expense recorded for contributions to this plan amounted to $69,420,000 in 1997, $49,010,000 in 1996 and $44,941,000 in 1995.

     The Company has an Employee Stock Ownership Plan (ESOT). Annual contributions to the ESOT are determined by the Board of Directors and can be made in Company stock or cash. The expense recorded for contributions to the plan amounted to $69,420,000 in 1997, $60,818,000 in 1996 and $54,944,000 in 1995.

     The Company has a 401(k) plan for the benefit of eligible employees. The 401(k) plan is a voluntary defined contribution plan. Eligible employees may contribute up to 6% of their annual compensation, subject to certain maximum contribution restrictions. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 1997, 1996 and 1995, the Board of Directors approved a match of 50% of eligible contributions up to 3% of eligible wages not to exceed a maximum of $750 per employee. The match, which is made in the subsequent year, is in the form of common stock of the Company. The expense recorded for the Company's match to the 401(k) plan was approximately $9,275,000, $7,421,000 and $5,441,000 in 1997, 1996
     and 1995, respectively.

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
















                                        5               (Continued)

                      PUBLIX SUPER MARKETS, INC.

              Notes to Consolidated Financial Statements


(8)  Income Taxes
     ------------
     The provision for income taxes consists of the following:

                                               Current     Deferred      Total
                                               -------     --------      -----
                                                  (Amounts are in thousands)
     1997:
       Federal                                $156,543      14,792     171,335
       State                                    26,847       2,553      29,400
                                              --------      ------     -------
                                              $183,390      17,345     200,735
                                              ========      ======     =======
     1996:
       Federal                                $162,460     (33,073)    129,387
       State                                    27,669      (5,648)     22,021
                                              --------      ------     -------
                                              $190,129     (38,721)    151,408
                                              ========      ======     =======
     1995:
       Federal                                $104,996      13,546     118,542
       State                                    18,477       2,340      20,817
                                              --------      ------     -------
                                              $123,473      15,886     139,359
                                              ========      ======     =======

     The actual tax expense for 1997, 1996 and 1995 differs from the "expected" tax expense for those years (computed by applying the U.S. Federal corporate tax rate of 35% to earnings before income taxes) as follows:

                                                  1997        1996        1995
                                                  ----        ----        ----
                                                   (Amounts are in thousands)
     Computed  "expected"  tax expense        $194,375     145,804     133,525
     State income taxes (net of
        Federal  income tax benefit)             9,108      14,309      13,532
     Tax  exempt  interest                      (9,291)     (7,066)     (5,530)
     Other,  net                                (3,457)     (1,639)     (2,168)
                                              --------     -------     -------
                                              $200,735     151,408     139,359
                                              ========     =======     =======

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 27, 1997 and December 28, 1996 are as follows:

                                                           1997          1996
                                                           ----          ----
                                                       (Amounts are in thousands)
     Deferred tax assets:
       Self-insurance  reserves                        $ 55,579        50,363
       Nonrecurring   charge                             26,728        34,390
       Advance   purchase  allowances                    19,481        23,483
       Postretirement  benefit   cost                    16,445        14,356
       Retirement   plan  contributions                  13,390         9,432
       Inventory   capitalization                         7,872         7,552
       Other                                             10,152        11,161
                                                       --------       -------
     Total   deferred   tax  assets                    $149,647       150,737
                                                       ========       =======
     Deferred tax liabilities:
       Property, plant and equipment,
        principally  due  to  depreciation             $197,875       179,570
       Other                                                177           267
                                                       --------       -------
     Total deferred tax liabilities                    $198,052       179,837
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



                                       6                    (Continued)

                      PUBLIX SUPER MARKETS, INC.

              Notes to Consolidated Financial Statements


(9)  Commitments and Contingencies
     -----------------------------
     (a) Operating Leases
         ----------------
         The Company conducts a major portion of its retail operations from leased store and shopping center premises generally under 20 year leases. Contingent rentals paid to lessors of certain store facilities are determined on the basis of a percentage of sales in excess of stipulated minimums plus, in certain cases, reimbursement of taxes and insurance.

         Total rental expense, net of sublease rental income, for the years ended December 27, 1997, December 28, 1996 and
         December 30, 1995, is as follows:

                                             1997         1996          1995
                                             ----         ----          ----
                                               (Amounts are in thousands)
          Minimum rentals                  $154,727     135,273       129,288
          Contingent rentals                  9,835       9,892         9,525
          Sublease rental income             (4,366)     (3,572)       (3,467)
                                           --------     -------       -------
                                           $160,196     141,593       135,346
                                           ========     =======       =======

         As of December 27, 1997, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:

                                 Minimum            Sublease
                                  Rental             Rental
         Year                   Commitments          Income            Net
         ----                   -----------          ------            ---
                                           (Amounts are in thousands)
         1998                   $  153,933             4,957          148,976
         1999                      152,690             4,587          148,103
         2000                      150,999             4,253          146,746
         2001                      149,921             3,512          146,409
         2002                      148,339             1,845          146,494
         Thereafter              1,435,595               322        1,435,273
                                ----------            ------        ---------
                                $2,191,477            19,476        2,172,001
                                ==========            ======        =========

        The Company also owns shopping centers which are leased to tenants for minimum monthly rentals plus, in certain instances, contingent rentals. Contingent rentals received are determined on the basis of a percentage of sales in excess of stipulated minimums plus, in certain instances, reimbursement of taxes. Contingent rentals were estimated at December 27, 1997 and are included in trade receivables. Rental income was approximately $9,622,000 in 1997, $8,983,000 in 1996 and $8,576,000 in 1995. The approximate amounts of minimum future rental payments to be received under operating leases are $7,455,000, $5,971,000, $4,589,000, $2,879,000 and $2,005,000 for the years 1998 through 2002, respectively, and $5,747,000 thereafter.


     (b)Lines of Credit
        ---------------
        The Company has a committed line of credit totaling
        $50,000,000 available for short-term borrowings, with an interest rate at or below the prime rate. There were no amounts outstanding as of December 27, 1997 or December 28, 1996. The Company pays no fees related to this line.


     (c)Environmental
        -------------
        In October 1996, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." The guidance provided by the SOP is consistent with the Company's current method of accounting for environmental remediation costs. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change.

                                       7                    (Continued)

                      PUBLIX SUPER MARKETS, INC.

              Notes to Consolidated Financial Statements


     (d)Litigation
        ----------
        The Company was the subject of a notice of charge (the "Charge") issued by the Equal Employment Opportunity Commission (the "EEOC") in March 1992, In the Matter of: Kemp
        v. Publix Super Markets, Inc., alleging that the Company had and was engaged in violations of Title VII of the Federal Civil Rights Act by discriminating against women with respect to job assignments and promotions because of their gender. The Charge was subsequently expanded to include allegations of race discrimination.

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

        On January 24, 1997, the Company, the EEOC and the plaintiffs in the Shores case entered into a settlement with respect to all matters related to the case. The settlement was memorialized in a consent decree, which was approved by the Court on May 23, 1997 (the "Shores Consent Decree").

        Under the Shores Consent Decree, the Company will pay $81.5 million to the plaintiffs, their counsel and other class members. The Company agreed to establish a formal system by which employees will be considered for promotion. Promotions will be based on qualifications and expressed interest of employees. The Company has also agreed to make certain other procedural changes. The Company's compliance with the Shores Consent Decree will be monitored by class counsel and the EEOC.

        Also on January 24, 1997, the Company agreed with the EEOC to settle all pending EEOC charges related to gender and race discrimination that were not included in the Shores Consent Decree. A formal settlement agreement was executed by the parties on April 13, 1997. Under the EEOC settlement, the Company agreed to pay an additional $3.5 million to members of the affected classes. The Company also agreed to follow procedures with respect to class members similar to those established under the Shores Consent Decree.

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

        A purported class action was filed against the Company on April 3, 1997 in the Court by Lemuel Middleton and 15 other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Middleton case"). In their Complaint, the plaintiffs allege that the Company has and is currently engaged in a pattern and practice of race-based discriminatory treatment of black employees and applicants with respect to hiring, promotion, job assignment, conditions of employment, and other employment aspects, all in violation of Federal and state law. Subsequently, three of the named plaintiffs withdrew their claims with prejudice. The plaintiffs seek, among other relief, a certification of the suit as a class action, declaratory and injunctive relief, back pay, front pay, benefits and other compensatory damages, and punitive damages. Action by the Court is now pending on the plaintiffs' request for class certification.

                                      8                      (Continued)

                      PUBLIX SUPER MARKETS, INC.

              Notes to Consolidated Financial Statements


        On November 6, 1997, another purported class action was filed against the Company in the Court by Shirley Dyer and five other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Dyer case"). In their Complaint, the plaintiffs allege that the Company has violated and is currently violating Federal and state civil rights statutes by discriminating against female employees and applicants with respect to hiring, promotion, training, compensation, discipline, demotion and termination, and/or retaliation for bringing allegations of discrimination. In their Complaint, the plaintiffs propose a class of all female current, former and future Company employees and applicants in all of the Company's "non-retail" operations. The plaintiffs seek, among other relief, a certification of the suit as a class action, declaratory and injunctive relief, back pay, front pay, benefits and other compensatory damages, and punitive damages. The parties have begun extensive discovery on issues relating to class certification.

        The Company denies the allegations of the plaintiffs in the Middleton and Dyer cases and is vigorously defending the actions.

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

                                                                     Schedule II
                                                                     -----------
                           PUBLIX SUPER MARKETS, INC.

                        Valuation and Qualifying Accounts

                Years ended December 27, 1997, December 28, 1996
                              and December 30, 1995
                           (Amounts are in thousands)


                                                 Balance at            Additions      Deductions       Balance at
                                                 beginning             charged to        from            end of
                Description                       of year               income         reserves           year
                -----------                       -------               ------         --------           ----
   Year ended December 27, 1997

   Reserves not deducted from assets:
     Self-insurance reserves:
         -Current                                 $ 64,250               100,085        106,920          57,415
         -Noncurrent                                73,336                16,732            ---          90,068
                                                  --------               -------        -------         -------
                                                  $137,586               116,817        106,920         147,483
                                                  ========               =======        =======         =======
   Year ended December 28, 1996

   Reserves not deducted from assets:
     Self-insurance reserves:
         -Current                                 $ 58,442               109,094        103,286          64,250
         -Noncurrent                                60,435                12,901            ---          73,336
                                                  --------               -------        -------         -------
                                                  $118,877               121,995        103,286         137,586
                                                  ========               =======        =======         =======
   Year ended December 30, 1995

   Reserves not deducted from assets:
     Self-insurance reserves:
         -Current                                 $ 49,295               102,397         93,250          58,442
         -Noncurrent                                59,710                   725            ---          60,435
                                                  --------               -------        -------         -------
                                                  $109,005               103,122         93,250         118,877
                                                  ========               =======        =======         =======

                      PUBLIX SUPER MARKETS, INC.

                          Index to Exhibits

EXHIBIT 21        Subsidiary of the Company

EXHIBIT 27        Financial Data Schedule for the year ended December 28, 1996