Form 10-Q
period 1998-03-28
PUBLIX SUPER MARKETS INC
filed 1998-05-12
CIK 81061

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                   Washington, D.C.  20549


                          FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 28, 1998
                                           --------------


                              OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to ______________




                 Commission File Number 0-981
                  ---------------------------



                 PUBLIX SUPER MARKETS, INC.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)




          Florida                              59-0324412
------------------------------------     -------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
incorporation or organization)             No.)




1936 George Jenkins Blvd.
Lakeland, Florida                                          33815
----------------------------------------                   ------------
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

Yes     X           No _______
------------------

The number of shares outstanding of the registrant's common stock, $1.00 par value, as of May 1, 1998 was 218,288,916.








                      Page 1 of 7 pages

                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                    PUBLIX SUPER MARKETS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
         (Amounts are in thousands, except share amounts)

                              ASSETS
                                   March 28, 1998      December 27, 1997
                                   ----------------    -----------------
                                                                              (Unaudited)
Current Assets
--------------
Cash and cash equivalents               $  722,197          $  530,018
Short-term investments                      30,536              46,847
Trade receivables                           60,440              71,318
Merchandise inventories                    590,312             638,044
Deferred tax assets                         68,312              66,402
Prepaid expenses                             9,636               2,153
                                        ----------          ----------

    Total Current Assets                 1,481,433           1,354,782
                                        ----------           ---------

Long-term investments                      363,053             331,659
Other noncurrent assets                      9,064               9,036
Property, plant and equipment            2,818,239           2,757,707
Accumulated depreciation                (1,200,033)         (1,158,204)
                                        -----------          ----------

         Total Assets                   $3,471,756          $3,294,980
                                        ==========          ==========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts payable                         $  531,628          $  562,536
Accrued contribution to retirement plans    151,236             138,858
Accrued salaries and wages                   55,198              47,367
Accrued self-insurance reserves              69,245              57,415
Accrued nonrecurring charge                  68,313              69,249
Federal and state income taxes               67,980              15,583
Other                                        88,386              97,094
                                         ----------           ---------

    Total Current Liabilities             1,031,986             988,102
                                         ----------           ---------

Deferred tax liabilities, net               116,245             114,807
Self-insurance reserves                      83,932              90,068
Accrued postretirement benefit cost          44,209              42,612
Other noncurrent liabilities                 37,187              40,092

Stockholders' Equity
--------------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares;  issued 218,501,633
  shares at March 28, 1998 and 217,419,178
  shares at December 27, 1997               218,502             217,419
Additional paid-in capital                  178,167             100,757
Reinvested earnings                       1,772,032           1,696,659
                                         ----------           ---------
                                          2,168,701           2,014,835
Less treasury shares of 547,360
 at March 28, 1998, at cost                 (15,201)                ---

Accumulated other comprehensive earnings      4,697               4,464
                                         ----------            --------

    Total Stockholders' Equity            2,158,197           2,019,299
                                                                          -------------             --------------

         Total Liabilities and Stockholders'
           Equity                        $3,471,756          $3,294,980
                                         ==========          ==========




See accompanying notes to condensed consolidated financial statements.

                    PUBLIX SUPER MARKETS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
  (Amounts are in thousands, except per share and share amounts)


                                         Three Months Ended

                                   March 28, 1998      March 29, 1997
                                   ----------------    ----------------
                                            (Unaudited)
Revenues
--------
Sales                                  $  3,091,417      $    2,914,062
Other income, net                            32,377              29,884
                                       ------------      --------------

    Total revenues                        3,123,794           2,943,946
                                       ------------      --------------

Costs and expenses
--------------------------
Cost of merchandise sold, including
  store occupancy, warehousing and
  delivery expenses                       2,323,499           2,231,732
Operating and administrative expenses       611,910             548,605
                                         ----------          ----------
    Total costs and expenses              2,935,409           2,780,337
                                         ----------          ----------

Earnings before income tax expense          188,385             163,609

Income tax expense                           69,387              60,406
                                         ----------          ----------

Net earnings                           $    118,998         $   103,203
                                       ============         ===========

Weighted average number of common
  shares outstanding                    217,598,625         219,906,746
                                       ============         ===========

Net earnings per common share          $        .55         $       .47
                                       ============         ===========
Cash dividends per common share                None                None



   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                   (Amounts are in thousands)

                                          Three Months Ended
                                   March 28, 1998      March 29, 1997
                                   ----------------    ----------------
                                                                                         (Unaudited)
Net earnings                           $    118,998     $       103,203

Other comprehensive earnings - unrealized
   gain on investment securities available-
   for-sale, net of taxes of $147 and $296
   in 1998 and 1997, respectively               233                 472
                                       ------------      --------------

Comprehensive earnings                 $    119,231      $      103,675
                                       ============      ==============











See accompanying notes to condensed consolidated financial statements.

                    PUBLIX SUPER MARKETS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Amounts are in thousands)



                                          Three Months Ended
                                   March 28, 1998      March 29, 1997
                                   ----------------    ----------------
                                               (Unaudited)

Cash Flows From Operating Activities
------------------------------------
Cash received from customers             $3,121,963          $2,938,629
Cash paid to employees and suppliers     (2,793,738)         (2,629,045)
Income taxes paid                           (17,609)            (13,429)
Payment for self-insured claims             (27,432)            (25,530)
Other, net                                   12,037               8,367
                                         -----------         -----------

   Net Cash Provided by Operating
      Activities                            295,221             278,992
                                         ----------          -----------


Cash Flows From Investing Activities
------------------------------------
Payment for property, plant and equipment   (65,952)            (51,702)
Payment for investment securities -
  available-for-sale                        (73,388)           (127,922)
Proceeds from sale of investment securities -
  available-for-sale                         58,508             119,610
Other, net                                    2,069              (3,444)
                                          ---------          -----------

   Net Cash Used in Investing Activities    (78,763)            (63,458)
                                          ----------         -----------


Cash Flows From Financing Activities
------------------------------------
Payment of long-term debt                      (131)                (32)
Proceeds from sale of common stock           19,839              16,671
Payment for acquisition of common stock     (43,987)            (30,188)
                                          ----------          ----------

   Net Cash Used in Financing Activities    (24,279)            (13,549)
                                          ----------          ----------


Net increase in cash and cash equivalents   192,179             201,985

Cash and cash equivalents at beginning of
  quarter                                   530,018             457,405
                                          ---------           ----------

Cash and cash equivalents at end of
   quarter                               $  722,197           $  659,390
                                         ==========           ==========





















See accompanying notes to condensed consolidated financial statements.

                  PUBLIX SUPER MARKETS, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments deemed necessary to fairly reflect the financial position, results of operations and changes in cash flows of the Company for the interim periods presented. These condensed
  consolidated  financial  statements  should   be   read   in
  conjunction with the fiscal 1997 Form 10-K Annual Report of the Company.

2.   Due to the seasonal nature of the Company's business, the
  results  for the three months ended March 28, 1998  are  not necessarily  indicative of the results for the  entire  1998 fiscal year.

3. Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

4. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," (SFAS 130) effective for fiscal years beginning after December 15, 1997. SFAS 130 sets forth standards for the reporting of comprehensive income
  (earnings)   in  the  financial  statements.   Comprehensive
  earnings  includes  net  earnings  and  other  comprehensive
  earnings.   Other comprehensive earnings includes  revenues,
  expenses, gains and losses that have been excluded from net earnings and recorded directly in the stockholders' equity section of the balance sheet.

  Accumulated other comprehensive earnings consists of unrealized gains on investment securities available-for-sale. The following is a summary of the change in the balance of accumulated other comprehensive earnings as of March 28, 1998 (amounts are in thousands):


        Balance as of beginning of year    $4,464
        Current period change                 233
                                           ------
        Balance as of March 28, 1998       $4,697
                                           ======


                  PUBLIX SUPER MARKETS, INC.


Item  2.    Management's Discussion and Analysis of  Financial Condition
------------------------------------------------------------------------
and Results of Operations
-------------------------

Liquidity and Capital Resources
-------------------------------
    Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $295.2 million in the quarter ended March 28, 1998, as compared with $279.0 million in the quarter ended March 29, 1997. Cash and cash equivalents totaled $722.2 million as of March 28, 1998.

   Capital expenditures totaled approximately $66.0 million in the quarter ended March 28, 1998. These expenditures were primarily incurred in connection with the opening of nine new stores and the remodeling or enlarging of nine stores which added .32 million square feet. In addition, the Company closed two stores. Capital expenditures totaled approximately $51.7 million in the quarter ended March 29, 1997. These expenditures were primarily incurred in connection with the opening of six new stores and the remodeling or enlarging of five stores which added .25 million square feet. In addition, the Company closed one store.

    The Company has budgeted approximately $234.0 million for the remainder of 1998 for new store construction and the remodeling or enlarging of existing stores. The capital budget is subject to continuing change and review. The remaining capital expenditures are expected to be financed by internally generated funds and current liquid assets.

    As of March 28, 1998, the Company has a committed line of credit for $50.0 million. This line is reviewed annually by the bank. The interest rate for this line is at or below the prime rate. No amounts were outstanding on the line of credit as of March 28, 1998.

    Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Management believes the Company's liquidity will continue to be strong.

Operating Results
-----------------
    Sales increased 6.1% in the first quarter of 1998 to $3,091.4 million, an increase of $177.4 million compared to the same quarter in 1997. This represents an increase of $64.1 million or 2.2% in sales from stores that were open for all of both quarters (comparable stores) and sales of $113.3 million or 3.9% from the net impact of new and closed stores since the beginning of the first quarter of 1997.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 75.2% for the quarter ended March 28, 1998 and 76.6% for the quarter ended March 29, 1997. The decrease in cost of merchandise sold, as a percentage of sales, is due to buying and merchandising efficiencies.

    Operating and administrative expenses, as a percentage of sales, were approximately 19.8% and 18.8% for the quarters ended March 28, 1998 and March 29, 1997, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.

                  PUBLIX SUPER MARKETS, INC.


                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
    In  the  Company's  Form 10-K for the  fiscal  year  ended
December  27, 1997, the Company disclosed two purported  class
action  suits.   No material developments have occurred  since
the Form 10-K filing.



Item 6.  Exhibit and Report on Form 8-K
---------------------------------------

   (a) Exhibit
    ----------
               27. Financial Data Schedule for the three months ended March 28, 1998.

   (b) Report on Form 8-K
    ---------------------
          No reports on Form 8-K were filed during the three months ended March 28, 1998.



                          SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                    PUBLIX SUPER MARKETS, INC.



Date:  May 8, 1998        /s/ S. Keith Billups
                          ---------------------------
                          S. Keith Billups, Secretary





Date:  May 8, 1998        /s/ David P. Phillips
                          -----------------------------------
                          David  P.  Phillips, Vice President
                          Finance and  Treasurer (Principal
                          Financial and Accounting Officer)