Form 10-Q
period 1998-06-27
PUBLIX SUPER MARKETS INC
filed 1998-08-11
CIK 81061

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                   Washington, D.C.  20549


                          FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 27, 1998


                              OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ____________ to ______________




                 Commission File Number 0-981




                 PUBLIX SUPER MARKETS, INC.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)




          Florida                              59-0324412
-------------------------------    -----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)



1936 George Jenkins Blvd.
Lakeland, Florida                                      33815
---------------------------------------      ------------------------
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
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of July 31, 1998 was 217,462,520.








                      Page 1 of 8 pages

                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                    PUBLIX SUPER MARKETS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
         (Amounts are in thousands, except share amounts)

                              ASSETS
                                              June 27, 1998    December 27, 1997
                                              -------------    -----------------
                                               (Unaudited)
Current Assets
--------------
Cash and cash equivalents                       $  696,075          $  530,018
Short-term investments                              24,381              46,847
Trade receivables                                   49,130              71,318
Merchandise inventories                            580,823             638,044
Deferred tax assets                                 54,887              66,402
Prepaid expenses                                     7,203               2,153
                                                ----------          ----------
    Total Current Assets                         1,412,499           1,354,782
                                                ----------          ----------
Long-term investments                              400,567             331,659
Other noncurrent assets                              8,816               9,036
Property, plant and equipment                    2,814,164           2,757,707
Accumulated depreciation                        (1,148,932)         (1,158,204)
                                                ----------          ----------
         Total Assets                           $3,487,114          $3,294,980
                                                ==========          ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts payable                                $  537,896          $  562,536
Accrued contribution to retirement plans           184,808             138,858
Accrued salaries and wages                          66,106              47,367
Accrued self-insurance reserves                     75,736              57,415
Accrued nonrecurring charge                         63,799              69,249
Federal and state income taxes                       4,764              15,583
Other                                              100,045              97,094
                                                ----------          ----------
    Total Current Liabilities                    1,033,154             988,102
                                                ----------          ----------
Deferred tax liabilities, net                      118,402             114,807
Self-insurance reserves                             87,569              90,068
Accrued postretirement benefit cost                 45,589              42,612
Other noncurrent liabilities                        34,258              40,092

Stockholders' Equity
--------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares;  issued 220,458,183
  shares at June 27, 1998 and 217,419,178
  shares at December 27, 1997                      220,458             217,419
Additional paid-in capital                         236,374             100,757
Reinvested earnings                              1,816,700           1,696,659
                                                ----------          ----------
                                                 2,273,532           2,014,835
Less treasury shares of 3,448,052
  at June 27, 1998, at cost                       (109,609)                ---

Accumulated other comprehensive earnings             4,219               4,464
                                                ----------          ----------
    Total Stockholders' Equity                   2,168,142           2,019,299
                                                ----------          ----------
         Total Liabilities and Stockholders'
           Equity                               $3,487,114          $3,294,980
                                                ==========          ==========


See accompanying notes to condensed consolidated financial statements.

                    PUBLIX SUPER MARKETS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
  (Amounts are in thousands, except per share and share amounts)


                                                   Three Months Ended

                                             June 27, 1998       June 28, 1997
                                             -------------       -------------
                                                        (Unaudited)
Revenues
Sales                                        $  2,902,740        $  2,674,469
Other income, net                                  33,499              28,337
                                             ------------        ------------
    Total revenues                              2,936,239           2,702,806
                                             ------------        ------------

Costs and expenses
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                      2,195,044           2,049,577
Operating and administrative expenses             604,422             540,584
                                             ------------        ------------
    Total costs and expenses                    2,799,466           2,590,161
                                             ------------        ------------
Earnings before income tax expense                136,773             112,645

Income tax expense                                 48,355              40,313
                                             ------------        ------------
Net earnings                                 $     88,418        $     72,332
                                             ============        ============
Weighted average number of common
  shares outstanding                          218,032,077         219,396,670
                                             ============        ============
Net earnings per common share                $        .41        $        .33
                                             ============        ============
Cash dividends per common share              $        .20        $        .15
                                             ============        ============

   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                   (Amounts are in thousands)

                                                   Three Months Ended

                                             June 27, 1998       June 28, 1997
                                             -------------       -------------
                                                        (Unaudited)
Net earnings                                 $     88,418        $     72,332

Other comprehensive earnings - net
  unrealized gain (loss) on investment
  securities available-for-sale, net
  of tax benefit of $301 in 1998 and
  tax expense of $439 in 1997                        (478)                700
                                             ------------        ------------
Comprehensive earnings                       $     87,940        $     73,032
                                             ============        ============










See accompanying notes to condensed consolidated financial statements.

                    PUBLIX SUPER MARKETS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
  (Amounts are in thousands, except per share and share amounts)


                                                      Six Months Ended

                                             June 27, 1998       June 28, 1997
                                             -------------       -------------
                                                        (Unaudited)
Revenues
--------
Sales                                        $  5,994,157        $  5,588,531
Other income, net                                  65,875              58,219
                                             ------------        ------------
    Total revenues                              6,060,032           5,646,750
                                             ------------        ------------

Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                      4,518,543           4,281,309
Operating and administrative expenses           1,216,331           1,089,188
                                             ------------        ------------
    Total costs and expenses                    5,734,874           5,370,497
                                             ------------        ------------
Earnings before income tax expense                325,158             276,253

Income tax expense                                117,742             100,718
                                             ------------        ------------
Net earnings                                 $    207,416        $    175,535
                                             ============        ============
Weighted average number of common
  shares outstanding                          217,815,181         219,651,708
                                             ============        ============
Net earnings per common share                $        .95        $        .80
                                             ============        ============
Cash dividends per common share              $        .20        $        .15
                                             ============        ============

   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                   (Amounts are in thousands)

                                                      Six Months Ended

                                             June 27, 1998       June 28, 1997
                                             -------------       -------------
                                                        (Unaudited)
Net earnings                                 $    207,416        $    175,535

Other comprehensive earnings - net
  unrealized gain (loss) on investment
  securities available-for-sale, net of
  tax benefit of $154 in 1998 and tax
  expense of $735 in 1997                            (245)              1,172
                                             ------------        ------------
Comprehensive earnings                       $    207,171        $    176,707
                                             ============        ============










See accompanying notes to condensed consolidated financial statements.

                  PUBLIX SUPER MARKETS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Amounts are in thousands)



                                                       Six Months Ended

                                                June 27, 1998    June 28, 1997
                                                -------------    -------------
                                                          (Unaudited)
Cash Flows From Operating Activities
------------------------------------
Cash received from customers                     $6,055,699       $5,632,878
Cash paid to employees and suppliers             (5,437,254)      (5,133,644)
Income taxes paid                                  (113,297)        (126,326)
Payment for self-insured claims                     (57,859)         (54,296)
Other, net                                           25,077           18,125
                                                 ----------       ----------
   Net Cash Provided by Operating Activities        472,366          336,737
                                                 ----------       ----------

Cash Flows From Investing Activities
------------------------------------
Payment for property, plant and equipment          (160,301)        (121,626)
Payment for investment securities -
  available-for-sale                               (136,244)        (268,402)
Proceeds from sale of investment securities -
  available-for-sale                                 88,389          192,610
Other, net                                            4,121           (3,244)
                                                 ----------       ----------
   Net Cash Used in Investing Activities           (204,035)        (200,662)
                                                 ----------       ----------

Cash Flows From Financing Activities
Payment of long-term debt                              (131)             (64)
Proceeds from sale of common stock                   57,520           31,929
Payment for acquisition of common stock            (115,911)         (59,203)
Dividends paid                                      (43,752)         (33,003)
                                                 ----------       ----------
   Net Cash Used in Financing Activities           (102,274)         (60,341)
                                                 ----------       ----------

Net increase in cash and cash equivalents           166,057           75,734

Cash and cash equivalents at beginning of
  period                                            530,018          457,405
                                                 ----------       ----------
Cash and cash equivalents at end of period       $  696,075       $  533,139
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

2. Due to the seasonal nature of the Company's business, the results for the three months and six months ended June 27, 1998 are not necessarily indicative of the results for the entire 1998 fiscal year.

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

   Accumulated other comprehensive earnings consists of net unrealized gains on investment securities available-for-sale. The following is a summary of the change in the balance of accumulated other comprehensive earnings as of June 27, 1998 (amounts are in thousands):

        Balance as of beginning of year            $4,464
        Current period change                        (245)
                                                   ------
        Balance as of June 27, 1998                $4,219
                                                   ======

5. In the Company's Form 10-K for the fiscal year ended December 27, 1997, the Company disclosed two purported class action suits, the Dyer and Middleton cases. No material developments have occurred in the Dyer case since the Form 10-K filing.

   With respect to the Middleton case, on June 15, 1998, a federal magistrate judge recommended certification of claims relating only to Publix's retail stores in Florida and Georgia as a class action. Publix and the plaintiffs have both objected to the recommendation, with Publix asking that no class be certified and plaintiffs asking that the class be expanded. In connection with the objections, on July 20, 1998, the plaintiffs filed documents with the court announcing that they will drop all claims for compensatory and punitive damages asserted in the lawsuit.

                  PUBLIX SUPER MARKETS, INC.


Item  2.    Management's Discussion and Analysis of  Financial
--------------------------------------------------------------
Condition and Results of Operations
-----------------------------------

Liquidity and Capital Resources
-------------------------------
    Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $472.4 million in the six months ended June 27, 1998, as compared with $336.7 million in the six months ended June 28, 1997. Cash and cash equivalents totaled $696.1 million as of June 27, 1998.

    Capital expenditures totaled approximately $160.3 million in the six months ended June 27, 1998. These expenditures were primarily incurred in connection with the opening of 19 new stores and the remodeling or enlarging of 14 stores which added .85 million square feet. In addition, the Company closed five stores. Capital expenditures totaled approximately $121.6 million in the six months ended June 28, 1997. These expenditures were primarily incurred in connection with the opening of 15 new stores and the remodeling or enlarging of nine stores which added .60 million square feet. In addition, the Company closed one store.

    The Company has budgeted approximately $139.7 million for the remainder of 1998 for new store construction and the remodeling or enlarging of existing stores. The capital budget is subject to continuing change and review. The remaining capital expenditures are expected to be financed by internally generated funds and current liquid assets.

    As of June 27, 1998, the Company has a committed line of credit for $50.0 million. This line is reviewed annually by the bank. The interest rate for this line is at or below the prime rate. No amounts were outstanding on the line of credit as of June 27, 1998.

    Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Management believes the Company's liquidity will continue to be strong.

Operating Results
-----------------
    Sales increased 8.5% in the second quarter of 1998 to $2,902.7 million, an increase of $228.3 million compared to the same quarter in 1997. This represents an increase of $115.5 million or 4.3% in sales from stores that were open for all of both quarters (comparable stores) and sales of $112.8 million or 4.2% from the net impact of new and closed stores since March 29, 1997. Easter occurred during the second quarter of 1998 and the first quarter of 1997.

   Sales increased 7.3% in the six months ended June 27, 1998, to $5,994.2 million, an increase of $405.6 million over the six months ended June 28, 1997. This reflects an increase of $179.6 million or 3.2% in sales from comparable stores and sales of $226.0 million or 4.1% from the net impact of new and closed stores since the beginning of 1997.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 75.6% and 76.6% in the quarters ended June 27, 1998 and June 28, 1997, respectively. These cost of sales percentages were 75.4% and 76.6% for the six months ended June 27, 1998 and June 28, 1997, respectively. The decreases in cost of merchandise sold, as a percentage of sales, are due to buying and merchandising efficiencies.

    Operating and administrative expenses, as a percentage of sales, were approximately 20.8% and 20.2% for the quarters ended June 27, 1998 and June 28, 1997, respectively. The operating and administrative expenses, as a percentage of sales, were 20.3% and 19.5% for the six months ended June 27, 1998 and June 28, 1997, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.

                  PUBLIX SUPER MARKETS, INC.


                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
    In the Company's Form 10-K for the fiscal year ended December 27, 1997, the Company disclosed two purported class action suits, the Dyer and Middleton cases. No material developments have occurred in the Dyer case since the Form 10-K filing.

    With respect to the Middleton case, on June 15, 1998, a federal magistrate judge recommended certification of claims relating only to Publix's retail stores in Florida and Georgia as a class action. Publix and the plaintiffs have both objected to the recommendation, with Publix asking that no class be certified and plaintiffs asking that the class be expanded. In connection with the objections, on July 20, 1998, the plaintiffs filed documents with the court announcing that they will drop all claims for compensatory and punitive damages asserted in the lawsuit.



Item 4.  Results of Votes of Security Holders
---------------------------------------------
    The Annual Meeting of Stockholders of the Company was held on May 12, 1998, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to management's solicitation. All of management's nominees for directors as listed in the proxy statement were elected.



Item 6.  Exhibit and Report on Form 8-K
---------------------------------------
   (a) Exhibit
   -----------
       27. Financial Data Schedule for the six months ended June 27, 1998.

   (b) Report on Form 8-K
   ----------------------
       No reports on Form 8-K were filed during the three months ended June 27, 1998.



                          SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                    PUBLIX SUPER MARKETS, INC.



Date:  August 7, 1998        /s/ S. Keith Billups
                             ---------------------------
                             S. Keith Billups, Secretary





Date:  August 7, 1998        /s/ David P. Phillips
                             ---------------------------------
                             David P. Phillips, Vice President
                             Finance and Treasurer (Principal
                             Financial and Accounting Officer)