Form 10-Q
period 1998-09-26
PUBLIX SUPER MARKETS INC
filed 1998-11-10
CIK 81061

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                   Washington, D.C.  20549


                          FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 26, 1998


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

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of October 30, 1998 was 216,763,389.








                      Page 1 of 10 pages

                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                    PUBLIX SUPER MARKETS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
         (Amounts are in thousands, except share amounts)

                              ASSETS
                                              September 26, 1998    December 27, 1997
                                              ------------------    -----------------
                                                  (Unaudited)
Current Assets
--------------
Cash and cash equivalents                         $  694,060            $  530,018
Short-term investments                                13,824                46,847
Trade receivables                                     60,032                71,318
Merchandise inventories                              597,756               638,044
Deferred tax assets                                   53,876                66,402
Prepaid expenses                                       4,118                 2,153
                                                  ----------            ----------

    Total Current Assets                           1,423,666             1,354,782
                                                  ----------            ----------

Long-term investments                                409,429               331,659
Other noncurrent assets                                9,137                 9,036
Property, plant and equipment                      2,897,842             2,757,707
Accumulated depreciation                          (1,189,243)           (1,158,204)
                                                  ----------            ----------

         Total Assets                             $3,550,831            $3,294,980
                                                  ==========            ==========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts payable                                  $  581,820            $  562,536
Accrued contributions to retirement plans            149,733               138,858
Accrued salaries and wages                            77,543                47,367
Accrued self-insurance reserves                       78,236                57,415
Accrued nonrecurring charge                            2,417                69,249
Federal and state income taxes                         9,097                15,583
Other                                                129,220                97,094
                                                  ----------            ----------
    Total Current Liabilities                      1,028,066               988,102
                                                  ----------            ----------
Deferred tax liabilities, net                        118,146               114,807
Self-insurance reserves                               91,034                90,068
Accrued postretirement benefit cost                   47,256                42,612
Other noncurrent liabilities                          32,176                40,092

Stockholders' Equity
--------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares;  issued 220,458,183
  shares at September 26, 1998 and 217,419,178
  shares at December 27, 1997                        220,458               217,419
Additional paid-in capital                           236,374               100,757
Reinvested earnings                                1,904,231             1,696,659
                                                  ----------            ----------
                                                   2,361,063             2,014,835
Less treasury shares of 3,943,280
  at September 26, 1998, at cost                    (130,136)                  ---

Accumulated other comprehensive earnings               3,226                 4,464
                                                  ----------            ----------
    Total Stockholders' Equity                     2,234,153             2,019,299
                                                  ----------            ----------
         Total Liabilities and Stockholders'
           Equity                                 $3,550,831            $3,294,980
                                                  ==========            ==========




See accompanying notes to condensed consolidated financial statements.

                    PUBLIX SUPER MARKETS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
  (Amounts are in thousands, except per share and share amounts)


                                                        Three Months Ended

                                              September 26, 1998    September 27, 1997
                                              ------------------    ------------------
                                                            (Unaudited)
Revenues                                         $  2,932,792          $  2,710,522
Other income, net                                      28,549                26,809
                                                 ------------          ------------
    Total revenues                                  2,961,341             2,737,331
                                                 ------------          ------------

Costs and expenses
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                          2,199,616             2,067,928
Operating and administrative expenses                 626,834               561,217
                                                 ------------          ------------
    Total costs and expenses                        2,826,450             2,629,145
                                                 ------------          ------------
Earnings before income tax expense                    134,891               108,186

Income tax expense                                     47,360                38,836

    Net earnings                                 $     87,531          $     69,350
                                                 ============          ============
Weighted average number of common
  shares outstanding                              217,133,830           218,740,721
                                                 ============          ============
Net earnings per common share                    $        .40          $        .32
                                                 ============          ============
Cash dividends per common share                          none                  none


   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                   (Amounts are in thousands)

                                                          Three Months Ended

                                              September 26, 1998    September 27, 1997
                                              ------------------    ------------------
                                                            (Unaudited)
Net earnings                                     $     87,531          $     69,350

Other comprehensive earnings - net
  unrealized gain (loss) on investment
  securities available-for-sale, net
  of tax benefit of $623 in 1998 and
  tax expense of $684 in 1997                            (993)                1,088
                                                 ------------          ------------
Comprehensive earnings                           $     86,538          $     70,438
                                                 ============          ============










See accompanying notes to condensed consolidated financial statements.

                  PUBLIX SUPER MARKETS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
  (Amounts are in thousands, except per share and share amounts)


                                                        Nine Months Ended

                                             September 26, 1998     September 27, 1997
                                             ------------------     ------------------
                                                            (Unaudited)
Revenues
--------
Sales                                           $  8,926,952           $  8,299,068
Other income, net                                     94,424                 85,028
                                                ------------           ------------
    Total revenues                                 9,021,376              8,384,096
                                                ------------           ------------

Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                         6,718,159              6,349,237
Operating and administrative expenses              1,843,166              1,650,406
                                                ------------           ------------
    Total costs and expenses                       8,561,325              7,999,643
                                                ------------           ------------
Earnings before income tax expense                   460,051                384,453

Income tax expense                                   165,102                139,554
                                                ------------           ------------
    Net earnings                                $    294,949           $    244,899
                                                ============           ============
Weighted average number of common
  shares outstanding                             217,586,570            219,348,046
                                                ============           ============
Net earnings per common share                   $       1.36           $       1.12
                                                ============           ============
Cash dividends per common share                 $        .20           $        .15
                                                ============           ============

   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                   (Amounts are in thousands)

                                                        Nine Months Ended

                                             September 26, 1998     September 27, 1997
                                             ------------------     ------------------
                                                            (Unaudited)
Net earnings                                    $    294,949           $    244,899

Other comprehensive earnings - net
  unrealized gain (loss) on investment
  securities available-for-sale, net of
  tax benefit of $777 in 1998 and tax
  expense of $1,419 in 1997                           (1,238)                 2,260
                                                ------------           ------------
Comprehensive earnings                          $    293,711           $    247,159
                                                ============           ============










See accompanying notes to condensed consolidated financial statements.

                    PUBLIX SUPER MARKETS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Amounts are in thousands)



                                                        Nine Months Ended

                                             September 26, 1998     September 27, 1997
                                             ------------------     ------------------
                                                            (Unaudited)
Cash Flows From Operating Activities
------------------------------------
Cash received from customers                     $8,996,901             $8,360,837
Cash paid to employees and suppliers             (8,204,380)            (7,690,641)
Income taxes paid                                  (154,946)              (152,046)
Payment for self-insured claims                     (89,068)               (80,575)
Other, net                                           36,706                 27,663
                                                 ----------             ----------
   Net Cash Provided by Operating Activities        585,213                465,238
                                                 ----------             ----------

Cash Flows From Investing Activities
------------------------------------
Payment for property, plant and equipment          (249,644)              (183,808)
Payment for investment securities -
  available-for-sale                               (163,324)              (429,378)
Proceeds from sale of investment securities -
  available-for-sale                                110,515                296,075
Other, net                                            4,085                  2,159
                                                 ----------             ----------
   Net Cash Used in Investing Activities           (298,368)              (314,952)
                                                 ----------             ----------

Cash Flows From Financing Activities
------------------------------------
Proceeds from sale of common stock                   87,742                 48,364
Payment for acquisition of common stock            (166,662)               (98,417)
Dividends paid                                      (43,752)               (33,003)
Other, net                                             (131)                  (238)
                                                 ----------             ----------
   Net Cash Used in Financing Activities           (122,803)               (83,294)
                                                 ----------             ----------

Net increase in cash and cash equivalents           164,042                 66,992

Cash and cash equivalents at beginning of
  period                                            530,018                457,405
                                                 ----------             ----------
Cash and cash equivalents at end of period       $  694,060             $  524,397
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

2. Due to the seasonal nature of the Company's business, the results for the three months and nine months ended September 26, 1998 are not necessarily indicative of the results for the entire 1998 fiscal year.

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

   Accumulated other comprehensive earnings consists of net unrealized gains on investment securities available-for-sale. The following is a summary of the change in the balance of accumulated other comprehensive earnings as of September 26, 1998 (amounts are in thousands):

        Balance as of beginning of year            $4,464
        Current period change                      (1,238)
                                                   ------
        Balance as of September 26, 1998           $3,226
                                                   ======

5. In the Company's Form 10-K for the fiscal year ended December 27, 1997, the Company disclosed two purported class action suits, the Dyer and Middleton cases. No material developments have occurred in he Dyer or Middleton cases since the Form 10-K filing, except as reported in the Company's Form 10-Q for the quarterly period ended June 27, 1998.

























                  PUBLIX SUPER MARKETS, INC.


Item  2.    Management's Discussion and Analysis of  Financial Condition and
----------------------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------
    Operating activities continue to be the Company's  primary
source   of   liquidity.   Net  cash  provided  by   operating
activities was approximately $585.2 million in the nine months ended  September 26, 1998, as compared with $465.2 million  in
the  nine  months  ended September 27, 1997.   Cash  and  cash
equivalents totaled $694.1 million as of September 26, 1998.

    Capital expenditures totaled $249.6 million in the nine months ended September 26, 1998. These expenditures were primarily incurred in connection with the opening of 24 new stores and the remodeling or enlarging of 26 stores which added 1.05 million square feet. In addition, the Company closed six stores. Capital expenditures in the nine months ended September 27, 1997, totaled $183.8 million. These expenditures were primarily incurred in connection with the opening of 25 new stores and the remodeling or enlarging of 15 stores which added .95 million square feet. In addition, the Company closed four stores.

    The  Company has budgeted approximately $90.4 million  for the  remainder  of  1998 for new store  construction  and  the
remodeling  or  enlarging  of several  existing  stores.   The
capital  budget  is subject to continuing change  and  review.
The remaining capital expenditures are expected to be financed by internally generated funds and current liquid assets.

    Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Management believes the Company's liquidity will continue to be strong.

Operating Results
-----------------
    Sales  increased  8.2% in the third  quarter  of  1998  to
$2,932.8  million, an increase of $222.3 million  compared  to the  same  quarter in 1997.  This represents  an  increase  of
$119.4 million or 4.4% additional sales from stores that  were
open  for  all  of  both  quarters  (comparable  stores)   and
additional sales of $102.9 million or 3.8% from the net impact of new and closed stores since June 28, 1997.

   Sales increased 7.6% in the nine months ended September 26, 1998, to $8,927.0 million, an increase of $627.9 million over the nine months ended September 27, 1997. This reflects an increase of $299.0 million or 3.6% in sales from comparable stores and sales of $328.9 million or 4.0% from the net impact of new and closed stores since the beginning of 1997.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 75.0% and 76.3% in the quarters ended
September 26, 1998 and September 27, 1997, respectively. These cost of sales percentages were 75.3% and 76.5% for the nine months ended September 26, 1998 and September 27, 1997, respectively. The decreases in cost of merchandise sold, as a percentage of sales, are due to buying and merchandising efficiencies.

    Operating and administrative expenses, as a percentage  of sales,  were  approximately 21.4% and 20.7% for  the  quarters
ended   September   26,   1998,  and   September   27,   1997,
respectively.  The operating and administrative expenses, as a percentage of sales, were 20.6% and 19.9% for the nine  months ended September 26, 1998 and September 27, 1997, respectively.
The  significant  components of operating  and  administrative
expenses   are   payroll   costs,   employee   benefits    and
depreciation.










                  PUBLIX SUPER MARKETS, INC.



Year 2000
---------
    The  Company has developed a plan to address
potential problems within the Company's operations that  could
result  from  the century change in the Year 2000.   The  plan
addresses  three  main  areas:  information  technology   (IT)
systems,   non-IT  systems (including embedded  systems),  and
supply  chain readiness (including inventory and non-inventory
suppliers).   To oversee the plan, the Company has established
a  Year  2000 Project Office.  The Project Office  is  staffed with  representatives from the Company's  Information  Systems
Department  and  outside consultants.  Additional  consultants are used on an as needed basis.

    The  Project  Office has identified potential deficiencies related  to  Year  2000  in  the Company's  IT  systems,  both hardware  and  software, and is in the process  of  addressing them  through  upgrades, replacements, and other  remediation.
The  Company  believes  that  it is  approximately 55%
complete with this process.  With respect to non-IT systems
and other equipment with date sensitive  operating controls
such as manufacturing equipment, security, and  other
similar  systems, the Company is in the process of identifying
and   addressing  those  items  which  may  require  upgrades,
replacements,  and  other remediation.  The  Company  believes that  it  is approximately 35% complete with this process.
The Company estimates that all critical IT and non-IT
systems  will  be  Year   2000   compliant   by
approximately March 31, 1999.

    As  for  third parties, the Company is in the  process  of
identifying   and  contacting  key  outside  suppliers,   both
inventory  and  non-inventory,  to  determine  to  the  extent
practical   the  degree  of  such  third-parties'  Year   2000
compliance  and to develop strategies for working  with  them.
The Company expects to have a better understanding of the Year
2000  readiness of these third parties over the  next  several months.

     The  Company  anticipates  spending  approximately  $41.9
million  to  address  Year  2000 issues.   This  includes  the
estimated   costs  of  all equipment upgrades, software
modifications,  the  salaries   of employees, and the
fees of consultants addressing the issues.  As of
September 26, 1998, approximately $11.4 million of this
amount  has been spent.  The funds to pay for addressing  Year
2000 issues will be from liquid investment funds currently  on
hand.   The  Company believes that the cost of addressing  the
Year  2000  issues  will  not have a material  effect  on  the
Company's  consolidated  financial  position  or  results   of
operations.

   Should the Company or any third party with whom the Company has a significant business relationship have a systems failure due to the century change, the Company believes that the most significant impact would likely be the inability, with respect to a store or group of stores, to conduct operations due to a power failure, to timely deliver inventory, to receive certain products from vendors, or to electronically process sales to the customer at the store level. The Company does not expect any such event to be material. However, the Company is in the process of developing contingency plans for such events and estimates such plans will be finalized by approximately March
31, 1999.















                  PUBLIX SUPER MARKETS, INC.


Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------
    From  time  to time, information provided by the  Company,
including   written   or   oral   statements   made   by   its
representatives, may contain forward-looking information about the  future  performance  of the Company  which  is  based  on
management's   assumptions  and  beliefs  in  light   of   the
information  currently available to them.  When used  in  this document,  the  words "plan," "estimate," "project,"  "intend"
and "believe" and other similar expressions, as they relate to the  Company,  are  intended to identify such  forward-looking statements.  These forward-looking statements are  subject  to uncertainties  and  other  factors  that  could  cause  actual results  to differ materially from those statements including, but  not limited to: competitive practices and pricing in  the food  and  drug industries generally and particularly  in  the
Company's  principal markets; changes in the general  economy;
changes in consumer spending; and other factors affecting  the
Company's business in or beyond the Company's control.   These
factors  include changes in the rate of inflation, changes  in
state   and   Federal   legislation  or  regulations,  adverse
determinations  with respect to litigation  or  other  claims, ability  to recruit and train employees, ability to  construct new  stores  or  complete  remodels  as  rapidly  as  planned, stability of product costs, and issues arising from addressing
Year  2000  IT  and  non-IT  problems.    Other  factors   and
assumptions not identified above could also cause  the  actual results  to  differ materially from those  set  forth  in  the forward-looking statements.  The Company assumes no obligation to update publicly these forward-looking statements.


                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
    In  the  Company's  Form 10-K for the  fiscal  year  ended
December  27, 1997, the Company disclosed two purported  class
action  suits,  the  Dyer and Middleton  cases.   No  material
developments  have  occurred in the Dyer  or  Middleton  cases since  the  Form  10-K  filing,  except  as  reported  in  the
Company's  Form 10-Q for the quarterly period ended  June  27,
1998.


Item 6(a).  Exhibits
--------------------
       27.   Financial Data Schedule for the nine months ended
       September 26, 1998.

Item 6(b).  Reports on Form 8-K
-------------------------------
   No  reports on Form 8-K were filed during the three  months ended September 26, 1998.
























                  PUBLIX SUPER MARKETS, INC.


                          SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                    PUBLIX SUPER MARKETS, INC.



Date:  November 6, 1998         /s/ S. Keith Billups
                                --------------------------------------
                                S. Keith Billups, Secretary





Date:  November 6, 1998         /s/ David P. Phillips
                                --------------------------------------
                                David P. Phillips, Vice President Finance
                                and Treasurer (Principal Financial and
                                Accounting Officer)











































                                       -10-
