Form 10-K
period 1998-12-26
PUBLIX SUPER MARKETS INC
filed 1999-03-25
CIK 81061

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 26, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to ______________

                          Commission File Number 0-981

                           PUBLIX SUPER MARKETS, INC.
             (Exact name of Registrant as specified in its charter)

             Florida                                               59-0324412
(State of Incorporation)                    (I.R.S. Employer Identification No.)

1936 George Jenkins Boulevard
Lakeland, Florida                                                 33815
---------------------------------                 ------------------------------
(Address of principal executive office                         (Zip code)

Registrant's telephone number, including area code (941) 688-1188

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

Yes        X               No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 2, 1999 was approximately $5,908,273,446.

The number of shares of Registrant's common stock outstanding as of March 2, 1999 was 216,125,136.

DOCUMENTS INCORPORATED BY REFERENCE

Pages 2 through 8 of Proxy Statement solicited for the 1999 Annual Meeting of Stockholders to be held on May 11, 1999 are incorporated by reference in Items 10, 11 and 13 of Part III hereof.

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

     The Company operated 586 supermarkets at the end of 1998, compared with 563 at the beginning of the year. In 1998, 31 stores were opened, eight stores were closed, and 45 stores were expanded or remodeled. The net increase in square footage was 1.0 million square feet or 4.0% since 1997. At the end of 1998, the Company had 471 stores located in Florida, 91 in Georgia, 21 in South Carolina and three in Alabama. Also, as of year end, the Company had 35 stores under construction in Florida, eight in Georgia and one in South Carolina.

     The Company is engaged in a highly competitive industry. Competition, based primarily on price, quality of goods and service, convenience and product mix, is with several national and regional chains, independent stores and mass merchandisers throughout its market areas. The Company anticipates continued competitor format innovation and location additions in 1999.

     The influx of winter residents to Florida and increased purchases of food during the traditional Thanksgiving, Christmas and Easter holidays typically results in seasonal sales increases between November and April of each year.

     The Company has experienced no significant changes in the kinds of products sold or in its methods of distribution since the beginning of the fiscal year.

     The Company had approximately 117,000 employees at the end of 1998, compared with 111,000 at the end of 1997. Of this total, approximately 70,400 at the end of 1998 and 68,500 at the end of 1997 were not full-time employees.

     The Company's research and development expenses are insignificant.

     Compliance by the Company with Federal, state and local environmental protection laws during 1998 had no material effect upon capital expenditures, earnings or the competitive position of the Company.

Item 2.  Properties

     At year end, the Company operated approximately 26.3 million square feet of retail space. The Company's stores vary in size. Current store prototypes range from 27,000 to 60,000 square feet. Stores are often located in strip shopping centers where the Company is the anchor tenant.

     The Company supplies its retail stores from eight distribution centers located in Lakeland, Miami, Jacksonville, Sarasota, Orlando, Deerfield Beach and Boynton Beach, Florida, and Lawrenceville, Georgia.

     The majority of the Company's retail stores are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by leases on other properties. At 49 locations both the building and land are owned and at 32 other locations the building is owned while the land is leased.

     The Company's corporate offices, distribution facilities and manufacturing plants are owned with no outstanding debt.

     All of the Company's properties are well maintained and in good operating condition and suitable and adequate for operating its business.

Item 3.  Legal Proceedings

     A purported class action was filed against the Company on April 3, 1997 in the Federal District Court for the Middle District of Florida (the "Court") by Lemuel Middleton and 15 other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Middleton case"). In their Complaint, the plaintiffs allege that the Company has and is currently engaged in a pattern and practice of race-based discriminatory treatment of black employees and applicants with respect to hiring, promotion, job assignment, conditions of employment, and other employment aspects, all in violation of Federal and state law. Subsequently, three of the named plaintiffs withdrew their claims with prejudice. The plaintiffs sought, among other relief, a certification of the suit as a class action, declaratory and injunctive relief, back pay, front pay, benefits and other compensatory damages, and punitive damages.

     On June 15, 1998, a Federal magistrate judge recommended certification as a class action of claims in the Middleton case relating only to Publix's retail stores in Florida and Georgia. Publix and the plaintiffs have both objected to the recommendation, with Publix asking that no class be certified and plaintiffs asking that the class be expanded. The plaintiffs have also moved to drop all claims for compensatory and punitive damages asserted in the lawsuit and, therefore, to withdraw their demand for a jury trial.

     On November 6, 1997, another purported class action was filed against the Company in the Court by Shirley Dyer and five other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Dyer case"). In their Complaint, the plaintiffs allege that the Company has violated and is currently violating Federal and state civil rights statutes by discriminating against female employees and applicants with respect to hiring, promotion, training, compensation, discipline, demotion and termination, and/or retaliation for bringing allegations of discrimination. The plaintiffs have moved to certify a class of all female current, former and future Company employees and applicants in all of the Company's manufacturing plants and distribution centers with respect to certain claims. The plaintiffs seek, among other relief, declaratory and injunctive relief, back pay, front pay, benefits and other compensatory damages, and punitive damages. The parties have briefed issues relating to class certification and await the Court's ruling.

     On December 8, 1998, another purported class action was filed against the Company in the Court by Charlene Jones, individually and on behalf of other persons similarly situated (the "Jones case"). In her Complaint, the plaintiff alleges that the Company has violated and is currently violating Federal and state civil rights statutes by discriminating against female applicants for employment in the Company's manufacturing plants and distribution centers. The plaintiffs in the Jones and Dyer cases have asked the Court to combine the two cases.

     The Company denies the allegations of the plaintiffs in the Middleton, Dyer and Jones cases and is vigorously defending the actions.

     The Company is also a party in various legal claims and actions considered in the normal course of business. Management believes that the ultimate disposition of these matters will not have a material effect on the Company's liquidity, results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                        EXECUTIVE OFFICERS OF THE COMPANY

                                                                       Served as
                                                   Nature of Family   Officer of
                                                   Relationship          Company
     Name               Age  Position              Between Officers        Since
     ----               ---  --------              ----------------        -----
Howard M. Jenkins        47  Chairman of           Cousin of                1976
                             the Board and         Charles H. Jenkins,
                             Chief Executive       Jr., uncle of
                             Officer               W. Edwin Crenshaw
                                                   and brother-in-law
                                                   of Hoyt R. Barnett

Charles H. Jenkins, Jr.  55  Chairman of the       Cousin of                1974
                             Executive Committee   Howard M. Jenkins and
                                                   cousin of
                                                   W. Edwin Crenshaw

W. Edwin Crenshaw        48  President             Nephew of                1990
                                                   Howard M. Jenkins
                                                   and cousin of
                                                   Charles H. Jenkins, Jr.

Hoyt R. Barnett          55  Vice Chairman         Brother-in-law of        1977
                                                   Howard M. Jenkins

William H. Vass          49  Executive                                      1986
                             Vice President

Jesse L. Benton          56  Vice President                                 1988

S. Keith Billups         66  Secretary                                      1968

David E. Bornmann        41  Vice President                                 1998

Joseph W. Carvin         48  Vice President                                 1998

R. Scott Charlton        40  Vice President                                 1992

Carolyn C. Day           53  Assistant Secretary                            1992

Glenn J. Eschrich        54  Vice President                                 1995

William V. Fauerbach     52  Vice President                                 1997

John R. Frazier          49  Vice President                                 1997

M. Clayton Hollis, Jr.   42  Vice President                                 1994

Mark R. Irby             43  Vice President                                 1989

Tina P. Johnson          39  Senior Vice President                          1990

James J. Lobinsky        59  Senior Vice President                          1992

Thomas M. McLaughlin     48  Vice President                                 1994

Sharon A. Miller         55  Assistant Secretary                            1992

                        EXECUTIVE OFFICERS OF THE COMPANY

                                                                       Served as
                                                   Nature of Family   Officer of
                                                   Relationship          Company
     Name               Age  Position              Between Officers        Since
     ----               ---  --------              ----------------        -----
Robert H. Moore          56  Vice President                                 1994

Thomas M. O'Connor       51  Vice President                                 1992

David P. Phillips        39  Vice President Finance                         1990
                             and Treasurer

Henry J. Pileggi, Jr.    40  Vice President                                 1998

James H. Rhodes II       54  Vice President                                 1995

Daniel M. Risener        58  Vice President                                 1985

Edward T. Shivers        59  Vice President                                 1985

James F. Slappey         56  Vice President                                 1992

The terms of all officers expire at the annual meeting of the Company in May 1999, with the exception of William H. Vass who retired as Executive Vice President effective December 31, 1998. Mr. Vass continues to work for the Company on a part-time basis.

Name                    Business Experience During Last Five Years
----                    ------------------------------------------
Howard M. Jenkins       Chairman of the Board and Chief Executive Officer of the
                        Company.

Charles H. Jenkins, Jr. Chairman of the Executive Committee of the Company.

W. Edwin Crenshaw       Vice President of the Company to January 1994, Executive
                        Vice President to January 1996, President thereafter.

Hoyt R. Barnett         Executive Vice President and Trustee of the Profit
                        Sharing Plan of the Company to August 1998, Executive
                        VicPresident, Trustee of the Profit Sharing Plan and
                        Trustee of the ESOT to January 1999, Vice Chairman,
                        Trustee of the Profit Sharing Plan and Trustee of the ESOT, thereafter.

William H. Vass         Executive Vice President and Trustee of the ESOT of the
                        Company to August 1998, Executive Vice President to
                        December 1998. Employee of the Company on a part-time basis, thereafter.

Jesse L. Benton         Vice President of the Company.

S. Keith Billups        Secretary of the Company.

David E. Bornmann       Manager   of   Strategic   Projects  -
                        Improvement  Systems of the Company to September 1994,
                        Business  Development Manager Corporate  Purchasing to
                        October 1998, Vice President thereafter.

Joseph W. Carvin        Human Resources Counsel of the Company to June 1998,
                        Director of Human Resources and Employment Law to
                        November 1998, Vice President thereafter.

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

Name                    Business Experience During Last Five Years

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

Sharon A. Miller        Director of Administration and Assistant Secretary of
                        the Company.

Robert H. Moore         Director of Retail Operations - Atlanta Division of the
                        Company to January 1994, Vice President thereafter.

Thomas M. O'Connor      Vice President of the Company.

David P. Phillips       Controller of the Company to March 1996, Vice President
                        and Controller to July 1997, Vice President Finance and

                        Treasurer thereafter.

Henry J. Pileggi, Jr.   District Manager of the Company to June 1994, Regional
                        Director to October 1998, Vice President thereafter.

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

Edward T. Shivers       Vice President of the Company.

James F. Slappey        Vice President of the Company.

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

(a)    Market Information

       Substantially all transactions of the Company's common stock have been among the Company, its employees, former employees, their families and various benefit plans established for the Company's employees. The market price of the Company's common stock is determined by the Board of Directors based upon appraisals prepared by an independent appraiser. The market price for 1998 and 1997 was as follows:

                                                        1998            1997
                                                        ----            ----

               January - February                     $23.25          $20.75
               March - April                           30.75           21.00
               May - July                              34.75           21.75
               August - October                        38.25           23.00
               November - December                     41.00           23.25

(b)    Approximate Number of Equity Security Holders

       As of March 2, 1999, the approximate number of holders of record of the Company`s common stock was 73,000.

(c)    Dividends

       The Company paid cash dividends of $.20 per share of common stock in 1998 and $.15 per share in 1997. Payment of dividends is within the discretion of the Company's Board of Directors and depends on, among other factors, earnings, capital requirements and the operating and financial condition of the Company. It is believed that comparable cash dividends will be paid in the future.

Item 6.  Five Year Summary of Selected Financial Data

                                  1998          1997          1996          1995          1994
                                  ----          ----          ----          ----          ----
Sales:
  Sales ................  $ 12,067,125    11,224,378    10,431,302     9,393,021     8,664,795
  Percent increase .....          7.5%          7.6%         11.1%          8.4%         16.0%
  Comparable store sales
    percent increase ...          3.6%          3.3%          5.6%          2.8%          5.2%

Earnings:
  Gross profit .........  $  2,935,707     2,674,118     2,424,799     2,124,036     1,952,043
  Earnings before income
    tax expense ........  $    584,388       555,357       416,584       381,500       378,300
  Net earnings .........  $    378,274       354,622       265,176       242,141       238,567
  Net earnings as a
    percent of sales ...         3.13%         3.16%         2.54%         2.58%         2.75%

Common stock:
  Weighted average
    shares outstanding .   217,383,413   218,871,661   221,195,884   225,852,938   231,514,459
  Basic earnings per
    common share,
    based on weighted
    average shares
    outstanding ........  $       1.74          1.62          1.20          1.07          1.03
  Dividends per share ..  $        .20           .15           .13           .11           .09

Financial data:
  Capital expenditures .  $    357,754       259,806       226,752       256,629       374,190
  Working capital ......  $    467,385       366,680       317,265       232,570       159,971
  Current ratio ........          1.47          1.37          1.35          1.31          1.24
  Total assets .........  $  3,617,259     3,294,980     2,921,084     2,559,365     2,302,336
  Long-term debt .......  $        ---           ---           108         1,765         3,031
  Stockholders' equity .  $  2,327,632     2,019,299     1,751,179     1,614,717     1,473,154

Other:
  Number of stores .....           586           563           534           508           470


NOTE: Amounts are in thousands, except per share, share amounts and number of stores. Fiscal year 1994 includes 53 weeks. All other years include 52 weeks.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT

     As of December 26, 1998,  the Company  operated 586 retail  grocery  stores
representing   approximately   26.3  million   square  feet  of  retail   space.
Historically, the Company's primary competition has been from national and regional chains and smaller independents located throughout its market areas. The Company has continued to experience increased competition from mass merchandisers. The products offered by these retailers include many of the same items sold by the Company.

     At the end of fiscal 1998, the Company had 471 stores located in Florida, 91 in Georgia, 21 in South Carolina and three in Alabama. The Company opened 20 stores in Florida, six stores in Georgia and five stores in South Carolina during 1998. The Company intends to continue to pursue vigorously new locations in Florida and other states.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $665.0 million in 1998, compared with $589.2 million in 1997 and $639.9 million in 1996. Working capital was approximately $467.4 million as of December 26, 1998, as compared with $366.7 million and $317.3 million as of December 27, 1997 and December 28, 1996, respectively. Cash and cash equivalents aggregated approximately $669.3 million as of December 26, 1998, as compared with $530.0 million and $457.4 million as of December 27, 1997 and December 28, 1996, respectively.

     Capital expenditures totaled $357.8 million in 1998. These expenditures were primarily incurred in connection with the opening of 31 new stores and remodeling or expanding 45 stores. In addition, the Company closed eight stores. The net impact of new and closed stores (net new stores) added an additional 1.0 million square feet in 1998, a 4.0% increase. Capital expenditures totaled $259.8 million in 1997. These expenditures were primarily incurred in connection with the opening of 33 new stores and remodeling or expanding 19 stores. In addition, the Company closed four stores. Net new stores added an additional 1.4 million square feet in 1997, a 5.9% increase. Capital expenditures totaled $226.8 million in 1996. These expenditures were primarily incurred in connection with the opening of 34 new stores and remodeling or expanding 12 stores. In addition, the Company closed eight stores. Net new stores added an additional
1.4 million square feet in 1996, a 6.4% increase.

     The Company plans to open as many as 48 stores in 1999. Although real estate development is unpredictable, the Company's 1999 new store growth represents a reasonable estimate of anticipated future growth. Capital expenditures for 1999, primarily made up of new store and warehouse construction and the remodeling or expanding of many existing stores, are expected to be approximately $510 million. This capital program is subject to continuing change and review. The 1999 capital expenditures are expected to be financed by internally generated funds and current liquid assets. In the normal course of operations, the Company replaces stores and closes unprofitable stores. The impact of future store closings is not expected to be material.

     The Company is self-insured, up to certain limits, for health care, fleet liability, general liability and workers' compensation claims. Reserves are established to cover estimated liabilities for existing and anticipated claims based on actual experience including, where necessary, actuarial studies. The Company has insurance coverage for losses in excess of varying amounts. The provision for self-insured reserves was $136.4 million, $116.8 million and $122.0 million in fiscal 1998, 1997 and 1996, respectively. The Company does not believe its self-insurance program will have a material adverse impact on its future liquidity, financial condition or results of operations.

     Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Short-term investments were approximately $2.0 million in 1998 compared with $46.8 million in 1997. Long-term investments, primarily comprised of tax exempt bonds, taxable bonds, equity securities and preferred stocks, were approximately $385.6 million in 1998 compared with $331.7 million in 1997. Management believes the Company's liquidity will continue to be strong.

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

RESULTS OF OPERATIONS

     The Company's fiscal year ends on the last Saturday in December. Fiscal years 1998, 1997 and 1996 include 52 weeks. Sales for 1998 were $12.1 billion as compared with $11.2 billion in 1997, a 7.5% increase. This reflects an increase of $404.1 million or 3.6% in sales from stores that were open for all of both years (comparable stores) and sales of $438.6 million or 3.9% from net new stores since the beginning of 1997. Sales for 1997 were $11.2 billion as compared with $10.4 billion in 1996, a 7.6% increase. This reflects an increase of $344.3 million or 3.3% in sales from comparable stores and sales of $448.8 million or 4.3% from net new stores since the beginning of 1996.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses was approximately 75.7% of sales in 1998 as compared with 76.2% and 76.8% in 1997 and 1996, respectively. In 1998 and 1997, cost of merchandise sold decreased as a percentage of sales due to buying and merchandising efficiencies.

     Operating and administrative expenses, as a percent of sales, were 20.5%, 19.9% and 19.3% in 1998, 1997 and 1996, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.

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

ACCOUNTING STANDARDS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP 98-1) effective for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. This pronouncement identifies the characteristics of internal use software and provides guidance on new cost recognition principles. The Company is currently evaluating the effect of adopting SOP 98-1.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," (SOP 98-5) effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that costs incurred for start-up activities, such as store openings, be expensed as incurred. The Company has historically accounted for start-up costs in accordance with the requirements of SOP 98-5, therefore, there will be no effect on the Company's financial statements from the adoption of SOP 98-5.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. The Company is currently evaluating the effect of adopting SFAS 133.

YEAR 2000

     Year 2000 problems result from the use in computer hardware and software of two digits rather than four digits to define the applicable year. When computer systems must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. These errors or failures may have limited effects, or the effects may be widespread, depending on the computer chip, system or software, and its location and function. The effects of Year 2000 problems are further complicated because of the interdependence of computer and telecommunications systems in the United States and throughout the world. This interdependence certainly is true for the Company and its suppliers, business partners and customers.

     The Company's Board of Directors has been briefed about Year 2000 problems generally and as they may affect the Company. The Company has adopted a Year 2000 plan (the "Plan") covering all of the Company's business units. The aim of the Plan is to take steps to prevent the Company's processes and systems, with emphasis on mission-critical functions, from being impaired due to Year 2000 problems. "Mission-critical" functions are those critical functions whose loss would cause an immediate stoppage of or significant impairment to major business areas (a major business area is one of material importance to the Company's business). To oversee the Plan, the Company established a Year 2000 Project Office. The Project Office is staffed with representatives from the Company's Information Systems Department, non-Information Systems business areas and outside consultants. Additional consultants are used on an as needed basis.

     Under the Plan, three main areas are addressed: information technology (IT) systems; non-IT systems (including embedded chip technology); and supply chain and other third party business partner readiness. The Plan called for the Company to inventory its mission-critical computer hardware and software systems and embedded chips (computer chips with date-related functions, contained in a wide variety of devices); assess the effects of Year 2000 problems on the Company's business units; remedy systems, software and embedded chips in an effort to avoid material disruptions or other material adverse effects on mission-critical functions, processes and systems; verify and test the systems to which remediation efforts have been applied; and develop contingency plans to cope with the mission-critical consequences of Year 2000 problems that have not been identified or remediated by that date.

     The Plan recognizes that the computer, telecommunications, and other systems ("Outside Systems") of outside entities ("Outside Entities") have the potential for major, mission-critical, adverse effects on the conduct of the Company's business. The Company does not have control of these Outside Entities or Outside Systems. The Plan includes an ongoing process of identifying and contacting Outside Entities whose systems have or may have a substantial effect on the Company's ability to continue to conduct the mission-critical aspects of its business without disruption from Year 2000 problems. The Plan includes reasonable efforts to inventory and assess the extent to which these Outside Systems may not be "Year 2000 ready" or "Year 2000 compatible." The Company will use reasonable efforts to coordinate and cooperate with these Outside Entities in an ongoing effort to obtain assurance that the Outside Systems that are mission-critical will be Year 2000 compatible well before January 1, 2000.

     As of February 1999, the Company and all its business units are at various stages in implementation of the Plan. The Company will continue to closely monitor work under the Plan and to revise estimated completion dates as needed. With respect to non-IT systems and equipment with date sensitive operating controls such as manufacturing equipment, security, and other similar systems, the Company is in the process of identifying and addressing those items requiring replacement, upgrade or other remediation efforts. The Company estimates that it is approximately 80% complete with the identification, remediation or replacement, and validation of the Company's IT and non-IT systems that have been identified as having potential Year 2000 deficiencies. The Company further estimates that substantially all mission-critical IT and non-IT systems and equipment will be Year 2000 ready by May 31, 1999, though unforeseen circumstances may affect this date.

     The Company anticipates that total costs for Year 2000 awareness, inventory, assessment, analysis, conversion, testing, or contingency planning to be $40.0 million. As of February 1999, approximately $26.0 million of this amount has been incurred. The incurred costs include the costs of all equipment upgrades, software modifications, software replacements, employee salaries allocable to the Year 2000 efforts, and consultant fees and expenses addressing Year 2000 problems. The funds to pay for addressing Year 2000 problems are expected to be financed by internally generated funds and current liquid assets. The Company believes that the cost of addressing Year 2000 problems will not have a material effect on the Company's consolidated financial position or results of operations. Although management believes that its estimates are reasonable, there can be no assurance that the actual costs of implementing the Plan will not differ materially from the estimated costs or that the Company will not be materially adversely affected by Year 2000 problems. Additionally, Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems and similar events. Furthermore, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite the Company's implementation of the Plan.

     The Company cannot assure that suppliers upon which it depends for essential goods and services will convert and test their mission-critical systems and processes in a timely and effective manner. Failure or delay to do so by all or some of these entities, including U.S. Federal, state or local governments, could create substantial disruptions having a material adverse effect on the Company's business.

     As part of the Plan, the Company is developing contingency plans that deal with two aspects of Year 2000 problems:(1) that the Company, despite its good-faith, reasonable efforts, may not have satisfactorily remediated all of its internal mission-critical systems; and (2) that Outside Systems may not be Year 2000 ready, despite the Company's good-faith, reasonable efforts to work with Outside Entities. The Company's contingency plans are being designed to minimize the disruptions or other adverse effects resulting from Year 2000 incompatibilities regarding these mission-critical functions or systems, and to facilitate the early identification and remediation of mission-critical Year 2000 problems that first manifest themselves after January 1, 2000.

     Should the Company or any third party with whom the Company has a significant business relationship have a Year 2000 systems failure, the Company believes that the most significant worst-case impact would likely be the inability, with respect to a store or group of stores, to conduct operations due to a power failure, to timely deliver inventory, to receive certain products from vendors, or to electronically process sales to the customer at the store level. The Company could also experience an inability by customers, suppliers, and others to pay, on a timely basis or at all, obligations owed to the Company. Under these circumstances, the adverse effect on the Company could be material, although not quantifiable at this time. The Company will continue to monitor business conditions with the aim of assessing and quantifying material adverse effects, if any, that result or may result from Year 2000 problems.

     The Company has a Plan to deal with Year 2000 problems and believes that it will be able to achieve substantial Year 2000 readiness with respect to the mission-critical systems that it controls. From a forward-looking perspective, however, the extent and magnitude of Year 2000 problems as they will affect the Company, both before and for some period after January 1, 2000, are difficult to predict or quantify. Given this difficulty, there can be no assurance that all of the Company's systems and all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to the Company's business. If, despite the Company's reasonable efforts under its Year 2000 Plan, there are mission-critical Year 2000 related failures that create substantial disruptions to the Company's business, the adverse impact on the Company's business could be material.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     From time to time, information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information about the future performance of the Company which is based on management's assumptions and beliefs in light of the information currently available to them. When used in this document, the words "plan," "estimate," "project," "intend," "believe" and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to: competitive practices and pricing in the food and drug industries generally and particularly in the Company's principal markets; changes in the general economy; changes in consumer spending; and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation, changes in state and Federal legislation or regulation, adverse determinations with respect to litigation or other claims, ability to recruit and train employees, ability to construct new stores or complete remodels as rapidly as planned, stability of product costs, and issues arising from addressing Year 2000 IT and non-IT problems. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. The Company assumes no obligation to update publicly these forward-looking statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

     Certain information concerning the directors of the Company is incorporated by reference to pages 2 through 5 of the Proxy Statement of the Company (1999 Proxy Statement) which the Company intends to file no later than 120 days after its fiscal year end. Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of the Company."

Item 11.  Executive Compensation

     Information regarding executive compensation is incorporated by reference to pages 5 through 8 of the 1999 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 2, 1999, the information with respect to common stock ownership of all directors, including some who are 5% or more beneficial owners, and all officers and directors as a group. Also, listed are others known by the Company to own beneficially 5% or more of the shares of the Company's common stock.

                                     Amount and Nature           Percent
Name                            of Beneficial Ownership (1)      of Class
----                            ---------------------------      --------
Carol Jenkins Barnett                 11,875,267 (2)                5.49

Hoyt R. Barnett                       55,358,242 (3)               25.61

W. Edwin Crenshaw                        627,680                       *

Mark C. Hollis                         1,364,468 (4)                   *

Charles H. Jenkins, Jr.                1,683,697                       *

Howard M. Jenkins                     13,144,041 (5)                6.08

Tina P. Johnson                        3,806,989 (6)                1.76

E. Vane McClurg                        1,763,062                       *

William H. Vass                           40,007                       *

All Officers and Directors

as a group (31 individuals)           89,065,492 (7)               41.21

All Other Beneficial Owners:

Publix Super Markets, Inc.

Profit Sharing Plan and Trust         21,200,000                    9.81

Publix Super Markets, Inc.
Employee Stock Ownership Plan

and Trust                             32,814,662                   15.18

Nancy E. Jenkins                      14,703,305                    6.80


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

(2) Includes 1,235,985 shares which are also shown as beneficially owned by Carol Jenkins Barnett's husband, Hoyt R. Barnett, but excludes all other shares beneficially owned by Hoyt R. Barnett, as to which Carol Jenkins Barnett disclaims beneficial ownership.

(3) Hoyt R. Barnett is Trustee of the Profit Sharing Plan which is the record owner of 21,200,000 shares of common stock over which he exercises sole voting and investment power. Hoyt R. Barnett is also Trustee of the Employee Stock Ownership Plan (ESOT) which is the record owner of 32,814,662 shares of common stock over which he has shared investment power. As Trustee, Hoyt R. Barnett exercises sole voting power over 626,094 shares in the ESOT because such shares have not been allocated to participants' accounts. For ESOT shares allocated to participants' accounts, Hoyt R. Barnett will vote shares as instructed by participants. Additionally, Hoyt R. Barnett will vote ESOT shares for which no instruction is received. Total shares beneficially owned include 1,235,985 shares also shown as beneficially owned by his wife, Carol Jenkins Barnett, but exclude all other shares of common stock beneficially owned by Carol Jenkins Barnett, as to which Hoyt R. Barnett disclaims beneficial ownership.

(4) All shares are owned in a family trust over which Mark C. Hollis is Co-Trustee with his wife. As Co-Trustee, Mark C. Hollis has shared voting and investment power for these shares.

(5) Howard M. Jenkins has sole voting and investment power over 2,262,706 shares of common stock which are held directly, sole voting and investment power over 162,603 shares which are held indirectly and shared voting and investment power over 10,700,373 shares which are held indirectly.

(6) Tina P. Johnson is Trustee of the 401(k) Plan - Publix Stock Fund which is the record owner of 3,751,391 shares of common stock over which she has sole voting and shared investment power.

(7) Includes 57,766,053 shares of common stock owned by the Profit Sharing Plan, ESOT and 401(k) Plan.

Item 13.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is incorporated by reference to pages 2 through 5 and 8 of the 1999 Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)      Consolidated Financial Statements and Schedule

         The consolidated financial statements and schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the fourth quarter of the year ended December 26, 1998.

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

         10.        Employment  Agreement dated August 28, 1998, between William
                    H. Vass and the Company, effective January 1, 1999.

         21.        Subsidiary of the Company.

         27.        Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      PUBLIX SUPER MARKETS, INC.

March 2, 1999                                  By:    /s/ S. Keith Billups
                                                      --------------------------
                                                      S. Keith Billups
                                                      Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                              Chairman of the Board, Chief
                              Executive Officer and Director
/s/ Howard M. Jenkins         (Principal Executive Officer)       March 2, 1999
---------------------------
Howard M. Jenkins

                              Chairman of the Executive
/s/ Charles H. Jenkins, Jr.   Committee and Director              March 2, 1999
---------------------------
Charles H. Jenkins, Jr.

/s/ W. Edwin Crenshaw         President and Director              March 2, 1999
---------------------------
W. Edwin Crenshaw

/s/ Hoyt R. Barnett           Vice Chairman and Director          March 2, 1999
---------------------------
Hoyt R. Barnett

                              Senior Vice President
/s/ Tina P. Johnson           and Director                        March 2, 1999
---------------------------
Tina P. Johnson

                              Vice President Finance
                              and Treasurer
                              (Principal Financial and
/s/ David P. Phillips         Accounting Officer)                 March 2, 1999
---------------------------
David P. Phillips

                           PUBLIX SUPER MARKETS, INC.

             Index to Consolidated Financial Statements and Schedule

Independent Auditors' Report

Consolidated Financial Statements:

     Consolidated Balance Sheets - December 26, 1998 and December 27, 1997

     Consolidated  Statements  of  Earnings - Years  ended  December  26,  1998,
          December 27, 1997 and December 28, 1996

     Consolidated  Statements of  Comprehensive  Earnings - Years ended December
          26, 1998, December 27, 1997 and December 28, 1996

     Consolidated Statements of Stockholders'  Equity - Years ended December 26,
          1998, December 27, 1997 and December 28, 1996

     Consolidated  Statements  of Cash Flows - Years ended  December  26,  1998,
          December 27, 1997 and December 28, 1996

     Notes to Consolidated Financial Statements

The following consolidated supporting schedule of the Company for the years ended December 26, 1998, December 27, 1997 and December 28, 1996 is submitted herewith:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. as of December 26, 1998 and December 27, 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 26, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                  KPMG LLP

Tampa, Florida
February 24, 1999

                           PUBLIX SUPER MARKETS, INC.

                           Consolidated Balance Sheets

                              December 26, 1998 and
                                December 27, 1997

              Assets                                   1998        1997
              ------                                   ----        ----

                                                 (Amounts are in thousands)
Current assets:
  Cash and cash equivalents ..................  $   669,326     530,018
  Short-term investments .....................        2,042      46,847
  Trade receivables (principally due from
     suppliers) ..............................       71,267      71,318
  Merchandise inventories ....................      657,565     638,044
  Deferred tax assets ........................       53,578      66,402
  Prepaid expenses ...........................        1,889       2,153
                                                -----------   ---------
       Total current assets ..................    1,455,667   1,354,782
                                                -----------   ---------
Long-term investments ........................      385,571     331,659
Other noncurrent assets ......................       11,680       9,036

Property, plant and equipment:
  Land .......................................       90,731      87,733
  Buildings and improvements .................      659,209     609,639
  Furniture, fixtures and equipment ..........    1,815,852   1,688,425
  Leasehold improvements .....................      363,247     315,205
  Construction in progress ...................       62,829      56,705
                                                -----------   ---------
                                                  2,991,868   2,757,707

  Less accumulated depreciation ..............    1,227,527   1,158,204
                                                -----------   ---------
       Net property, plant and equipment .....    1,764,341   1,599,503
                                                -----------   ---------
                                                $ 3,617,259   3,294,980
                                                ===========   =========

See  accompanying  notes to  consolidated  financial  statements.

                           PUBLIX SUPER MARKETS, INC.

                           Consolidated Balance Sheets

                              December 26, 1998 and
                                December 27, 1997

        Liabilities and Stockholders' Equity           1998        1997
        ------------------------------------           ----        ----

                                                 (Amounts are in thousands,
                                                   except share amounts)
Current liabilities:

  Accounts payable ...........................  $   615,753     562,536
  Accrued expenses:
    Salaries and wages .......................       53,013      47,367
    Contribution to retirement plans .........      146,107     138,858
    Self-insurance reserves ..................       61,413      57,415
    Other ....................................      107,207      97,094
    Nonrecurring charge ......................        2,219      69,249
                                                -----------   ---------
       Total accrued expenses ................      369,959     409,983
                                                -----------   ---------
  Federal and state income taxes .............        2,570      15,583
                                                -----------   ---------
       Total current liabilities .............      988,282     988,102

Deferred tax liabilities, net ................      123,821     114,807
Self-insurance reserves ......................       98,956      90,068
Accrued postretirement benefit cost ..........       48,858      42,612
Other noncurrent liabilities .................       29,710      40,092
                                                -----------   ---------
       Total liabilities .....................    1,289,627   1,275,681
                                                -----------   ---------
Stockholders' equity:
  Common stock of $1 par value.  Authorized
    300,000,000 shares; issued and outstanding
    216,862,215 shares in 1998 and 217,419,178
    shares in 1997 ...........................      216,862     217,419
  Additional paid-in capital .................      152,472     100,757
  Reinvested earnings ........................    1,958,459   1,696,659
                                                -----------   ---------
                                                  2,327,793   2,014,835
  Accumulated other comprehensive earnings ...         (161)      4,464
                                                -----------   ---------
       Total stockholders' equity ............    2,327,632   2,019,299
Commitments and contingencies
                                                -----------   ---------
                                                $ 3,617,259   3,294,980
                                                ===========   =========

See accompanying notes to consolidated financial statements.

                           PUBLIX SUPER MARKETS, INC.

                       Consolidated Statements of Earnings

                Years ended December 26, 1998, December 27, 1997
                              and December 28, 1996

                                                 1998        1997        1996
                                                 ----        ----        ----
                                                 (Amounts are in thousands,
                                                  except per share amounts)
Revenues:
   Sales ...............................  $12,067,125  11,224,378  10,431,302
   Other income, net ...................      123,311     114,507      94,667
                                          -----------  ----------  ----------
         Total revenues ................   12,190,436  11,338,885  10,525,969
                                          -----------  ----------  ----------
Costs and expenses:
   Cost of merchandise sold, including
      store occupancy, warehousing
      and delivery expenses ............    9,131,418   8,550,260   8,006,503
   Operating and administrative
      expenses .........................    2,474,630   2,233,268   2,013,882
  Nonrecurring charge ..................         --          --        89,000
                                          -----------  ----------  ----------
         Total costs and expenses ......   11,606,048  10,783,528  10,109,385
                                          -----------  ----------  ----------
Earnings before income tax expense .....      584,388     555,357     416,584
Income tax expense .....................      206,114     200,735     151,408
                                          -----------  ----------  ----------
Net earnings ...........................  $   378,274     354,622     265,176
                                          ===========  ==========  ==========
Basic earnings per common share based on
  weighted average shares outstanding ..  $      1.74        1.62        1.20
                                          ===========  ==========  ==========

                           PUBLIX SUPER MARKETS, INC.

                Consolidated Statements of Comprehensive Earnings

                Years ended December 26, 1998, December 27, 1997
                              and December 28, 1996

                                                 1998        1997        1996
                                                 ----        ----        ----
                                                  (Amounts are in thousands)
Net earnings ...........................  $   378,274     354,622     265,176

Other comprehensive  earnings
  Unrealized  (loss) gain on investment
  securities available-for-sale, net of
  tax effect of ($5,683), $2,113 and
  $540 in 1998, 1997 and 1996,
  respectively .........................       (9,078)      3,376         862

Reclassification adjustment
  for net realized loss (gain) on
  investment securities available-
  for-sale, net of tax effect
  of $2,787, ($160) and $49 in 1998,
  1997 and 1996, respectively ..........        4,453        (255)         77
                                          -----------  ----------  ----------

Comprehensive earnings .................  $   373,649     357,743     266,115
                                          ===========  ==========  ==========

See accompanying notes to consolidated financial statements.

                           PUBLIX SUPER MARKETS, INC.

                 Consolidated Statements of Stockholders' Equity

                Years ended December 26, 1998, December 27, 1997
                              and December 28, 1996

                                                                                             Common
                                                                                              Stock
                                                                                           acquired   Accumulated        Total
                                                             Additional                        from         other       stock-
                                                   Common       paid-in    Reinvested        stock- comprehensive     holders'
                                                    stock       capital      earnings       holders      earnings       equity
                                                    -----       -------      --------       -------      --------       ------
                                                    (Amounts are in thousands, except per share and share amounts)

Balances at December 30, 1995 ..............  $   225,746        85,280     1,303,287          --             404     1,614,717

Comprehensive earnings for the year ........         --            --         265,176          --             939       266,115
Cash dividends, $.13 per share .............         --            --         (29,184)         --            --         (29,184)
Contribution of 3,156,519 shares to
  retirement plans .........................         --           6,711          --          57,487          --          64,198
11,161,186 shares acquired from stockholders         --            --            --        (206,235)         --        (206,235)
Sale of 2,200,962 shares to stockholders ...         --            --            --          41,568          --          41,568
Retirement of 5,803,705 shares .............       (5,803)         --        (101,377)      107,180          --            --
                                              -----------   -----------   -----------   -----------   -----------   -----------
Balances at December 28, 1996 ..............      219,943        91,991     1,437,902          --           1,343     1,751,179

Comprehensive earnings for the year ........         --            --         354,622          --           3,121       357,743
Cash dividends, $.15 per share .............         --            --         (33,003)         --            --         (33,003)
Contribution of 1,407,322 shares to
  retirement plans .........................         --           1,446          --          30,479          --          31,925
6,926,207 shares acquired from stockholders          --            --            --        (153,886)         --        (153,886)
Sale of 2,995,314 shares to stockholders ...          358         7,320          --          57,663          --          65,341
Retirement of 2,881,508 shares .............       (2,882)         --         (62,862)       65,744          --            --
                                              -----------   -----------   -----------   -----------   -----------   -----------
Balances at December 27, 1997 ..............      217,419       100,757     1,696,659          --           4,464     2,019,299

Comprehensive earnings for the year ........         --            --         378,274          --          (4,625)      373,649
Cash dividends, $.20 per share .............         --            --         (43,752)         --            --         (43,752)
Contribution of 2,269,549 shares to
  retirement plans .........................          738        31,780          --          45,929          --          78,447
6,298,211 shares acquired from stockholders          --            --            --        (213,981)         --        (213,981)
Sale of 3,471,695 shares to stockholders ...          757        19,935          --          93,278          --         113,970
Retirement of 2,051,992 shares .............       (2,052)         --         (72,722)       74,774          --            --
                                              -----------   -----------   -----------   -----------   -----------   -----------
Balances at December 26, 1998 ..............  $   216,862       152,472     1,958,459          --            (161)    2,327,632
                                              ===========   ===========   ===========   ===========   ===========   ===========








See accompanying notes to consolidated financial statements.



                           PUBLIX SUPER MARKETS, INC.

                      Consolidated Statements of Cash Flows

                Years ended December 26, 1998, December 27, 1997
                              and December 28, 1996

                                                     1998          1997          1996
                                                     ----          ----          ----
                                                      (Amounts are in thousands)
Cash flows from operating activities:
  Cash received from customers ............  $ 12,153,967    11,291,118    10,482,420
  Cash paid to employees and suppliers ....   (11,218,411)  (10,441,281)   (9,589,610)
  Dividends and interest received .........        55,056        42,437        28,816
  Income taxes paid .......................      (194,385)     (188,842)     (170,412)
  Payment for self-insured claims .........      (123,481)     (106,920)     (103,286)
  Other operating cash receipts ...........           726           678           626
  Other operating cash payments ...........        (8,475)       (7,982)       (8,651)
                                             ------------   -----------   -----------
      Net cash provided by operating
            activities ....................       664,997       589,208       639,903
                                             ------------   -----------   -----------
Cash flows from investing activities:
  Payment for property, plant and
   equipment ..............................      (357,754)     (259,806)     (226,752)
  Proceeds from sale of property, plant
   and equipment ..........................         7,562         7,778        11,072
  Payment for investment securities -
   available-for-sale (AFS) ...............      (193,707)     (512,912)     (453,334)
  Proceeds from sale and maturity of
   investment securities - AFS ............       164,999       375,335       408,808
   Other, net .............................        (2,895)       (5,204)       (2,349)
                                             ------------   -----------   -----------
      Net cash used in investing activities      (381,795)     (394,809)     (262,555)
                                             ------------   -----------   -----------
Cash flows from financing activities:
   Proceeds from sale of common stock .....       113,970        65,341        41,568
   Payment for acquisition of common stock       (213,981)     (153,886)     (206,235)
   Dividends paid .........................       (43,752)      (33,003)      (29,184)
   Other, net .............................          (131)         (238)       (2,792)
                                             ------------   -----------   -----------
      Net cash used in financing activities      (143,894)     (121,786)     (196,643)
                                             ------------   -----------   -----------
Net increase in cash and cash equivalents .       139,308        72,613       180,705
Cash and cash equivalents at beginning
  of year .................................       530,018       457,405       276,700
                                             ------------   -----------   -----------
Cash and cash equivalents at end of year ..  $    669,326       530,018       457,405
                                             ============   ===========   ===========

























See accompanying notes to consolidated financial statements.         (Continued)

                           PUBLIX SUPER MARKETS, INC.

                      Consolidated Statements of Cash Flows

                                   (Continued)

                                                      1998        1997        1996
                                                      ----        ----        ----

                                                       (Amounts are in thousands)
Reconciliation of net earnings to net cash provided by operating activities

Net earnings ..............................  $    378,274       354,622       265,176

Adjustments  to  reconcile  net  earnings
  to net  cash  provided  by  operating
  activities:
    Depreciation and amortization .........       181,020       168,613       158,454
    Retirement contributions paid or payable
      in common stock .....................        84,532        78,695        68,239
    Deferred income taxes .................        24,742        17,345       (38,721)
    Loss on sale of property, plant and
      equipment ...........................         4,877         3,674           242
    Loss (gain) on sale of investments ....         7,240          (415)          126
    Self-insurance reserves in excess of
      current payments ....................        12,886         9,897        18,709
    Postretirement accruals in excess of
      current payments ....................         6,246         5,317         4,098
    (Decrease) increase in advance purchase
      allowances ..........................       (10,251)      (10,690)       60,773
    Other, net ............................         4,540         2,121           967
    Change in cash from:
       Trade receivables ..................            51       (10,097)      (16,729)
       Merchandise inventories ............       (19,521)      (67,790)      (27,368)
       Prepaid expenses ...................           264          (814)        1,930
       Accounts payable and accrued expenses        3,110        44,183       124,289
       Federal and state income taxes .....       (13,013)       (5,453)       19,718
                                             ------------   -----------   -----------
               Total adjustments ..........       286,723       234,586       374,727
                                             ------------   -----------   -----------
Net cash provided by operating activities .  $    664,997       589,208       639,903
                                             ============   ===========   ===========































See accompanying notes to consolidated financial statements.

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

                      December 26, 1998, December 27, 1997
                              and December 28, 1996

(1)  Summary of Significant Accounting Policies
     ------------------------------------------
     (a)  Business
          --------
          The Company is in the business of operating retail food supermarkets in Florida, Georgia, South Carolina and Alabama.

     (b)  Principles of Consolidation
          ---------------------------
          The consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Definition of Fiscal Year
          -------------------------
          The fiscal year ends on the last Saturday in December. Fiscal years 1998, 1997 and 1996 include 52 weeks.

     (d)  Cash Equivalents
          ----------------
          The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

     (e)  Inventories
          -----------
          Inventories are valued at cost (principally the dollar value last-in, first-out method) including store inventories which are calculated by the retail method.

     (f)  Property, Plant and Equipment and Depreciation
          ----------------------------------------------
          Assets are recorded at cost and are depreciated using the straight-line method over their estimated useful life or the term of their lease. Maintenance and repairs are charged to expense as incurred. Expenditures for renewals and betterments are capitalized. The gain or loss is applied to the asset accounts for traded items or is reflected in income for disposed items.

     (g)  Self-Insurance
          --------------
          Self-insurance reserves are established for health care, fleet liability, general liability and workers' compensation claims. These reserves are determined based on actual experience including, where necessary, actuarial studies. The Company has insurance coverage for losses in excess of varying amounts.

     (h)  Long-Lived Assets
          -----------------
          The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"(SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell.

                                                                     (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

     (i)  Comprehensive Income
          --------------------
          The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," (SFAS 130) beginning with the quarter ended March 28, 1998. SFAS 130 sets forth standards for the reporting of comprehensive income in the financial statements. Comprehensive income includes net earnings and other comprehensive income. Other comprehensive income includes revenues, expenses, gains and losses that have been excluded from net earnings and recorded directly in the stockholders' equity section of the balance sheet. The Company has reclassified prior year financial statements to conform to the requirements of SFAS 130.

     (j)  Segment Information
          -------------------
          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) effective for fiscal years beginning after December 15, 1997. SFAS 131 provides accounting guidance for reporting information about operating segments and requires interim segment reporting. The Company operates in a single segment of business. Therefore, there was no effect on the Company's financial statements from the adoption of SFAS 131.

     (k)  Postretirement Benefits
          -----------------------
          In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," (SFAS
          132) effective for fiscal years beginning after December 15, 1997. SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS 132 does not change the measurement or recognition of those plans. Therefore, the only effect from the adoption of SFAS 132 was in the notes to the Company's consolidated financial statements.

     (l)  Use of Estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (m)  Reclassifications
          -----------------
          Certain 1996 and 1997 amounts have been reclassified to conform with the 1998 presentation.

(2)  Merchandise Inventories
     -----------------------
     If the first-in, first-out method of valuing inventories had been used by the Company, inventories and current assets would have been higher than reported by approximately $108,096,000, $102,393,000 and $101,531,000 as of
     December 26, 1998, December 27, 1997 and December 28, 1996, respectively. Also, net earnings would have increased by approximately $2,799,000 or $.01 per share in 1998, $423,000 or less than $.01 per share in 1997 and $2,764,000 or $.01 per share in 1996.

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

     The carrying amount of the Company's financial instruments as of December 26, 1998 and December 27, 1997 approximated their respective fair values.

(4)  Investments
     -----------
     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in other income, net. The Company had no held-to-maturity securities as of December 26, 1998 and December 27, 1997.

     All of the Company's debt securities and marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as other comprehensive earnings and included as a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in other income, net. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific identification method.

     Following is a summary of available-for-sale securities as of December 26, 1998 and December 27, 1997:

                                                       Gross       Gross
                           Amortized  Unrealized  Unrealized        Fair
                                Cost       Gains      Losses       Value
                                ----       -----      ------       -----
                                      (Amounts are in thousands)
     1998:
       Tax-free bonds ....  $247,751       2,501         661     249,591
       Taxable bonds .....     9,252          65       1,009       8,308
       Equity securities..   130,872       3,868       5,026     129,714
                            --------       -----       -----     -------
                            $387,875       6,434       6,696     387,613
                            ========       =====       =====     =======

     1997:
       Tax-free bonds ....  $231,517       1,185         775     231,927
       Taxable bonds .....     4,940          21          46       4,915
       Equity securities..   134,782       7,456         574     141,664
                            --------       -----     -------     -------
                            $371,239       8,662       1,395     378,506
                            ========       =====     =======     =======

                                        3                            (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

     For the fiscal years ended December 26, 1998 and December 27, 1997, the realized gains on sales of available-for-sale securities totaled $4,176,000 and $1,540,000, respectively, and the realized losses totaled $11,416,000 and $1,125,000, respectively.

     The amortized cost and estimated fair value of debt and marketable equity securities classified as available-for-sale as of December 26, 1998 and December 27, 1997, by expected maturity, are as follows:

                                                  1998                  1997
                                  --------------------  --------------------
                                  Amortized       Fair  Amortized       Fair
                                       Cost      Value       Cost      Value
                                       ----      -----       ----      -----
                                           (Amounts are in thousands)

     Due in one year or less ....  $  2,351      2,042     46,722     46,847
     Due after one year through
       three years ..............    36,832     37,519     26,200     26,624
     Due after three years ......   217,820    218,338    163,535    163,371
                                   --------    -------    -------    -------
                                    257,003    257,899    236,457    236,842
     Equity securities ..........   130,872    129,714    134,782    141,664
                                   --------    -------    -------    -------
                                   $387,875    387,613    371,239    378,506
                                   ========    =======    =======    =======


(5)  Accumulated Other Comprehensive Earnings
     ----------------------------------------
     Accumulated other comprehensive earnings consists of net unrealized gains (losses) on investment securities available-for-sale. Following is a summary of the change in the balance of accumulated other comprehensive earnings as of December 26, 1998 and December 27, 1997:

                                                1998        1997
                                                ----        ----
                                            (Amounts are in thousands)

        Balance as of beginning of year.....  $4,464       1,343
        Current period change ..............  (4,625)      3,121
                                              ------       -----

     Balance as of end of year .............  $ (161)      4,464
                                              ======       =====


(6)  Postretirement Benefits
     -----------------------
     The Company provides life insurance benefits for salaried and hourly full-time employees. Such employees retiring from the Company on or after attaining age 55 and having ten years of credited full-time service are entitled to postretirement life insurance benefits. The Company funds the life insurance benefits on a pay-as-you-go basis. During 1998, 1997 and 1996, the Company made benefit payments to beneficiaries of retirees of approximately $1,361,000, $1,271,000 and $1,420,000, respectively.

                                        4                            (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

     Net postretirement benefit cost consists of the following components:

                                                     1998      1997     1996
                                                     ----      ----     ----
                                                    (Amounts are in thousands)

     Service cost attributed to service
       during the year...........................  $3,124     2,533    1,980
     Interest cost on postretirement
       benefit obligation........................   4,097     3,755    3,208
     Net amortization............................     386       300      330
                                                   ------     -----    -----
     Net periodic postretirement benefit cost....  $7,607     6,588    5,518
                                                   ======     =====    =====

     Following is a summary of the change in the accrued postretirement benefit cost as of December 26, 1998 and December 27, 1997:

                                                              1998        1997
                                                              ----        ----
                                                      (Amounts are in thousands)

     Accrued postretirement benefit cost as of
       beginning of year.................................  $42,612      37,295
     Service cost attributed to service during the year..    3,124       2,533
     Interest cost on postretirement benefit obligation..    4,097       3,755
     Net amortization....................................      386         300
     Payments to beneficiaries...........................   (1,361)     (1,271)
                                                           -------      ------
     Accrued postretirement benefit cost as of
       end of year.......................................  $48,858      42,612
                                                           =======      ======


     Following is a reconciliation of the amounts recognized in the Company's consolidated balance sheets as of December 26, 1998 and December 27, 1997:

                                                              1998        1997
                                                              ----        ----
                                                      (Amounts are in thousands)

     Accumulated postretirement benefit obligation:
       Retirees..........................................  $20,532      18,417
       Fully eligible active plan participants...........   14,002      11,966
       Other active plan participants....................   27,403      23,634
                                                           -------      ------
     Accumulated postretirement benefit obligation.......   61,937      54,017
     Unrecognized net loss...............................  (13,079)    (11,405)
                                                           -------      ------
     Accrued postretirement benefit cost.................  $48,858      42,612
                                                           =======      ======














                                        5                            (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

     Following are the actuarial assumptions that were used in the calculation of the year end accumulated postretirement benefit obligation:

                                              1998         1997         1996
                                              ----         ----         ----

     Discount rate..........................  7.00%        7.25%        7.75%
     Salary increase rate...................  4.00%        4.00%        4.00%

     The change in the discount rate from 7.25% to 7.00% in 1998 increased the accumulated postretirement benefit obligation by $552,000 and is expected to increase annual postretirement benefit costs by $38,000 beginning in 1999. The change in the discount rate from 7.75% to 7.25% in 1997 increased the accumulated postretirement benefit obligation by $4,438,000.

(7)  Retirement Plans
     ----------------
     The Company has a trusteed, noncontributory profit sharing plan for the benefit of eligible employees. The amount of the Company's contribution to this plan is determined by the Board of Directors. The contribution cannot exceed 15% of compensation paid to participants. The expense recorded for contributions to this plan amounted to $73,048,000 in 1998, $69,420,000 in 1997 and $49,010,000 in 1996.

     The Company has an Employee Stock Ownership Plan (ESOT). Annual contributions to the ESOT are determined by the Board of Directors and can be made in Company stock or cash. The expense recorded for contributions to the plan amounted to $73,048,000 in 1998, $69,420,000 in 1997 and
     $60,818,000 in 1996.

     The Company has a 401(k) plan for the benefit of eligible employees. The 401(k) plan is a voluntary defined contribution plan. Eligible employees may contribute up to 6% of their annual compensation, subject to certain maximum contribution restrictions. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 1998, 1997 and 1996, the Board of Directors approved a match of 50% of eligible contributions up to 3% of eligible wages not to exceed a maximum of $750 per employee. The match, which is made in the subsequent year, is in the form of common stock of the Company. The expense recorded for the Company's match to the 401(k) plan was approximately $11,484,000, $9,275,000 and $7,421,000 in 1998, 1997 and
     1996, respectively.

     The Company intends to continue its retirement plans indefinitely; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries. The Company has announced its intention to merge the profit sharing plan into the ESOT, effective December 31, 1999.

(8)  Nonrecurring Charge
     -------------------
     An $89.0 million nonrecurring charge was recorded in the fourth quarter of 1996 to cover the settlements of class action litigation against the Company involving alleged violations of the Federal Civil Rights Act and Florida law with respect to certain of the Company's retail employees and certain other allegations resulting from a notice of charge issued by the Equal Employment Opportunity Commission. The nonrecurring charge covers the full cost of the settlements, including the agreed payments to class members and their counsel, as well as the estimated cost of implementing and complying with the procedures agreed to be established under the settlements.

                                        6                            (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

(9)  Income Taxes
     ------------
     The provision for income taxes consists of the following:

                                               Current    Deferred        Total
                                               -------    --------        -----
                                                  (Amounts are in thousands)

     1998:
       Federal..............................  $154,384      21,128      175,512
       State................................    26,988       3,614       30,602
                                              --------      ------      -------
                                              $181,372      24,742      206,114
                                              ========      ======      =======
     1997:
       Federal..............................  $156,543      14,792      171,335
       State...............................     26,847       2,553       29,400
                                              --------      ------      -------
                                              $183,390      17,345      200,735
                                              ========      ======      =======
     1996:
       Federal..............................  $162,460     (33,073)     129,387
       State................................    27,669      (5,648)      22,021
                                              --------      ------      -------
                                              $190,129     (38,721)     151,408
                                              ========      ======      =======

     The actual tax expense for 1998, 1997 and 1996 differs from the "expected" tax expense for those years (computed by applying the U.S. Federal corporate tax rate of 35% to earnings before income taxes) as follows:

                                                  1998        1997         1996
                                                  ----        ----         ----

                                                   (Amounts are in thousands)

     Computed "expected" tax expense........  $204,536     194,375      145,804
     State income taxes (net of
       Federal income tax benefit)..........    19,892      19,108       14,309
     Tax exempt interest....................   (11,663)     (9,291)      (7,066)
     Other, net.............................    (6,651)     (3,457)      (1,639)
                                              --------     -------      -------
                                              $206,114     200,735      151,408
                                              ========     =======      =======























                                        7                            (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 26, 1998 and December 27, 1997 are as follows:

                                                           1998          1997
                                                           ----          ----

                                                     (Amounts are in thousands)

     Deferred tax assets:
       Self-insurance reserves.......................  $ 59,906        55,579
       Nonrecurring charge...........................       856        26,728
       Advance purchase allowances...................    25,347        19,481
       Postretirement benefit cost...................    18,857        16,445
       Retirement plan contributions.................    14,098        13,390
       Inventory capitalization......................     7,383         7,872
       Other.........................................    12,876        10,152
                                                       --------       -------
     Total deferred tax assets.......................  $139,323       149,647
                                                       ========       =======
     Deferred tax liabilities:
       Property, plant and equipment,
        principally due to depreciation..............  $208,123       197,875
       Other.........................................     1,443           177
                                                       --------       -------
     Total deferred tax liabilities..................  $209,566       198,052
                                                       ========       =======

     The Company expects the results of future operations to generate sufficient taxable income to allow utilization of deferred tax assets.

(10) Commitments and Contingencies
     -----------------------------
     (a)  Operating Leases
          ----------------
          The Company conducts a major portion of its retail operations from leased store and shopping center premises generally under 20 year leases. Contingent rentals paid to lessors of certain store facilities are determined on the basis of a percentage of sales in excess of stipulated minimums plus, in certain cases, reimbursement of taxes and insurance.

          Total rental expense, net of sublease rental income, for the years ended December 26, 1998, December 27, 1997 and December 28, 1996, is as follows:

                                                   1998        1997        1996
                                                   ----        ----        ----
                                                  (Amounts are in thousands)

          Minimum rentals....................  $167,536     154,727     135,273
          Contingent rentals.................    10,259       9,835       9,892
          Sublease rental income.............    (6,189)     (4,366)     (3,572)
                                               --------     -------     -------
                                               $171,606     160,196     141,593
                                               ========     =======     =======











                                        8                            (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

          As of December 26, 1998, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:

                                  Minimum          Sublease
                                   Rental            Rental
          Year                Commitments            Income                Net
          ----                -----------            ------                ---
                                          (Amounts are in thousands)

          1999...............  $  167,236             5,835            161,401
          2000...............     166,106             5,405            160,701
          2001...............     165,075             4,633            160,442
          2002...............     163,559             2,867            160,692
          2003...............     161,316               705            160,611
          Thereafter.........   1,502,357             1,203          1,501,154
                               ----------            ------          ---------
                               $2,325,649            20,648          2,305,001
                               ==========            ======          =========

          The Company also owns shopping centers which are leased to tenants for minimum monthly rentals plus, in certain instances, contingent rentals. Contingent rentals received are determined on the basis of a percentage of sales in excess of stipulated minimums plus, in certain instances, reimbursement of taxes. Contingent rentals were estimated at December 26, 1998 and are included in trade receivables. Rental income was approximately $8,655,000 in 1998, $9,622,000 in 1997 and $8,983,000 in 1996. The approximate amounts of minimum future rental payments to be received under operating leases are $7,275,000, $6,066,000, $4,265,000, $3,070,000 and $2,231,000 for the years 1999 through 2003, respectively, and $4,524,000 thereafter.

     (b)  Environmental
          -------------
          The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change.

     (c)  Litigation
          ----------
          A purported class action was filed against the Company on April 3, 1997 in the Federal District court for the Middle District of Florida (the "Court") by Lemuel Middleton and 15 other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Middleton case"). In their Complaint, the plaintiffs allege that the Company has and is currently engaged in a pattern and practice of race-based discriminatory treatment of black employees and applicants with respect to hiring, promotion, job assignment, conditions of employment, and other employment aspects, all in violation of Federal and state law. Subsequently, three of the named plaintiffs withdrew their claims with prejudice. The plaintiffs sought, among other relief, a certification of the suit as a class action, declaratory and injunctive relief, back pay, front pay, benefits and other compensatory damages, and punitive damages.

                                        9                            (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

          On June 15, 1998, a Federal magistrate judge recommended certification as a class action of claims in the Middleton case relating only to Publix's retail stores in Florida and Georgia. Publix and the plaintiffs have both objected to the recommendation, with Publix asking that no class be certified and plaintiffs asking that the class be expanded. The plaintiffs have also moved to drop all claims for compensatory and punitive damages asserted in the lawsuit and, therefore, to withdraw their demand for a jury trial.

          On November 6, 1997, another purported class action was filed against the Company in the Court by Shirley Dyer and five other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Dyer case"). In their Complaint, the plaintiffs allege that the Company has violated and is currently violating Federal and state civil rights statutes by discriminating against female employees and applicants with respect to hiring, promotion, training, compensation, discipline, demotion and termination, and/or retaliation for bringing allegations of discrimination. The plaintiffs have moved to certify a class of all female current, former and future Company employees and applicants in all of the Company's manufacturing plants and distribution centers with respect to certain claims. The plaintiffs seek, among other relief, declaratory and injunctive relief, back pay, front pay, benefits and other compensatory damages, and punitive damages. The parties have briefed issues relating to class certification and await the Court's ruling.

          On December 8, 1998, another purported class action was filed against the Company in the Court by Charlene Jones, individually and on behalf of other persons similarly situated (the "Jones case"). In her Complaint, the plaintiff alleges that the Company has violated and is currently violating Federal and state civil rights statutes by discriminating against female applicants for employment in the Company's manufacturing plants and distribution centers. The plaintiffs in the Jones and Dyer cases have asked the Court to combine the two cases.

          The Company denies the allegations of the plaintiffs in the Middleton, Dyer and Jones cases and is vigorously defending the actions.

          The Company is also a party in various legal claims and actions considered in the normal course of business. Management believes that the ultimate disposition of these matters will not have a material effect on the Company's liquidity, results of operations or financial condition.

                                                                                                                Schedule II

                           PUBLIX SUPER MARKETS, INC.

                        Valuation and Qualifying Accounts

                Years ended December 26, 1998, December 27, 1997
                              and December 28, 1996

                           (Amounts are in thousands)

                                           Balance at        Additions         Deductions      Balance at
                                            beginning       charged to               from          end of
             Description                      of year           income           reserves            year
             -----------                      -------           ------           --------            ----
Year ended December 26, 1998

Reserves not deducted from assets:
  Self-insurance reserves:
    -Current...............................  $ 57,415          127,479            123,481          61,413
    -Noncurrent............................    90,068            8,888                ---          98,956
                                             --------          -------            -------         -------
                                             $147,483          136,367            123,481         160,369
                                             ========          =======            =======         =======
Year ended December 27, 1997

Reserves not deducted from assets:
  Self-insurance reserves:
    -Current...............................  $ 64,250          100,085            106,920          57,415
    -Noncurrent............................    73,336           16,732                ---          90,068
                                             --------          -------            -------         -------
                                             $137,586          116,817            106,920         147,483
                                             ========          =======            =======         =======
Year ended December 28, 1996

Reserves not deducted from assets:
  Self-insurance reserves:
    -Current...............................  $ 58,442          109,094            103,286          64,250
    -Noncurrent............................    60,435           12,901                ---          73,336
                                             --------          -------            -------         -------
                                             $118,877          121,995            103,286         137,586
                                             ========          =======            =======         =======
