Form 10-Q
period 1999-03-27
PUBLIX SUPER MARKETS INC
filed 1999-05-11
CIK 81061

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 27, 1999


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ____________ to ______________




                          Commission File Number 0-981
                          ----------------------------



                           PUBLIX SUPER MARKETS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




          Florida                               59-0324412
-------------------------------     ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)



1936 George Jenkins Blvd.
Lakeland, Florida                                     33815
-----------------------------------------  ------------------------------
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

Yes _X_____                 No _______

The number of shares outstanding of the registrant's common stock, $1.00 par value, as of April 30, 1999 was 217,066,710.







                               Page 1 of 11 pages

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------
                           PUBLIX SUPER MARKETS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Amounts are in thousands, except share amounts)

                                     ASSETS
                                             March 27, 1999    December 26, 1998
                                             --------------    -----------------
                                               (Unaudited)
Current Assets
--------------
Cash and cash equivalents                       $  799,787          $  669,326
Short-term investments                               6,284               2,042
Trade receivables                                   57,430              71,267
Merchandise inventories                            664,882             657,565
Deferred tax assets                                 54,279              53,578
Prepaid expenses                                     8,822               1,889
                                                ----------          ----------

    Total Current Assets                         1,591,484           1,455,667
                                                ----------          ----------

Long-term investments                              388,834             385,571
Other noncurrent assets                             13,160              11,680
Property, plant and equipment                    3,082,583           2,991,868
Accumulated depreciation                        (1,269,366)         (1,227,527)
                                                ----------          ----------

         Total Assets                           $3,806,695          $3,617,259
                                                ==========          ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts payable                                $  617,660          $  615,753
Accrued contribution to retirement plans           156,206             146,107
Accrued salaries and wages                          60,161              53,013
Accrued self-insurance reserves                     74,657              61,413
Accrued nonrecurring charge                          1,889               2,219
Federal and state income taxes                      64,381               2,570
Other                                               85,050             107,207
                                                ----------          ----------

    Total Current Liabilities                    1,060,004             988,282
                                                ----------          ----------

Deferred tax liabilities, net                      124,121             123,821
Self-insurance reserves                             90,031              98,956
Accrued postretirement benefit cost                 50,742              48,858
Other noncurrent liabilities                        27,346              29,710

Stockholders' Equity
--------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares;  issued 217,332,838
  shares at March 27, 1999 and 216,862,215
  shares at December 26, 1998                      217,333             216,862
Additional paid-in capital                         175,370             152,472
Reinvested earnings                              2,077,027           1,958,459
                                                ----------          ----------
                                                 2,469,730           2,327,793
Less 316,331 treasury shares
  at March 27, 1999, at cost                       (14,619)                ---

Accumulated other comprehensive earnings              (660)               (161)
                                                ----------          ----------

    Total Stockholders' Equity                   2,454,451           2,327,632
                                                ----------          ----------

         Total Liabilities and Stockholders'
           Equity                               $3,806,695          $3,617,259
                                                ==========          ==========



See accompanying notes to condensed consolidated financial statements.


                           PUBLIX SUPER MARKETS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         (Amounts are in thousands, except per share and share amounts)


                                                   Three Months Ended

                                            March 27, 1999      March 28, 1998
                                            --------------      --------------
                                                        (Unaudited)

Revenues
--------
Sales                                        $  3,363,248        $  3,091,417
Other income, net                                  31,172              33,714
                                             ------------        ------------

    Total revenues                              3,394,420           3,125,131
                                             ------------        ------------

Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                      2,537,978           2,323,499
Operating and administrative expenses             669,915             613,247
                                             ------------        ------------

    Total costs and expenses                    3,207,893           2,936,746
                                             ------------        ------------

Earnings before income tax expense                186,527             188,385

Income tax expense                                 67,959              69,387
                                             ------------        ------------

Net earnings                                 $    118,568        $    118,998
                                             ============        ============

Weighted average number of common
  shares outstanding                          216,446,126         217,598,625
                                             ============        ============

Basic earnings per common share              $        .55        $        .55
                                             ============        ============

Cash dividends per common share                      None                None



           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                           (Amounts are in thousands)

                                                  Three Months Ended

                                            March 27, 1999      March 28, 1998
                                            --------------      --------------
                                                        (Unaudited)

Net earnings                                 $    118,568        $    118,998

Other comprehensive  earnings - unrealized
 (loss) gain on investment securities
  available-for-sale, net of tax effect
  of ($2,031) and $451 in 1999 and 1998,
  respectively                                     (3,245)                721
Reclassification adjustment for net
  realized loss (gain) on investment
  securities available-for-sale, net
  of tax effect of $1,719 and ($306) in
  1999 and 1998, respectively                       2,746                (488)
                                             ------------        ------------

Comprehensive earnings                       $    118,069        $    119,231
                                             ============        =============



See accompanying notes to condensed consolidated financial statements.


                           PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts are in thousands)



                                                      Three Months Ended

                                               March 27, 1999   March 28, 1998
                                               --------------   --------------
                                                          (Unaudited)

Cash Flows From Operating Activities
------------------------------------
Cash received from customers                     $3,398,907       $3,121,963
Cash paid to employees and suppliers             (3,085,262)      (2,793,738)
Income taxes paid                                    (6,234)         (17,609)
Payment for self-insured claims                     (27,565)         (27,432)
Other, net                                           12,345           12,037
                                                 ----------       ----------

   Net Cash Provided by Operating Activities        292,191          295,221
                                                 ----------       ----------


Cash Flows From Investing Activities
------------------------------------
Payment for property, plant and equipment          (107,724)         (65,952)
Payment for investment securities -
  available-for-sale                                (73,235)         (73,388)
Proceeds from sale of investment securities -
  available-for-sale                                 59,361           58,508
Other, net                                             (893)           2,069
                                                 ----------       -----------

   Net Cash Used in Investing Activities           (122,491)         (78,763)
                                                 ----------       ----------


Cash Flows From Financing Activities
------------------------------------
Proceeds from sale of common stock                   83,553           19,839
Payment for acquisition of common stock            (122,661)         (43,987)
Other, Net                                             (131)            (131)
                                                 ----------       ----------

   Net Cash Used in Financing Activities            (39,239)         (24,279)
                                                 ----------       ----------


Net increase in cash and cash equivalents           130,461          192,179

Cash and cash equivalents at beginning of
  period                                            669,326          530,018
                                                 ----------       ----------

Cash and cash equivalents at end of period       $  799,787       $  722,197
                                                 ==========       ==========




See accompanying notes to condensed consolidated financial statements.

                           PUBLIX SUPER MARKETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments deemed necessary to fairly reflect the financial position, results of operations and changes in cash flows of the Company for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the fiscal 1998 Form 10-K Annual Report of the Company.

2. Due to the seasonal nature of the Company's business, the results for the three months ended March 27, 1999 are not necessarily indicative of the results for the entire 1999 fiscal year.

3. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4. Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

5. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP 98-1) effective for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. This pronouncement identifies the characteristics of internal use software and provides guidance on new cost recognition principles. The effect of SOP 98-1 on the Company's financial statements was not material.

6. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," (SOP 98-5) effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that costs incurred for start-up activities, such as store openings, be expensed as incurred. The Company has historically accounted for start-up costs in accordance with the requirements of SOP 98-5, therefore, there was no effect on the Company's financial statements from the adoption of SOP 98-5.

                           PUBLIX SUPER MARKETS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------
Liquidity and Capital Resources
-------------------------------
       Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $292.2 million in the quarter ended March 27, 1999, as compared with $295.2 million in the quarter ended March 28, 1998. Cash and cash equivalents totaled $799.8 million as of March 27, 1999, as compared with $722.2 million as of March 28, 1998.

       Capital expenditures totaled approximately $107.7 million in the quarter ended March 27, 1999. These expenditures were primarily incurred in connection with the opening of seven new stores and remodeling or expanding 18 stores. In addition, the Company closed four stores. The net impact of new and closed stores (net new stores) added an additional .19 million square feet in the first quarter of 1999, a .74% increase. Capital expenditures totaled approximately $66.0 million in the quarter ended March 28, 1998. These expenditures were primarily incurred in connection with the opening of nine new stores and remodeling or expanding of three stores. In addition, the Company closed two stores. Net new stores added an additional .35 million square feet in the first quarter of 1998, a 1.4% increase.

       Capital expenditures for the remainder of 1999, primarily made up of new store and warehouse construction and the remodeling or expanding of many existing stores, are expected to be approximately $402.3 million. The capital program is subject to continuing change and review. The remaining 1999 capital expenditures are expected to be financed by internally generated funds and current liquid assets. In the normal course of operations, the Company replaces stores and closes unprofitable stores. The impact of future store closings is not expected to be material.

       Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Management believes the Company's liquidity will continue to be strong.

Operating Results
-----------------
       Sales for the first quarter of 1999 were $3.4 billion as compared with $3.1 billion in the same quarter in 1998, an 8.8% increase. This reflects an increase of $163.8 million or 5.3% in sales from stores that were open for all of both quarters (comparable stores) and sales of $108.0 million or 3.5% from net new stores since the beginning of the first quarter of 1998.

       Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 75.5% for the quarter ended March 27, 1999 and 75.2% for the quarter ended March 28, 1998. The slight increase in cost of merchandise sold, as a percentage of sales, was primarily due to competitive pressures.

       Operating and administrative expenses, as a percentage of sales, were approximately 19.9% and 19.8% for the quarters ended March 27, 1999 and March 28, 1998, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.

Year 2000
---------
       Year  2000  problems  result  from  the use in  computer   hardware  and
software of two digits rather than four digits to define the applicable year. When computer systems must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. These errors or failures may have limited effects, or the effects may be widespread, depending on the computer chip, system or software, and its location and function. The effects of Year 2000 problems are further complicated because of the interdependence of computer and telecommunications systems in the United States and throughout the world. This interdependence certainly is true for the Company and its suppliers, business partners and customers.

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

         As of April 1999, the Company and all its business units are at various stages in implementation of the Plan. The Company will continue to closely monitor work under the Plan and to revise estimated completion dates as needed. With respect to non-IT systems and equipment with date sensitive operating controls such as manufacturing equipment, security, and other similar systems, the Company is in the process of identifying and addressing those items requiring replacement, upgrade or other remediation efforts. The Company estimates that it is approximately 87% complete with the identification, remediation or replacement, and validation of the Company's IT and non-IT systems that have been identified as having potential Year 2000 deficiencies. The Company further estimates that substantially all mission-critical IT and non-IT systems and equipment will be Year 2000 ready by May 31, 1999, though unforeseen circumstances may affect this date.

         The Company anticipates that total costs for Year 2000 awareness, inventory, assessment, analysis, conversion, testing, or contingency planning to be $40.0 million. As of April 1999, approximately $30.0 million of this amount has been incurred. The incurred costs include the costs of all equipment upgrades, software modifications, software replacements, employee salaries allocable to the Year 2000 efforts, and consultant fees and expenses addressing Year 2000 problems. The funds to pay for addressing Year 2000 problems are expected to be financed by internally generated funds and current liquid assets. The Company believes that the cost of addressing Year 2000 problems will not have a material effect on the Company's consolidated financial position or results of operations. Although management believes that its estimates are reasonable, there can be no assurance that the actual costs of implementing the Plan will not differ materially from the estimated costs or that the Company will not be materially adversely affected by Year 2000 problems. Additionally, Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems and similar events. Furthermore, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite the Company's implementation of the Plan.

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

                           PUBLIX SUPER MARKETS, INC.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
      In the Company's Form 10-K for the fiscal year ended December 26, 1998, the Company discussed the purported class action pending in the Federal District Court for the Middle District of Florida (the "Court") by Lemuel Middleton and 15 other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Middleton case"). On March 22, 1999, the Court certified a class of all black employees and former black employees of the Company who have sought to be promoted or who have been discharged from employment at the Company's retail stores in Florida since April 3, 1993, and at retail stores in Georgia since January 14, 1995. The certified class excludes black employees or former employees who worked only in pharmacy operations. The Court also, among other things, granted the plaintiffs' motion to drop all claims for compensatory and punitive damages and to add a new plaintiff, and ordered the parties to conduct additional discovery and submit supplemental briefings on whether that new plaintiff could be a class representative for a subclass of unsuccessful black applicants for employment at Publix's retail stores in Florida and Georgia. That briefing is now in progress. The Court also denied the plaintiffs' attempt to strike the demand that the Middleton case be tried to a jury.

      Also in its Form 10-K for the year ended December 26, 1998, the Company discussed the purported class action filed against the Company in the Court by Charlene Jones, individually and on behalf of all other persons similarly situated (the "Jones case"). In papers filed with the Court on April 16, 1999, the plaintiff in the Jones case represented that she would not pursue a separate class action on behalf of unsuccessful female applicants for employment in the Company's manufacturing plants and distribution centers if her case is not combined with the purported class action filed against the Company by Shirley Dyer and other present or former employees of the Company (the "Dyer case"), which is also discussed in the Company's 1998 Form 10-K.

      The Company denies the allegations of the plaintiffs in the Middleton, Dyer and Jones cases and is vigorously defending the actions.

Item 6(a) Exhibits
    27. Financial Data Schedule for the three months ended March 27, 1999.

Item 6(b) Reports on Form 8-K
-----------------------------
    No reports on Form 8-K were filed during the three months ended March 27, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                           PUBLIX SUPER MARKETS, INC.



Date:  May 7, 1999        /s/ S. Keith Billups
                          -----------------------------------------
                          S. Keith Billups, Secretary





Date:  May 7, 1999        /s/ David P. Phillips
                          ------------------------------------------
                          David P. Phillips, Vice President Finance
                          and Treasurer (Principal Financial and
                          Accounting Officer)