Form 10-Q
period 1999-06-26
PUBLIX SUPER MARKETS INC
filed 1999-08-10
CIK 81061

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 26, 1999


                                        OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ____________ to ______________




                         Commission File Number 0-981
                         ----------------------------




                          PUBLIX SUPER MARKETS, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)




          Florida                               59-0324412
-------------------------------      ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)



1936 George Jenkins Blvd.
Lakeland, Florida                                     33815
---------------------------------------              ----------
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

Yes    X                   No _______


The number of shares outstanding of the registrant's common stock, $1.00 par value, as of July 30, 1999 was 216,180,836.

                   PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                           PUBLIX SUPER MARKETS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
              (Amounts are in thousands, except share amounts)

                                 ASSETS
                                              June 26, 1999    December 26, 1998
                                              -------------    -----------------
                                                        (Unaudited)

Current Assets
--------------
Cash and cash equivalents                       $  733,914          $  669,326
Short-term investments                               7,924               2,042
Trade receivables                                   55,417              71,267
Merchandise inventories                            630,788             657,565
Deferred tax assets                                 54,586              53,578
Prepaid expenses                                     8,150               1,889
                                                ----------          ----------

    Total Current Assets                         1,490,779           1,455,667
                                                ----------          ----------

Long-term investments                              391,669             385,571
Other noncurrent assets                             18,815              11,680
Property, plant and equipment                    3,061,806           2,991,868
Accumulated depreciation                        (1,166,510)         (1,227,527)
                                                ----------          ----------

         Total Assets                           $3,796,559          $3,617,259
                                                ==========          ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts payable                                $  543,349          $  615,753
Accrued contribution to retirement plans           200,546             146,107
Accrued salaries and wages                          74,348              53,013
Accrued self-insurance reserves                     77,419              61,413
Accrued nonrecurring charge                          1,889               2,219
Federal and state income taxes                      23,845               2,570
Other                                               99,041             107,207
                                                ----------          ----------

    Total Current Liabilities                    1,020,437             988,282
                                                ----------          ----------

Deferred tax liabilities, net                      124,134             123,821
Self-insurance reserves                             93,427              98,956
Accrued postretirement benefit cost                 52,388              48,858
Other noncurrent liabilities                        24,944              29,710

Stockholders' Equity
--------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares;  issued 217,555,214
  shares at June 26, 1999 and 216,862,215
  shares at December 26, 1998                      217,555             216,862
Additional paid-in capital                         185,488             152,472
Reinvested earnings                              2,145,280           1,958,459
                                                ----------          ----------
                                                 2,548,323           2,327,793
Less 1,440,277 treasury shares
  at June 26, 1999, at cost                        (66,891)                ---

Accumulated other comprehensive earnings              (203)               (161)
                                                ----------          ----------

    Total Stockholders' Equity                   2,481,229           2,327,632
                                                ----------          ----------

         Total Liabilities and Stockholders'
           Equity                               $3,796,559          $3,617,259
                                                ==========          ==========


See accompanying notes to condensed consolidated financial statements.


                           PUBLIX SUPER MARKETS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         (Amounts are in thousands, except per share and share amounts)


                                                   Three Months Ended

                                             June 26, 1999       June 27, 1998
                                             -------------       -------------
                                                        (Unaudited)

Revenues
--------
Sales                                        $  3,137,587        $  2,902,740
Other income, net                                  34,878              34,176
                                             ------------        ------------

    Total revenues                              3,172,465           2,936,916
                                             ------------        ------------


Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                      2,322,824           2,195,044
Operating and administrative expenses             668,815             605,099
                                             ------------        ------------

    Total costs and expenses                    2,991,639           2,800,143
                                             ------------        ------------

Earnings before income tax expense                180,826             136,773

Income tax expense                                 64,727              48,355
                                             ------------        ------------

Net earnings                                 $    116,099        $     88,418
                                             ============        ============

Weighted average number of common
  shares outstanding                          216,255,811         218,032,077
                                             ============        ============

Basic earnings per common share              $        .54        $        .41
                                             ============        ============

Cash dividends per common share              $        .22        $        .20
                                             ============        ============


              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                              (Amounts are in thousands)

                                                   Three Months Ended

                                              June 26, 1999       June 27, 1998
                                              -------------       -------------
                                                        (Unaudited)

Net earnings                                 $    116,099        $     88,418

Other comprehensive  earnings - unrealized
  gain (loss) on investment securities
  available-for-sale, net of tax effect
  of $197 and ($222) in 1999 and 1998,
  respectively                                        314                (355)

Reclassification adjustment for net
  realized loss (gain) on investment
  securities available-for-sale, net
  of tax effect of $90 and ($77) in
  1999 and 1998, respectively                         143                (123)
                                             ------------        -------------

Comprehensive earnings                       $    116,556        $     87,940
                                             ============        ============


See accompanying notes to condensed consolidated financial statements.


                           PUBLIX SUPER MARKETS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (Amounts are in thousands, except per share and share amounts)


                                                      Six Months Ended

                                             June 26, 1999       June 27, 1998
                                             -------------       -------------
                                                        (Unaudited)

Revenues
--------
Sales                                        $  6,500,835        $  5,994,157
Other income, net                                  66,050              67,889
                                             ------------        ------------

    Total revenues                              6,566,885           6,062,046
                                             ------------        ------------


Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                      4,860,802           4,518,543
Operating and administrative expenses           1,338,730           1,218,345
                                             ------------        ------------

    Total costs and expenses                    6,199,532           5,736,888
                                             ------------        ------------

Earnings before income tax expense                367,353             325,158

Income tax expense                                132,686             117,742
                                             ------------        ------------

Net earnings                                 $    234,667        $    207,416
                                             ============        ============

Weighted average number of common
  shares outstanding                          216,350,691         217,815,181
                                             ============        ============

Basic earnings per common share              $       1.08        $        .95
                                             ============        ============

Cash dividends per common share              $        .22        $        .20
                                             ============        ============


              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                              (Amounts are in thousands)

                                                      Six Months Ended

                                              June 26, 1999       June 27, 1998
                                              -------------       -------------
                                                        (Unaudited)

Net earnings                                 $    234,667        $    207,416

Other comprehensive  earnings - unrealized
  (loss) gain on investment  securities
  available-for-sale, net of tax effect
  of ($1,835) and $229 in 1999 and 1998,
  respectively                                     (2,931)                366

Reclassification adjustment for net
  realized loss (gain) on investment
  securities available-for-sale, net
  of tax effect of $1,808 and ($383) in
  1999 and 1998, respectively                       2,889                (611)
                                             ------------        ------------

Comprehensive earnings                       $    234,625        $    207,171
                                             ============        ============


See accompanying notes to condensed consolidated financial statements.




                           PUBLIX SUPER MARKETS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts are in thousands)



                                                       Six Months Ended

                                                June 26, 1999    June 27, 1998
                                                -------------    -------------
                                                          (Unaudited)

Cash Flows From Operating Activities
------------------------------------
Cash received from customers                     $6,560,042       $6,055,699
Cash paid to employees and suppliers             (5,944,062)      (5,437,254)
Income taxes paid                                  (112,079)        (113,297)
Payment for self-insured claims                     (66,959)         (57,859)
Other, net                                           23,955           25,077
                                                 ----------       ----------

   Net Cash Provided by Operating Activities        460,897          472,366
                                                 ----------       ----------


Cash Flows From Investing Activities
------------------------------------
Payment for property, plant and equipment          (242,692)        (160,301)
Payment for investment securities -
  available-for-sale                               (112,983)        (136,244)
Proceeds from sale of investment securities -
  available-for-sale                                 94,543           88,389
Other, net                                           (6,160)           4,121
                                                 ----------       -----------

   Net Cash Used in Investing Activities           (267,292)        (204,035)
                                                 ----------       ----------


Cash Flows From Financing Activities
------------------------------------
Proceeds from sale of common stock                  175,377           57,520
Payment for acquisition of common stock            (256,417)        (115,911)
Dividends paid                                      (47,846)         (43,752)
Other, net                                             (131)            (131)
                                                 ----------       ----------

   Net Cash Used in Financing Activities           (129,017)        (102,274)
                                                 ----------       ----------


Net increase in cash and cash equivalents            64,588          166,057

Cash and cash equivalents at beginning of
  period                                            669,326          530,018
                                                 ----------       ----------

Cash and cash equivalents at end of period       $  733,914       $  696,075
                                                 ==========       ==========







See accompanying notes to condensed consolidated financial statements.

                           PUBLIX SUPER MARKETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying condensed consolidated financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of results for the interim period. These condensed consolidated financial statements should be read in conjunction with the fiscal 1998 Form 10-K Annual Report of the Company.

2. Due to the seasonal nature of the Company's business, the results for the three months and six months ended June 26, 1999 are not necessarily indicative of the results for the entire 1999 fiscal year.

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

                           PUBLIX SUPER MARKETS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------
       Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $460.9 million in the six months ended June 26, 1999, as compared with $472.4 million in the six months ended June 27, 1998. Cash and cash equivalents totaled $733.9 million as of June 26, 1999, as compared with $696.1 million as of June 27, 1998.

       Capital expenditures totaled approximately $242.7 million in the six months ended June 26, 1999. These expenditures were primarily incurred in connection with the opening of 14 new stores and remodeling or expanding 37 stores. Significant expenditures were also incurred in the purchase of nine additional store sites from A & P in the greater Atlanta area. In addition, the Company closed seven stores. The net impact of new and closed stores (net new stores) added an additional .39 million square feet in the six months ended June 26, 1999, a 1.5% increase. Capital expenditures totaled approximately $160.3 million in the six months ended June 27, 1998. These expenditures were primarily incurred in connection with the opening of 19 new stores and remodeling or expanding of 14 stores. In addition, the Company closed five stores. Net new stores added an additional .85 million square feet in the six months ended June 27, 1998, a 2.8% increase.

       Capital expenditures for the remainder of 1999, primarily made up of new store and warehouse construction and the remodeling or expanding of many existing stores, are expected to be approximately $267.3 million. The capital program is subject to continuing change and review. The remaining 1999 capital expenditures are expected to be financed by internally generated funds and current liquid assets. In the normal course of operations, the Company replaces stores and closes unprofitable stores. The impact of future store closings is not expected to be material.

       Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Management believes the Company's liquidity will continue to be strong.

Operating Results
-----------------
       Sales increased 8.1% in the second quarter of 1999 to $3.1 billion, an increase of $234.8 million compared to the same quarter in 1998. This reflects an increase of $150.8 million or 5.2% in sales from stores that were open for all of both quarters (comparable stores) and sales of $84.0 million or 2.9% from net new stores since March 28, 1998.

       Sales increased 8.5% in the six months ended June 26, 1999, to $6.5 billion, an increase of $506.7 million over the six months ended June 27, 1998. This reflects an increase of $314.6 million or 5.3% in sales from comparable stores and sales of $192.1 million or 3.2% from net new stores since the beginning of 1998.

       Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 74.0% and 75.6% in the quarters ended June 26, 1999 and June 27, 1998, respectively. These cost of sales percentages were 74.8% and 75.4% for the six months ended June 26, 1999 and June 27, 1998, respectively. The decreases in cost of merchandise sold, as a percentage of sales, are due to buying and merchandising efficiencies.

       Operating and administrative expenses, as a percentage of sales, were approximately 21.3% and 20.8% for the quarters ended June 26, 1999 and June 27, 1998, respectively. The operating and administrative expenses, as a percentage of sales, were 20.6% and 20.3% for the six months ended June 26, 1999 and June 27, 1998, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.

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

       The Plan recognizes that the computer, telecommunications, and other systems ("Outside Systems") of outside entities ("Outside Entities") have the potential for major, mission-critical, adverse effects on the conduct of the Company's business. The Company does not have control of these Outside Entities or Outside Systems. The Plan includes an ongoing process of identifying and contacting Outside Entities whose systems have or may have a substantial effect on the Company's ability to continue to conduct the mission-critical aspects of its business without disruption from Year 2000 problems. The Plan includes reasonable efforts to inventory and assess the extent to which these Outside Systems may not be "Year 2000 ready." The Company will use reasonable efforts to coordinate and cooperate with these Outside Entities in an ongoing effort to obtain assurance that the Outside Systems that are mission-critical will be Year 2000 ready well before January 1, 2000.

       As of July 1999, the Company and all its business units have materially completed implementation of the Plan. The Company believes that it has substantially completed the identification, remediation or replacement, and validation of the Company's IT and non-IT systems that were identified as having potential Year 2000 problems. The Company further believes that substantially all mission-critical IT and non-IT systems and equipment are Year 2000 ready.

       The Company anticipates that total costs for Year 2000 awareness, inventory, assessment, analysis, conversion, testing, or contingency planning to be $40.0 million. As of July 1999, approximately $34.2 million of this amount has been incurred. The incurred costs include the costs of all equipment upgrades, software modifications, software replacements, employee salaries allocable to the Year 2000 efforts, and consultant fees and expenses addressing Year 2000 problems. The funds to pay for addressing Year 2000 problems are expected to be financed by internally generated funds and current liquid assets. The Company believes that the cost of addressing Year 2000 problems will not have a material effect on the Company's consolidated financial position or results of operations. Although management believes that its estimates are reasonable, there can be no assurance that the actual costs of implementing the Plan will not differ materially from the estimated costs or that the Company will not be materially adversely affected by Year 2000 problems. Additionally, Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems and similar events. Furthermore, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite the Company's implementation of the Plan.

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

       As part of the Plan, the Company has developed contingency plans that deal with two aspects of Year 2000 problems: (1) that the Company, despite its good-faith, reasonable efforts, may not have satisfactorily remediated all of its internal mission-critical systems; and (2) that Outside Systems may not be Year 2000 ready, despite the Company's good-faith, reasonable efforts to work with Outside Entities. The Company's contingency plans have been designed to minimize the disruptions or other adverse effects resulting from Year 2000 problems regarding these mission-critical functions or systems, and to facilitate the early identification and remediation of mission-critical Year 2000 problems that first manifest themselves after January 1, 2000.

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

       The Company has a Plan to deal with Year 2000 problems and believes that it has achieved substantial Year 2000 readiness with respect to the mission-critical systems that it controls. From a forward-looking perspective, however, the extent and magnitude of Year 2000 problems as they will affect the Company, both before and for some period after January 1, 2000, are difficult to predict or quantify. Given this difficulty, there can be no assurance that all of the Company's systems and all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to the Company's business. If, despite the Company's reasonable efforts under its Year 2000 Plan, there are mission-critical Year 2000 related failures that create substantial disruptions to the Company's business, the adverse impact on the Company's business could be material.

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

                           PUBLIX SUPER MARKETS, INC.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
---------------------------
      In the Company's Form 10-K for the fiscal year ended December 26, 1998, the Company discussed the purported class action pending in the Federal District Court for the Middle District of Florida (the "Court") by Lemuel Middleton and 15 other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Middleton case"). On March 22, 1999, the Court certified a class of all black employees and former black employees of the Company who have sought to be promoted or who have been discharged from employment at the Company's retail stores in Florida since April 3, 1993, and at retail stores in Georgia since January 14, 1995. The certified class excludes black employees or former employees who worked only in pharmacy operations. The Court denied the plaintiff's attempt to strike the demand that the Middleton case be tried to a jury. The Court also, among other things, granted the plaintiffs' motion to drop all claims for compensatory and punitive damages and to add a new plaintiff, Charmaine Washington. The Court ordered the parties to conduct additional discovery and submit supplemental briefings on whether Ms. Washington could be a class representative for a subclass of unsuccessful black applicants for employment at Publix's retail stores in Florida and Georgia. After that briefing was completed, plaintiffs withdrew Ms. Washington as a proposed class representative and she has since moved to dismiss her claims. Plaintiffs are still seeking certification of a subclass of unsuccessful black applicants and have put forward a new proposed class representative, Lydia Moultry. The parties are waiting a ruling from the Court regarding whether Ms. Moultry can join the case.

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

      On June 29, 1999, another purported class action was filed against the Company in the Court by Lisa Lisenby, individually and on behalf of other persons similarly situated (the "Lisenby case"). In her Complaint, the plaintiff alleges that the Company has violated and is currently violating Federal statutory law by discriminating against female applicants and employees in the Company's manufacturing plants and distribution centers. In her Complaint, Ms. Lisenby states that she anticipates moving to combine her case with the Dyer case, but neither she nor the Dyer case plaintiffs have yet done so.

      The Company denies the allegations of the plaintiffs in the Middleton, Dyer, Jones and Lisenby cases and is vigorously defending the actions.

      The Company is also a party in various legal claims and actions considered in the normal course of business. Management believes that the ultimate disposition of these matters will not have a material effect on the Company's liquidity, results of operations or financial condition.

Item 2.   Changes in Securities
-------------------------------
      Not Applicable.

Item 3.   Defaults Upon Senior Securities
-----------------------------------------
      Not Applicable.

Item 4.   Results of Votes of Security Holders
----------------------------------------------
      The Annual Meeting of Stockholders of the Company was held on May 11, 1999, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to management's solicitation. All of management's nominees for directors as listed in the proxy statement were elected.

Item 5.   Other Information
---------------------------
      Not Applicable.

Item 6(a) Exhibits
------------------
      27. Financial Data Schedule for the six months ended June 26, 1999.

Item 6(b) Reports on Form 8-K
-----------------------------
      No reports on Form 8-K were filed during the six months ended June 26, 1999.






                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                           PUBLIX SUPER MARKETS, INC.



Date:  August 6, 1999        /s/ S. Keith Billups
                             ------------------------------------------
                             S. Keith Billups, Secretary





Date:  August 6, 1999        /s/ David P. Phillips
                             ------------------------------------------
                             David P. Phillips, Chief Financial Officer
                             and Treasurer (Principal Financial and
                             Accounting Officer)