Form 10-Q
period 1999-09-25
PUBLIX SUPER MARKETS INC
filed 1999-11-09
CIK 81061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549


                                  FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 25, 1999
                                               ------------------


                                      OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ____________ to ______________




                          Commission File Number 0-981
                          ----------------------------




                           PUBLIX SUPER MARKETS, INC.
             -----------------------------------------
             (Exact name of Registrant as specified in its charter)




          Florida                               59-0324412
-------------------------------      -------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)



1936 George Jenkins Blvd.
Lakeland, Florida                                     33815
----------------------------------------   ----------------------------
(Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code (863) 688-1188
                                                   --------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                   No _______
    -------

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of October 29, 1999 was 215,816,369.

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                           PUBLIX SUPER MARKETS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (Amounts are in thousands, except share amounts)

                                    ASSETS
                                          September 25, 1999  December 26, 1998
                                          ------------------  -----------------
                                                        (Unaudited)

Current Assets
--------------
Cash and cash equivalents                    $  771,393         $  669,326
Short-term investments                           22,187              2,042
Trade receivables                                65,896             71,267
Merchandise inventories                         645,508            657,565
Deferred tax assets                              55,237             53,578
Prepaid expenses                                  5,145              1,889
                                             ----------         ----------

    Total Current Assets                      1,565,366          1,455,667
                                             ----------         ----------

Long-term investments                           390,655            385,571
Other noncurrent assets                          21,157             11,680
Property, plant and equipment                 3,173,474          2,991,868
Accumulated depreciation                     (1,212,098)        (1,227,527)
                                             ----------         ----------

         Total Assets                        $3,938,554         $3,617,259
                                             ==========         ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts payable                             $  601,936         $  615,753
Accrued contribution to retirement plans        168,340            146,107
Accrued salaries and wages                       86,420             53,013
Accrued self-insurance reserves                  77,576             61,413
Accrued nonrecurring charge                       1,854              2,219
Federal and state income taxes                   13,049              2,570
Other                                           119,650            107,207
                                             ----------         ----------

    Total Current Liabilities                 1,068,825            988,282
                                             ----------         ----------

Deferred tax liabilities, net                   128,665            123,821
Self-insurance reserves                          94,980             98,956
Accrued postretirement benefit cost              54,098             48,858
Other noncurrent liabilities                     23,406             29,710

Stockholders' Equity
--------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares;  issued 217,829,027
  shares at September 25, 1999 and 216,862,215
  shares at December 26, 1998                   217,829            216,862
Additional paid-in capital                      197,946            152,472
Reinvested earnings                           2,248,648          1,958,459
                                             ----------         ----------
                                              2,664,423          2,327,793
Less 1,952,677 treasury shares
  at September 25, 1999, at cost                (90,719)               ---

Accumulated other comprehensive earnings         (5,124)              (161)
                                             ----------         ----------

    Total Stockholders' Equity                2,568,580          2,327,632
                                             ----------         ----------

         Total Liabilities and Stockholders'
           Equity                            $3,938,554         $3,617,259
                                             ==========         ==========


See accompanying notes to condensed consolidated financial statements.


                           PUBLIX SUPER MARKETS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          (Amounts are in thousands, except per share and share amounts)

                                                   Three Months Ended

                                          September 25, 1999  September 26, 1998
                                          ------------------  ------------------
                                                        (Unaudited)

Revenues
--------
Sales                                        $  3,155,851        $  2,932,792
Other income, net                                  35,243              28,794
                                             ------------        ------------

    Total revenues                              3,191,094           2,961,586
                                             ------------        ------------


Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                      2,356,079           2,199,616
Operating and administrative expenses             675,109             627,079
                                             ------------        ------------

    Total costs and expenses                    3,031,188           2,826,695
                                             ------------        ------------

Earnings before income tax expense                159,906             134,891

Income tax expense                                 56,538              47,360
                                             ------------        ------------

Net earnings                                 $    103,368        $     87,531
                                             ============        ============

Weighted average number of common
  shares outstanding                          216,335,129         217,133,830
                                             ============        ============

Basic earnings per common share              $        .48        $        .40
                                             ============        ============

Cash dividends per common share                     none                 none



       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                        (Amounts are in thousands)

                                                   Three Months Ended

                                          September 25, 1999  September 26, 1998
                                          ------------------  ------------------
                                                        (Unaudited)

Net earnings                                 $   103,368         $     87,531

Other comprehensive earnings - unrealized
  loss on investment securities
  available-for-sale,  net of tax effect
  of  ($3,164)  and  ($2,161) in 1999 and
  1998, respectively                              (5,037)              (3,450)

Reclassification adjustment for net
  realized loss on investment
  securities available-for-sale, net
  of tax effect of $74 and $1,538 in
  1999 and 1998, respectively                        116                2,457
                                             ------------        ------------

Comprehensive earnings                       $    98,447         $     86,538
                                             ============        ============



See accompanying notes to condensed consolidated financial statements.


                           PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         (Amounts are in thousands, except per share and share amounts)

                                                    Nine Months Ended

                                          September 25, 1999  September 26, 1998
                                          ------------------  ------------------
                                                        (Unaudited)

Revenues
--------
Sales                                        $  9,656,686        $  8,926,952
Other income, net                                 101,293              96,683
                                             ------------        ------------

    Total revenues                              9,757,979           9,023,635
                                             ------------        ------------


Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                      7,216,881           6,718,159
Operating and administrative expenses           2,013,839           1,845,425
                                             ------------        ------------

    Total costs and expenses                    9,230,720           8,563,584
                                             ------------        ------------

Earnings before income tax expense                527,259             460,051

Income tax expense                                189,224             165,102
                                             ------------        ------------

Net earnings                                 $    338,035        $    294,949
                                             ============        ============

Weighted average number of common
  shares outstanding                          216,336,294         217,586,570
                                             ============        ============

Basic earnings per common share              $       1.56        $       1.36
                                             ============        ============

Cash dividends per common share              $        .22        $        .20
                                             ============        ============



        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                         (Amounts are in thousands)

                                                   Nine Months Ended

                                         September 25, 1999  September 26, 1998
                                         ------------------  ------------------
                                                       (Unaudited)

Net earnings                                 $    338,035        $    294,949

Other comprehensive earnings - unrealized
  loss  on  investment  securities
  available-for-sale,  net of tax effect
  of  ($4,999)  and  ($1,932) in 1999 and
  1998, respectively                               (7,968)             (3,084)

Reclassification adjustment for net
  realized loss on investment
  securities available-for-sale, net
  of tax effect of $1,882 and $1,155 in
  1999 and 1998, respectively                       3,005               1,846
                                             ------------        ------------

Comprehensive earnings                       $    333,072        $    293,711
                                             ============        ============




See accompanying notes to condensed consolidated financial statements.



                          PUBLIX SUPER MARKETS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts are in thousands)


                                                      Nine Months Ended

                                          September 25, 1999  September 26, 1998
                                          ------------------  ------------------
                                                        (Unaudited)

Cash Flows From Operating Activities
------------------------------------
Cash received from customers                   $9,726,691          $8,996,901
Cash paid to employees and suppliers           (8,835,343)         (8,204,380)
Income taxes paid                                (172,444)           (154,946)
Payment for self-insured claims                  (102,548)            (89,068)
Other, net                                         36,270              36,706
                                               ----------          ----------

   Net Cash Provided by Operating Activities      652,626             585,213
                                               ----------          ----------


Cash Flows From Investing Activities
------------------------------------
Payment for property, plant and equipment        (361,720)           (249,644)
Payment for investment securities -
  available-for-sale                             (153,629)           (163,324)
Proceeds from sale of investment securities -
  available-for-sale                              112,275             110,515
Other, net                                         (7,372)              4,085
                                               ----------          ----------

   Net Cash Used in Investing Activities         (410,446)           (298,368)
                                               ----------          ----------


Cash Flows From Financing Activities
------------------------------------
Proceeds from sale of common stock                209,708              87,742
Payment for acquisition of common stock          (301,844)           (166,662)
Dividends paid                                    (47,846)            (43,752)
Other, net                                           (131)               (131)
                                               ----------          ----------

   Net Cash Used in Financing Activities         (140,113)           (122,803)
                                               ----------          ----------


Net increase in cash and cash equivalents         102,067             164,042

Cash and cash equivalents at beginning of
  period                                          669,326             530,018
                                               ----------          ----------

Cash and cash equivalents at end of period     $  771,393          $  694,060
                                               ==========          ==========








See accompanying notes to condensed consolidated financial statements.

                           PUBLIX SUPER MARKETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are necessary for the fair statement of results for the interim period. These condensed consolidated financial statements should be read in conjunction with the fiscal 1998 Form 10-K Annual Report of the Company.

2. Due to the seasonal nature of the Company's business, the results for the three months and nine months ended September 25, 1999 are not necessarily indicative of the results for the entire 1999 fiscal year.

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

                           PUBLIX SUPER MARKETS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
--------------

Liquidity and Capital Resources
-------------------------------
       Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $652.6 million in the nine months ended September 25, 1999, as compared with $585.2 million in the nine months ended September 26, 1998. Cash and cash equivalents totaled $771.4 million as of September 25, 1999, as compared with $694.1 million as of September 26, 1998.

       Capital expenditures totaled approximately $361.7 million in the nine months ended September 25, 1999. These expenditures were primarily incurred in connection with the opening of 24 new stores and remodeling or expanding 61 stores. Significant expenditures were also incurred in the purchase of nine additional store sites from A & P in the greater Atlanta area. In addition, the Company closed 12 stores. The net impact of new and closed stores (net new stores) added an additional .65 million square feet in the nine months ended September 25, 1999, a 2.5% increase. Capital expenditures totaled approximately $249.6 million in the nine months ended September 26, 1998. These expenditures were primarily incurred in connection with the opening of 24 new stores and remodeling or expanding of 26 stores. In addition, the Company closed six stores. Net new stores added an additional .86 million square feet in the nine months ended September 26, 1998, a 3.4% increase.

       Capital expenditures for the remainder of 1999, primarily made up of new store and warehouse construction and the remodeling or expanding of many existing stores, are expected to be approximately $148.3 million. The capital program is subject to continuing change and review. The remaining 1999 capital expenditures are expected to be financed by internally generated funds and current liquid assets. In the normal course of operations, the Company replaces stores and closes unprofitable stores. The impact of future store closings is not expected to be material.

       Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Management believes the Company's liquidity will continue to be strong.

Operating Results
-----------------
       Sales increased 7.6% in the third quarter of 1999 to $3.2 billion, an increase of $223.1 million compared to the same quarter in 1998. This reflects an increase of $132.1 million or 4.5% in sales from stores that were open for all of both quarters (comparable stores) and sales of $91.0 million or 3.1% from net new stores since June 27, 1998.

       Sales increased 8.2% in the nine months ended September 25, 1999, to $9.7 billion, an increase of $729.7 million over the nine months ended September 26, 1998. This reflects an increase of $446.7 million or 5.0% in sales from comparable stores and sales of $283.0 million or 3.2% from net new stores since the beginning of 1998.

       Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 74.7% and 75.0% in the quarters ended September 25, 1999 and September 26, 1998, respectively. These cost of sales percentages were 74.7% and 75.3% for the nine months ended September 25, 1999 and September 26, 1998, respectively. The decreases in cost of merchandise sold, as a percentage of sales, are due to buying and merchandising efficiencies.

       Operating and administrative expenses, as a percentage of sales, were approximately 21.4% for the quarters ended September 25, 1999 and September 26, 1998. The operating and administrative expenses, as a percentage of sales, were 20.9% and 20.7% for the nine months ended September 25, 1999 and September 26, 1998, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.

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

       The Plan recognizes that the computer, telecommunications, and other systems ("Outside Systems") of outside entities ("Outside Entities") have the potential for major, mission-critical, adverse effects on the conduct of the Company's business. The Company does not have control of these Outside Entities or Outside Systems. The Plan includes an ongoing process of identifying and contacting Outside Entities whose systems have or may have a substantial effect on the Company's ability to continue to conduct the mission-critical aspects of its business without disruption from Year 2000 problems. The Plan includes reasonable efforts to inventory and assess the extent to which these Outside Systems may not be "Year 2000 ready." The Company will continue to use reasonable efforts to coordinate and cooperate with these Outside Entities in an ongoing effort to obtain assurance that the Outside Systems that are mission-critical will be Year 2000 ready before January 1, 2000.

       As of October 1999, the Company and all its business units have materially completed implementation of the Plan. The Company believes that it has substantially completed the identification, remediation or replacement, and validation of the Company's IT and non-IT systems that were identified as having potential Year 2000 problems. The Company further believes that substantially all mission-critical IT and non-IT systems and equipment are Year 2000 ready.

       The Company anticipates that total costs for Year 2000 awareness, inventory, assessment, analysis, conversion, testing, or contingency planning to be $40.0 million. As of October 1999, approximately $36.5 million of this amount has been incurred. The incurred costs include the costs of all equipment upgrades, software modifications, software replacements, employee salaries allocable to the Year 2000 efforts, and consultant fees and expenses addressing Year 2000 problems. The funds to pay for addressing Year 2000 problems are being financed by internally generated funds and current liquid assets. The costs incurred to date to address Year 2000 problems have not had a material effect on the Company's consolidated financial position or results of operations. Furthermore, the Company believes that any additional costs related to addressing remaining Year 2000 problems will not have a material effect on the Company's consolidated financial position or results of operations. Although management believes that its estimates are reasonable, there can be no assurance that the actual costs of implementing the Plan will not differ materially from the estimated costs or that the Company will not be materially adversely affected by Year 2000 problems. Additionally, Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems and similar events. Furthermore, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite the Company's implementation of the Plan.

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

                           PUBLIX SUPER MARKETS, INC.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
---------------------------
       In the Company's Form 10-K for the fiscal year ended December 26, 1998, the Company discussed the purported class action pending in the Federal District Court for the Middle District of Florida (the "Court") by Lemuel Middleton and 15 other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Middleton case"). On March 22, 1999, the Court certified a class of all black employees and former black employees of the Company who have sought to be promoted or who have been discharged from employment at the Company's retail stores in Florida since April 3, 1993, and at retail stores in Georgia since January 14, 1995. The certified class excludes black employees or former employees who worked only in pharmacy operations. The Court denied the plaintiffs' attempt to strike the demand that the Middleton case be tried to a jury. The Court also, among other things, granted the plaintiffs' motion to drop all claims for compensatory and punitive damages and to add a new plaintiff, Charmaine Washington. The Court ordered the parties to conduct additional discovery and submit supplemental briefings on whether Ms. Washington could be a class representative for a subclass of unsuccessful black applicants for employment at Publix's retail stores in Florida and Georgia. After that briefing was completed, plaintiffs withdrew Ms. Washington as a proposed class representative and she has since moved to dismiss her claims. Plaintiffs are still seeking certification of a subclass of unsuccessful black applicants and have put forward a new proposed class representative, Lydia Moultry. The parties are waiting a ruling from the Court regarding whether Ms. Moultry can join the case. Meanwhile, on July 26, 1999 the Court set the case for trial by jury beginning January 2, 2001.

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

       On June 29, 1999, another purported class action was filed against the Company in the Court by Lisa Lisenby, individually and on behalf of other persons similarly situated (the "Lisenby case"). In her Complaint, the plaintiff alleges that the Company has violated and is currently violating Federal statutory law by discriminating against female applicants and employees in the Company's manufacturing plants and distribution centers. On September 10, 1999, Ms. Lisenby moved to combine her case with the Dyer case.

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

Item 2.   Changes in Securities
-------------------------------
      Not Applicable.

Item 3.   Defaults Upon Senior Securities
-----------------------------------------
      Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
      Not Applicable.

Item 5.   Other Information
---------------------------
      Not Applicable.

Item 6(a) Exhibits
------------------
27. Financial Data Schedule for the nine months ended September 25, 1999.

Item 6(b) Reports on Form 8-K
-----------------------------
     No reports on Form 8-K were filed during the nine months ended September 25, 1999.








                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                           PUBLIX SUPER MARKETS, INC.



Date:  November 5, 1999      /s/ S. Keith Billups
                             ---------------------------------------------
                             S. Keith Billups, Secretary





Date:  November 5, 1999      /s/ David P. Phillips
                             ---------------------------------------------
                             David P. Phillips, Chief Financial Officer
                             and Treasurer (Principal Financial and
                             Accounting Officer)