Form 10-K
period 1999-12-25
PUBLIX SUPER MARKETS INC
filed 2000-03-24
CIK 81061

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 25, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to ______________

                           Commission File Number 0-981
                                                  -----

                            PUBLIX SUPER MARKETS, INC.
              -----------------------------------------------------
              (Exact name of Registrant as specified in its charter)

        Florida                                       59-0324412
-----------------------                   ------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)

1936 George Jenkins Boulevard
Lakeland, Florida                                     33815
---------------------------------------            ----------
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

Yes   X               No
   -------              -------

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 8, 2000 was approximately $5,397,728,580.

The number of shares of Registrant's common stock outstanding as of March 8, 2000 was 214,789,989.

DOCUMENTS INCORPORATED BY REFERENCE

Pages 2 through 8 of Proxy Statement solicited for the 2000 Annual Meeting of Stockholders to be held on May 17, 2000 are incorporated by reference in Items 10, 11 and 13 of Part III hereof.

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

     The Company's supermarkets sell groceries, dairy, produce, deli, bakery, meat, seafood, housewares and health and beauty care items. Many stores have pharmacy, photo and floral departments. In addition, the Company has agreements with commercial banks to operate in many of its stores.

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

     The Company operated 614 supermarkets at the end of 1999, compared with 586 at the beginning of the year. In 1999, 44 stores were opened, 16 stores were closed, and 82 stores were expanded or remodeled. The net increase in square footage was 1.4 million square feet or 5.3% since 1998. At the end of 1999, the Company had 490 stores located in Florida, 99 in Georgia, 22 in South Carolina and three in Alabama. Also, as of year end, the Company had 25 stores under construction in Florida, nine in Georgia and one in South Carolina.

     The Company is engaged in a highly competitive industry. Competition, based primarily on price, quality of goods and service, convenience and product mix, is with several national and regional chains, independent stores and mass merchandisers throughout its market areas. The Company anticipates continued competitor format innovation and location additions in 2000.

     The influx of winter residents to Florida and increased purchases of food during the traditional Thanksgiving, Christmas and Easter holidays typically results in seasonal sales increases between November and April of each year.

     The Company has experienced no significant changes in the kinds of products sold or in its methods of distribution since the beginning of the fiscal year.

     The Company had approximately 120,000 employees at the end of 1999, compared with 117,000 at the end of 1998. Of this total, approximately 70,200 at the end of 1999 and 70,400 at the end of 1998 were not full-time employees.

     The Company's research and development expenses are insignificant.

     Compliance by the Company with Federal, state and local environmental protection laws during 1999 had no material effect upon capital expenditures, earnings or the competitive position of the Company.

Item 2.  Properties
-------------------

     At year end, the Company operated approximately 27.7 million square feet of retail space. The Company's stores vary in size. Current store prototypes range from 27,000 to 60,000 square feet. Stores are often located in strip shopping centers where the Company is the anchor tenant.

     The Company supplies its retail stores from eight distribution centers located in Lakeland, Miami, Jacksonville, Sarasota, Orlando, Deerfield Beach and Boynton Beach, Florida, and Lawrenceville, Georgia.

     The majority of the Company's retail stores are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by leases on other properties. At 54 locations both the building and land are owned and at 31 other locations the building is owned while the land is leased.

     The Company's corporate offices, distribution facilities and manufacturing plants are owned with no outstanding debt.

     All of the Company's properties are well maintained and in good operating condition and suitable and adequate for operating its business.


Item 3.  Legal Proceedings
--------------------------

     A purported class action was filed against the Company on April 3, 1997 in the Federal District Court for the Middle District of Florida (the "Court") by Lemuel Middleton and 15 other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Middleton case"). In their Complaint, the plaintiffs allege that the Company has and is currently engaged in a pattern and practice of race-based discriminatory treatment of black employees and applicants with respect to hiring, promotion, job assignment, conditions of employment, and other employment aspects, all in violation of Federal and state law. Subsequently, seven of the named plaintiffs withdrew their claims with prejudice. The plaintiffs sought, among other relief, a certification of the suit as a class action, declaratory and injunctive relief, back pay, front pay, benefits and other compensatory damages, and punitive damages.

     On March 22, 1999, the Court certified the suit as a class action, but limited the class to those black employees and former black employees of the
Company who have sought to be promoted or who have been discharged from employment at the Company's retail stores in Florida since April 3, 1993, and at retail stores in Georgia since January 14, 1995. The certified class excludes black employees or former black employees who worked only in pharmacy operations. The Court denied the plaintiffs' attempt to strike the demand that the Middleton case be tried to a jury. The Court also, among other things, granted the plaintiffs' motion to drop all claims for compensatory and punitive damages.

     Plaintiffs in the Middleton case still are seeking certification of a subclass of unsuccessful applicants and have put forward a new proposed class representative, Lydia Moultry. The parties are awaiting a ruling from the Court regarding whether Ms. Moultry can join the lawsuit and whether a subclass of unsuccessful applicants will be included in the Middleton case. Meanwhile, on July 26, 1999, the Court set the Middleton case for trial by jury beginning January 2, 2001.

     On November 6, 1997, another purported class action was filed against the Company in the Court by Shirley Dyer and five other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Dyer case"). In their Complaint, the plaintiffs allege that the Company has violated and is currently violating Federal and state civil rights statutes by discriminating against female employees and applicants with respect to hiring, promotion, training, compensation, discipline, demotion and termination, and/or retaliation for bringing allegations of discrimination. The plaintiffs have moved to certify a class of all female current, former and future Company employees and applicants in all of the Company's manufacturing plants and distribution centers with respect to certain claims. The plaintiffs seek, among other relief, declaratory and injunctive relief, back pay, front pay, benefits and other compensatory damages, and punitive damages. The parties have briefed issues relating to class certification, engaged in oral argument on those issues on April 16, 1999 and now await the Court's ruling.

     On December 8, 1998, another purported class action was filed against the Company in the Court by Charlene Jones, individually and on behalf of other persons similarly situated (the "Jones case"). In her Complaint, the plaintiff alleges that the Company has violated and is currently violating Federal and state civil rights statutes by discriminating against female applicants for employment in the Company's manufacturing plants and distribution centers. The plaintiffs in the Jones and Dyer cases have asked the Court to combine the two cases. In papers filed with the Court on April 16, 1999, the Jones case plaintiff represented that she would not pursue a separate class action on behalf of unsuccessful female applicants for employment in the Company's manufacturing plants and distribution centers if the Jones case is not combined with the Dyer case.

     On June 29, 1999, another purported class action was filed against the Company in the Court by Lisa Lisenby, individually and on behalf of other persons similarly situated (the "Lisenby case"). In her Complaint, the plaintiff alleges that the Company has violated and is currently violating Federal statutory law by discriminating against female applicants and employees in the Company's manufacturing plants and distribution centers. On September 10, 1999, the Lisenby case plaintiff moved to combine her case with the Dyer case.

     The Company denies the allegations of the plaintiffs in the Middleton, Dyer, Jones and Lisenby cases and is vigorously defending the actions. Although these cases are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect the ultimate resolution of these actions to have a material adverse effect on the Company's financial condition or results of operations.

     The Company is also a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None

                        EXECUTIVE OFFICERS OF THE COMPANY
                        ---------------------------------

                                                                      Served as
                                                 Nature of Family     Officer of
                                                 Relationship         Company
Name                    Age Position             Between Officers     Since
----                    --- --------             ----------------     -----

Howard M. Jenkins       48  Chairman of          Cousin of              1976
                            the Board and        Charles H. Jenkins,
                            Chief Executive      Jr., uncle of
                            Officer              W. Edwin Crenshaw
                                                 and brother-in-law
                                                 of Hoyt R. Barnett

Charles H. Jenkins, Jr. 56  Chairman of the      Cousin of              1974
                            Executive Committee  Howard M. Jenkins and
                                                 cousin of
                                                 W. Edwin Crenshaw

W. Edwin Crenshaw       49  President            Nephew of              1990
                                                 Howard M. Jenkins
                                                 and cousin of
                                                 Charles H. Jenkins, Jr.

Hoyt R. Barnett         56  Vice Chairman        Brother-in-law of      1977
                                                 Howard M. Jenkins

Jesse L. Benton         57  Vice President                              1988

S. Keith Billups        67  Secretary                                   1968

David E. Bornmann       42  Vice President                              1998

Joseph W. Carvin        49  Vice President                              1998

R. Scott Charlton       41  Vice President                              1992

Carolyn C. Day          54  Assistant Secretary                         1992

David S. Duncan         46  Vice President                              1999

Glenn J. Eschrich       55  Vice President                              1995

William V. Fauerbach    53  Vice President                              1997

John R. Frazier         50  Vice President                              1997

M. Clayton Hollis, Jr.  43  Vice President                              1994

Mark R. Irby            44  Vice President                              1989

Tina P. Johnson         40  Senior Vice President                       1990

James J. Lobinsky       60  Senior Vice President                       1992

Thomas M. McLaughlin    49  Vice President                              1994

Sharon A. Miller        56  Assistant Secretary                         1992

                        EXECUTIVE OFFICERS OF THE COMPANY
                        ---------------------------------

                                                                      Served as
                                                 Nature of Family     Officer of
                                                 Relationship         Company
Name                    Age Position             Between Officers     Since
----                    --- --------             ----------------     -----

Robert H. Moore         57  Vice President                              1994

Thomas M. O'Connor      52  Senior Vice President                       1992

David P. Phillips       40  Chief Financial                             1990
                            Officer and Treasurer

Henry J. Pileggi, Jr.   41  Vice President                              1998

James H. Rhodes II      55  Vice President                              1995

Daniel M. Risener       59  Senior Vice President                       1985
                            and Chief Information
                            Officer

Edward T. Shivers       60   Vice President                             1985

James F. Slappey        57   Vice President                             1992

The terms of all officers expire at the annual meeting of the Company in May 2000.

Name                      Business Experience During Last Five Years
----                      ------------------------------------------

Howard M. Jenkins         Chairman of the Board and Chief Executive Officer of
                          the Company.

Charles H. Jenkins, Jr.   Chairman of the Executive Committee of the Company.

W. Edwin Crenshaw         Executive Vice President of the Company to
                          January 1996, President thereafter.

Hoyt R. Barnett           Executive Vice President and Trustee of the Profit
                          Sharing Plan of the Company to August 1998, Executive
                          Vice President, Trustee of the Profit Sharing Plan and
                          Trustee of the Employee Stock Ownership Plan to
                          January 1999, Vice Chairman, Trustee of the Profit
                          Sharing Plan and Trustee of the Employee Stock
                          Ownership Plan to December 1999, Vice Chairman,
                          Trustee of the Employee Stock Ownership Plan, thereafter.

Jesse L. Benton           Vice President of the Company.

S. Keith Billups          Secretary of the Company.

David E. Bornmann         Business Development Manager - Corporate Purchasing of
                          the Company to October 1998, Vice President thereafter.

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

R. Scott Charlton         Vice President of the Company.

Carolyn C. Day            Capital Stock Registrar and Transfer Agent and
                          Assistant Secretary of the Company.

David S. Duncan           Director of Facility Services of the Company to
                          November 1999, Vice President thereafter.

Glenn J. Eschrich         Director of Strategy Support of the Company to
                          March 1995, Vice President thereafter.

William V. Fauerbach      Regional Director of Retail Operations - Miami
                          Division of the Company to January 1997, Vice
                          President thereafter.

John R. Frazier           Real Estate Manager of the Company to August 1996,
                          Director of Real Estate to January 1997, Vice
                          President thereafter.

M. Clayton Hollis, Jr.    Vice President of the Company.

Mark R. Irby              Vice President of the Company.

Tina P. Johnson           Treasurer of the Company to January 1995, Treasurer
                          and Trustee of the 401(k) Plan - Publix Stock Fund to
                          March 1996, Vice President, Treasurer and Trustee of the 401 (k) Plan - Publix Stock Fund to July
                          1997,  Senior Vice President and Trustee of the 401(k)
                          Plan - Publix Stock Fund thereafter.

Name                      Business Experience During Last Five Years
----                      ------------------------------------------

James J. Lobinsky         Vice President of the Company to July 1997, Senior
                          Vice President thereafter.

Thomas M. McLaughlin      Vice President of the Company.

Sharon A. Miller          Director of Administration and Assistant Secretary of
                          the Company.

Robert H. Moore           Vice President of the Company.

Thomas M. O'Connor        Vice President of the Company to November 1999, Senior
                          Vice President thereafter.

David P. Phillips         Controller of the Company to March 1996, Vice
                          President and Controller to July 1997, Vice President
                          Finance and Treasurer to July 1999, Chief Financial
                          Officer and Treasurer thereafter.

Henry J. Pileggi, Jr.     Regional Director of the Company to October 1998, Vice
                          President thereafter.

James H. Rhodes II        Director of Human Resources of the Company to April
                          1995, Vice President thereafter.

Daniel M. Risener         Vice President of the Company to July 1999, Senior
                          Vice President and Chief Information Officer thereafter.

Edward T. Shivers         Vice President of the Company.

James F. Slappey          Vice President of the Company.

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters
------------------------------------------------------------------------------

(a)    Market Information
       ------------------

       Substantially all transactions of the Company's common stock have been among the Company, its employees, former employees, their families and the benefit plans established for the Company's employees. The market price of the Company's common stock is determined by the Board of Directors based upon appraisals prepared by an independent appraiser. The market price for 1999 and 1998 was as follows:

                                                          1999         1998
                                                          ----         ----

                  January - February                     $41.00       $23.25
                  March - April                           46.50        30.75
                  May - July                              46.50        34.75
                  August - October                        46.50        38.25
                  November - December                     44.50        41.00

(b)    Approximate Number of Equity Security Holders
       ---------------------------------------------

       As of March 8, 2000, the approximate number of holders of record of the Company`s common stock was 78,000.

(c)    Dividends
       ---------

       The Company paid cash dividends of $.22 per share of common stock in 1999 and $.20 per share in 1998. Payment of dividends is within the discretion of the Company's Board of Directors and depends on, among other factors, earnings, capital requirements and the operating and financial condition of the Company. It is believed that comparable cash dividends will be paid in the future.



Item 6.  Five Year Summary of Selected Financial Data
-----------------------------------------------------


                                 1999          1998          1997          1996          1995
                                 ----          ----          ----          ----          ----
Sales:
  Sales                      $13,068,900     12,067,125    11,224,378    10,431,302    9,393,021
  Percent increase                  8.3%           7.5%          7.6%         11.1%         8.4%
  Comparable store sales
    percent increase                5.0%           3.6%          3.3%          5.6%         2.8%

Earnings:
  Gross profit               $ 3,294,188      2,935,707     2,674,118     2,424,799    2,124,036
  Earnings before income
    tax expense              $   719,569        584,388       555,357       416,584      381,500
  Net earnings               $   462,409        378,274       354,622       265,176      242,141
  Net earnings as a
    percent of sales               3.54%          3.13%         3.16%         2.54%        2.58%

Common stock:
  Weighted average
    shares outstanding       216,160,316    217,383,413   218,871,661   221,195,884  225,852,938
  Basic earnings per
    common share,
    based on weighted
    average shares
    outstanding              $      2.14           1.74          1.62          1.20         1.07
  Dividends per share        $       .22            .20           .15           .13          .11

Financial data:
  Capital expenditures       $   512,658        357,754       259,806       226,752      256,629
  Working capital            $   515,257        467,385       366,680       317,265      232,570
  Current ratio                     1.48           1.47          1.37          1.35         1.31
  Total assets               $ 4,067,732      3,617,259     3,294,980     2,921,084    2,559,365
  Long-term debt             $       ---            ---           ---           108        1,765
  Stockholders' equity       $ 2,676,144      2,327,632     2,019,299     1,751,179    1,614,717

Other:
  Number of stores                   614            586           563           534          508

NOTE:  Amounts are in thousands, except per share, share amounts and number of stores.
       All years include 52 weeks.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Business Environment
--------------------

     As of December 25, 1999,  the Company  operated 614 retail  grocery  stores
representing   approximately   27.7  million   square  feet  of  retail   space.
Historically, the Company's primary competition has been from national and regional chains and smaller independents located throughout its market areas. The Company has continued to experience increased competition from mass merchandisers. The products offered by these retailers include many of the same items sold by the Company.

     At the end of fiscal 1999, the Company had 490 stores located in Florida, 99 in Georgia, 22 in South Carolina and three in Alabama. The Company opened 35 stores in Florida, eight stores in Georgia and one store in South Carolina during 1999. The Company intends to continue to pursue vigorously new locations in Florida and other states.

Liquidity and Capital Resources
-------------------------------

     Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $796.4 million in 1999, compared with $665.0 million in 1998 and $589.2 million in 1997. Working capital was approximately $515.3 million as of December 25, 1999, as compared with $467.4 million and $366.7 million as of December 26, 1998 and December 27, 1997, respectively. Cash and cash equivalents aggregated approximately $626.6 million as of December 25, 1999, as compared with $669.3 million and $530.0 million as of December 26, 1998 and December 27, 1997, respectively.

     Capital expenditures totaled $512.7 million in 1999. These expenditures were primarily incurred in connection with the opening of 44 new stores and remodeling or expanding 82 stores. Significant expenditures were also incurred in the purchase of nine additional store sites from A & P in the greater Atlanta area and the expansion of a warehouse in Jacksonville, Florida. In addition, the Company closed 16 stores. The net impact of new and closed stores (net new stores) added an additional 1.4 million square feet in 1999, a 5.3% increase. Capital expenditures totaled $357.8 million in 1998. These expenditures were primarily incurred in connection with the opening of 31 new stores and remodeling or expanding 45 stores. In addition, the Company closed eight stores. Net new stores added an additional 1.0 million square feet in 1998, a 4.0% increase. Capital expenditures totaled $259.8 million in 1997. These expenditures were primarily incurred in connection with the opening of 33 new stores and remodeling or expanding 19 stores. In addition, the Company closed four stores. Net new stores added an additional 1.4 million square feet in 1997, a 5.9% increase.

     The Company plans to open as many as 54 stores in 2000. Although real estate development is unpredictable, the Company's 2000 new store growth represents a reasonable estimate of anticipated future growth. Capital expenditures for 2000, primarily made up of new store and warehouse construction and the remodeling or expanding of many existing stores, are expected to be approximately $635.0 million. This capital program is subject to continuing change and review. The 2000 capital expenditures are expected to be financed by internally generated funds and current liquid assets. In the normal course of operations, the Company replaces stores and closes unprofitable stores. The impact of future store closings is not expected to be material.

     The Company is self-insured, up to certain limits, for health care, fleet liability, general liability and workers' compensation claims. Reserves are established to cover estimated liabilities for existing and anticipated claims based on actual experience including, where necessary, actuarial studies. The Company has insurance coverage for losses in excess of varying amounts. The provision for self-insured reserves was $144.6 million, $136.4 million and $116.8 million in fiscal 1999, 1998 and 1997, respectively. The Company does not believe its self-insurance program will have a material adverse impact on its future liquidity, financial condition or results of operations.

     Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Short-term investments were approximately $28.2 million in 1999 compared with $2.0 million in 1998. Long-term investments, primarily comprised of tax exempt bonds, taxable bonds, equity securities and preferred stocks, were approximately $398.9 million in 1999 compared with $385.6 million in 1998. Management believes the Company's liquidity will continue to be strong.

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

Results of Operations
---------------------

     The Company's fiscal year ends on the last Saturday in December. Fiscal years 1999, 1998 and 1997 include 52 weeks.

     Sales for 1999 were $13.1 billion as compared with $12.1 billion in 1998, an 8.3% increase. This reflects an increase of $603.4 million or 5.0% in sales from stores that were open for all of both years (comparable stores) and sales of $398.4 million or 3.3% from net new stores since the beginning of 1998. Sales for 1998 were $12.1 billion as compared with $11.2 billion in 1997, a 7.5% increase. This reflects an increase of $404.1 million or 3.6% in sales from comparable stores and sales of $438.6 million or 3.9% from net new stores since the beginning of 1997.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses was approximately 74.8% of sales in 1999 as compared with 75.7% and 76.2% in 1998 and 1997, respectively. In 1999 and 1998, cost of merchandise sold decreased as a percentage of sales due to buying and merchandising efficiencies.

     Operating and administrative expenses, as a percent of sales, were 20.7%, 20.5% and 19.9% in 1999, 1998 and 1997, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits and depreciation.

     In recent years, the impact of inflation on the Company's food prices has been lower than the overall increase in the Consumer Price Index.

Accounting Standards
--------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) which deferred the effective date of adoption of SFAS 133 for one year. The Company is currently evaluating the effect of adopting SFAS 133.

Year 2000
---------

     In order to avoid potential Year 2000 problems, the Company adopted a Year 2000 plan (the "Plan") covering all of the Company's business units. The aim of the Plan was to take steps to prevent the Company's processes and systems, with emphasis on mission-critical functions, from being impaired due to Year 2000 problems. Year 2000 problems result from the use in computer hardware and software of two digits rather than four digits to define the applicable year. To oversee the Plan, the Company established a Year 2000 Project Office. The Project Office was staffed with representatives from the Company's Information Systems Department, non-Information Systems business areas and outside consultants. Additional consultants were used on an as needed basis.

     Under the Plan,  three main areas were  addressed:  information  technology
(IT) systems; non-IT systems (including embedded chip technology); and supply chain and other third party business partner readiness. The Plan called for the Company to inventory its mission-critical computer hardware and software systems and embedded chips (computer chips with date-related functions, contained in a wide variety of devices); assess the effects of Year 2000 problems on the Company's business units; remedy systems, software and embedded chips in an effort to avoid material disruptions or other material adverse effects on mission-critical functions, processes and systems; verify and test the systems to which remediation efforts have been applied; and develop contingency plans to cope with the mission-critical consequences of Year 2000 problems that were not identified or remediated.

     As of February 2000, the Company has not experienced any significant Year 2000 problems prior to or after January 1, 2000. The Company further believes that it will not experience any material Year 2000 problems in its mission-critical functions, processes and systems. Additionally, the Company plans to discontinue the Project Office during the first quarter of 2000.

     The Company anticipated that total costs for Year 2000 awareness, inventory, assessment, analysis, conversion, testing and contingency planning would be approximately $40.0 million. As of February 2000, approximately $39.0 million had been incurred. The Company does not anticipate any significant additional costs related to Year 2000. The incurred costs include the costs of all equipment upgrades, software modifications, software replacements, employee salaries and consultant fees and expenses incurred in addressing Year 2000 problems. The funds to pay for addressing Year 2000 problems were financed by internally generated funds and current liquid assets. The costs incurred to address Year 2000 problems did not have a material effect on the Company's consolidated financial position or results of operations.

     From a forward-looking perspective, Year 2000 problems may affect the Company for some period of time after January 1, 2000. However, the extent and magnitude of these Year 2000 problems is difficult to predict or quantify. If, despite the Company's reasonable efforts under its Year 2000 Plan, there are mission-critical Year 2000 related failures that create substantial disruptions to the Company's business, the adverse impact on the Company's business could be material.

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


Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
         Financial Disclosure
         --------------------

     None

                                    PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons of the
-----------------------------------------------------------------------------
          Registrant
          ----------

     Certain information concerning the directors of the Company is incorporated by reference to pages 2 through 5 of the Proxy Statement of the Company (2000 Proxy Statement) which the Company intends to file no later than 120 days after its fiscal year end. Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of the Company."

Item 11.  Executive Compensation
--------------------------------

     Information   regarding  executive   compensation  is  incorporated  by
reference to pages 5 through 8 of the 2000 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following table sets forth, as of March 8, 2000, the information with respect to common stock ownership of all directors, including some who are 5% or more beneficial owners, and all officers and directors as a group. Also, listed are others known by the Company to own beneficially 5% or more of the shares of the Company's common stock.

                                     Amount and Nature           Percent
Name                            of Beneficial Ownership (1)      of Class
----                            --------------------------       --------

Carol Jenkins Barnett                 11,841,318 (2)                5.51

Hoyt R. Barnett                       61,399,507 (3)               28.59

W. Edwin Crenshaw                        632,240                       *

Mark C. Hollis                         1,400,011 (4)                   *

Charles H. Jenkins, Jr.                1,678,792                       *

Howard M. Jenkins                     12,392,621 (5)                5.77

Tina P. Johnson                        4,463,460 (6)                2.08

E. Vane McClurg                        1,761,772                       *

William H. Vass                           16,305                       *

All Officers and Directors
as a group (32 individuals)           94,840,465 (7)               44.15

All Other Beneficial Owners:
----------------------------

Publix Super Markets, Inc.
Employee Stock Ownership Plan         60,065,487 (8)               27.96

Nancy E. Jenkins                      14,638,789                    6.82

*Shares  represent less than 1% of class.
 Note  references are explained on the following page.

(1) As used in the table on the preceding page, "beneficial ownership" means the sole or shared voting or investment power with respect to the Company's common stock. Holdings of officers and former officers include shares allocated to their individual accounts in the Company's Employee Stock Ownership Plan (ESOP), over which each officer exercises sole voting power and shared investment power. In accordance with the beneficial ownership regulations, the same shares of common stock may be included as beneficially owned by more than one individual or entity. The address for all beneficial owners is 1936 George Jenkins Boulevard, Lakeland, Florida 33815.

(2) Includes 1,226,675 shares of common stock which are also shown as beneficially owned by Carol Jenkins Barnett's husband, Hoyt R. Barnett, but excludes all other shares beneficially owned by Hoyt R. Barnett, as to which Carol Jenkins Barnett disclaims beneficial ownership.

(3) Hoyt R. Barnett is Trustee of the ESOP which is the record owner of 60,065,487 shares of common stock over which he has shared investment power. As Trustee, Hoyt R. Barnett exercises sole voting power over 971,028 shares in the ESOP because such shares have not been allocated to participants' accounts. For ESOP shares allocated to participants' accounts, Hoyt R. Barnett will vote shares as instructed by participants. Additionally, Hoyt R. Barnett will vote ESOP shares for which no instruction is received. Total shares beneficially owned include 1,226,675 shares also shown as beneficially owned by his wife, Carol Jenkins Barnett, but exclude all other shares beneficially owned by Carol Jenkins Barnett, as to which Hoyt R. Barnett disclaims beneficial ownership.

(4) Mark C. Hollis has shared voting and investment power over 1,312,461 shares of common stock.

(5) Howard M. Jenkins has sole voting and investment power over 2,233,565 shares of common stock which are held directly, sole voting and investment power over 5,947,054 shares which are held indirectly and shared voting and investment power over 4,175,125 shares which are held indirectly.

(6) Tina P. Johnson is Trustee of the 401(k) Plan - Publix Stock Fund which is the record owner of 4,403,285 shares of common stock over which she has sole voting and shared investment power.

(7)     Includes 64,468,772 shares of common stock owned by the ESOP and 401(k)
        Plan.

(8) Includes 26,272,224 shares of common stock previously held by the Profit Sharing Plan as a result of the merger of the Plans.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

       Information regarding certain relationships and related transactions is incorporated by reference to pages 2 through 5 and 8 of the 2000 Proxy Statement.

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

(b)      Reports on Form 8-K
         -------------------
         The Company filed no reports on Form 8-K during the fourth quarter of the year ended December 25, 1999.

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

         10.        Employment  Agreement dated August 28, 1998, between William
                    H. Vass and the Company, effective January 1, 1999 is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 26, 1998.

         21.        Subsidiary of the Company.

         27.        Financial Data Schedule.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PUBLIX SUPER MARKETS, INC.


March 8, 2000                              By:    /s/ S. Keith Billups
                                                  --------------------------
                                                  S. Keith Billups
                                                  Secretary


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                              Chairman of the Board, Chief
                              Executive Officer and Director
/s/ Howard M. Jenkins         (Principal Executive Officer)       March 8, 2000
---------------------------
Howard M. Jenkins


                              Chairman of the Executive
/s/ Charles H. Jenkins, Jr.   Committee and Director              March 8, 2000
---------------------------
Charles H. Jenkins, Jr.



/s/ W. Edwin Crenshaw         President and Director              March 8, 2000
---------------------------
W. Edwin Crenshaw



/s/ Hoyt R. Barnett           Vice Chairman and Director          March 8, 2000
---------------------------
Hoyt R. Barnett



                              Senior Vice President
/s/ Tina P. Johnson           and Director                        March 8, 2000
---------------------------
Tina P. Johnson


                              Chief Financial Officer
                              and Treasurer
                              (Principal Financial and
/s/ David P. Phillips         Accounting Officer)                 March 8, 2000
---------------------------
David P. Phillips

                           PUBLIX SUPER MARKETS, INC.

             Index to Consolidated Financial Statements and Schedule

Independent Auditors' Report

Consolidated Financial Statements:

   Consolidated Balance Sheets - December 25, 1999 and December 26, 1998

   Consolidated Statements of Earnings - Years ended December 25, 1999,
     December 26, 1998 and December 27, 1997

   Consolidated Statements of Comprehensive Earnings - Years ended
     December 25, 1999, December 26, 1998 and December 27, 1997

   Consolidated  Statements of  Stockholders'  Equity - Years ended
     December 25, 1999, December 26, 1998 and December 27, 1997

   Consolidated  Statements  of Cash  Flows - Years  ended  December  25,  1999,
      December 26, 1998 and December 27, 1997

   Notes to Consolidated Financial Statements

The following consolidated supporting schedule of the Company for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 is submitted herewith:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. as of December 25, 1999 and December 26, 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 25, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                       KPMG LLP



Tampa, Florida
February 24, 2000



                            PUBLIX SUPER MARKETS, INC.

                           Consolidated Balance Sheets

                              December 25, 1999 and
                                December 26, 1998


                          Assets                         1999           1998
                          ------                         ----           ----

                                                      (Amounts are in thousands)
    Current assets:
      Cash and cash equivalents                      $  626,636        669,326
      Short-term investments                             28,233          2,042
      Trade receivables                                 107,185         71,267
      Merchandise inventories                           769,454        657,565
      Deferred tax assets                                57,065         53,578
      Prepaid expenses                                    2,442          1,889
                                                     ----------      ---------

           Total current assets                       1,591,015      1,455,667
                                                     ----------      ---------



    Long-term investments                               398,865        385,571
    Other noncurrent assets                              22,682         11,680

    Property, plant and equipment:
      Land                                              111,052         90,731
      Buildings and improvements                        702,322        659,209
      Furniture, fixtures and equipment               1,927,899      1,815,852
      Leasehold improvements                            448,355        363,247
      Construction in progress                          117,759         62,829
                                                     ----------      ---------

                                                      3,307,387      2,991,868

      Less accumulated depreciation                   1,252,217      1,227,527
                                                     ----------      ---------

           Net property, plant and equipment          2,055,170      1,764,341
                                                     ----------      ---------

                                                     $4,067,732      3,617,259
                                                     ==========      =========




   See accompanying notes to consolidated financial statements.


                            PUBLIX SUPER MARKETS, INC.

                           Consolidated Balance Sheets

                              December 25, 1999 and
                                December 26, 1998


           Liabilities and Stockholders' Equity          1999           1998
           ------------------------------------          ----           ----

                                                      (Amounts are in thousands,
                                                        except share amounts)
    Current liabilities:
      Accounts payable                               $  634,995        615,753
      Accrued expenses:
        Salaries and wages                               52,591         53,013
        Contribution to retirement plans                182,981        146,107
        Self-insurance reserves                          69,356         61,413
        Other                                           103,339        109,426
                                                     ----------      ---------

           Total accrued expenses                       408,267        369,959
                                                     ----------      ---------

      Federal and state income taxes                     32,496          2,570
                                                     ----------      ---------

           Total current liabilities                  1,075,758        988,282


    Deferred tax liabilities, net                       135,413        123,821
    Self-insurance reserves                             100,154         98,956
    Accrued postretirement benefit cost                  55,735         48,858
    Other noncurrent liabilities                         24,528         29,710
                                                     ----------      ---------


           Total liabilities                          1,391,588      1,289,627
                                                     ----------      ---------


    Stockholders' equity:
      Common stock of $1 par value.  Authorized
        300,000,000 shares; issued and outstanding
        215,567,950 shares in 1999 and 216,862,215
        shares in 1998                                  215,568        216,862
      Additional paid-in capital                        196,352        152,472
      Reinvested earnings                             2,271,323      1,958,459
                                                     ----------      ---------

                                                      2,683,243      2,327,793

      Accumulated other comprehensive earnings           (7,099)          (161)
                                                     ----------      ---------

           Total stockholders' equity                 2,676,144      2,327,632

    Commitments and contingencies                           ---            ---
                                                     ----------      ---------

                                                     $4,067,732      3,617,259
                                                     ==========      =========




   See accompanying notes to consolidated financial statements.


                            PUBLIX SUPER MARKETS, INC.

                       Consolidated Statements of Earnings

                Years ended December 25, 1999, December 26, 1998
                              and December 27, 1997


                                           1999          1998         1997
                                           ----          ----         ----

                                                 (Amounts are in thousands,
                                                  except per share amounts)
Revenues:
  Sales                                 $13,068,900    12,067,125   11,224,378
  Other income, net                         136,661       128,188      118,182
                                        -----------    ----------   ----------

         Total revenues                  13,205,561    12,195,313   11,342,560
                                        -----------    ----------   ----------

Costs and expenses:
  Cost of merchandise sold, including
    store occupancy, warehousing
    and delivery expenses                 9,774,712     9,131,418    8,550,260
  Operating and administrative
    expenses                              2,711,280     2,479,507    2,236,943
                                        -----------    ----------   ----------

         Total costs and expenses        12,485,992    11,610,925   10,787,203
                                        -----------    ----------   ----------

Earnings before income tax expense          719,569       584,388      555,357

Income tax expense                          257,160       206,114      200,735
                                        -----------    ----------   ----------

Net earnings                            $   462,409       378,274      354,622
                                        ===========    ==========   ==========

Basic earnings per common share based on
  weighted average shares outstanding   $      2.14          1.74         1.62
                                        ===========    ==========   ==========


                            PUBLIX SUPER MARKETS, INC.

                Consolidated Statements of Comprehensive Earnings

                Years ended December 25, 1999, December 26, 1998
                              and December 27, 1997


                                           1999          1998          1997
                                           ----          ----          ----

                                              (Amounts are in thousands)

Net earnings                               $462,409      378,274       354,622

Other comprehensive earnings
  Unrealized (loss) gain on
  investment securities available-
  for-sale, net of tax effect
  of ($6,089), ($5,683) and $2,113 in
  1999, 1998 and 1997, respectively          (9,707)      (9,078)        3,376

Reclassification adjustment for net
  realized  loss  (gain)  on  investment
  securities available- for-sale, net of
  tax effect of $1,733, $2,787 and ($160)
  in 1999, 1998 and 1997, respectively        2,769        4,453          (255)
                                           --------       ------       -------

Comprehensive earnings                     $455,471      373,649       357,743
                                           ========      =======       =======

See accompanying notes to consolidated financial statements.



                             PUBLIX SUPER MARKETS, INC.

                 Consolidated Statements of Stockholders' Equity

                Years ended December 25, 1999, December 26, 1998
                              and December 27, 1997

                                                                                      Common
                                                                                      stock
                                                                                     acquired    Accumulated       Total
                                                          Additional                   from         other          stock-
                                                 Common    paid-in      Reinvested    stock-    comprehensive     holders'
                                                  stock    capital       earnings     holders      earnings        equity
                                                  -----    -------       --------     -------      --------        ------

                                                      (Amounts are in thousands, except per share and share amounts)
Balances at December 28, 1996                   $219,943   91,991       1,437,902         ---         1,343       1,751,179

Comprehensive earnings for the year                  ---      ---         354,622         ---         3,121         357,743
Cash dividends, $.15 per share                       ---      ---         (33,003)        ---           ---         (33,003)
Contribution of 1,407,322 shares to
  retirement plans                                   ---    1,446             ---      30,479           ---          31,925
6,926,207 shares acquired from stockholders          ---      ---             ---    (153,886)          ---        (153,886)
Sale of 2,995,314 shares to stockholders             358    7,320             ---      57,663           ---          65,341
Retirement of 2,881,508 shares                    (2,882)     ---         (62,862)     65,744           ---             ---
                                                --------  -------       ---------    --------        ------       ---------

Balances at December 27, 1997                    217,419  100,757       1,696,659         ---         4,464       2,019,299

Comprehensive earnings for the year                  ---      ---         378,274         ---        (4,625)        373,649
Cash dividends, $.20 per share                       ---      ---         (43,752)        ---           ---         (43,752)
Contribution of 2,269,549 shares to
  retirement plans                                   738   31,780             ---      45,929           ---          78,447
6,298,211 shares acquired from stockholders          ---      ---             ---    (213,981)          ---        (213,981)
Sale of 3,471,695 shares to stockholders             757   19,935             ---      93,278           ---         113,970
Retirement of 2,051,992 shares                    (2,052)     ---         (72,722)     74,774           ---             ---
                                                --------  -------       ---------    --------        ------       ---------

Balances at December 26, 1998                    216,862  152,472       1,958,459         ---          (161)      2,327,632

Comprehensive earnings for the year                  ---      ---         462,409         ---        (6,938)        455,471
Cash dividends, $.22 per share                       ---      ---         (47,846)        ---           ---         (47,846)
Contribution of 3,328,017 shares to
  retirement plans                                   ---     (517)            ---     152,633           ---         152,116
10,789,790 shares acquired from stockholders         ---      ---             ---    (492,892)          ---        (492,892)
Sale of 6,167,508 shares to stockholders             967   44,397             ---     236,299           ---         281,663
Retirement of 2,261,077 shares                    (2,261)     ---        (101,699)    103,960           ---             ---
                                                --------  -------       ---------    --------        ------       ---------

Balances at December 25, 1999                   $215,568  196,352       2,271,323         ---        (7,099)      2,676,144
                                                ========  =======       =========    ========        ======       =========


See accompanying notes to consolidated financial statements.



                           PUBLIX SUPER MARKETS, INC.

                      Consolidated Statements of Cash Flows

                Years ended December 25, 1999, December 26, 1998
                              and December 27, 1997


                                              1999         1998        1997
                                              ----         ----        ----

                                                (Amounts are in thousands)
Cash flows from operating activities:
  Cash received from customers           $ 13,120,450   12,153,967   11,291,118
  Cash paid to employees and suppliers    (12,021,554) (11,218,411) (10,441,281)
  Dividends and interest received              55,329       55,056       42,437
  Income taxes paid                          (214,773)    (194,385)    (188,842)
  Payment for self-insured claims            (135,464)    (123,481)    (106,920)
  Other operating cash receipts                   751          726          678
  Other operating cash payments                (8,335)      (8,475)      (7,982)
                                         ------------   ----------   ----------

       Net cash provided by operating
             activities                       796,404      664,997      589,208
                                         ------------   ----------   ----------

Cash flows from investing activities:
  Payment for property, plant and
   equipment                                 (512,658)    (357,754)    (259,806)
  Proceeds from sale of property, plant
   and equipment                                2,679        7,562        7,778
  Payment for investment securities -
   available-for-sale (AFS)                  (190,003)    (193,707)    (512,912)
  Proceeds from sale and maturity of
   investment securities - AFS                130,609      164,999      375,335
  Other, net                                  (10,515)      (2,895)      (5,204)
                                         ------------    ---------   ----------

       Net cash used in investing
             activities                      (579,888)    (381,795)    (394,809)
                                         ------------    ---------   ----------

Cash flows from financing activities:
  Proceeds from sale of common stock          281,663      113,970       65,341
  Payment for acquisition of common stock    (492,892)    (213,981)    (153,886)
  Dividends paid                              (47,846)     (43,752)     (33,003)
  Other, net                                     (131)        (131)        (238)
                                          ------------  ----------   ----------

       Net cash used in financing
             activities                      (259,206)    (143,894)    (121,786)
                                          -----------   ----------   ----------

Net (decrease) increase in cash and cash
  equivalents                                 (42,690)     139,308       72,613

Cash and cash equivalents at beginning
  of year                                     669,326      530,018      457,405
                                         ------------  -----------   ----------

Cash and cash equivalents at end of year $    626,636      669,326      530,018
                                         ============  ===========   ==========






See accompanying notes to consolidated financial statements.         (Continued)





                           PUBLIX SUPER MARKETS, INC.

                      Consolidated Statements of Cash Flows
                                   (Continued)

                                                1999        1998        1997
                                                ----        ----        ----

                                                  (Amounts are in thousands)
Reconciliation of net earnings to net cash provided by operating activities

Net earnings                                   $462,409     378,274     354,622

Adjustments to reconcile net earnings to net cash provided by operating activities:

    Depreciation and amortization               199,428     181,020     168,613
    Retirement contributions paid or payable
      in common stock                           193,227      84,532      78,695
    Deferred income taxes                        12,461      24,742      17,345
    Loss on sale of property, plant and
      equipment                                  20,015       4,877       3,674
    Loss (gain) on sale of investments            4,586       7,240        (415)
    Self-insurance reserves in excess of
      current payments                            9,141      12,886       9,897
    Postretirement accruals in excess of
      current payments                            6,877       6,246       5,317
    Decrease in advance purchase
      allowances                                 (5,051)    (10,251)    (10,690)
    Other, net                                    3,249       4,540       2,121
    Change in cash from:
      Trade receivables                         (35,918)         51     (10,097)
      Merchandise inventories                  (111,889)    (19,521)    (67,790)
      Prepaid expenses                             (553)        264        (814)
      Accounts payable and accrued expenses       8,496       3,110      44,183
      Federal and state income taxes             29,926     (13,013)     (5,453)
                                               --------     -------     -------


             Total adjustments                  333,995     286,723     234,586
                                               --------     -------     -------



Net cash provided by operating activities      $796,404     664,997     589,208
                                               ========     =======     =======







See accompanying notes to consolidated financial statements.

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

                      December 25, 1999, December 26, 1998
                              and December 27, 1997

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

         (c)    Definition of Fiscal Year
                -------------------------
                The fiscal year ends on the last Saturday in December. Fiscal years 1999, 1998 and 1997 include 52 weeks.

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

         (h)    Long-Lived Assets
                -----------------
                The Company periodically reviews its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if the fair value of the asset is less than the carrying amount. If an asset is impaired, a loss is recognized.

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

                                                                     (Continued)

                            PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

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

         (m)    Reclassifications
                -----------------
                Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation.

(2)      Merchandise Inventories
         -----------------------

         If the first-in, first-out method of valuing inventories had been used by the Company, inventories and current assets would have been higher than reported by approximately $109,379,000, $108,096,000 and $102,393,000 as of December 25, 1999, December 26, 1998 and December 27, 1997, respectively. Also, net earnings would have increased by approximately $630,000 or less than $.01 per share in 1999, $2,799,000 or $.01 per share in 1998 and $423,000 or less than $.01 per share in 1997.

                                         2                           (Continued

                             PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

(3)      Fair Value of Financial Instruments
         -----------------------------------

         The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

         Cash  and  cash  equivalents:  The  carrying  amount  for cash and cash
         ----------------------------
         equivalents approximates fair value.

         Investment  securities:  The fair values for marketable debt and equity
         ----------------------
         securities are based on quoted market prices.

         The carrying amount of the Company's financial instruments as of December 25, 1999 and December 26, 1998 approximated their respective fair values.

(4)      Investments
         -----------

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in other income, net. The Company had no held-to-maturity securities as of December 25, 1999 and December 26, 1998.

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

         Following is a summary of available-for-sale securities as of December 25, 1999 and December 26, 1998:

                                                Gross      Gross
                               Amortized     Unrealized  Unrealized      Fair
                                  Cost          Gains      Losses        Value
                                  ----          -----      ------        -----

                                            (Amounts are in thousands)
         1999:
           Tax-free bonds       $329,125           585      8,603       321,107
           Taxable bonds          15,797         2,729      2,325        16,201
           Equity securities      93,731         1,341      5,282        89,790
                                --------         -----     ------       -------

                                $438,653         4,655     16,210       427,098
                                ========         =====     ======       =======

         1998:
           Tax-free bonds       $247,751         2,501        661       249,591
           Taxable bonds           9,252            65      1,009         8,308
           Equity securities     130,872         3,868      5,026       129,714
                                --------         -----     ------       -------

                                $387,875         6,434      6,696       387,613
                                ========         =====     ======       =======


                                      3                              (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

         For the fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997, the realized gains on sales of available-for-sale securities totaled $1,566,000, $4,176,000 and $1,540,000, respectively, and the realized losses totaled $6,152,000, $11,416,000 and $1,125,000, respectively.

         The amortized cost and estimated fair value of debt and marketable equity securities classified as available-for-sale as of December 25, 1999 and December 26, 1998, by expected maturity, are as follows:

                                             1999                   1998
                                    -------------------     --------------------

                                     Amortized    Fair      Amortized      Fair
                                        Cost      Value        Cost        Value
                                        ----      -----        ----        -----

                                              (Amounts are in thousands)

         Due in one year or less      $ 28,513    28,233        2,351      2,042
         Due after one year through
           three years                  33,687    34,618       36,832     37,519
         Due after three years         282,722   274,457      217,820    218,338
                                      --------   -------      -------    -------

                                       344,922   337,308      257,003    257,899
         Equity securities              93,731    89,790      130,872    129,714
                                      --------   -------      -------    -------

                                      $438,653   427,098      387,875    387,613
                                      ========   =======      =======    =======


(5)      Accumulated Other Comprehensive Earnings
         ----------------------------------------

         Accumulated other comprehensive earnings consists of net unrealized gains (losses) on investment securities available-for-sale. Following is a summary of the change in the balance of accumulated other comprehensive earnings as of December 25, 1999 and December 26, 1998:

                                                           1999        1998
                                                           ----        ----

                                                     (Amounts are in thousands)

         Balance as of beginning of year                 $  (161)      4,464
         Current period change                            (6,938)     (4,625)
                                                         -------      ------

         Balance as of end of year                       $(7,099)       (161)
                                                         =======      ======




(6)      Postretirement Benefits
         -----------------------

         The Company provides life insurance benefits for salaried and hourly full-time employees. Such employees retiring from the Company on or after attaining age 55 and having ten years of credited full-time service are entitled to life insurance benefits. The Company funds the life insurance benefits on a pay-as-you-go basis. During 1999, 1998 and 1997, the Company made benefit payments to beneficiaries of retirees of approximately $1,877,000 and $1,361,000 and $1,271,000, respectively.

                                      4                              (Continued)

                            PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

         The following tables provide a reconciliation of the changes in the benefit obligations and fair value of plan assets and a statement of the funded status as of December 25, 1999 and December 26, 1998:

                                                            1999      1998
                                                            ----      ----

                                                      (Amounts are in thousands)
         Change in benefit obligation:
           Benefit obligation at beginning of year       $ 61,937     54,017
           Service cost                                     3,754      3,124
           Interest cost                                    4,551      4,097
           Actuarial (gain) loss                           (6,677)     2,060
           Benefit payments                                (1,877)    (1,361)
                                                         --------     ------

           Benefit obligation at end of year             $ 61,688     61,937
                                                         ========     ======

         Change in fair value of plan assets:
           Fair value of plan assets at beginning
             of year                                     $      -          -
           Employer contributions                           1,877      1,361
           Benefit payments                                (1,877)    (1,361)
                                                         --------     ------

           Fair value of plan assets at end of year      $      -          -
                                                         ========     ======

         Funded status                                   $(61,688)   (61,937)
         Unrecognized actuarial loss                        5,953     13,079
                                                         --------    -------

         Accrued postretirement benefit cost             $(55,735)   (48,858)
                                                         ========    =======


         Following  are  the  actuarial   assumptions  that  were  used  in  the
         calculation of the year end benefit obligation:

                                                    1999        1998       1997
                                                    ----        ----       ----

         Discount rate                              7.75%       7.00%     7.25%
         Rate of compensation increase              4.00%       4.00%     4.00%

         Net periodic postretirement benefit cost consists of the following components:

                                                    1999        1998       1997
                                                    ----        ----       ----

                                                     (Amounts are in thousands)

         Service cost                              $3,754      3,124      2,533
         Interest cost                              4,551      4,097      3,755
         Recognized actuarial loss                    449        386        300
                                                   ------      -----      -----

         Net periodic postretirement benefit cost  $8,754      7,607      6,588
                                                   ======      =====      =====

         Actuarial losses are amortized over the average remaining service life of active participants when the accumulation of such losses exceeds 10% of the greater of the projected benefit obligation or the fair value of plan assets.

                                      5                              (Continued)

                            PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

(7)      Retirement Plans
         ----------------

         The Company has a trusteed, noncontributory Profit Sharing Plan for the benefit of eligible employees. The amount of the Company's contribution to this plan is determined by the Board of Directors. The contribution cannot exceed 15% of compensation paid to participants. The expense recorded for contributions to this plan was approximately $92,731,000 in 1999, $73,048,000 in 1998 and $69,420,000 in 1997. Effective
         December 31, 1999, the Company merged the Profit Sharing Plan into the Employee Stock Ownership Plan (ESOP).

         The Company has an ESOP for the benefit of eligible employees. Annual contributions to the ESOP are determined by the Board of Directors and can be made in Company stock or cash. The expense recorded for contributions to this plan was approximately $90,256,000 in 1999, $73,048,000 in 1998 and $69,420,000 in 1997.

         The Company has a 401(k) plan for the benefit of eligible employees. The 401(k) plan is a voluntary defined contribution plan. Eligible employees may contribute up to 8% of their annual compensation, subject to certain maximum contribution restrictions. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 1999, 1998 and 1997, the Board of Directors approved a match of 50% of eligible contributions up to 3% of eligible wages not to exceed a maximum of $750 per employee. The match, which is made in the subsequent year, is in the form of common stock of the Company. The expense recorded for the Company's match to the 401(k) plan was approximately $12,715,000 in 1999, $11,484,000 in 1998 and $9,275,000 in 1997.

         The Company intends to continue its retirement plans indefinitely; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

                                      6                              (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

(8)      Income Taxes
         ------------

         The provision for income taxes consists of the following:

                                           Current      Deferred      Total
                                           -------      --------      -----

                                              (Amounts are in thousands)
         1999:
           Federal                         $208,413     10,606        219,019
           State                             36,286      1,855         38,141
                                           --------     ------        -------

                                           $244,699     12,461        257,160
                                           ========     ======        =======

         1998:
           Federal                         $154,384     21,128        175,512
           State                             26,988      3,614         30,602
                                           --------     ------        -------

                                           $181,372     24,742        206,114
                                           ========     ======        =======

         1997:
           Federal                         $156,543     14,792        171,335
           State                             26,847      2,553         29,400
                                           --------     ------        -------

                                           $183,390     17,345        200,735
                                           ========     ======        =======


         The actual tax expense for 1999, 1998 and 1997 differs from the "expected" tax expense for those years (computed by applying the U.S. Federal corporate tax rate of 35% to earnings before income taxes) as follows:

                                              1999        1998         1997
                                              ----        ----         ----

                                              (Amounts are in thousands)

         Computed "expected" tax expense    $251,849     204,536       194,375
         State income taxes (net of
           Federal income tax benefit)        24,792      19,892        19,108
         Tax exempt interest                 (13,466)    (11,663)       (9,291)
         Other, net                           (6,015)     (6,651)       (3,457)
                                            --------     -------       -------

                                            $257,160     206,114       200,735
                                            ========     =======       =======








                                      7                              (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 25, 1999 and December 26, 1998 are as follows:

                                                         1999          1998
                                                         ----          ----

                                                     (Amounts are in thousands)
         Deferred tax assets:
           Self-insurance reserves                    $ 63,446        59,906
           Advance purchase allowances                  23,731        25,347
           Postretirement benefit cost                  21,503        18,857
           Retirement plan contributions                17,410        14,098
           Inventory capitalization                      8,020         7,383
           Other                                        11,879        13,732
                                                      --------       -------

         Total deferred tax assets                    $145,989       139,323
                                                      ========       =======

         Deferred tax liabilities:
           Property, plant and equipment,
            principally due to depreciation           $222,733       208,123
           Other                                         1,604         1,443
                                                      --------       -------

         Total deferred tax liabilities               $224,337       209,566
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

                 Total rental expense, net of sublease rental income, for the years ended December 25, 1999, December 26, 1998 and
                 December 27, 1997, is as follows:

                                                1999        1998        1997
                                                ----        ----        ----

                                                 (Amounts are in thousands)

                 Minimum rentals             $178,812      167,536     154,727
                 Contingent rentals            10,685       10,259       9,835
                 Sublease rental income        (7,028)      (6,189)     (4,366)
                                             --------      -------     -------

                                             $182,469      171,606     160,196
                                             ========      =======     =======





                                      8                              (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

                 As of December 25, 1999, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:

                                    Minimum           Sublease
                                     Rental            Rental
                 Year             Commitments          Income             Net
                 ----             -----------          ------             ---

                                               (Amounts are in thousands)

                 2000             $  186,674            6,025            180,649
                 2001                185,638            5,575            180,063
                 2002                183,937            4,173            179,764
                 2003                181,561            2,342            179,219
                 2004                178,325            1,371            176,954
                 Thereafter        1,627,733            1,183          1,626,550
                                  ----------           ------          ---------

                                  $2,543,868           20,669          2,523,199
                                  ==========           ======          =========

                The Company also owns shopping centers which are leased to tenants for minimum monthly rentals plus, in certain instances, contingent rentals. Contingent rentals received are determined on the basis of a percentage of sales in excess of stipulated minimums plus, in certain instances, reimbursement of taxes. Contingent rentals were estimated at December 25, 1999 and are included in trade receivables. Rental income was approximately $9,508,000 in 1999, $8,655,000 in 1998 and $9,622,000 in 1997.
                The approximate amounts of minimum future rental payments to be received under operating leases are $9,493,000, $7,446,000, $5,721,000, $4,070,000 and $2,387,000 for the years 2000 through
                2004, respectively, and $4,806,000 thereafter.

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

         (c)    Litigation
                ----------
                A purported class action was filed against the Company on April 3, 1997 in the Federal District Court for the Middle District of Florida (the "Court") by Lemuel Middleton and 15 other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Middleton case"). In their Complaint, the plaintiffs allege that the Company has and is currently engaged in a pattern and practice of race-based discriminatory treatment of black employees and applicants with respect to hiring, promotion, job assignment, conditions of employment, and other employment aspects, all in violation of Federal and state law. Subsequently, seven of the named plaintiffs withdrew their claims with prejudice. The plaintiffs sought, among other relief, a certification of the suit as a class action, declaratory and injunctive relief, back pay, front pay, benefits and other compensatory damages, and punitive damages.

                                      9                              (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

                On March 22, 1999, the Court certified the suit as a class action, but limited the class to those black employees and former black employees of the Company who have sought to be promoted or who have been discharged from employment at the Company's retail stores in Florida since April 3, 1993, and at retail stores in Georgia since January 14, 1995. The certified class excludes black employees or former black employees who worked only in pharmacy operations. The Court denied the plaintiffs' attempt to strike the demand that the Middleton case be tried to a jury. The Court also, among other things, granted the plaintiffs' motion to drop all claims for compensatory and punitive damages.

                Plaintiffs in the Middleton case still are seeking certification of a subclass of unsuccessful applicants and have put forward a new proposed class representative, Lydia Moultry. The parties are awaiting a ruling from the Court regarding whether Ms.
                Moultry can join the lawsuit and whether a subclass of unsuccessful applicants will be included in the Middleton case. Meanwhile, on July 26, 1999, the Court set the Middleton case for trial by jury beginning January 2, 2001.

                On November 6, 1997, another purported class action was filed against the Company in the Court by Shirley Dyer and five other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Dyer case"). In their Complaint, the plaintiffs allege that the Company has violated and is currently violating Federal and state civil rights statutes by discriminating against female employees and applicants with respect to hiring, promotion, training, compensation, discipline, demotion and termination, and/or retaliation for bringing allegations of discrimination. The plaintiffs have moved to certify a class of all female current, former and future Company employees and applicants in all of the Company's manufacturing plants and distribution centers with respect to certain claims. The plaintiffs seek, among other relief, declaratory and injunctive relief, back pay, front pay, benefits and other compensatory damages, and punitive damages. The parties have briefed issues relating to class certification, engaged in oral argument on those issues on April 16, 1999 and now await the Court's ruling.

                On December 8, 1998, another purported class action was filed against the Company in the Court by Charlene Jones, individually and on behalf of other persons similarly situated (the "Jones case"). In her Complaint, the plaintiff alleges that the Company has violated and is currently violating Federal and state civil rights statutes by discriminating against female applicants for employment in the Company's manufacturing plants and distribution centers. The plaintiffs in the Jones and Dyer cases have asked the Court to combine the two cases. In papers filed with the Court on April 16, 1999, the Jones case plaintiff represented that she would not pursue a separate class action on behalf of unsuccessful female applicants for employment in the Company's manufacturing plants and distribution centers if the Jones case is not combined with the Dyer case.

                On June 29, 1999, another purported class action was filed against the Company in the Court by Lisa Lisenby, individually and on behalf of other persons similarly situated (the "Lisenby case"). In her Complaint, the plaintiff alleges that the Company has violated and is currently violating Federal statutory law by discriminating against female applicants and employees in the Company's manufacturing plants and distribution centers. On September 10, 1999, the Lisenby case plaintiff moved to combine her case with the Dyer case.

                                      10                             (Continued)

                            PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

                The Company denies the allegations of the plaintiffs in the Middleton, Dyer, Jones and Lisenby cases and is vigorously defending the actions. Although these cases are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect the ultimate resolution of these actions to have a material adverse effect on the Company's financial condition or results of operations.

                The Company is also a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

                                      11                             (Continued)


                                                                                                            Schedule II
                                                                                                            -----------

                                             PUBLIX SUPER MARKETS, INC.

                                          Valuation and Qualifying Accounts

                                   Years ended December 25, 1999, December 26, 1998
                                               and December 27, 1997
                                            (Amounts are in thousands)



                                                Balance at       Additions       Deductions       Balance at
                                                beginning        charged to         from            end of
              Description                        of year          income          reserves           year
              -----------                        -------          ------          --------           ----
   Year ended December 25, 1999

   Reserves not deducted from assets:
     Self-insurance reserves:
       -Current                                  $ 61,413         143,407          135,464          69,356
       -Noncurrent                                 98,956           1,198              ---         100,154
                                                 --------         -------          -------         -------

                                                 $160,369         144,605          135,464         169,510
                                                 ========         =======          =======         =======

   Year ended December 26, 1998

   Reserves not deducted from assets:
     Self-insurance reserves:
       -Current                                  $ 57,415         127,479          123,481          61,413
       -Noncurrent                                 90,068           8,888              ---          98,956
                                                 --------         -------          -------         -------

                                                 $147,483         136,367          123,481         160,369
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
