Form 10-Q
period 2000-03-25
PUBLIX SUPER MARKETS INC
filed 2000-05-08
CIK 81061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C.  20549


                               FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 25, 2000
                                                        --------------


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

Yes     X                  No _______
    --------

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of April 28, 2000 was 213,683,004.

                               Page 1 of 11 pages

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                         PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              (Amounts are in thousands, except share amounts)

                                 ASSETS

                                             March 25, 2000    December 25, 1999
                                             --------------    -----------------
                                                        (Unaudited)
Current Assets
--------------

Cash and cash equivalents                       $  662,315          $  626,636
Short-term investments                              25,546              28,233
Trade receivables                                   83,325             107,185
Merchandise inventories                            707,707             769,454
Deferred tax assets                                 61,738              57,065
Prepaid expenses                                     7,535               2,442
                                                ----------          ----------

    Total Current Assets                         1,548,166           1,591,015
                                                ----------          ----------

Long-term investments                              398,935             398,865
Other noncurrent assets                             22,028              22,682
Property, plant and equipment                    3,418,225           3,307,387
Accumulated depreciation                        (1,300,361)         (1,252,217)
                                                ----------          ----------

         Total Assets                           $4,086,993          $4,067,732
                                                ==========          ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------

Accounts payable                                $  607,244          $  634,995
Accrued contribution to retirement plans           100,500             182,981
Accrued salaries and wages                          64,275              52,591
Accrued self-insurance reserves                     71,925              69,356
Federal and state income taxes                      97,423              32,496
Other                                               90,785             103,339
                                                ----------          ----------

    Total Current Liabilities                    1,032,152           1,075,758
                                                ----------          ----------

Deferred tax liabilities, net                      136,972             135,413
Self-insurance reserves                            104,026             100,154
Accrued postretirement benefit cost                 57,593              55,735
Other noncurrent liabilities                        22,832              24,528

Stockholders' Equity
--------------------

Common stock of $1 par value.  Authorized
  300,000,000 shares;  issued 215,914,742
  shares at March 25, 2000 and 215,567,950
  shares at December 25, 1999                      215,915             215,568
Additional paid-in capital                         211,969             196,352
Reinvested earnings                              2,413,686           2,271,323
                                                ----------          ----------
                                                 2,841,570           2,683,243
Less 2,197,581 treasury shares

  at March 25, 2000, at cost                       (97,472)                ---

Accumulated other comprehensive earnings           (10,680)             (7,099)
                                                ----------          ----------

    Total Stockholders' Equity                   2,733,418           2,676,144
                                                ----------          ----------

         Total Liabilities and Stockholders'
           Equity                               $4,086,993          $4,067,732
                                                ==========          ==========

See accompanying notes to condensed consolidated financial statements.


                         PUBLIX SUPER MARKETS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
       (Amounts are in thousands, except per share and share amounts)


                                                   Three Months Ended

                                            March 25, 2000      March 27, 1999
                                            --------------      --------------
                                                        (Unaudited)

Revenues
--------
Sales                                        $  3,614,322        $  3,363,248
Other income, net                                  34,930              31,172
                                             ------------        ------------

    Total revenues                              3,649,252           3,394,420
                                             ------------        ------------

Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                      2,691,830           2,537,978
Operating and administrative expenses             735,196             669,915
                                             ------------        ------------

    Total costs and expenses                    3,427,026           3,207,893
                                             ------------        ------------

Earnings before income tax expense                222,226             186,527

Income tax expense                                 79,863              67,959
                                             ------------        ------------

Net earnings                                 $    142,363        $    118,568
                                             ============        ============

Weighted average number of common
  shares outstanding                          213,832,605         216,446,126
                                             ============        ============

Basic earnings per common share              $        .67        $        .55
                                             ============        ============

Cash dividends per common share                      None                None


              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                               (Amounts are in thousands)

                                                    Three Months Ended

                                            March 25, 2000      March 27, 1999
                                            --------------      --------------
                                                        (Unaudited)

Net earnings                                 $    142,363        $    118,568

Other comprehensive earnings - unrealized
  loss  on  investment securities
  available-for-sale, net of tax effect
  of ($3,119) and ($2,031) in 2000 and
  1999, respectively                               (4,966)             (3,245)

Reclassification adjustment for net
  realized loss on investment
  securities available-for-sale, net
  of tax effect of $870 and $1,719 in
  2000 and 1999, respectively                       1,385               2,746
                                             ------------        ------------

Comprehensive earnings                       $    138,782        $    118,069
                                             ============        ============


See accompanying notes to condensed consolidated financial statements.



                         PUBLIX SUPER MARKETS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Amounts are in thousands)



                                                      Three Months Ended

                                               March 25, 2000   March 27, 1999
                                               --------------   --------------
                                                          (Unaudited)


Cash Flows From Operating Activities
------------------------------------

Cash received from customers                    $ 3,660,352      $ 3,398,907
Cash paid to employees and suppliers             (3,230,612)      (3,085,262)
Income taxes paid                                   (15,801)          (6,234)
Payment for self-insured claims                     (34,381)         (27,565)
Other, net                                           13,906           12,345
                                                -----------      -----------

   Net Cash Provided by Operating Activities        393,464          292,191
                                                -----------      -----------


Cash Flows From Investing Activities
------------------------------------

Payment for property, plant and equipment          (121,588)        (107,724)
Payment for investment securities -
  available-for-sale                                (20,011)         (73,235)
Proceeds from sale of investment securities -
  available-for-sale                                 13,734           59,361
Other, net                                            1,475             (893)
                                                -----------      -----------

   Net Cash Used in Investing Activities           (126,390)        (122,491)
                                                -----------      -----------


Cash Flows From Financing Activities
------------------------------------

Proceeds from sale of common stock                   21,212           83,553
Payment for acquisition of common stock            (252,476)        (122,661)
Other, Net                                             (131)            (131)
                                                -----------      -----------

   Net Cash Used in Financing Activities           (231,395)         (39,239)
                                                -----------      -----------


Net increase in cash and cash equivalents            35,679          130,461

Cash and cash equivalents at beginning of
  period                                            626,636          669,326
                                                -----------      -----------

Cash and cash equivalents at end of period      $   662,315      $   799,787
                                                ===========      ===========





See accompanying notes to condensed consolidated financial statements.

                         PUBLIX SUPER MARKETS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are necessary for the fair statement of results for the interim period. These condensed consolidated financial statements should be read in conjunction with the fiscal 1999 Form 10-K Annual Report of the Company.

2. Due to the seasonal nature of the Company's business, the results for the three months ended March 25, 2000 are not necessarily indicative of the results for the entire 2000 fiscal year.

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

                         PUBLIX SUPER MARKETS, INC.


Item 2.    Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

       Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $393.5 million in the quarter ended March 25, 2000, as compared with $292.2 million in the quarter ended March 27, 1999. Cash and cash equivalents totaled $662.3 million as of March 25, 2000, as compared with $799.8 million as of March 27, 1999.

       Capital expenditures totaled approximately $121.6 million in the quarter ended March 25, 2000. These expenditures were primarily incurred in connection with the opening of 14 new stores and remodeling or expanding 18 stores. Significant expenditures were also incurred in the expansion of a warehouse in Lakeland, Florida. In addition, the Company closed two stores. The net impact of new and closed stores (net new stores) added an additional .55 million square feet in the first quarter of 2000, a 1.98% increase. Capital expenditures totaled approximately $107.7 million in the quarter ended March 27, 1999. These expenditures were primarily incurred in connection with the opening of seven new stores and remodeling or expanding 18 stores. In addition, the Company closed four stores. Net new stores added an additional .19 million square feet in the first quarter of 1999, a .74% increase.

       Capital expenditures for the remainder of 2000, primarily made up of new store, warehouse and office construction and the remodeling or expanding of many existing stores, are expected to be approximately $513.4 million. The capital program is subject to continuing change and review. The remaining 2000 capital expenditures are expected to be financed by internally generated funds and current liquid assets. In the normal course of operations, the Company replaces stores and closes unprofitable stores. The impact of future store closings is not expected to be material.

       Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Management believes the Company's liquidity will continue to be strong.

Operating Results
-----------------

       Sales for the first quarter of 2000 were $3.6 billion as compared with $3.4 billion in the same quarter in 1999, a 7.5% increase. This reflects an increase of $84.1 million or 2.5% in sales from stores that were open for all of both quarters (comparable stores) and sales of $167.0 million or 5.0% from net new stores since the beginning of the first quarter of 1999.

       Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 74.5% for the quarter ended March 25, 2000 and 75.5% for the quarter ended March 27, 1999. The decrease in cost of merchandise sold, as a percentage of sales, was primarily due to continuing improvements in buying practices and merchandising efficiencies.

       Operating and administrative expenses, as a percentage of sales, were approximately 20.3% and 19.9% for the quarters ended March 25, 2000 and March 27, 1999, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits, rent and depreciation.

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

       As of April 2000, the Company has not experienced any significant Year 2000 problems prior to or after January 1, 2000. The Company further believes that it will not experience any material Year 2000 problems in its mission-critical functions, processes and systems. Additionally, the Company discontinued the Project Office during the first quarter of 2000.

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

                         PUBLIX SUPER MARKETS, INC.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

       In the Company's Form 10-K for the fiscal year ended December 25, 1999, the Company discussed the class action pending in the Federal District Court for the Middle District of Florida (the "Court") by Lemuel Middleton and other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Middleton case"). On March 20, 2000, the Court ruled that Lydia Moultry could not join the case as a class representative on behalf of the plaintiffs' proposed subclass of unsuccessful black applicants for employment. The Middleton case is set for trial by jury beginning March 3, 2001 as to the subclasses previously certified by the Court of black employees and former black employees who have sought to be promoted or who have been discharged from employment at the Company's retail stores in Florida since April 3, 1993, and at retail stores in Georgia since January 14, 1995.

       Also in its Form 10-K for the year ended December 25, 1999, the Company discussed the purported class action filed against the Company in the Court by Shirley Dyer and other present and former employees of the Company, individually and on behalf of all other persons similarly situated (the "Dyer case"). In the Dyer case, the plaintiffs allege that the Company has violated and is currently violating Federal and state civil rights statutes in the Company's manufacturing plants and distribution centers by discriminating against female employees and applicants with respect to hiring, promotion, training, compensation, discipline, demotion, termination and/or retaliation for bringing allegations of discrimination. As reported in the Company's Form 8-K of March 21, 2000, the Court entered an order denying the Dyer case plaintiffs' request for class certification. The plaintiffs can now proceed to trial on their claims as individuals. As a result, the Company no longer considers the Dyer case to be material.

       Also in its Form 10-K for the year ended December 25, 1999, the Company discussed the purported class action filed against the Company in the Court by Charlene Jones, individually and on behalf of all other persons similarly situated (the "Jones case"). In the Jones case, the plaintiff alleges that the Company has violated and is currently violating Federal and state civil rights statutes by discriminating against female applicants for employment in the Company's manufacturing plants and distribution centers. On March 22, 2000, the Court entered orders (1) denying the request of the plaintiffs in the Jones and Dyer cases to combine the two cases and (2) dismissing the class action allegations made by the plaintiff in the Jones case. The plaintiff can now proceed to trial on her individual claims. As a result, the Company no longer considers the Jones case to be material.

       Also in its Form 10-K for the year ended December 25, 1999, the Company discussed the purported class action filed against the Company in the Court by Lisa Lisenby, individually and on behalf of all other persons similarly situated (the "Lisenby case"). In the Lisenby case, the plaintiff alleges that the Company has violated and is currently violating Federal statutory law by discriminating against female applicants and employees in the Company's manufacturing plants and distribution centers. On March 22, 2000, the Court entered an order at the request of the Company transferring the Lisenby case to the Federal District Court for the Northern District of Georgia.

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


Item 2.   Changes in Securities
-------------------------------
           Not Applicable.

Item 3.   Defaults Upon Senior Securities
-----------------------------------------
           Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
           Not Applicable.

Item 5.   Other Information
---------------------------
           Not Applicable.

Item 6(a) Exhibits
------------------
27.      Financial Data Schedule for the three months ended March 25,
               2000.

Item 6(b) Reports on Form 8-K
-----------------------------
           The Company filed a report on Form 8-K dated March 21, 2000, reporting the legal proceeding disclosed in Part II, Item 1 above pertaining to the Dyer case.

                              SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                         PUBLIX SUPER MARKETS, INC.



Date:  May 5, 2000        /s/ S. Keith Billups
                         ----------------------------
                          S. Keith Billups, Secretary


Date:  May 5, 2000        /s/ David P. Phillips
                         -------------------------------------------
                          David P. Phillips, Chief Financial Officer
                          and Treasurer (Principal Financial and
                          Accounting Officer)