Form 10-Q
period 2000-06-24
PUBLIX SUPER MARKETS INC
filed 2000-08-08
CIK 81061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 24, 2000
                                                        -------------


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ____________ to ______________




                         Commission File Number 0-981
                         ----------------------------

                          PUBLIX SUPER MARKETS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




          Florida                               59-0324412
-------------------------------     ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)



1936 George Jenkins Blvd.
Lakeland, Florida                                33815
----------------------------------------    ---------------
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

Yes    X                   No _______
    --------

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of July 28, 2000 was 210,152,501.

                            Page 1 of 11 pages

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                          PUBLIX SUPER MARKETS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Amounts are in thousands, except share amounts)

                                    ASSETS

                                               June 24, 2000  December 25, 1999
                                               -------------  -----------------
                                                         (Unaudited)

Current Assets
--------------
Cash and cash equivalents                         $  500,203        $  626,636
Short-term investments                                22,199            28,233
Trade receivables                                     80,409           107,185
Merchandise inventories                              706,719           769,454
Deferred tax assets                                   62,288            57,065
Prepaid expenses                                       8,201             2,442
                                                  ----------        ----------
    Total Current Assets                           1,380,019         1,591,015
                                                  ----------        ----------

Long-term investments                                403,074           398,865
Other noncurrent assets                               22,753            22,682
Property, plant and equipment                      3,435,183         3,307,387
Accumulated depreciation                          (1,250,751)       (1,252,217)
                                                  ----------        ----------

         Total Assets                             $3,990,278        $4,067,732
                                                  ==========        ==========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts payable                                  $  588,520        $  634,995
Accrued contribution to retirement plans             150,567           182,981
Accrued salaries and wages                            79,692            52,591
Accrued self-insurance reserves                       73,578            69,356
Federal and state income taxes                        23,740            32,496
Other                                                110,635           103,339
                                                  ----------        ----------
    Total Current Liabilities                      1,026,732         1,075,758
                                                  ----------        ----------

Deferred tax liabilities, net                        140,740           135,413
Self-insurance reserves                              106,423           100,154
Accrued postretirement benefit cost                   59,320            55,735
Other noncurrent liabilities                          21,267            24,528

Stockholders' Equity
--------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares;  issued 215,914,742
  shares at June 24, 2000 and 215,567,950
  shares at December 25, 1999                        215,915           215,568
Additional paid-in capital                           211,972           196,352
Reinvested earnings                                2,484,136         2,271,323
                                                  ----------        ----------
                                                   2,912,023         2,683,243
Less 5,927,008 treasury shares
  at June 24, 2000, at cost                         (267,168)              ---

Accumulated other comprehensive earnings              (9,059)           (7,099)
                                                  ----------        ----------
    Total Stockholders' Equity                     2,635,796         2,676,144
                                                  ----------        ----------

         Total Liabilities and Stockholders'
           Equity                                 $3,990,278        $4,067,732
                                                  ==========        ==========

See accompanying notes to condensed consolidated financial statements.



                          PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         (Amounts are in thousands, except per share and share amounts)

                                                        Three Months Ended

                                                  June 24, 2000  June 26, 1999
                                                  -------------  -------------
                                                             (Unaudited)
Revenues
--------
Sales                                              $  3,476,602   $  3,137,587
Other income, net                                        37,428         34,878
                                                   ------------   ------------

    Total revenues                                    3,514,030      3,172,465
                                                   ------------   ------------

Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                            2,569,497      2,322,824
Operating and administrative expenses                   744,266        668,815
                                                   ------------   ------------

    Total costs and expenses                          3,313,763      2,991,639
                                                   ------------   ------------

Earnings before income tax expense                      200,267        180,826

Income tax expense                                       72,001         64,727
                                                   ------------   ------------

Net earnings                                       $    128,266   $    116,099
                                                   ============   ============

Weighted average number of common
  shares outstanding                                212,300,255    216,255,811
                                                   ============   ============

Basic earnings per common share                    $        .60   $        .54
                                                   ============   ============

Cash dividends per common share                    $        .27   $        .22
                                                   ============   ============


                 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                  (Amounts are in thousands)

                                                       Three Months Ended

                                                  June 24, 2000  June 26, 1999
                                                  -------------  -------------
                                                             (Unaudited)

Net earnings                                       $    128,266   $    116,099

Other  comprehensive   earnings  -  unrealized
  gain  on  investment  securities
  available-for-sale, net of tax effect
  of $898 and $197 in 2000 and 1999,
  respectively                                            1,430            314

Reclassification adjustment for net
  realized loss on investment
  securities available-for-sale, net
  of tax effect of $120 and $90 in
  2000 and 1999, respectively                               191            143
                                                   ------------   ------------
Comprehensive earnings                             $    129,887   $    116,556
                                                   ============   ============


See accompanying notes to condensed consolidated financial statements.



                          PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
     (Amounts are in thousands, except per share and share amounts)

                                                           Six Months Ended

                                                  June 24, 2000  June 26, 1999
                                                  -------------  -------------
                                                             (Unaudited)
Revenues
--------
Sales                                              $  7,090,924   $  6,500,835
Other income, net                                        72,357         66,050
                                                   ------------   ------------

    Total revenues                                    7,163,281      6,566,885
                                                   ------------   ------------

Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                            5,261,327      4,860,802
Operating and administrative expenses                 1,479,461      1,338,730
                                                   ------------   ------------

    Total costs and expenses                          6,740,788      6,199,532
                                                   ------------   ------------

Earnings before income tax expense                      422,493        367,353

Income tax expense                                      151,864        132,686
                                                   ------------   ------------

Net earnings                                       $    270,629   $    234,667
                                                   ============   ============

Weighted average number of common
  shares outstanding                                213,066,482    216,350,691
                                                   ============   ============

Basic earnings per common share                    $       1.27   $       1.08
                                                   ============   ============

Cash dividends per common share                    $        .27   $        .22
                                                   ============   ============


                 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                  (Amounts are in thousands)

                                                           Six Months Ended

                                                  June 24, 2000  June 26, 1999
                                                  -------------  -------------
                                                             (Unaudited)

Net earnings                                       $    270,629   $    234,667

Other  comprehensive   earnings  -  unrealized
  loss  on  investment  securities
  available-for-sale,  net of tax effect
  of  ($2,221)  and  ($1,835) in 2000 and 1999,
  respectively                                           (3,536)        (2,931)

Reclassification adjustment for net
  realized loss on investment
  securities available-for-sale, net
  of tax effect of $990 and $1,808 in
  2000 and 1999, respectively                             1,576          2,889
                                                   ------------   ------------

Comprehensive earnings                             $    268,669   $    234,625
                                                   ============   ============


See accompanying notes to condensed consolidated financial statements.




                          PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts are in thousands)



                                                           Six Months Ended

                                                  June 24, 2000  June 26, 1999
                                                  -------------  -------------
                                                             (Unaudited)

Cash Flows From Operating Activities
------------------------------------
Cash received from customers                        $ 7,163,292    $ 6,560,042
Cash paid to employees and suppliers                 (6,375,222)    (5,944,062)
Income taxes paid                                      (159,285)      (112,079)
Payment for self-insured claims                         (71,571)       (66,959)
Other, net                                               26,754         23,955
                                                    -----------    -----------

   Net Cash Provided by Operating Activities            583,968        460,897
                                                    -----------    -----------


Cash Flows From Investing Activities
------------------------------------
Payment for property, plant and equipment              (246,819)      (242,692)
Payment for investment securities -
  available-for-sale                                    (33,230)      (112,983)
Proceeds from sale of investment securities -
  available-for-sale                                     26,951         94,543
Other, net                                                1,601         (6,160)
                                                    -----------    -----------

   Net Cash Used in Investing Activities               (251,497)      (267,292)
                                                    -----------    -----------


Cash Flows From Financing Activities
------------------------------------
Proceeds from sale of common stock                       47,445        175,377
Payment for acquisition of common stock                (448,402)      (256,417)
Dividends paid                                          (57,816)       (47,846)
Other, net                                                 (131)          (131)
                                                    -----------    -----------

   Net Cash Used in Financing Activities               (458,904)      (129,017)
                                                    -----------    -----------


Net (decrease) increase in cash and cash
   equivalents                                         (126,433)        64,588

Cash and cash equivalents at beginning of
  period                                                626,636        669,326
                                                    -----------    -----------

Cash and cash equivalents at end of period          $   500,203    $   733,914
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

2. Due to the seasonal nature of the Company's business, the results for the three months and six months ended June 24, 2000 are not necessarily indicative of the results for the entire 2000 fiscal year.

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

                       PUBLIX SUPER MARKETS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------
       Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $584.0 million in the six months ended June 24, 2000, as compared with $460.9 million in the six months ended June 26, 1999. Cash and cash equivalents totaled $500.2 million as of June 24, 2000, as compared with $733.9 million as of June 26, 1999.

       Capital expenditures totaled approximately $246.8 million in the six months ended June 24, 2000. These expenditures were primarily incurred in connection with the opening of 27 new stores and remodeling or expanding 31 stores. Significant expenditures were also incurred in the expansion of a warehouse in Lakeland, Florida. In addition, the Company closed four stores. The net impact of new and closed stores (net new stores) added an additional 1.1 million square feet in the six months ended June 24, 2000, a 3.8% increase. Capital expenditures totaled approximately $242.7 million in the six months ended June 26, 1999. These expenditures were primarily incurred in connection with the opening of 14 new stores and remodeling or expanding of 37 stores. Significant expenditures were also incurred in the purchase of nine additional store sites from A & P in the greater Atlanta area. In addition, the Company closed seven stores. Net new stores added an additional .39 million square feet in the six months ended June 26, 1999, a 1.5% increase.

       Capital expenditures for the remainder of 2000, primarily made up of new store, warehouse, and office construction and the remodeling or expanding of many existing stores, are expected to be approximately $388.2 million. The capital program is subject to continuing change and review. The remaining 2000 capital expenditures are expected to be financed by internally generated funds and current liquid assets. In the normal course of operations, the Company replaces stores and closes unprofitable stores. The impact of future store closings is not expected to be material.

       Cash generated in excess of the amount needed for current operations and capital expenditures is invested in short-term and long-term investments. Management believes the Company's liquidity will continue to be strong.

Operating Results
-----------------
       Sales increased 10.8% in the second quarter of 2000 to $3.5 billion, an increase of $339.0 million compared to the same quarter in 1999. This reflects an increase of $134.9 million or 4.3% in sales from stores that were open for all of both quarters (comparable stores) and sales of $204.1 million or 6.5% from net new stores since March 27, 1999.

       Sales increased 9.1% in the six months ended June 24, 2000, to $7.1 billion, an increase of $590.1 million over the six months ended June 26, 1999. This reflects an increase of $219.7 million or 3.4% in sales from comparable stores and sales of $370.4 million or 5.7% from net new stores since the beginning of 1999.

       Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 73.9% and 74.0% in the quarters ended June 24, 2000 and June 26, 1999, respectively. These cost of sales percentages were 74.2% and 74.8% for the six months ended June 24, 2000 and June 26, 1999, respectively. The decreases in cost of merchandise sold, as a percentage of sales, were primarily due to continuing improvements in buying practices and merchandising efficiencies.

       Operating and administrative expenses, as a percentage of sales, were approximately 21.4% and 21.3% for the quarters ended June 24, 2000 and June 26, 1999, respectively. The operating and administrative expenses, as a percentage of sales, were 20.9% and 20.6% for the six months ended June 24, 2000 and June 26, 1999, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits, rent and depreciation.

Year 2000
---------
       As of July 2000, the Company has not experienced any significant Year 2000 problems prior to or after January 1, 2000. The Company does not anticipate that it will experience any material Year 2000 problems in its mission-critical functions, processes and systems. From a forward-looking perspective, Year 2000 problems may affect the Company for some period of time after January 1, 2000. However, the extent and magnitude of these Year 2000 problems is difficult to predict or quantify. If, despite the Company's reasonable efforts under its Year 2000 Plan, there are mission-critical Year 2000 related failures that create substantial disruptions to the Company's business, the adverse impact on the Company's business could be material.

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

                       PUBLIX SUPER MARKETS, INC.

                      PART II. OTHER INFORMATION


Item 1.   Legal Proceedings
---------------------------
       In the Company's Form 10-K for the fiscal year ended December 25, 1999, the Company discussed the class action pending in the Federal District Court for the Middle District of Florida (the "Court") by Lemuel Middleton and other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Middleton case"). As previously reported, the Middleton case is set for trial by jury beginning March 3, 2001.

       Also in its Form 10-K for the year ended December 25, 1999, the Company discussed the purported class action filed against the Company in the Court by Shirley Dyer and other present and former employees of the Company, individually and on behalf of all other persons similarly situated (the "Dyer case"). As reported in the Company's Form 8-K of March 21, 2000, the Court on March 21, 2000 entered an order denying the Dyer case plaintiff's request for class certification. The Company has asked the Court to sever the Dyer case into eleven different individual cases, but the plaintiffs have opposed that request and are seeking an opportunity to add or substitute additional plaintiffs and again to request class certification.

       Also in its Form 10-K for the year ended December 25, 1999, the Company discussed the purported class action filed against the Company in the Court by Lisa Lisenby, individually and on behalf of all other persons similarly situated (the "Lisenby case"). In the Lisenby case, the plaintiff alleges that the Company has violated and is currently violating Federal statutory law by discriminating against female applicants and employees in the Company's manufacturing plants and distribution centers. The case has been transferred to the Federal District Court for the Northern District of Georgia, where the parties have briefed the class certification issue and are awaiting a ruling.

       The Company denies the allegations of the plaintiffs in the Middleton, Dyer, and Lisenby cases and is vigorously defending the actions. Although these cases are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect the ultimate resolution of these actions to have a material adverse effect on the Company's financial condition or results of operations.

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

Item 2.   Changes in Securities
-------------------------------
          Not Applicable.

Item 3.   Defaults Upon Senior Securities
-----------------------------------------
          Not Applicable.

Item 4.   Results of Votes of Security Holders
----------------------------------------------
          The Annual Meeting of Stockholders of the Company was held on May 17, 2000, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to management's solicitation. All of management's nominees for directors as listed in the proxy statement were elected.

Item 5.   Other Information
---------------------------
          Not Applicable.

Item 6(a) Exhibits
------------------
          27.    Financial Data Schedule for the six months ended June 24, 2000.

Item 6(b) Reports on Form 8-K
-----------------------------
          No reports on Form 8-K were filed during the quarter ended June 24, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                             PUBLIX SUPER MARKETS, INC.



Date:  August 4, 2000        /s/ John A. Attaway Jr.
                             ------------------------------------------
                             John A. Attaway Jr., Secretary



Date:  August 4, 2000        /s/ David P. Phillips
                             ------------------------------------------
                             David P. Phillips, Chief Financial Officer
                             and Treasurer (Principal Financial and
                             Accounting Officer)