Form 10-Q
period 2000-09-23
PUBLIX SUPER MARKETS INC
filed 2000-11-07
CIK 81061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 23, 2000
                                                        ------------------


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ____________ to ______________




                          Commission File Number 0-981
                          ----------------------------




                         PUBLIX SUPER MARKETS, INC.
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)




          Florida                              59-0324412
-------------------------------    ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)



1936 George Jenkins Blvd.
Lakeland, Florida                                    33815
----------------------------------------     --------------------------
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

Yes    X                No _______
    --------

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of October 27, 2000 was approximately 206,488,705.







                               Page 1 of 12 pages

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                            PUBLIX SUPER MARKETS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Amounts are in thousands, except share amounts)

                                      ASSETS
                                          September 23, 2000   December 25, 1999
                                          ------------------   -----------------
                                                        (Unaudited)

Current Assets
--------------
Cash and cash equivalents                       $  430,395          $  626,636
Short-term investments                              13,504              28,233
Trade receivables                                   66,695             107,185
Merchandise inventories                            739,708             769,454
Deferred tax assets                                 62,135              57,065
Prepaid expenses                                     6,656               2,442
                                                ----------          ----------

    Total Current Assets                         1,319,093           1,591,015
                                                ----------          ----------

Long-term investments                              419,701             398,865
Other noncurrent assets                             22,612              22,682
Property, plant and equipment                    3,559,987           3,307,387
Accumulated depreciation                        (1,299,632)         (1,252,217)
                                                ----------          ----------

         Total Assets                           $4,021,761          $4,067,732
                                                ==========          ==========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts payable                                $  593,582          $  634,995
Accrued contribution to retirement plans           194,778             182,981
Accrued salaries and wages                          89,730              52,591
Accrued self-insurance reserves                     75,946              69,356
Federal and state income taxes                      22,532              32,496
Other                                              126,253             103,339
                                                ----------          ----------

    Total Current Liabilities                    1,102,821           1,075,758
                                                ----------          ----------

Deferred tax liabilities, net                      141,380             135,413
Self-insurance reserves                            110,373             100,154
Accrued postretirement benefit cost                 61,151              55,735
Other noncurrent liabilities                        19,701              24,528

Stockholders' Equity
--------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares;  issued 215,914,742
  shares at September 23, 2000 and 215,567,950
  shares at December 25, 1999                      215,915             215,568
Additional paid-in capital                         211,972             196,352
Reinvested earnings                              2,597,996           2,271,323
                                                ----------          ----------
                                                 3,025,883           2,683,243
Less 9,518,028 treasury shares
  at September 23, 2000, at cost                  (434,254)                ---

Accumulated other comprehensive earnings            (5,294)             (7,099)
                                                ----------          ----------

    Total Stockholders' Equity                   2,586,335           2,676,144
                                                ----------          ----------

         Total Liabilities and Stockholders'
           Equity                               $4,021,761          $4,067,732
                                                ==========          ==========


See accompanying notes to condensed consolidated financial statements.


                           PUBLIX SUPER MARKETS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         (Amounts are in thousands, except per share and share amounts)


                                                   Three Months Ended

                                           September 23, 2000 September 25, 1999
                                           ------------------ ------------------
                                                        (Unaudited)

Revenues
--------
Sales                                          $  3,465,265       $  3,155,851
Other income, net                                    37,377             35,243
                                               ------------       ------------

    Total revenues                                3,502,642          3,191,094
                                               ------------       ------------
Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                        2,565,679          2,356,079
Operating and administrative expenses               760,119            675,109
                                               ------------       ------------

    Total costs and expenses                      3,325,798          3,031,188
                                               ------------       ------------

Earnings before income tax expense                  176,844            159,906

Income tax expense                                   62,984             56,538
                                               ------------       ------------

Net earnings                                   $    113,860       $    103,368
                                               ============       ============

Weighted average number of common
  shares outstanding                            208,844,691        216,335,129
                                               ============       ============

Basic earnings per common share                $        .55       $        .48
                                               ============       ============

Cash dividends per common share                        none               none


           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                           (Amounts are in thousands)

                                                   Three Months Ended

                                           September 23, 2000 September 25, 1999
                                           ------------------ ------------------
                                                        (Unaudited)

Net earnings                                   $    113,860       $    103,368

Other comprehensive earnings - unrealized gain
  (loss) on investment securities
  available-for-sale, net of tax effect
  of $2,484 and ($3,164) in 2000 and 1999,
  respectively                                        3,955             (5,037)

Reclassification adjustment for net
  realized (gain) loss on investment
  securities available-for-sale, net
  of tax effect of ($119) and $74 in
  2000 and 1999, respectively                          (190)               116
                                               ------------       ------------

Comprehensive earnings                         $    117,625       $     98,447
                                               ============       ============


See accompanying notes to condensed consolidated financial statements.


                           PUBLIX SUPER MARKETS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         (Amounts are in thousands, except per share and share amounts)


                                                     Nine Months Ended

                                           September 23, 2000 September 25, 1999
                                           ------------------ ------------------
                                                        (Unaudited)

Revenues
--------
Sales                                          $ 10,556,189       $  9,656,686
Other income, net                                   109,734            101,293
                                               ------------       ------------

    Total revenues                               10,665,923          9,757,979
                                               ------------       ------------
Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                        7,827,006          7,216,881
Operating and administrative expenses             2,239,580          2,013,839
                                               ------------       ------------

    Total costs and expenses                     10,066,586          9,230,720
                                               ------------       ------------

Earnings before income tax expense                  599,337            527,259

Income tax expense                                  214,848            189,224
                                               ------------       ------------

Net earnings                                   $    384,489       $    338,035
                                               ============       ============

Weighted average number of common
  shares outstanding                            208,530,507        216,336,294
                                               ============       ============

Basic earnings per common share                $       1.84       $       1.56
                                               ============       ============

Cash dividends per common share                $        .27       $        .22
                                               ============       ============


           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                           (Amounts are in thousands)

                                                     Nine Months Ended

                                           September 23, 2000 September 25, 1999
                                           ------------------ ------------------
                                                        (Unaudited)

Net earnings                                   $    384,489       $    338,035

Other comprehensive earnings - unrealized gain
  (loss) on investment securities
  available-for-sale, net of tax effect
  of $263 and ($4,999) in 2000 and 1999,
  respectively                                          419             (7,968)

Reclassification adjustment for net
  realized loss on investment
  securities available-for-sale, net
  of tax effect of $871 and $1,882 in
  2000 and 1999, respectively                         1,386              3,005
                                               ------------       ------------

Comprehensive earnings                         $    386,294       $    333,072
                                               ============       ============


See accompanying notes to condensed consolidated financial statements.




                           PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts are in thousands)


                                                      Nine Months Ended

                                           September 23, 2000 September 25, 1999
                                           ------------------ ------------------
                                                        (Unaudited)

Cash Flows From Operating Activities
------------------------------------
Cash received from customers                   $ 10,665,432       $  9,726,691
Cash paid to employees and suppliers             (9,547,528)        (8,835,343)
Income taxes paid                                  (225,048)          (172,444)
Payment for self-insured claims                    (108,778)          (102,548)
Other, net                                           37,916             36,270
                                               ------------       ------------

   Net Cash Provided by Operating Activities        821,994            652,626
                                               ------------       ------------


Cash Flows From Investing Activities
------------------------------------
Payment for property, plant and equipment          (386,842)          (361,720)
Payment for investment securities -
  available-for-sale                                (61,613)          (153,629)
Proceeds from sale of investment securities -
  available-for-sale                                 53,068            112,275
Other, net                                            3,142             (7,372)
                                               ------------       ------------

   Net Cash Used in Investing Activities           (392,245)          (410,446)
                                               ------------       ------------


Cash Flows From Financing Activities
------------------------------------
Proceeds from sale of common stock                   73,619            209,708
Payment for acquisition of common stock            (641,662)          (301,844)
Dividends paid                                      (57,816)           (47,846)
Other, net                                             (131)              (131)
                                               ------------       ------------

   Net Cash Used in Financing Activities           (625,990)          (140,113)
                                               ------------       ------------


Net (decrease) increase in cash and cash
  equivalents                                      (196,241)           102,067

Cash and cash equivalents at beginning of
  period                                            626,636            669,326
                                               ------------       ------------

Cash and cash equivalents at end of period     $    430,395       $    771,393
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

2. Due to the seasonal nature of the Company's business, the results for the three months and nine months ended September 23, 2000 are not necessarily indicative of the results for the entire 2000 fiscal year.

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

4. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) which deferred the effective date of adoption of SFAS 133 for one year. The Company believes that the adoption of SFAS 133 will not have an adverse effect on the Company's financial condition, results of operations or cash flows.

5. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB, as amended by SAB No. 101A and No. 101B, is effective for the Company's fourth quarter of fiscal year 2000. The Company has historically recognized revenue in accordance with the requirements of SAB 101, therefore, there will be no effect on the Company's financial condition, results of operations or cash flows from the adoption of SAB 101.

                        PUBLIX SUPER MARKETS, INC.

Item 2.  Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------
     Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $822.0 million in the nine months ended September 23, 2000, as compared with $652.6 million in the nine months ended September 25, 1999. Cash and cash equivalents totaled $430.4 million as of September 23, 2000, as compared with $771.4 million as of September 25, 1999.

     Capital expenditures totaled approximately $386.8 million in the nine months ended September 23, 2000. These expenditures were primarily incurred in connection with the opening of 36 new stores and remodeling or expanding 52 stores. Significant expenditures were also incurred in the expansion of a warehouse in Lakeland, Florida. In addition, the Company closed eight stores. The net impact of new and closed stores (net new stores) added an additional 1.3 million square feet in the nine months ended September 23, 2000, a 4.6% increase. Capital expenditures totaled approximately $361.7 million in the nine months ended September 25, 1999. These expenditures were primarily incurred in connection with the opening of 24 new stores and remodeling or expanding 61 stores. Significant expenditures were also incurred in the purchase of nine additional store sites from A & P in the greater Atlanta area. In addition, the Company closed 12 stores. Net new stores added an additional .65 million square feet in the nine months ended September 25, 1999, a 2.5% increase.

     Capital expenditures for the remainder of 2000, primarily made up of new store and warehouse construction and the remodeling or expanding of many existing stores, are expected to be approximately $168.2 million. The capital program is subject to continuing change and review. The remaining 2000 capital expenditures are expected to be financed by internally generated funds and current liquid assets. In the normal course of operations, the Company replaces stores and closes unprofitable stores. The impact of future store closings is not expected to be material.

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

Operating Results
-----------------
     Sales increased 9.8% in the third quarter of 2000 to $3.5 billion, an increase of $309.4 million compared to the same quarter in 1999. This reflects an increase of $96.2 million or 3.0% in sales from stores that were open for all of both quarters (comparable stores) and sales of $213.2 million or 6.8% from net new stores since June 26, 1999.

     Sales increased 9.3% in the nine months ended September 23, 2000, to $10.6 billion, an increase of $899.5 million over the nine months ended September 25, 1999. This reflects an increase of $315.9 million or 3.3% in sales from comparable stores and sales of $583.6 million or 6.0% from net new stores since the beginning of 1999.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 74.0% and 74.7% in the quarters ended September 23, 2000 and September 25, 1999, respectively. These cost of sales percentages were 74.2% and 74.7% for the nine months ended September 23, 2000 and September 25, 1999, respectively. The decreases in cost of merchandise sold, as a percentage of sales, were primarily due to continuing improvements in buying practices and promotional efficiencies. Additionally, the shifting of the sales mix towards higher margin departments is contributing to the increase in gross profit percentage.

     Operating and administrative expenses, as a percentage of sales, were approximately 21.9% and 21.4% for the quarters ended September 23, 2000 and September 25, 1999, respectively. The operating and administrative expenses, as a percentage of sales, were 21.2% and 20.9% for the nine months ended September 23, 2000 and September 25, 1999, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits, rent and depreciation.

Year 2000
---------
     As of October 2000, the Company has not experienced any significant Year 2000 problems prior to or after January 1, 2000. The Company does not anticipate that it will experience any material Year 2000 problems in its mission-critical functions, processes and systems. From a forward-looking perspective, Year 2000 problems may affect the Company for some period of time after January 1, 2000. However, the extent and magnitude of these Year 2000 problems is difficult to predict or quantify. If, despite the Company's reasonable efforts under its Year 2000 Plan, there are mission-critical Year 2000 related failures that create substantial disruptions to the Company's business, the adverse impact on the Company's business could be material.

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

     In its Form 10-K for the year ended December 25, 1999, the Company discussed the purported class action filed against the Company in the Court by Shirley Dyer and other present and former employees of the Company, individually and on behalf of all other persons similarly situated (the "Dyer case"). As reported in the Company's Form 8-K of March 21, 2000, the Court on March 21, 2000 entered an order denying the Dyer case plaintiffs' request for class certification. At the Company's request, the Court severed the claims of three of the plaintiffs, including Ms. Dyer, who worked in the Company's manufacturing operations. Those three claims are proceeding in the Court as three separate individual actions and, as a result, the Company no longer considers the Dyer case or the other two individual cases to be material.

     The remaining eight plaintiffs from the former Dyer case, who assert claims relating to the Company's warehousing and distribution and security operations, are proceeding in the Court with Violet McGee as the lead plaintiff (the "McGee case"). The plaintiffs in the McGee case are seeking an opportunity to add or substitute additional plaintiffs and again to request class certification.

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

     A purported class action was filed against the Company on October 23, 2000 in the Federal District Court for the Southern District of Florida, Miami Division, by Joaquin A. Garcia and five other present or former warehouse employees of the Company, individually and on behalf of all other persons similarly situated (the "Garcia case"). In their Complaint, the plaintiffs allege that the Company has maintained a pattern and practice of national origin discrimination against Hispanic warehouse employees in connection with promotion, terms and conditions of employment, hiring and discharge, all in violation of federal and state law. The plaintiffs seek, among other relief, a certification of the suit as a class action, declaratory and injunctive relief, back pay, compensatory damages, and other equitable relief.

     The Company denies the allegations of the plaintiffs in the Middleton, McGee, Lisenby and Garcia cases and is vigorously defending the actions. Although these cases are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect the ultimate resolution of these actions to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     The Company is also a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 2.  Changes in Securities
------------------------------
       Not Applicable.

Item 3.  Defaults Upon Senior Securities
----------------------------------------
       Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
       Not Applicable.

Item 5.  Other Information
--------------------------
       Not Applicable.

Item 6(a)Exhibits
-----------------
       27.   Financial Data Schedule for the nine months ended
       September 23, 2000.

Item 6(b)Reports on Form 8-K
----------------------------
       No reports on Form 8-K were filed during the quarter ended September 23, 2000.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                             PUBLIX SUPER MARKETS, INC.



Date:  November 3, 2000      /s/ John A. Attaway Jr.
                             ------------------------------------------
                             John A. Attaway Jr., Secretary





Date:  November 3, 2000      /s/ David P. Phillips
                             ------------------------------------------
                             David P. Phillips, Chief Financial Officer
                             and Treasurer (Principal Financial and
                             Accounting Officer)