Form 10-Q/A
period 2000-09-23
PUBLIX SUPER MARKETS INC
filed 2000-11-16
CIK 81061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                          Washington, D.C. 20549


                                FORM 10-Q/A



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

Yes    X                No _______
    ------

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of October 27, 2000 was approximately 206,488,705.








                              Page 1 of 8 pages

                             EXPLANATORY NOTE


   The quarterly report on Form 10-Q for the quarter ended September 23, 2000 of Publix Super Markets, Inc. is hereby amended for Item 1 of
   Part 1. The Condensed Consolidated Statements of Earnings for the nine months ended September 23, 2000 contained a calculation error in the weighted average number of common shares outstanding. This resulted in a change in the basic earnings per common share for the nine months ended September 23, 2000. Item 1 of Part 1 of the Registrant's Form 10-Q is hereby amended in its entirety as follows:

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


                           PUBLIX SUPER MARKETS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         (Amounts are in thousands, except per share and share amounts)


                                                     Nine Months Ended

                                           September 23, 2000 September 25, 1999
                                           ------------------ ------------------
                                                        (Unaudited)

Revenues
--------
Sales                                          $ 10,556,189       $  9,656,686
Other income, net                                   109,734            101,293
                                               ------------       ------------

    Total revenues                               10,665,923          9,757,979
                                               ------------       ------------


Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                        7,827,006          7,216,881
Operating and administrative expenses             2,239,580          2,013,839
                                               ------------       ------------

    Total costs and expenses                     10,066,586          9,230,720
                                               ------------       ------------

Earnings before income tax expense                  599,337            527,259

Income tax expense                                  214,848            189,224
                                               ------------       ------------

Net earnings                                   $    384,489       $    338,035
                                               ============       ============

Weighted average number of common
  shares outstanding                            211,659,151        216,336,294
                                               ============       ============

Basic earnings per common share                $       1.82       $       1.56
                                               ============       ============

Cash dividends per common share                $        .27       $        .22
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




                             PUBLIX SUPER MARKETS, INC.



Date:  November 16, 2000     /s/ John A. Attaway Jr.
                             ------------------------------------------
                             John A. Attaway Jr., Secretary





Date:  November 16, 2000     /s/ David P. Phillips
                             ------------------------------------------
                             David P. Phillips, Chief Financial Officer
                             and Treasurer (Principal Financial and
                             Accounting Officer)