Form 10-K
period 2000-12-30
PUBLIX SUPER MARKETS INC
filed 2001-03-30
CIK 81061

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 30, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to ______________

                          Commission File Number 0-981
                                                 -----

                             PUBLIX SUPER MARKETS, INC.
                -----------------------------------------------------
               (Exact name of Registrant as specified in its charter)

         Florida                                       59-0324412
------------------------                   -----------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)

1936 George Jenkins Boulevard
Lakeland, Florida                                          33815
----------------------------------------                ----------
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

Yes     X         No
     -------          --------

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 6, 2001 was approximately $5,527,623,158.

The number of shares of Registrant's common stock outstanding as of March 6, 2001 was 207,566,326.

DOCUMENTS INCORPORATED BY REFERENCE

Pages 2 through 8 of Proxy Statement solicited for the 2001 Annual Meeting of Stockholders to be held on May 15, 2001 are incorporated by reference in Items 10, 11 and 13 of Part III hereof.

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

     The Company's supermarkets sell groceries, dairy, produce, deli, bakery, meat, seafood, housewares and health and beauty care items. Many stores have pharmacy and floral departments. In addition, the Company has agreements with commercial banks to operate in many of its stores.

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

     The Company operated 647 supermarkets at the end of 2000, compared with 614 at the beginning of the year. In 2000, 46 stores were opened, 13 stores were closed, and 69 stores were expanded or remodeled. The net increase in square footage was 1.5 million square feet or 5.3% since 1999. At the end of 2000, the Company had 509 stores located in Florida, 111 in Georgia, 23 in South Carolina and four in Alabama. Also, as of year end, the Company had 25 stores under construction in Florida and ten stores in Georgia.

     The Company is engaged in a highly competitive industry. Competition is based primarily on price, quality of goods and service, convenience and product mix. The Company's primary competition throughout its market areas is with several national and regional chains, independent stores, mass merchandisers, supercenters and membership warehouse clubs. The Company anticipates continued competitor format innovation and location additions in 2001.

     The influx of winter residents to Florida and increased purchases of food during the traditional Thanksgiving, Christmas and Easter holidays typically results in seasonal sales increases between November and April of each year.

     The Company has experienced no significant changes in the kinds of products sold or in its methods of distribution since the beginning of the fiscal year.

     The Company had approximately 126,000 employees at the end of 2000, compared with 120,000 at the end of 1999. Of this total, approximately 71,500 at the end of 2000 and 70,200 at the end of 1999 were not full-time employees.

     Compliance by the Company with Federal, state and local environmental protection laws during 2000 had no material effect upon capital expenditures, earnings or the competitive position of the Company.

Item 2.  Properties
-------------------

     At year end, the Company operated approximately 29.2 million square feet of retail space. The Company's stores vary in size. Current store prototypes range from 27,000 to 61,000 square feet. Stores are often located in strip shopping centers where the Company is the anchor tenant.

     The Company supplies its retail stores from eight distribution centers located in Lakeland, Miami, Jacksonville, Sarasota, Orlando, Deerfield Beach and Boynton Beach, Florida, and Lawrenceville, Georgia.

     The majority of the Company's retail stores are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by leases on other properties. At 58 locations, both the building and land are owned and at 29 other locations, the building is owned while the land is leased.

      The Company's corporate offices, distribution facilities and manufacturing plants are owned with no outstanding debt.

     All of the Company's properties are well maintained and in good operating condition and suitable and adequate for operating its business.

Item 3.  Legal Proceedings
--------------------------

     The Company was a defendant in a class action filed in April 1997 in the Federal District Court for the Middle District of Florida (the "Tampa Court") by Lemuel Middleton and other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Middleton case"). In their Complaint, the plaintiffs alleged that the Company had been and was engaged in a pattern and practice of race-based discriminatory treatment of black employees and applicants with respect to hiring, promotion, job assignment, conditions of employment, and other employment aspects, all in violation of Federal and state law.

     On March 22, 1999, the Tampa Court certified the suit as a class action, but limited the class to those black employees and former black employees of the Company who had sought to be promoted or who had been discharged from employment at the Company's retail supermarket stores in Florida since April 3, 1993, and at retail supermarket stores in Georgia since January 14, 1995.

     On December 29, 2000, the Company and the plaintiffs in the Middleton case filed a proposed Consent Decree and other documents that, if approved by the Tampa Court, would resolve all claims asserted in the Middleton case. Under the terms of the proposed Consent Decree, the Company would pay $2.25 million to resolve promotion claims, $5.45 million to resolve discharge claims, $400,000 to the class representatives and $2.4 million for the plaintiffs' attorneys' fees. The Company also would agree to continue its system of registration of interest in promotions and its process of setting promotion goals in accordance with the registered interest, to establish a discharge review process and to modify its testing procedures for management promotions in its retail supermarket stores. The Company and the plaintiffs in the Middleton case also agreed to extend the relief set forth in the proposed Consent Decree to current and former black employees in the Company's retail supermarket stores in South Carolina since April 3, 1994 and Alabama since July 31, 1996. The Tampa Court is scheduled to conduct a fairness hearing on the proposed Consent Decree on June 18, 2001.

     On November 6, 1997, another purported class action was filed against the Company in the Tampa Court by Shirley Dyer and other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Dyer case"). In their Complaint, the plaintiffs alleged that the Company had been and was violating Federal and state civil rights statutes by discriminating against female employees and applicants with respect to hiring, promotion, training, compensation, discipline, demotion and termination, and/or retaliation for bringing allegations of discrimination. On March 21, 2000, the Tampa Court entered an order denying the Dyer case plaintiffs' request for class certification. At the Company's request, the Tampa Court severed the claims of three of the plaintiffs including Ms. Dyer. As a result, the Company no longer considers the Dyer case or those of the two other plaintiffs whose claims were severed to be material.

     The remaining plaintiffs from the former Dyer case, who are asserting claims relating to the Company's warehousing and distribution and security operations, are proceeding in the Tampa Court with Violet McGee as the lead plaintiff (the "McGee case"). The plaintiffs in the McGee case are seeking an opportunity to add or substitute additional plaintiffs and again to request class certification.

     On June 29, 1999, another purported class action was filed against the Company in the Tampa Court by Lisa Lisenby, individually and on behalf of other persons similarly situated (the "Lisenby case"). In her Complaint, the plaintiff alleged that the Company had been and was violating Federal statutory law by discriminating against female applicants and employees in the Company's manufacturing plants and distribution centers. On March 22, 2000, the Tampa Court entered an order at the request of the Company transferring the Lisenby case to the Federal District Court for the Northern District of Georgia (the "Atlanta Court"). On December 19, 2000, the Atlanta Court denied the plaintiff's motion for class certification and she can now proceed to trial on her individual claims. As a result, the Company no longer considers the Lisenby case to be material.

     On October 23, 2000, another purported class action was filed against the Company in the Federal District Court for the Southern District of Florida by Joaquin A. Garcia and other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Garcia case"). In their Complaint, the plaintiffs alleged that the Company had been and was engaged in a pattern and practice of national origin discrimination against Hispanic employees and applicants in the Company's warehouses with respect to hiring, promotion, discharges and conditions of employment, all in violation of Federal and state law.

     The Company denies the allegations of the plaintiffs in the McGee and Garcia cases and is vigorously defending the actions. Although these cases are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect the ultimate resolution of these actions to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      None

                        EXECUTIVE OFFICERS OF THE COMPANY
                        ---------------------------------

                                                                      Served as
                                                   Nature of Family   Officer of
                                                   Relationship       Company
Name                     Age  Position             Between Officers   Since
----                     ---  --------             ----------------   -----

Howard M. Jenkins        49   Chairman of          Cousin of             1976
                              the Board and        Charles H. Jenkins,
                              Chief Executive      Jr., uncle of
                              Officer              W. Edwin Crenshaw
                                                   and brother-in-law
                                                   of Hoyt R. Barnett

Charles H. Jenkins, Jr.  57   Chairman of the      Cousin of             1974
                              Executive Committee  Howard M. Jenkins
                              and Chief Operating  and cousin of
                              Officer              W. Edwin Crenshaw

W. Edwin Crenshaw        50   President            Nephew of             1990
                                                   Howard M. Jenkins
                                                   and cousin of
                                                   Charles H. Jenkins, Jr.

Hoyt R. Barnett          57   Vice Chairman        Brother-in-law of     1977
                                                   Howard M. Jenkins

John A. Attaway, Jr.     42   Secretary                                  2000

Jesse L. Benton          58   Vice President                             1988

David E. Bornmann        43   Vice President                             1998

David E. Bridges         51   Vice President                             2000

Joseph W. Carvin         50   Vice President                             1998

R. Scott Charlton        42   Vice President                             1992

David S. Duncan          47   Vice President                             1999

William V. Fauerbach     54   Vice President                             1997

John R. Frazier          51   Vice President                             1997

M. Clayton Hollis, Jr.   44   Vice President                             1994

Mark R. Irby             45   Vice President                             1989

Tina P. Johnson          41   Senior Vice President                      1990

Linda S. Kane            35   Assistant Secretary                        2000

James J. Lobinsky        61   Senior Vice President                      1992

Thomas M. McLaughlin     50   Vice President                             1994

Sharon A. Miller         57   Assistant Secretary                        1992

                        EXECUTIVE OFFICERS OF THE COMPANY
                        ---------------------------------

                                                                      Served as
                                                   Nature of Family   Officer of
                                                   Relationship       Company
Name                     Age  Position             Between Officers   Since
----                     ---  --------             ----------------   -----

Robert H. Moore          58   Vice President                             1994

Thomas M. O'Connor       53   Senior Vice President                      1992

David P. Phillips        41   Chief Financial                            1990
                              Officer and Treasurer

Henry J. Pileggi, Jr.    42   Vice President                             1998

James H. Rhodes II       56   Vice President                             1995

Daniel M. Risener        60   Senior Vice President                      1985
                              and Chief Information
                              Officer

Richard J. Schuler II    45   Vice President                             2000

Edward T. Shivers        61   Vice President                             1985


The terms of all officers expire at the annual meeting of the Company in May
2001.

Name                      Business Experience During Last Five Years
----                      -----------------------------------------------------
Howard M. Jenkins         Chairman of the Board and Chief Executive Officer of
                          the Company.

Charles H. Jenkins, Jr.   Chairman of the Executive Committee of the Company to
                          June 2000, Chairman of the Executive Committee and
                          Chief Operating Officer thereafter.

W. Edwin Crenshaw         President of the Company.

Hoyt R. Barnett           Executive Vice President and Trustee of the Profit
                          Sharing Plan of the Company to August 1998,
                          Executive Vice President, Trustee of the Profit
                          Sharing Plan and Trustee of the Employee Stock
                          Ownership Plan to January 1999, Vice Chairman,
                          Trustee of the Profit Sharing Plan and Trustee of the Employee Stock Ownership Plan to December 1999, Vice
                          Chairman, Trustee of the Employee Stock Ownership Plan thereafter.

John A. Attaway, Jr.      Partner in the law firm of Lane Trohn to December
                          1997, Corporate Counsel of the Company to May 2000,
                          General Counsel and Secretary thereafter.

Jesse L. Benton           Vice President of the Company.

David E. Bornmann         Business Development Manager - Corporate Purchasing of
                          the Company to October 1998, Vice President thereafter.

David E. Bridges          Regional Director of Retail Operations - Lakeland
                          Division of the Company to July 2000, Vice President thereafter.

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

William V. Fauerbach      Regional Director of Retail Operations - Miami
                          Division of the Company to January 1997, Vice
                          President thereafter.

John R. Frazier           Real Estate Manager of the Company to August 1996,
                          Director of Real Estate to January 1997, Vice
                          President thereafter.

M. Clayton Hollis, Jr.    Vice President of the Company.

Mark R. Irby              Vice President of the Company.

Tina P. Johnson           Treasurer and Trustee of the 401(k) Plan - Publix
                          Stock Fund of the Company to March 1996, Vice
                          President, Treasurer and Trustee of the 401(k)Plan
                          - Publix Stock Fund to July 1997, Senior Vice
                          President and Trustee of the 401(k) Plan - Publix
                          Stock Fund thereafter.

Name                      Business Experience During Last Five Years
----                      -----------------------------------------------------

Linda S. Kane             Treasury and Tax Analyst of the Company to January
                          1997, Manager of Business Analysis to May 1998,
                          Director of Benefits Administration to June 2000,
                          Director of Benefits Administration and Assistant
                          Secretary thereafter.

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

Henry J. Pileggi, Jr.     Regional Director of Retail Operations - Jacksonville
                          Division of the Company to October 1998, Vice
                          President thereafter.

James H. Rhodes II        Vice President of the Company.

Daniel M. Risener         Vice President of the Company to July 1999, Senior
                          Vice President and Chief Information Officer thereafter.

Richard J. Schuler II     Miami Distribution Manager of the Company to June
                          2000, Vice President thereafter.

Edward T. Shivers         Vice President of the Company.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
         Matters
         -------

 (a) Market Information
     ------------------

     Substantially all transactions of the Company's common stock have been among the Company, its employees, former employees, their families and the benefit plans established for the Company's employees. The market price of the Company's common stock is determined by the Board of Directors based upon quarterly appraisals prepared by an independent appraiser. The market price for 2000 and 1999 was as follows:

                                                        2000          1999
                                                        ----          ----

            January - February                        $44.50        $41.00
            March - April                              45.00         46.50
            May - July                                 45.50         46.50
            August - October                           46.50         46.50
            November - December                        47.00         44.50

(b)  Approximate Number of Equity Security Holders
     ---------------------------------------------

     As of March 6, 2001, the approximate number of holders of the Company's common stock was 90,000.

(c)  Dividends
     ---------

     The Company paid cash dividends of $.27 per share of common stock in 2000 and $.22 per share in 1999. Payment of dividends is within the discretion of the Company's Board of Directors and depends on, among other factors, earnings, capital requirements and the operating and financial condition of the Company. It is believed that comparable cash dividends will be paid in the future.





Item 6.  Five Year Summary of Selected Financial Data
-----------------------------------------------------



                               2000         1999         1998         1997        1996
                               ----         ----         ----         ----        ----

Sales:
  Sales                     $14,575,031   13,068,900   12,067,125   11,224,378   10,431,302
  Percent increase                11.5%         8.3%         7.5%         7.6%        11.1%
  Comparable store sales
    percent increase               3.4%         5.0%         3.6%         3.3%         5.6%

Earnings:
  Gross profit              $ 3,762,854    3,294,188    2,935,707    2,674,118    2,424,799
  Earnings before income
    tax expense             $   823,553      719,569      584,388      555,357      416,584
  Net earnings              $   530,406      462,409      378,274      354,622      265,176
  Net earnings as a
    percent of sales              3.64%        3.54%        3.13%        3.16%        2.54%

Common stock:
  Weighted average
    shares outstanding      210,145,666  216,160,316  217,383,413  218,871,661  221,195,884
  Basic and diluted
    earnings per
    common share,
    based on weighted
    average shares
    outstanding             $      2.52         2.14         1.74         1.62         1.20
  Cash dividends per
    share                   $       .27          .22          .20          .15          .13

Financial data:
  Capital expenditures      $   558,133      512,658      357,754      259,806      226,752
  Working capital           $   176,776      515,257      467,385      366,680      317,265
  Current ratio                    1.15         1.48         1.47         1.37         1.35
  Total assets              $ 4,221,820    4,067,732    3,617,259    3,294,980    2,921,084
  Stockholders' equity      $ 2,662,435    2,676,144    2,327,632    2,019,299    1,751,179

Other:
  Number of stores                  647          614          586          563          534

NOTE: Amounts are in thousands, except shares outstanding, per share amounts and number of stores. Fiscal year 2000 includes 53 weeks. All other years include 52 weeks.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Business Environment
--------------------
     As of December 30, 2000,  the Company  operated 647 retail  grocery  stores
representing   approximately   29.2  million   square  feet  of  retail   space.
Historically, the Company's primary competition has been from national and regional chains and smaller independents located throughout its market areas. The Company has continued to experience increased competition from mass merchandisers, supercenters and membership warehouse clubs. The products offered by these retailers include many of the same items sold by the Company.

     At the end of fiscal 2000, the Company had 509 stores located in Florida, 111 in Georgia, 23 in South Carolina and four in Alabama. The Company opened 32 stores in Florida, 12 stores in Georgia, one store in South Carolina and one store in Alabama during 2000. The Company intends to continue to pursue vigorously new locations in Florida and other states.

Liquidity and Capital Resources
-------------------------------

     Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $1,058.1 million in 2000, compared with $796.4 million in 1999 and $665.0 million in 1998. Working capital was approximately $176.8 million as of December 30, 2000, as compared with $515.3 million and $467.4 million as of December 25, 1999 and December 26, 1998, respectively. Cash and cash equivalents aggregated approximately $396.9 million as of December 30, 2000, as compared with $626.6 million and $669.3 million as of December 25, 1999 and December 26, 1998, respectively.

     Capital expenditures totaled $558.1 million in 2000. These expenditures were primarily incurred in connection with the opening of 46 new stores and remodeling or expanding 69 stores. Significant expenditures were also incurred in the expansion of warehouses in Lakeland, Florida. In addition, the Company closed 13 stores. The net impact of new and closed stores (net new stores) added an additional 1.5 million square feet in 2000, a 5.3% increase. Capital expenditures totaled $512.7 million in 1999. These expenditures were primarily incurred in connection with the opening of 44 new stores and remodeling or expanding 82 stores. Significant expenditures were also incurred in the purchase of nine additional store sites from A & P in the greater Atlanta area and the expansion of a warehouse in Jacksonville, Florida. In addition, the Company closed 16 stores. Net new stores added an additional 1.4 million square feet in 1999, a 5.3% increase. Capital expenditures totaled $357.8 million in 1998. These expenditures were primarily incurred in connection with the opening of 31 new stores and remodeling or expanding 45 stores. In addition, the Company closed eight stores. Net new stores added an additional 1.0 million square feet in 1998, a 4.0% increase.

     The Company plans to open as many as 54 stores in 2001. Although real estate development is unpredictable, the Company's 2001 new store growth represents a reasonable estimate of anticipated future growth. Capital expenditures for 2001, primarily made up of new store, warehouse and office construction, remodeling or expanding of many existing stores and new or enhanced information technology applications, are expected to be approximately $667.0 million. Additionally, the Company expects capital expenditures of approximately $33.0 million for PublixDirect, as described below. This capital program is subject to continuing change and review. The 2001 capital expenditures are expected to be financed by internally generated funds and current liquid assets. In the normal course of operations, the Company replaces stores and closes unprofitable stores. The impact of future store closings is not expected to be material.

     During 2001, the Company plans to launch an online grocery shopping service under a new wholly owned subsidiary, PublixDirect. The online grocery shopping service will enable customers within certain geographical boundaries to order groceries online and have them delivered to their homes. The customer orders will be filled and delivered from fulfillment centers. During 2001, the Company expects to incur approximately $33.0 million in capital expenditures on behalf of PublixDirect for the development of the online grocery service web site, construction of a fulfillment center in Pompano Beach, Florida and future fulfillment centers. Additionally, the Company expects to spend approximately $18.0 million on other operating expenses for PublixDirect.

     The Company is self-insured, up to certain limits, for health care, fleet liability, general liability and workers' compensation claims. Reserves are established to cover estimated liabilities for existing and anticipated claims based on actual experience including, where necessary, actuarial studies. The Company has insurance coverage for losses in excess of varying amounts. The provision for self-insured reserves was $177.0 million, $144.6 million and $136.4 million in fiscal 2000, 1999 and 1998, respectively. The Company does not believe its self-insurance program will have a material adverse impact on its future liquidity, financial condition or results of operations.

     The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan. Net common stock repurchases under this plan totaled approximately $635.0 million, $211.2 million and $100.0 million in fiscal 2000, 1999 and 1998, respectively. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value. However, such purchases are not required and the Company retains the right to discontinue them at any time.

     Cash generated in excess of the amount needed for current operations, capital expenditures and common stock repurchases is invested in short-term and long-term investments. Short-term investments were approximately $21.0 million in 2000 compared with $28.2 million in 1999. Long-term investments, primarily comprised of tax exempt bonds, taxable bonds, equity securities and preferred stocks, were approximately $434.2 million in 2000 compared with $398.9 million in 1999. Management believes the Company's liquidity will continue to be strong.

Results of Operations
---------------------

     The Company's fiscal year ends on the last Saturday in December. Fiscal year 2000 included 53 weeks and fiscal years 1999 and 1998 included 52 weeks.

     Sales for 2000 were $14.6 billion as compared with $13.1 billion in 1999, an 11.5% increase. This reflects an increase of $288.8 million or 2.2% in sales from an additional week included in the 2000 fiscal year, $444.3 million or 3.4% in sales from stores that were open for all of both years (comparable stores) and sales of $773.0 million or 5.9% from net new stores since the beginning of 1999. Sales for 1999 were $13.1 billion as compared with $12.1 billion in 1998, an 8.3% increase. This reflects an increase of $603.4 million or 5.0% in sales from comparable stores and sales of $398.4 million or 3.3% from net new stores since the beginning of 1998.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses was approximately 74.2% of sales in 2000 as compared with 74.8% and 75.7% in 1999 and 1998, respectively. In 2000 and 1999, cost of merchandise sold decreased as a percentage of sales due to continuing improvements in buying practices, promotional efficiencies and a shifting of the sales mix toward higher margin products.

     Operating and administrative expenses, as a percent of sales, were 21.2%, 20.7% and 20.5% in 2000, 1999 and 1998, respectively. The significant components of operating and administrative expenses are payroll costs, employee benefits, rent and depreciation.

     In recent years, the impact of inflation on the Company's food prices has been lower than the overall increase in the Consumer Price Index.

     During the fourth quarter of 2000, an $11.7 million expense was recorded to cover the settlement of class action litigation against the Company involving alleged violations of the Federal Civil Rights Act and Florida law with respect to certain of the Company's black employees and former black employees. The expense recorded covers the full cost of the settlement, including agreed payments to class members and their counsel, as well as the estimated cost of implementing and complying with the procedures agreed to be established under the settlement. The impact of the expense recorded on net earnings was approximately $5.7 million or $.03 per share for fiscal 2000.

     The liability for the settlement is reflected as an other accrued expense in the Company's consolidated balance sheet as of December 30, 2000.

Accounting Standards
--------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) effective for fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) which deferred the effective date of adoption of SFAS 133 for one year. SFAS 133 requires that derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. The Company does not have derivatives or enter into hedging activities as defined by SFAS 133, therefore, the adoption of SFAS 133 will have no material effect on the Company's financial condition, results of operations or cash flows.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The Company's financial statements, together with the independent auditors' report thereon, are included in the section following Part IV of this report.

Item  9. Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
         Financial Disclosure
         --------------------

      None



                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     Certain information concerning the directors of the Company is incorporated by reference to pages 2 through 5 of the Proxy Statement of the Company (2001 Proxy Statement) which the Company intends to file no later than 120 days after its fiscal year end. Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of the Company."

Item 11. Executive Compensation
-------------------------------

     Information regarding executive compensation is incorporated by reference to pages 5 through 8 of the 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The following table sets forth, as of March 6, 2001, the information with respect to common stock ownership of all directors, including some who are 5% or more beneficial owners, and all officers and directors as a group. Also, listed are others known by the Company to own beneficially 5% or more of the shares of the Company's common stock.

                                     Amount and Nature           Percent
Name                            of Beneficial Ownership (1)      of Class
----                            ---------------------------      --------

Carol Jenkins Barnett                 11,814,765 (2)                5.69

Hoyt R. Barnett                       58,832,310 (3)               28.34

W. Edwin Crenshaw                        623,258                       *

Mark C. Hollis                         1,378,971 (4)                   *

Charles H. Jenkins, Jr.                2,170,863 (5)                1.05

Howard M. Jenkins                     11,941,221 (6)                5.75

Tina P. Johnson                        5,304,341 (7)                2.56

E. Vane McClurg                        1,728,002                       *

William H. Vass                            8,211                       *

All Officers and Directors
as a group (32 individuals)           93,004,188 (8)               44.81

All Other Beneficial Owners:
---------------------------

Publix Super Markets, Inc.
Employee Stock Ownership Plan         57,512,340                   27.71

Huntington National Bank              12,087,452 (9)                5.82

Nancy E. Jenkins                      14,638,789                    7.05

*Shares represent less than 1% of class.
 Note references are explained on the following page.

(1) As used in the table on the preceding page, "beneficial ownership" means the sole or shared voting or investment power with respect to the Company's common stock. Holdings of officers include shares allocated to their individual accounts in the Company's Employee Stock Ownership Plan (ESOP), over which each officer exercises sole voting power and shared investment power. In accordance with the beneficial ownership regulations, the same shares of common stock may be included as beneficially owned by more than one individual or entity. The address for all beneficial owners except Huntington National Bank is 1936 George Jenkins Boulevard, Lakeland, Florida 33815. The address for Huntington National Bank is 41 S. High Street, Columbus, Ohio 43215.

(2) Includes 1,218,149 shares of common stock which are also shown as beneficially owned by Carol Jenkins Barnett's husband, Hoyt R. Barnett, but excludes all other shares beneficially owned by Hoyt R. Barnett, as to which Carol Jenkins Barnett disclaims beneficial ownership.

(3) Hoyt R. Barnett is Trustee of the ESOP which is the record owner of 57,512,340 shares of common stock over which he has shared investment power. As Trustee, Hoyt R. Barnett exercises sole voting power over 978,551 shares in the ESOP because such shares have not been allocated to participants' accounts. For ESOP shares allocated to participants' accounts, Hoyt R. Barnett will vote shares as instructed by participants. Additionally, Hoyt R. Barnett will vote ESOP shares for which no instruction is received. Total shares beneficially owned include 1,218,149 shares also shown as beneficially owned by his wife, Carol Jenkins Barnett, but exclude all other shares beneficially owned by Carol Jenkins Barnett, as to which Hoyt R. Barnett disclaims beneficial ownership.

(4) Mark C. Hollis has shared voting and investment power over 1,378,547 shares of common stock.

(5) Charles H. Jenkins, Jr. is co-trustee of a trust which is the record owner of 532,807 shares of common stock over which he has shared voting and investment power.

(6) Howard M. Jenkins has sole voting and investment power over 1,910,753 shares of common stock which are held directly, sole voting and investment power over 5,947,054 shares which are held indirectly and shared voting and investment power over 4,046,093 shares which are held indirectly.

(7) Tina P. Johnson is Trustee of the 401(k) Plan - Publix Stock Fund which is the record owner of 5,243,286 shares of common stock over which she has sole voting and shared investment power.

(8)  Includes  62,755,626  shares of common  stock  owned by the ESOP and 401(k)
     Plan.

(9) Huntington National Bank has sole voting and investment power over 12,065,952 shares of common stock which are held in trusts and shared voting and investment power over 21,500 shares which are held in trusts.



Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     Information regarding certain relationships and related transactions is incorporated by reference to pages 2 through 5 and 8 of the 2001 Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K
-----------------------------------------------------------------------

(a)  Consolidated Financial Statements and Schedule
     ----------------------------------------------
     The   consolidated   financial   statements  and  schedule  listed  in  the
     accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K
     -------------------
     The Company filed no reports on Form 8-K during the fourth quarter of the year ended December 30, 2000.

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

                                                  PUBLIX SUPER MARKETS, INC.


March 6, 2001                                By:  /s/ John A. Attaway, Jr.
                                                  ------------------------
                                                  John A. Attaway, Jr.
                                                  Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                              Chairman of the Board, Chief
                              Executive Officer and Director
/s/ Howard M. Jenkins         (Principal Executive Officer)       March 6, 2001
---------------------------
Howard M. Jenkins


                              Chairman of the Executive
                              Committee, Chief Operating
/s/ Charles H. Jenkins, Jr.   Officer and Director                March 6, 2001
---------------------------
Charles H. Jenkins, Jr.



/s/ W. Edwin Crenshaw         President and Director              March 6, 2001
---------------------------
W. Edwin Crenshaw



/s/ Hoyt R. Barnett           Vice Chairman and Director          March 6, 2001
---------------------------
Hoyt R. Barnett



                              Senior Vice President
/s/ Tina P. Johnson           and Director                        March 6, 2001
---------------------------
Tina P. Johnson


                              Chief Financial Officer
                              and Treasurer
                              (Principal Financial and
/s/ David P. Phillips         Accounting Officer)                 March 6, 2001
---------------------------
David P. Phillips

                             PUBLIX SUPER MARKETS, INC.

              Index to Consolidated Financial Statements and Schedule



Independent Auditors' Report

Consolidated Financial Statements:

  Consolidated Balance Sheets - December 30, 2000 and December 25, 1999

  Consolidated Statements of Earnings - Years ended December 30, 2000,
    December 25, 1999 and December 26, 1998

  Consolidated Statements of Comprehensive Earnings - Years ended December 30,
    2000, December 25, 1999 and December 26, 1998

  Consolidated Statements of Stockholders' Equity - Years ended December 30,
    2000, December 25, 1999 and December 26, 1998

  Consolidated Statements of Cash Flows - Years ended December 30, 2000,
    December 25, 1999 and December 26, 1998

  Notes to Consolidated Financial Statements


The following consolidated financial statement schedule of the Company for the years ended December 30, 2000, December 25, 1999 and December 26, 1998 is submitted herewith:

Schedule:
  II - Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors and Stockholders
Publix Super Markets, Inc.:

We have audited the accompanying consolidated financial statements of Publix Super Markets, Inc. (the "Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. as of December 30, 2000 and December 25, 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                             KPMG LLP



Tampa, Florida
February 23, 2001





                            PUBLIX SUPER MARKETS, INC.

                           Consolidated Balance Sheets

                              December 30, 2000 and
                                December 25, 1999


                         Assets                           2000           1999
                         ------                           ----           ----

                                                      (Amounts are in thousands)

   Current assets:
     Cash and cash equivalents                        $  396,906        626,636
     Short-term investments                               21,028         28,233
     Trade receivables                                   102,126        107,185
     Merchandise inventories                             814,985        769,454
     Deferred tax assets                                  55,598         57,065
     Prepaid expenses                                      2,274          2,442
                                                      ----------      ---------

          Total current assets                         1,392,917      1,591,015
                                                      ----------      ---------



   Long-term investments                                 434,226        398,865
   Other noncurrent assets                                28,354         22,682

   Property, plant and equipment:
     Land                                                119,016        111,052
     Buildings and improvements                          765,825        702,322
     Furniture, fixtures and equipment                 2,033,736      1,927,899
     Leasehold improvements                              537,417        448,355
     Construction in progress                            201,258        117,759
                                                      ----------      ---------

                                                       3,657,252      3,307,387

     Less accumulated depreciation                     1,290,929      1,252,217
                                                      ----------      ---------

          Net property, plant and equipment            2,366,323      2,055,170
                                                      ----------      ---------

                                                      $4,221,820      4,067,732
                                                      ==========      =========


   See accompanying notes to consolidated financial statements.     (Continued)





                           PUBLIX SUPER MARKETS, INC.

                           Consolidated Balance Sheets

                              December 30, 2000 and
                                December 25, 1999


            Liabilities and Stockholders' Equity          2000           1999
            ------------------------------------          ----           ----

                                                      (Amounts are in thousands,
                                                        except share amounts)

   Current liabilities:
     Accounts payable                                 $  676,924        634,995
     Accrued expenses:
       Salaries and wages                                 57,090         52,591
       Contribution to retirement plans                  250,832        182,981
       Self-insurance reserves                            84,095         69,356
       Other                                             117,532        103,339
                                                      ----------      ---------

          Total accrued expenses                         509,549        408,267
                                                      ----------      ---------

     Federal and state income taxes                       29,668         32,496
                                                      ----------      ---------

          Total current liabilities                    1,216,141      1,075,758


   Deferred tax liabilities, net                         152,830        135,413
   Self-insurance reserves                               109,423        100,154
   Accrued postretirement benefit cost                    62,986         55,735
   Other noncurrent liabilities                           18,005         24,528
                                                      ----------      ---------


          Total liabilities                            1,559,385      1,391,588
                                                      ----------      ---------


   Stockholders' equity:
     Common stock of $1 par value.  Authorized
       300,000,000 shares; issued and outstanding
       204,972,803 shares in 2000 and 215,567,950
       shares in 1999                                    204,973        215,568
     Additional paid-in capital                          212,947        196,352
     Reinvested earnings                               2,252,661      2,271,323
                                                      ----------      ---------

                                                       2,670,581      2,683,243

     Accumulated other comprehensive earnings             (8,146)        (7,099)
                                                      ----------      ---------

          Total stockholders' equity                   2,662,435      2,676,144

   Commitments and contingencies                             ---            ---
                                                      ----------      ---------

                                                      $4,221,820      4,067,732
                                                      ==========      =========


   See accompanying notes to consolidated financial statements.

                             PUBLIX SUPER MARKETS, INC.

                       Consolidated Statements of Earnings

                  Years ended December 30, 2000, December 25, 1999
                               and December 26, 1998

                                              2000          1999           1998
                                              ----          ----           ----
                                                 (Amounts are in thousands,
                                                   except shares outstanding
                                                   and per share amounts)

Revenues:
  Sales                                   $14,575,031    13,068,900     12,067,125
  Other income, net                           149,205       136,661        128,188
                                          -----------   -----------    -----------

      Total revenues                       14,724,236    13,205,561     12,195,313
                                          -----------   -----------    -----------

Costs and expenses:
  Cost of merchandise sold, including
    store occupancy, warehousing
    and delivery expenses                  10,812,177     9,774,712      9,131,418
  Operating and administrative
    expenses                                3,088,506     2,711,280      2,479,507
                                          -----------   -----------    -----------

      Total costs and expenses             13,900,683    12,485,992     11,610,925
                                          -----------   -----------    -----------

Earnings before income tax expense            823,553       719,569        584,388

Income tax expense                            293,147       257,160        206,114
                                          -----------   -----------    -----------

Net earnings                              $   530,406       462,409        378,274
                                          ===========   ===========    ===========

Weighted average number of common
  shares outstanding                      210,145,666   216,160,316    217,383,413
                                          ===========   ===========    ===========

Basic and diluted earnings per common
  share based on weighted average
  shares outstanding                      $      2.52          2.14           1.74
                                          ===========   ===========    ===========

                             PUBLIX SUPER MARKETS, INC.

                 Consolidated Statements of Comprehensive Earnings

                  Years ended December 30, 2000, December 25, 1999
                               and December 26, 1998

                                              2000          1999           1998
                                              ----          ----           ----
                                                   (Amounts are in thousands)
Net earnings                                 $530,406       462,409        378,274

Other comprehensive earnings
Unrealized loss on investment
  securities available-for-sale,
  net of tax effect of ($1,253),
  ($6,089) and ($5,683) in 2000,
  1999 and 1998, respectively                  (1,995)       (9,707)        (9,078)

Reclassification adjustment for net
  realized loss on investment securities
  available-for-sale, net of tax effect
  of $595, $1,733 and $2,787 in 2000,
  1999 and 1998, respectively                     948         2,769          4,453
                                             --------       -------        -------

Comprehensive earnings                       $529,359       455,471        373,649
                                             ========       =======        =======

See accompanying notes to consolidated financial statements.




                                               PUBLIX SUPER MARKETS, INC.

                                   Consolidated Statements of Stockholders' Equity

                                  Years ended December 30, 2000, December 25, 1999
                                                and December 26, 1998

                                                                                     Common
                                                                                     stock
                                                                                    acquired   Accumulated     Total
                                                          Additional                  from        other        stock-
                                               Common      paid-in     Reinvested    stock-   comprehensive   holders'
                                                stock      capital      earnings     holders     earnings      equity
                                                -----      -------      --------     -------     --------      ------

                                                     (Amounts are in thousands, except per share and share amounts)

Balances at December 27, 1997                 $217,419     100,757     1,696,659          ---     4,464      2,019,299

Comprehensive earnings for the year                ---         ---       378,274          ---    (4,625)       373,649
Cash dividends, $.20 per share                     ---         ---       (43,752)         ---       ---        (43,752)
Contribution of 2,269,549 shares to
  retirement plans                                 738      31,780           ---       45,929       ---         78,447
6,298,211 shares acquired from stockholders        ---         ---           ---     (213,981)      ---       (213,981)
Sale of 3,471,695 shares to stockholders           757      19,935           ---       93,278       ---        113,970
Retirement of 2,051,992 shares                  (2,052)        ---       (72,722)      74,774       ---            ---
                                              --------     -------     ---------     --------    ------      ---------

Balances at December 26, 1998                  216,862     152,472     1,958,459          ---      (161)     2,327,632

Comprehensive earnings for the year                ---         ---       462,409          ---    (6,938)       455,471
Cash dividends, $.22 per share                     ---         ---       (47,846)         ---       ---        (47,846)
Contribution of 3,328,017 shares to
  retirement plans                                 ---        (517)          ---      152,633       ---        152,116
10,789,790 shares acquired from stockholders       ---         ---           ---     (492,892)      ---       (492,892)
Sale of 6,167,508 shares to stockholders           967      44,397           ---      236,299       ---        281,663
Retirement of 2,261,077 shares                  (2,261)        ---      (101,699)     103,960       ---            ---
                                              --------     -------     ---------     --------    ------      ---------

Balances at December 25, 1999                  215,568     196,352     2,271,323          ---    (7,099)     2,676,144

Comprehensive earnings for the year                ---         ---       530,406          ---    (1,047)       529,359
Cash dividends, $.27 per share                     ---         ---       (57,816)         ---       ---        (57,816)
Contribution of 3,319,596 shares to
  retirement plans                                 ---       1,505           ---      148,251       ---        149,756
16,464,016 shares acquired from stockholders       ---         ---           ---     (751,479)      ---       (751,479)
Sale of 2,549,273 shares to stockholders           347      15,090           ---      101,034       ---        116,471
Retirement of 10,941,939 shares                (10,942)        ---      (491,252)     502,194       ---            ---
                                              --------     -------     ---------     --------    ------      ---------

Balances at December 30, 2000                 $204,973     212,947     2,252,661          ---    (8,146)     2,662,435
                                              ========     =======     =========     ========    ======      =========


See accompanying notes to consolidated financial statements.





                             PUBLIX SUPER MARKETS, INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 30, 2000, December 25, 1999
                               and December 26, 1998


                                                  2000            1999           1998
                                                  ----            ----           ----

                                                     (Amounts are in thousands)

Cash flows from operating activities:
  Cash received from customers               $ 14,675,826      13,120,450      12,153,967
  Cash paid to employees and suppliers        (13,235,049)    (12,021,554)    (11,218,411)
  Dividends and interest received                  56,358          55,329          55,056
  Income taxes paid                              (276,433)       (214,773)       (194,385)
  Payment for self-insured claims                (153,021)       (135,464)       (123,481)
  Other operating cash receipts                       826             751             726
  Other operating cash payments                   (10,367)         (8,335)         (8,475)
                                             ------------     -----------     -----------

      Net cash provided by operating
          activities                            1,058,140         796,404         664,997
                                             ------------     -----------     -----------

Cash flows from investing activities:
  Payment for property, plant and
    equipment                                    (558,133)       (512,658)       (357,754)
  Proceeds from sale of property, plant
    and equipment                                   4,390           2,679           7,562
  Payment for investment securities -
    available-for-sale (AFS)                     (111,143)       (190,003)       (193,707)
  Proceeds from sale and maturity of
    investment securities - AFS                    75,349         130,609         164,999
  Other, net                                       (5,247)        (10,515)         (2,895)
                                             ------------     -----------     -----------

      Net cash used in investing activities      (594,784)       (579,888)       (381,795)
                                             ------------     -----------     -----------

Cash flows from financing activities:
  Proceeds from sale of common stock              116,471         281,663         113,970
  Payment for acquisition of common stock        (751,479)       (492,892)       (213,981)
  Dividends paid                                  (57,816)        (47,846)        (43,752)
  Other, net                                         (262)           (131)           (131)
                                             ------------     -----------     -----------

      Net cash used in financing activities      (693,086)       (259,206)       (143,894)
                                             ------------     -----------     -----------

Net (decrease) increase in cash and cash
  equivalents                                    (229,730)        (42,690)        139,308

Cash and cash equivalents at beginning
  of year                                         626,636         669,326         530,018
                                             ------------     -----------     -----------

Cash and cash equivalents at end of year     $    396,906         626,636         669,326
                                             ============     ===========     ===========


See accompanying notes to consolidated financial statements.         (Continued)





                             PUBLIX SUPER MARKETS, INC.

                      Consolidated Statements of Cash Flows
                                   (Continued)


                                                       2000       1999       1998
                                                       ----       ----       ----

                                                      (Amounts are in thousands)
Reconciliation of net earnings to net cash provided by operating activities

Net earnings                                        $  530,406    462,409    378,274

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                      226,950    199,428    181,020
    Retirement contributions paid or payable
      in common stock                                  218,790    193,227     84,532
    Deferred income taxes                               19,542     12,461     24,742
    Loss on sale of property, plant and
      equipment                                         15,683     20,015      4,877
    Loss on sale of investments                          1,543      4,586      7,240
    Self-insurance reserves in excess of
      current payments                                  24,008      9,141     12,886
    Postretirement accruals in excess of
      current payments                                   7,251      6,877      6,246
    Decrease in advance purchase
      allowances                                        (6,261)    (5,051)   (10,251)
    Other, net                                           3,922      3,249      4,540
    Change in cash from:
      Trade receivables                                  5,059    (35,918)        51
      Merchandise inventories                          (45,531)  (111,889)   (19,521)
      Prepaid expenses                                     168       (553)       264
      Accounts payable and accrued expenses             59,438      8,496      3,110
      Federal and state income taxes                    (2,828)    29,926    (13,013)
                                                    ----------   --------    -------

          Total adjustments                            527,734    333,995    286,723
                                                    ----------   --------    -------

Net cash provided by operating activities           $1,058,140    796,404    664,997
                                                    ==========   ========    =======


See accompanying notes to consolidated financial statements.

                             PUBLIX SUPER MARKETS, INC.

                     Notes to Consolidated Financial Statements

                        December 30, 2000, December 25, 1999
                              and December 26, 1998

(1)   Summary of Significant Accounting Policies
      ------------------------------------------

      (a)  Business
           --------
           The Company is in the business of operating retail food supermarkets in Florida, Georgia, South Carolina and Alabama. The Company operates in a single industry segment.

      (b)  Principles of Consolidation
           ---------------------------
           The consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

      (c)  Fiscal Year
           -----------
           The fiscal year ends on the last Saturday in December. Fiscal year 2000 includes 53 weeks. Fiscal years 1999 and 1998 include 52 weeks.

      (d)  Cash Equivalents
           ----------------
           The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

      (e)  Inventories
           -----------
           Inventories are valued at the lower of cost (principally the dollar value last-in, first-out method) or market value, including store inventories, which are calculated by the retail method.

      (f)  Property, Plant and Equipment and Depreciation
           ----------------------------------------------
           Assets  are   recorded  at  cost  and  are   depreciated   using  the
           straight-line method over their estimated useful lives or the terms of their leases, if shorter, as follows:

                   Buildings and improvements               10 - 40 years
                   Furniture, fixtures and equipment         3 - 20 years
                   Leasehold improvements                   10 - 40 years

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


                                                                     (Continued)

                             PUBLIX SUPER MARKETS, INC.

                     Notes to Consolidated Financial Statements


      (i)  Comprehensive Earnings
           ----------------------
           Comprehensive earnings includes net earnings and other comprehensive earnings. Other comprehensive earnings includes revenues, expenses, gains and losses that have been excluded from net earnings and recorded directly to stockholders' equity. Included in other comprehensive earnings for the Company are unrealized gains and losses on available-for-sale securities.

      (j)  Advertising Costs
           -----------------
           Advertising costs are expensed as incurred and were approximately $92,494,000, $88,466,000 and $85,240,000 for the fiscal years ended
           December 30, 2000, December 25, 1999 and December 26, 1998, respectively.

      (k)  Income Taxes
           ------------
           Deferred tax assets and liabilities are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse.

      (l)  Earnings Per Share
           ------------------
           Basic and diluted earnings per common share are calculated by dividing net earnings by the weighted average number of common shares outstanding. Basic and diluted earnings per common share are the same because the Company does not have options or other stock compensation programs that would impact the calculation of diluted earnings per share.

      (m)  Use of Estimates
           ----------------
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)   Merchandise Inventories
      -----------------------

      If the first-in, first-out method of valuing inventories had been used by the Company, inventories and current assets would have been higher than reported by approximately $112,606,000, $109,379,000 and $108,096,000 as of December 30, 2000, December 25, 1999 and December 26, 1998, respectively. Also, net earnings would have increased by approximately $1,584,000 or less than $.01 per share in 2000, $630,000 or less than $.01 per share in 1999 and $2,799,000 or $.01 per share in 1998.

(3)   Fair Value of Financial Instruments
      -----------------------------------

      The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

      Cash and cash equivalents: The carrying amount for cash and cash
      -------------------------
      equivalents approximates fair value.

      Investment securities: The fair values for marketable debt and equity
      ---------------------
      securities are based on quoted market prices.

      The carrying amount of the Company's financial instruments as of December 30, 2000 and December 25, 1999 approximated their respective fair values.



                                          2                          (Continued)

                             PUBLIX SUPER MARKETS, INC.

                     Notes to Consolidated Financial Statements


(4)   Investments
      -----------

      Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in other income, net. The Company had no held-to-maturity securities as of December 30, 2000 and December 25, 1999.

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

      Following is a summary of available-for-sale securities as of December 30, 2000 and December 25, 1999:

                                                Gross      Gross
                               Amortized     Unrealized  Unrealized      Fair
                                  Cost          Gains      Losses        Value
                                  ----          -----      ------        -----

                                            (Amounts are in thousands)
      2000
      ----
      Tax exempt bonds          $356,921        1,940       6,256       352,605
      Taxable bonds               13,537        2,353       3,044        12,846
      Equity securities           98,057        2,115      10,369        89,803
                                --------        -----      ------       -------

                                $468,515        6,408      19,669       455,254
                                ========        =====      ======       =======

      1999
      ----
      Tax exempt bonds          $329,125          585       8,603       321,107
      Taxable bonds               15,797        2,729       2,325        16,201
      Equity securities           93,731        1,341       5,282        89,790
                                --------        -----      ------       -------

                                $438,653        4,655      16,210       427,098
                                ========        =====      ======       =======


      For the fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998, the realized gains on sales of available-for-sale securities totaled $1,388,000, $1,566,000 and $4,176,000, respectively, and the realized losses totaled  $2,931,000,  $6,152,000 and  $11,416,000, respectively.



                                          3                          (Continued)

                             PUBLIX SUPER MARKETS, INC.

                     Notes to Consolidated Financial Statements


      The amortized cost and estimated fair value of debt and marketable equity securities classified as available-for-sale as of December 30, 2000 and December 25, 1999, by expected maturity, are as follows:

                                           2000                     1999
                                   --------------------     --------------------

                                   Amortized      Fair      Amortized      Fair
                                      Cost        Value        Cost        Value
                                      ----        -----        ----        -----

                                              (Amounts are in thousands)

      Due in one year or less       $ 21,926     21,028        28,513     28,233
      Due after one year through
        five years                    79,920     80,396        58,848     58,930
      Due after five years through
        ten years                     30,538     30,726        22,987     22,594
      Due after ten years            238,074    233,301       234,574    227,551
                                    --------    -------       -------    -------

                                     370,458    365,451       344,922    337,308
      Equity securities               98,057     89,803        93,731     89,790
                                    --------    -------       -------    -------

                                    $468,515    455,254       438,653    427,098
                                    ========    =======       =======    =======


(5)   Postretirement Benefits
      -----------------------

      The Company provides life insurance benefits for salaried and hourly full-time employees. Such employees retiring from the Company on or after attaining age 55 and having ten years of credited full-time service are entitled to life insurance benefits. The Company funds the life insurance benefits on a pay-as-you-go basis. During 2000, 1999 and 1998, the Company made benefit payments to beneficiaries of retirees of approximately $1,165,000, $1,877,000 and $1,361,000, respectively.



                                          4                          (Continued)

                             PUBLIX SUPER MARKETS, INC.

                     Notes to Consolidated Financial Statements


      The following tables provide a reconciliation of the changes in the benefit obligations and fair value of plan assets and a statement of the funded status as of December 30, 2000 and December 25, 1999:

                                                        2000        1999
                                                        ----        ----

                                                  (Amounts are in thousands)

      Change in benefit obligation:
        Benefit obligation as of beginning of year   $ 61,688      61,937
        Service cost                                    3,429       3,754
        Interest cost                                   4,987       4,551
        Actuarial loss (gain)                             404      (6,677)
        Benefit payments                               (1,165)     (1,877)
                                                     --------     -------

        Benefit obligation as of end of year         $ 69,343      61,688
                                                     ========     =======

      Change in fair value of plan assets:
        Fair value of plan assets as of beginning
          of year                                    $    ---         ---
        Employer contributions                          1,165       1,877
        Benefit payments                               (1,165)     (1,877)
                                                     --------     -------

        Fair value of plan assets as of end of year  $    ---         ---
                                                     ========     =======

      Funded status                                  $(69,343)    (61,688)
      Unrecognized actuarial loss                       6,357       5,953
                                                     --------     -------

      Accrued postretirement benefit cost            $(62,986)    (55,735)
                                                     ========     =======


      Following are the actuarial assumptions that were used in the calculation of the year end benefit obligation:

                                                 2000       1999        1998
                                                 ----       ----        ----

      Discount rate                              7.75%      7.75%       7.00%
      Rate of compensation increase              4.00%      4.00%       4.00%

      Net periodic postretirement benefit cost consists of the following components:

                                                 2000       1999        1998
                                                 ----       ----        ----

                                                  (Amounts are in thousands)

      Service cost                              $3,429      3,754       3,124
      Interest cost                              4,987      4,551       4,097
      Recognized actuarial loss                    ---        449         386
                                                ------      -----       -----

      Net periodic postretirement benefit cost  $8,416      8,754       7,607
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



                                          5                          (Continued)

                             PUBLIX SUPER MARKETS, INC.

                     Notes to Consolidated Financial Statements


(6)   Retirement Plans
      ----------------

      The Company has a trusteed,  noncontributory Employee Stock Ownership Plan
      (ESOP) for the benefit of eligible employees. The amount of the Company's discretionary contribution to the ESOP is determined annually by the Board of Directors and can be made in Company common stock or cash. The expense recorded for contributions to this plan was approximately $204,968,000 in 2000, $90,256,000 in 1999 and $73,048,000 in 1998.

      Prior to 2000, the Company had a trusteed, noncontributory Profit Sharing Plan for the benefit of eligible employees. The amount of the Company's discretionary contribution to this plan was determined annually by the Board of Directors and was made in Company common stock or cash. The expense recorded for contributions to this plan was approximately $92,731,000 in 1999 and $73,048,000 in 1998. Effective December 31, 1999,
      the Company merged the Profit Sharing Plan into the ESOP.

      The Company has a 401(k) plan for the benefit of eligible employees. The 401(k) plan is a voluntary defined contribution plan. Eligible employees may contribute up to 8% of their annual compensation, subject to the maximum contribution limits established by Federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2000, 1999 and 1998, the Board of Directors approved a match of 50% of eligible contributions up to 3% of eligible wages, not to exceed a maximum match of $750 per employee. The match, which is determined as of the last day of the plan year and paid in the subsequent plan year, is in the form of common stock of the Company. The expense recorded for the Company's match to the 401(k) plan was approximately $13,822,000 in 2000, $12,715,000 in
      1999 and $11,484,000 in 1998.

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



                                          6                          (Continued)

                             PUBLIX SUPER MARKETS, INC.

                     Notes to Consolidated Financial Statements


(7)   Income Taxes
      ------------

      The provision for income taxes consists of the following:

                                                Current     Deferred     Total
                                                -------     --------     -----

                                                   (Amounts are in thousands)
      2000
      ----
      Federal                                   $233,284     16,761     250,045
      State                                       40,321      2,781      43,102
                                                --------     ------     -------

                                                $273,605     19,542     293,147
                                                ========     ======     =======

      1999
      ----
      Federal                                   $208,413     10,606     219,019
      State                                       36,286      1,855      38,141
                                                --------     ------     -------

                                                $244,699     12,461     257,160
                                                ========     ======     =======

      1998
      ----
      Federal                                   $154,384     21,128     175,512
      State                                       26,988      3,614      30,602
                                                --------     ------     -------

                                                $181,372     24,742     206,114
                                                ========     ======     =======


      The actual tax expense for 2000, 1999 and 1998 differs from the "expected" tax expense for those years (computed by applying the U.S. Federal corporate tax rate of 35% to earnings before income taxes) as follows:

                                                    2000       1999        1998
                                                    ----       ----        ----

                                                    (Amounts are in thousands)

      Computed "expected" tax expense           $288,243    251,849     204,536
      State income taxes (net of
        Federal income tax benefit)               28,016     24,792      19,892
      Tax exempt interest                        (12,990)   (13,466)    (11,663)
      Other, net                                 (10,122)    (6,015)     (6,651)
                                                --------    -------     -------

                                                $293,147    257,160     206,114
                                                ========    =======     =======



                                          7                          (Continued)

                             PUBLIX SUPER MARKETS, INC.

                     Notes to Consolidated Financial Statements


      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 30, 2000 and December 25, 1999 are as follows:

                                                           2000          1999
                                                           ----          ----

                                                      (Amounts are in thousands)

      Deferred tax assets:
        Self-insurance reserves                        $ 71,115        63,446
        Advance purchase allowances                      12,589        23,731
        Postretirement benefit cost                      24,297        21,503
        Retirement plan contributions                    20,121        17,410
        Inventory capitalization                          9,497         8,020
        Other                                            15,472        11,879
                                                       --------       -------

      Total deferred tax assets                        $153,091       145,989
                                                       ========       =======

      Deferred tax liabilities:
        Property, plant and equipment,
          principally due to depreciation              $248,287       222,733
        Other                                             2,036         1,604
                                                       --------       -------

      Total deferred tax liabilities                   $250,323       224,337
                                                       ========       =======


      The  Company  expects  the  results  of  future   operations  to  generate
      sufficient taxable income to allow utilization of deferred tax assets.

 (8)  Commitments and Contingencies
      -----------------------------

      (a)  Operating Leases
           ----------------
           The Company conducts a major portion of its retail operations from leased store premises generally subject to 20 year leases. Contingent rentals paid to lessors of certain store facilities are determined on the basis of a percentage of sales in excess of stipulated minimums plus, in certain instances, reimbursement of taxes and insurance.

           Total rental expense, net of sublease rental income, for the years ended December 30, 2000, December 25, 1999 and December 26, 1998, is as follows:

                                             2000        1999        1998
                                             ----        ----        ----

                                              (Amounts are in thousands)

           Minimum rentals                $200,267     178,812     167,536
           Contingent rentals               11,498      10,685      10,259
           Sublease rental income           (8,260)     (7,028)     (6,189)
                                          --------     -------     -------

                                          $203,505     182,469     171,606
                                          ========     =======     =======



                                          8                          (Continued)

                             PUBLIX SUPER MARKETS, INC.

                     Notes to Consolidated Financial Statements


           As of December 30, 2000, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:

                                  Minimum           Sublease
                                   Rental            Rental
           Year                 Commitments          Income             Net
           ----                 -----------          ------             ---

                                            (Amounts are in thousands)

           2001                 $  205,024            7,853            197,171
           2002                    203,434            6,101            197,333
           2003                    200,954            3,542            197,412
           2004                    197,313            2,259            195,054
           2005                    192,166              936            191,230
           Thereafter            1,712,779              917          1,711,862
                                ----------           ------          ---------

                                $2,711,670           21,608          2,690,062
                                ==========           ======          =========

           The Company also owns shopping centers which are leased to tenants for minimum monthly rentals plus, in certain instances, contingent rentals. Contingent rentals received are determined on the basis of a percentage of sales in excess of stipulated minimums plus, in certain instances, reimbursement of taxes and insurance. Contingent rentals were estimated at December 30, 2000 and are included in trade receivables. Rental income was approximately $11,513,000 in 2000, $9,508,000 in 1999 and $8,655,000 in 1998. The approximate amounts of minimum future rental payments to be received under noncancelable operating leases are $10,141,000, $8,708,000, $6,931,000, $4,942,000 and $3,080,000 for the years 2001 through 2005, respectively, and $12,413,000 thereafter.

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

      (c)  Litigation
           ----------
           The Company was a defendant in a class action filed in April 1997 in the Federal District Court for the Middle District of Florida (the "Tampa Court") by Lemuel Middleton and other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Middleton case"). In their Complaint, the plaintiffs alleged that the Company had been and was engaged in a pattern and practice of race-based discriminatory treatment of black employees and applicants with respect to hiring, promotion, job assignment, conditions of employment, and other employment aspects, all in violation of Federal and state law.

           On March 22, 1999, the Tampa Court certified the suit as a class action, but limited the class to those black employees and former black employees of the Company who had sought to be promoted or who had been discharged from employment at the Company's retail supermarket stores in Florida since April 3, 1993, and at retail supermarket stores in Georgia since January 14, 1995.



                                          9                          (Continued)

                             PUBLIX SUPER MARKETS, INC.

                     Notes to Consolidated Financial Statements


           On December 29, 2000, the Company and the plaintiffs in the Middleton case filed a proposed Consent Decree and other documents that, if approved by the Tampa Court, would resolve all claims asserted in the Middleton case. Under the terms of the proposed Consent Decree, the Company would pay $2.25 million to resolve promotion claims, $5.45 million to resolve discharge claims, $400,000 to the class representatives and $2.4 million for the plaintiffs' attorneys' fees. The Company also would agree to continue its system of registration of interest in promotions and its process of setting promotion goals in accordance with the registered interest, to establish a discharge review process and to modify its testing procedures for management promotions in its retail supermarket stores. The Company and the plaintiffs in the Middleton case also agreed to extend the relief set forth in the proposed Consent Decree to current and former black employees in the Company's retail supermarket stores in South Carolina since April 3, 1994 and Alabama since July 31, 1996. The Tampa Court is scheduled to conduct a fairness hearing on the proposed Consent Decree on June 18, 2001.

           On November 6, 1997, another purported class action was filed against the Company in the Tampa Court by Shirley Dyer and other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Dyer case"). In their Complaint, the plaintiffs alleged that the Company had been and was violating Federal and state civil rights statutes by discriminating against female employees and applicants with respect to hiring, promotion, training, compensation, discipline, demotion and termination, and/or retaliation for bringing allegations of discrimination. On March 21, 2000, the Tampa Court entered an order denying the Dyer case plaintiffs' request for class certification. At the Company's request, the Tampa Court severed the claims of three of the plaintiffs including Ms. Dyer. As a result, the Company no longer considers the Dyer case or those of the two other plaintiffs whose claims were severed to be material.

           The remaining plaintiffs from the former Dyer case, who are asserting claims relating to the Company's warehousing and distribution and security operations, are proceeding in the Tampa Court with Violet McGee as the lead plaintiff (the "McGee case"). The plaintiffs in the McGee case are seeking an opportunity to add or substitute additional plaintiffs and again to request class certification.

           On June 29, 1999, another purported class action was filed against the Company in the Tampa Court by Lisa Lisenby, individually and on behalf of other persons similarly situated (the "Lisenby case"). In her Complaint, the plaintiff alleged that the Company had been and was violating Federal statutory law by discriminating against female applicants and employees in the Company's manufacturing plants and distribution centers. On March 22, 2000, the Tampa Court entered an order at the request of the Company transferring the Lisenby case to the Federal District Court for the Northern District of Georgia (the "Atlanta Court"). On December 19, 2000, the Atlanta Court denied the plaintiff's motion for class certification and she can now proceed to trial on her individual claims. As a result, the Company no longer considers the Lisenby case to be material.



                                         10                          (Continued)

                             PUBLIX SUPER MARKETS, INC.

                     Notes to Consolidated Financial Statements


           On October 23, 2000, another purported class action was filed against the Company in the Federal District Court for the Southern District of Florida by Joaquin A. Garcia and other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Garcia case"). In their Complaint, the plaintiffs alleged that the Company had been and was engaged in a pattern and practice of national origin discrimination against Hispanic employees and applicants in the Company's warehouses with respect to hiring, promotion, discharges and conditions of employment, all in violation of Federal and state law.

           The Company denies the allegations of the plaintiffs in the McGee and Garcia cases and is vigorously defending the actions. Although these cases are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect the ultimate resolution of these actions to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

           The Company is also a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.


(9)   Quarterly Information (unaudited)
      ---------------------------------
      Following is a summary of the quarterly results of operations for the fiscal years ended December 30, 2000 and December 25, 1999. All quarters have 13 weeks except the fourth quarter of 2000 which has 14 weeks.


                                                 Quarter Ended
                            ----------------------------------------------------

                            (Amounts are in thousands, except per share amounts)

                               March         June        September      December
                               -----         ----        ---------      --------

      2000
      ----
      Revenues              $3,649,252     3,514,030     3,502,642     4,058,312
      Costs and expenses    $3,427,026     3,313,763     3,325,798     3,834,096
      Net earnings          $  142,363       128,266       113,860       145,917
      Basic and diluted
        earnings per common
        share, based on
        weighted average
        shares outstanding  $      .67           .60           .55           .70

      1999
      ----
      Revenues              $3,394,420     3,172,465     3,191,094     3,447,582
      Costs and expenses    $3,207,893     2,991,639     3,031,188     3,255,272
      Net earnings          $  118,568       116,099       103,368       124,374
      Basic and diluted
        earnings per common
        share, based on
        weighted average
        shares outstanding  $      .55           .54           .48           .57



                                         11                          (Continued)



                                                                         Schedule II
                                                                         -----------
                             PUBLIX SUPER MARKETS, INC.

                        Valuation and Qualifying Accounts

                  Years ended December 30, 2000, December 25, 1999
                               and December 26, 1998
                             (Amounts are in thousands)



                                        Balance at      Additions      Deductions     Balance at
                                        beginning       charged to        from          end of
              Description                of year         income         reserves         year
              -----------                -------         ------         --------         ----

   Year ended December 30, 2000

   Reserves not deducted from assets:
     Self-insurance reserves:
       -Current                         $ 69,356        167,760        153,021         84,095
       -Noncurrent                       100,154          9,269            ---        109,423
                                        --------        -------        -------        -------

                                        $169,510        177,029        153,021        193,518
                                        ========        =======        =======        =======

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

