Form 10-Q
period 2001-03-31
PUBLIX SUPER MARKETS INC
filed 2001-05-15
CIK 81061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2001
                                                        --------------


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ____________ to ______________




                          Commission File Number 0-981
                          ----------------------------




                           PUBLIX SUPER MARKETS, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)




          Florida                              59-0324412
-------------------------------    -----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)



1936 George Jenkins Blvd.
Lakeland, Florida                                   33815
----------------------------------------           --------
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

Yes     X               No _______
    --------

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of April 30, 2001 was 206,078,147.




                                  Page 1 of 10 pages

                          PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                            PUBLIX SUPER MARKETS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Amounts are in thousands, except share amounts)

                                     ASSETS
                                              March 31, 2001   December 30, 2000
                                              --------------   -----------------
                                                        (Unaudited)
Current Assets
--------------
Cash and cash equivalents                       $  487,829             396,906
Short-term investments                              14,356              21,028
Trade receivables                                   89,227             102,126
Merchandise inventories                            774,698             814,985
Deferred tax assets                                 61,705              55,598
Prepaid expenses                                     7,605               2,274
                                                ----------          ----------

    Total Current Assets                         1,435,420           1,392,917
                                                ----------          ----------

Long-term investments                              471,517             434,226
Other noncurrent assets                             34,514              28,354
Property, plant and equipment                    3,802,188           3,657,252
Accumulated depreciation                        (1,346,055)         (1,290,929)
                                                ----------          ----------

         Total Assets                           $4,397,584           4,221,820
                                                ==========          ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts payable                                $  651,764             676,924
Accrued contribution to retirement plans           110,356             250,832
Accrued salaries and wages                          70,533              57,090
Accrued self-insurance reserves                     90,098              84,095
Federal and state income taxes                      95,776              29,668
Other                                              175,081             117,532
                                                ----------          ----------

    Total Current Liabilities                    1,193,608           1,216,141
                                                ----------          ----------

Deferred tax liabilities, net                      154,107             152,830
Self-insurance reserves                            114,130             109,423
Accrued postretirement benefit cost                 64,425              62,986
Other noncurrent liabilities                        16,439              18,005

Stockholders' Equity
--------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares; issued 207,716,755
  shares at March 31, 2001 and 204,972,803
  shares at December 30, 2000                      207,717             204,973
Additional paid-in capital                         344,337             212,947
Reinvested earnings                              2,337,270           2,252,661
                                                ----------          ----------
                                                 2,889,324           2,670,581
Less 600,705 treasury shares
  at March 31, 2001, at cost                       (28,984)                ---

Accumulated other comprehensive earnings            (5,465)             (8,146)
                                                ----------          ----------

    Total Stockholders' Equity                   2,854,875           2,662,435
                                                ----------          ----------

         Total Liabilities and Stockholders'
           Equity                               $4,397,584           4,221,820
                                                ==========          ==========


See accompanying notes to condensed consolidated financial statements.



                            PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          (Amounts are in thousands, except per share and share amounts)


                                                     Three Months Ended

                                              March 31, 2001      March 25, 2000
                                              --------------      --------------
                                                         (Unaudited)
Revenues
--------
Sales                                         $  3,917,490           3,614,322
Other income, net                                   39,761              34,930
                                              ------------         -----------

    Total revenues                               3,957,251           3,649,252
                                              ------------         -----------


Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                       2,896,455           2,691,830
Operating and administrative expenses              825,085             735,196
                                              ------------         -----------

    Total costs and expenses                     3,721,540           3,427,026
                                              ------------         -----------

Earnings before income tax expense                 235,711             222,226

Income tax expense                                  84,825              79,863
                                              ------------         -----------

Net earnings                                  $    150,886             142,363
                                              ============         ===========

Weighted average number of common
  shares outstanding                           205,241,255         213,832,605
                                              ============         ===========

Basic and diluted earnings per common
  share based on weighted average shares
  outstanding                                 $        .74                 .67
                                              ============         ===========

Cash dividends paid per common share                  None                None


              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                              (Amounts are in thousands)

                                                     Three Months Ended

                                              March 31, 2001      March 25, 2000
                                              --------------      --------------
                                                         (Unaudited)
Net earnings                                  $    150,886             142,363

Other comprehensive earnings
Unrealized gain (loss) on investment
  securities available-for-sale,
  net of tax effect of $1,949 and
  ($3,119) in 2001 and 2000, respectively            3,103              (4,966)

Reclassification adjustment for net
  realized (gain) loss on investment
  securities available-for-sale, net
  of tax effect of ($265) and $870 in
  2001 and 2000, respectively                         (422)              1,385
                                              ------------         -----------

Comprehensive earnings                        $    153,567             138,782
                                              ============         ===========


See accompanying notes to condensed consolidated financial statements.



                           PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts are in thousands)


                                                     Three Months Ended

                                              March 31, 2001      March 25, 2000
                                              --------------      --------------
                                                          (Unaudited)
Cash flows from operating activities
------------------------------------
  Cash received from customers                 $ 3,956,095           3,660,352
  Cash paid to employees and suppliers          (3,515,285)         (3,230,612)
  Dividends and interest received                   13,220              14,873
  Income taxes paid                                (25,230)            (15,801)
  Payment for self-insured claims                  (41,134)            (34,381)
  Other operating cash receipts                        218                 200
  Other operating cash payments                     (1,464)             (1,167)
                                               -----------          ----------

      Net cash provided by operating
          activities                               386,420             393,464
                                               -----------          ----------

Cash flows from investing activities
------------------------------------
  Payment for property, plant and
    equipment                                     (155,665)           (121,588)
  Proceeds from sale of property, plant
    and equipment                                      502                 926
  Payment for investment securities -
    available-for-sale (AFS)                       (49,163)            (20,011)
  Proceeds from sale and maturity of
    investment securities - AFS                     22,303              13,734
  Other, net                                        (6,031)                549
                                               -----------          ----------

      Net cash used in investing activities       (188,054)           (126,390)
                                               -----------          ----------

Cash flows from financing activities
------------------------------------
  Proceeds from sale of common stock                25,817              21,212
  Payment for acquisition of common stock         (133,260)           (252,476)
  Other, net                                           ---                (131)
                                               -----------          ----------

      Net cash used in financing activities       (107,443)           (231,395)
                                               -----------          ----------

Net increase in cash and cash equivalents           90,923              35,679

Cash and cash equivalents at beginning
  of period                                        396,906             626,636
                                               -----------          ----------

Cash and cash equivalents at end of period     $   487,829             662,315
                                               ===========          ==========



















See accompanying notes to condensed consolidated financial statements.
                                                                     (Continued)



                           PUBLIX SUPER MARKETS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           (Amounts are in thousands)


                                                     Three Months Ended

                                              March 31, 2001      March 25, 2000
                                              --------------      --------------
                                                          (Unaudited)
Reconciliation of net earnings to net cash
  provided by operating activities

Net earnings                                     $ 150,886             142,363

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                   60,867              54,008
    Retirement contributions paid or payable
      in common stock                               61,840              57,413
    Deferred income taxes                           (6,513)               (865)
    Loss on sale of property, plant and
      equipment                                      4,497               3,971
    (Gain) loss on sale of investments                (687)              2,255
    Self-insurance reserves in excess of
      current payments                              10,710               6,441
    Postretirement accruals in excess of
      current payments                               1,439               1,858
    Decrease in advance purchase
      allowances                                    (1,566)             (1,565)
    Other, net                                       1,152                 903
    Change in cash from:
      Trade receivables                             12,899              23,860
      Merchandise inventories                       40,287              61,747
      Prepaid expenses                              (5,331)             (5,093)
      Accounts payable and accrued expenses        (10,168)            (18,759)
      Federal and state income taxes                66,108              64,927
                                                 ---------             -------

          Total adjustments                        235,534             251,101
                                                 ---------             -------

Net cash provided by operating activities        $ 386,420             393,464
                                                 =========             =======



























See accompanying notes to condensed consolidated financial statements.

                            PUBLIX SUPER MARKETS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are necessary for the fair statement of results for the interim period. These condensed consolidated financial statements should be read in conjunction with the fiscal 2000 Form 10-K Annual Report of the Company.

2. Due to the seasonal nature of the Company's business, the results for the three months ended March 31, 2001 are not necessarily indicative of the results for the entire 2001 fiscal year.

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

4. Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

5. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) effective for fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) which deferred the effective date of adoption of SFAS 133 for one year. SFAS 133 requires that derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. The Company does not have derivatives or enter into hedging activities as defined by SFAS 133, therefore, the adoption of SFAS 133 did not have any material effect on the Company's financial condition, results of operations or cash flows.

                            PUBLIX SUPER MARKETS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Liquidity and Capital Resources
-------------------------------

     Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $386.4 million in the quarter ended March 31, 2001, as compared with $393.5 million in the quarter ended March 25, 2000. Cash and cash equivalents totaled $487.8 million as of March 31, 2001, as compared with $662.3 million as of March 25, 2000.

     Capital expenditures totaled approximately $155.7 million in the quarter ended March 31, 2001. These expenditures were primarily incurred in connection with the opening of 11 new stores and remodeling or expanding 19 stores. In addition, the Company closed nine stores. The net impact of new and closed stores (net new stores) added an additional .17 million square feet in the first quarter of 2001, a .59% increase. Significant expenditures were also incurred in the expansion of warehouses in Lakeland, Florida and the development of an online grocery shopping service, PublixDirect. Capital expenditures totaled approximately $121.6 million in the quarter ended March 25, 2000. These expenditures were primarily incurred in connection with the opening of 14 new stores and remodeling or expanding 18 stores. In addition, the Company closed two stores. Net new stores added an additional .55 million square feet in the first quarter of 2000, a 1.98% increase. Significant expenditures were also incurred in the expansion of warehouses in Lakeland, Florida.

     Capital expenditures for the remainder of 2001, primarily made up of new store, warehouse and office construction, remodeling or expanding of many existing stores, new or enhanced information technology applications and the continued development of PublixDirect, are expected to be approximately $544.3 million. This capital program is subject to continuing change and review. The remaining 2001 capital expenditures are expected to be financed by internally generated funds and current liquid assets. In the normal course of operations, the Company replaces stores and closes unprofitable stores. The impact of future store closings is not expected to be material.

     The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan. Net common stock repurchases under this plan totaled approximately $107.4 million in the quarter ended March 31, 2001, as compared with $231.3 million in the quarter ended March 25, 2000. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value. However, such purchases are not required and the Company retains the right to discontinue them at any time.

     On March 1, 2001, the Company declared a cash dividend of $.32 per share payable on June 1, 2001, to stockholders of record as of the close of business March 30, 2001.

     Cash generated in excess of the amount needed for current operations, capital expenditures and common stock repurchases is invested in short-term and long-term investments. Management believes the Company's liquidity will continue to be strong.

Operating Results
-----------------

     Sales for the first quarter of 2001 were $3.9 billion as compared with $3.6 billion in the same quarter in 2000, an 8.4% increase. This reflects an increase of $148.2 million or 4.1% in sales from stores that were open for all of both quarters (comparable stores) and sales of $155.0 million or 4.3% from net new stores since the beginning of the first quarter of 2000.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 73.9% for the quarter ended March 31, 2001 and 74.5% for the quarter ended March 25, 2000. The decrease in cost of merchandise sold, as a percentage of sales, was primarily due to continuing improvements in buying practices, promotional efficiencies and a shifting of the sales mix toward higher margin products.

     Operating and administrative expenses, as a percentage of sales, were approximately 21.1% and 20.3% for the quarters ended March 31, 2001 and March 25, 2000, respectively. The increase in operating and administrative expenses, as a percentage of sales, was primarily due to higher employee benefit costs and higher utility costs.

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

                            PUBLIX SUPER MARKETS, INC.

                            PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     There have been no material developments in the legal proceedings described in the Company's Form 10-K for the year ended December 30, 2000. In addition, there have been no new material legal proceedings initiated against the Company since the filing of the Company's Form 10-K.

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

     Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     Not Applicable.

Item 5.   Other Information
---------------------------

     Not Applicable.

Item 6(a) Exhibits
------------------

     10. Indemnification Agreement, in the form attached hereto as Exhibit 10, between the Company and all of its current directors and officers. Such directors and officers are listed as follows:

          John A. Attaway, Jr.                Howard M. Jenkins
          Carol Jenkins Barnett               Tina P. Johnson
          Hoyt R. Barnett                     Linda S. Kane
          Jesse L. Benton                     James J. Lobinsky
          David E. Bornmann                   E. Vane McClurg
          David E. Bridges                    Thomas M. McLaughlin
          Joseph W. Carvin                    Sharon A. Miller
          R. Scott Charlton                   Robert H. Moore
          W. Edwin Crenshaw                   Thomas M. O'Connor
          David S. Duncan                     David P. Phillips
          William V. Fauerbach                Henry J. Pileggi, Jr.
          John R. Frazier                     James H. Rhodes II
          Mark C. Hollis                      Daniel M. Risener
          M. Clayton Hollis, Jr.              Richard J. Schuler II
          Mark R. Irby                        Edward T. Shivers
          Charles H. Jenkins, Jr.             William H. Vass

     21.  Subsidiaries of the Company.

Item 6(b) Reports on Form 8-K
-----------------------------

     No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                          PUBLIX SUPER MARKETS, INC.



Date:  May 11, 2001       /s/ John A. Attaway, Jr.
                          ------------------------------------------
                          John A. Attaway, Jr., Secretary





Date:  May 11, 2001       /s/ David P. Phillips
                          ------------------------------------------
                          David P. Phillips, Chief Financial Officer
                          and Treasurer (Principal Financial and
                          Accounting Officer)