Form 10-Q
period 2001-06-30
PUBLIX SUPER MARKETS INC
filed 2001-08-14
CIK 81061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001
                                                        -------------

                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ____________ to ______________


                          Commission File Number 0-981
                          ----------------------------


                           PUBLIX SUPER MARKETS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          Florida                              59-0324412
-------------------------------    -----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)



1936 George Jenkins Blvd.
Lakeland, Florida                                    33815
---------------------------------------            --------
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

Yes     X               No _______
     --------

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of July 31, 2001 was 202,047,959.


                               Page 1 of 12 pages

                          PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements
------------------------------

                            PUBLIX SUPER MARKETS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Amounts are in thousands, except share amounts)

                                     ASSETS
                                               June 30, 2001   December 30, 2000
                                               -------------   -----------------
                                                        (Unaudited)
Current Assets
--------------
Cash and cash equivalents                       $  184,689             396,906
Short-term investments                              13,546              21,028
Trade receivables                                   82,019             102,126
Merchandise inventories                            782,992             814,985
Deferred tax assets                                 59,185              55,598
Prepaid expenses                                     9,643               2,274
                                                ----------          ----------

    Total Current Assets                         1,132,074           1,392,917
                                                ----------          ----------

Long-term investments                              468,652             434,226
Other noncurrent assets                             37,110              28,354

Property, plant and equipment                    3,846,441           3,657,252
  Less accumulated depreciation                 (1,290,031)         (1,290,929)
                                                ----------          ----------

    Net property, plant and equipment            2,556,410           2,366,323
                                                ----------          ----------

         Total Assets                           $4,194,246           4,221,820
                                                ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts payable                                $  634,287             676,924
Accrued contribution to retirement plans           156,916             250,832
Accrued salaries and wages                          83,486              57,090
Accrued self-insurance reserves                     93,073              84,095
Federal and state income taxes                       4,814              29,668
Other                                              129,124             117,532
                                                ----------          ----------

    Total Current Liabilities                    1,101,700           1,216,141
                                                ----------          ----------

Deferred tax liabilities, net                      153,542             152,830
Self-insurance reserves                            117,815             109,423
Accrued postretirement benefit cost                 66,344              62,986
Other noncurrent liabilities                        17,032              18,005

Stockholders' Equity
--------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares; issued 207,716,755
  shares at June 30, 2001 and 204,972,803
  shares at December 30, 2000                      207,717             204,973
Additional paid-in capital                         344,337             212,947
Reinvested earnings                              2,457,186           2,252,661
                                                ----------          ----------
                                                 3,009,240           2,670,581
Less 5,503,991 treasury shares
  at June 30, 2001, at cost                       (266,535)                ---

Accumulated other comprehensive earnings            (4,892)             (8,146)
                                                ----------          ----------

    Total Stockholders' Equity                   2,737,813           2,662,435
                                                ----------          ----------

         Total Liabilities and Stockholders'
           Equity                               $4,194,246           4,221,820
                                                ==========          ==========

See accompanying notes to condensed consolidated financial statements.

                            PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          (Amounts are in thousands, except per share and share amounts)

                                                     Three Months Ended

                                              June 30, 2001       June 24, 2000
                                              -------------       -------------
                                                         (Unaudited)
Revenues
--------
Sales                                         $  3,708,866           3,476,602
Other income, net                                   36,763              37,428
                                              ------------         -----------

    Total revenues                               3,745,629           3,514,030
                                              ------------         -----------

Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                       2,731,948           2,569,497
Operating and administrative expenses              827,439             744,266
                                              ------------         -----------

    Total costs and expenses                     3,559,387           3,313,763
                                              ------------         -----------

Earnings before income tax expense                 186,242             200,267

Income tax expense                                  66,380              72,001
                                              ------------         -----------

Net earnings                                  $    119,862             128,266
                                              ============         ===========

Weighted average number of common
  shares outstanding                           204,101,245         212,300,255
                                              ============         ===========

Basic and diluted earnings per common
  share based on weighted average shares
  outstanding                                 $        .59                 .60
                                              ============         ===========

Cash dividends paid per common share          $        .32                 .27
                                              ============         ===========


              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                              (Amounts are in thousands)

                                                     Three Months Ended

                                              June 30, 2001       June 24, 2000
                                              -------------       -------------
                                                         (Unaudited)
Net earnings                                  $    119,862             128,266

Other comprehensive earnings
Unrealized gain on investment
  securities available-for-sale,
  net of tax effect of $25 and
  $898 in 2001 and 2000, respectively                   40               1,430

Reclassification adjustment for net
  realized loss on investment
  securities available-for-sale, net
  of tax effect of $335 and $120 in
  2001 and 2000, respectively                          533                 191
                                              ------------         -----------

Comprehensive earnings                        $    120,435             129,887
                                              ============         ===========

See accompanying notes to condensed consolidated financial statements.

                           PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          (Amounts are in thousands, except per share and share amounts)

                                                      Six Months Ended

                                              June 30, 2001       June 24, 2000
                                              -------------       -------------
                                                         (Unaudited)
Revenues
--------
Sales                                         $  7,626,356           7,090,924
Other income, net                                   76,524              72,357
                                              ------------         -----------

    Total revenues                               7,702,880           7,163,281
                                              ------------         -----------

Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                       5,628,403           5,261,327
Operating and administrative expenses            1,652,524           1,479,461
                                              ------------         -----------

    Total costs and expenses                     7,280,927           6,740,788
                                              ------------         -----------

Earnings before income tax expense                 421,953             422,493

Income tax expense                                 151,205             151,864
                                              ------------         -----------

Net earnings                                  $    270,748             270,629
                                              ============         ===========

Weighted average number of common
  shares outstanding                           204,671,305         213,066,482
                                              ============         ===========

Basic and diluted earnings per common
  share based on weighted average shares
  outstanding                                 $       1.32                1.27
                                              ============         ===========

Cash dividends paid per common share          $        .32                 .27
                                              ============         ===========

              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                              (Amounts are in thousands)

                                                      Six Months Ended

                                              June 30, 2001       June 24, 2000
                                              -------------       -------------
                                                         (Unaudited)
Net earnings                                  $    270,748             270,629

Other comprehensive earnings
Unrealized gain (loss) on investment
  securities available-for-sale,
  net of tax effect of $1,974 and
  ($2,221) in 2001 and 2000, respectively            3,143              (3,536)

Reclassification adjustment for net
  realized loss on investment
  securities available-for-sale, net
  of tax effect of $70 and $990 in
  2001 and 2000, respectively                          111               1,576
                                              ------------         -----------

Comprehensive earnings                        $    274,002             268,669
                                              ============         ===========

See accompanying notes to condensed consolidated financial statements.



                           PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts are in thousands)


                                                      Six Months Ended

                                              June 30, 2001       June 24, 2000
                                              -------------       -------------
                                                         (Unaudited)
Cash flows from operating activities
------------------------------------
  Cash received from customers                 $ 7,698,284           7,163,292
  Cash paid to employees and suppliers          (6,893,400)         (6,375,222)
  Dividends and interest received                   24,178              29,454
  Income taxes paid                               (180,977)           (159,285)
  Payment for self-insured claims                  (90,044)            (71,571)
  Other operating cash receipts                        431                 399
  Other operating cash payments                     (4,362)             (3,099)
                                               -----------          ----------

      Net cash provided by operating
          activities                               554,110             583,968
                                               -----------          ----------

Cash flows from investing activities
------------------------------------
  Payment for property, plant and
    equipment                                     (323,684)           (246,819)
  Proceeds from sale of property, plant
    and equipment                                    1,063               1,491
  Payment for investment securities -
    available-for-sale (AFS)                      (102,500)            (33,230)
  Proceeds from sale and maturity of
    investment securities - AFS                     78,546              26,951
  Other, net                                        (8,536)                110
                                               -----------          ----------

      Net cash used in investing activities       (355,111)           (251,497)
                                               -----------          ----------

Cash flows from financing activities
------------------------------------
  Proceeds from sale of common stock                53,667              47,445
  Payment for acquisition of common stock         (398,660)           (448,402)
  Dividends paid                                   (66,223)            (57,816)
  Other, net                                           ---                (131)
                                               -----------          ----------

      Net cash used in financing activities       (411,216)           (458,904)
                                               -----------          ----------

Net decrease in cash and cash equivalents         (212,217)           (126,433)

Cash and cash equivalents at beginning
  of period                                        396,906             626,636
                                               -----------          ----------

Cash and cash equivalents at end of period     $   184,689             500,203
                                               ===========          ==========






See accompanying notes to condensed consolidated financial statements.
                                                                    (Continued)



                           PUBLIX SUPER MARKETS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           (Amounts are in thousands)


                                                      Six Months Ended

                                              June 30, 2001       June 24, 2000
                                              -------------       -------------
                                                         (Unaudited)
Reconciliation of net earnings to net cash
  provided by operating activities

Net earnings                                     $ 270,748             270,629

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                  123,124             110,110
    Retirement contributions paid or payable
      in common stock                              111,207             111,876
    Deferred income taxes                           (4,918)              1,335
    Loss on sale of property, plant and
      equipment                                      9,432               5,978
    Loss on sale of investments                        181               2,566
    Self-insurance reserves in excess of
      current payments                              17,370              10,491
    Postretirement accruals in excess of
      current payments                               3,358               3,585
    Decrease in advance purchase allowances           (973)             (3,130)
    Other, net                                       1,884               2,144
    Change in cash from:
      Trade receivables                             20,107              26,776
      Merchandise inventories                       31,993              62,735
      Prepaid expenses                              (7,369)             (5,759)
      Accounts payable and accrued expenses          2,820              (6,612)
      Federal and state income taxes               (24,854)             (8,756)
                                                 ---------             -------

          Total adjustments                        283,362             313,339
                                                 ---------             -------

Net cash provided by operating activities        $ 554,110             583,968
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

2. Due to the seasonal nature of the Company's business, the results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results for the entire 2001 fiscal year.

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

6. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations," (SFAS 141) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company is required to adopt SFAS 141 immediately. Since the Company has not completed any business combinations since June 30, 2001, there was no effect on the Company from the adoption of SFAS 141. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite useful lives will not be amortized, but instead will be tested at least annually for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the effect of adopting SFAS 142.

                            PUBLIX SUPER MARKETS, INC.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Liquidity and Capital Resources
-------------------------------

     Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $554.1 million in the six months ended June 30, 2001, as compared with $584.0 million in the six months ended June 24, 2000. Cash and cash equivalents totaled $184.7 million as of June 30, 2001, as compared with $500.2 million as of June 24, 2000. Short-term and long-term investments totaled approximately $482.2 million as of June 30, 2001, as compared with $425.3 million as of June 24, 2000.

     Capital expenditures totaled approximately $323.7 million in the six months ended June 30, 2001. These expenditures were primarily incurred in connection with the opening of 27 new stores and remodeling or expanding 38 stores. In addition, the Company closed ten stores. The net impact of new and closed stores (net new stores) added an additional .86 million square feet in the six months ended June 30, 2001, a 3.0% increase. Significant expenditures were also incurred in the expansion of warehouses in Lakeland, Florida and the development of an online grocery shopping service, PublixDirect. Capital expenditures totaled approximately $246.8 million in the six months ended June 24, 2000. These expenditures were primarily incurred in connection with the opening of 27 new stores and remodeling or expanding 31 stores. In addition, the Company closed four stores. Net new stores added an additional 1.1 million square feet in the six months ended June 24, 2000, a 3.8% increase. Significant expenditures were also incurred in the expansion of warehouses in Lakeland, Florida.

     Capital expenditures for the remainder of 2001, primarily made up of new store, warehouse and office construction, remodeling or expanding of many existing stores, new or enhanced information technology applications and the continued development of PublixDirect, are expected to be approximately $376.3 million. This capital program is subject to continuing change and review. The remaining 2001 capital expenditures are expected to be financed by internally generated funds and current liquid assets. In the normal course of operations, the Company replaces stores and closes unprofitable stores. The impact of future store closings is not expected to be material.

     The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan. Net common stock repurchases under this plan totaled approximately $345.0 million in the six months ended June 30, 2001, as compared with $401.0 million in the six months ended June 24, 2000. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value. However, such purchases are not required and the Company retains the right to discontinue them at any time.

     The Company paid a cash dividend of $.32 per share on June 1, 2001, to stockholders of record as of the close of business March 30, 2001.

     Cash generated in excess of the amount needed for current operations, capital expenditures and common stock repurchases is invested in short-term and long-term investments. Management believes the Company's liquidity will continue to be strong.

Operating Results
-----------------

     Sales increased 6.7% in the second quarter of 2001 to $3.7 billion, an increase of $232.3 million compared to the same quarter in 2000. This reflects an increase of $121.7 million or 3.5% in sales from stores that were open for all of both quarters (comparable stores) and sales of $110.6 million or 3.2% from net new stores since March 25, 2000.

     Sales increased 7.6% in the six months ended June 30, 2001, to $7.6 billion, an increase of $535.4 million over the six months ended June 24, 2000. This reflects an increase of $269.5 million or 3.8% in sales from comparable stores and sales of $265.9 million or 3.8% from net new stores since the beginning of 2000.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 73.7% and 73.9% in the quarters ended June 30, 2001 and June 24, 2000, respectively. These cost of sales percentages were 73.8% and 74.2% for the six months ended June 30, 2001 and June 24, 2000, respectively. The decreases in cost of merchandise sold, as a percentage of sales, were primarily due to continuing improvements in buying practices, promotional efficiencies and a shifting of the sales mix toward higher margin products.

     Operating and administrative expenses, as a percentage of sales, were approximately 22.3% and 21.4% for the quarters ended June 30, 2001 and June 24, 2000, respectively. The operating and administrative expenses, as a percentage of sales, were 21.7% and 20.9% for the six months ended June 30, 2001 and June 24, 2000, respectively. The increases in operating and administrative expenses, as a percentage of sales, were primarily due to higher employee benefit costs and utility costs.

     Net earnings were $119.9 million or $0.59 per share and $128.3 million or $0.60 per share for the quarters ended June 30, 2001 and June 24, 2000, respectively. Net earnings were $270.7 million or $1.32 per share and $270.6 million or $1.27 per share for the six months ended June 30, 2001 and June 24, 2000, respectively.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The Company does not have any material  exposure to market risk  associated
 with   activities  in  derivative   financial   instruments,   other  financial
 instruments and derivative commodity instruments.

                            PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
---------------------------

     In the Company's Form 10-K for the fiscal year ended December 30, 2000, the Company discussed the filing of a proposed Consent Decree (reflecting a proposed settlement) in the Federal District Court for the Middle District of Florida (the "Court") by the parties in the class action filed against the Company in April 1997 by Lemuel Middleton and other present or former employees, individually and on behalf of all other persons similarly situated (the "Middleton case"). On June 18, 2001, the Court conducted a hearing on the fairness of the proposed settlement, and on July 12, 2001, the Court approved the terms of the settlement as fair, adequate and reasonable and entered the proposed Consent Decree as an order of the Court. As a result, the Company no longer considers the Middleton case to be material.

     There have been no material developments in the other legal proceedings described in the Company's Form 10-K for the year ended December 30, 2000.

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

     Not Applicable.

Item 3.   Defaults Upon Senior Securities
-----------------------------------------

     Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     The Annual Meeting of Stockholders of the Company was held on May 15, 2001, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to management's solicitation. All of management's nominees for directors as listed below were elected. The term of office of the directors will be until the next annual meeting or until their successors shall be elected and qualified.

                                           Votes For          Votes Withheld
                                           ---------          --------------
          Carol Jenkins Barnett           152,686,637              192,064
          Hoyt R. Barnett                 152,669,386              209,315
          W. Edwin Crenshaw               152,552,850              325,851
          Mark C. Hollis                  152,422,416              456,285
          Charles H. Jenkins, Jr.         152,683,314              195,387
          Howard M. Jenkins               152,697,264              181,437
          Tina P. Johnson                 152,579,975              298,726
          E. Vane McClurg                 152,583,074              295,627
          Kelly E. Norton                 151,774,371            1,104,330

Item 5.   Other Information
---------------------------

     Not Applicable.

Item 6(a) Exhibits
------------------

     10. Indemnification Agreement, between the Company and all of its current directors and officers, is incorporated by reference to the exhibits to the Form 10-Q of the Company for the quarter ended March 31, 2001. Such subsequent indemnified directors and officers are listed as follows:

          Kelly E. Norton

     10.1 Non-Employee Directors Stock Purchase Plan Summary Plan Description, as registered in the Form S-8 filed with the Securities and Exchange Commission on June 21, 2001.

     21.  Subsidiaries of the Company.

Item 6(b) Reports on Form 8-K
-----------------------------

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                          PUBLIX SUPER MARKETS, INC.



Date:  August 10, 2001    /s/ John A. Attaway, Jr.
                          ------------------------------------------
                          John A. Attaway, Jr., Secretary





Date:  August 10, 2001    /s/ David P. Phillips
                          ------------------------------------------
                          David P. Phillips, Chief Financial Officer
                          and Treasurer (Principal Financial and
                          Accounting Officer)