Form 10-Q
period 2001-09-29
PUBLIX SUPER MARKETS INC
filed 2001-11-13
CIK 81061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C.  20549


                                  FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 29, 2001
                                                    ------------------


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

Yes     X               No _______
    --------

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of October 31, 2001 was 198,297,768.


                               Page 1 of 13 pages

                          PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                            PUBLIX SUPER MARKETS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Amounts are in thousands, except share amounts)

                                      ASSETS

                                          September 29, 2001   December 30, 2000
                                          ------------------   -----------------
                                                        (Unaudited)
Current Assets
--------------
Cash and cash equivalents                       $  226,772             396,906
Short-term investments                              12,339              21,028
Trade receivables                                   82,987             102,126
Merchandise inventories                            799,451             814,985
Deferred tax assets                                 59,114              55,598
Prepaid expenses                                     6,220               2,274
                                                ----------          ----------

    Total Current Assets                         1,186,883           1,392,917
                                                ----------          ----------

Long-term investments                              477,897             434,226
Other noncurrent assets                             38,986              28,354

Property, plant and equipment                    3,990,820           3,657,252
  Less accumulated depreciation                 (1,346,325)         (1,290,929)
                                                ----------          ----------

    Net property, plant and equipment            2,644,495           2,366,323
                                                ----------           ---------

         Total Assets                           $4,348,261           4,221,820
                                                ==========          ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts payable                                $  667,691             676,924
Accrued contribution to retirement plans           192,779             250,832
Accrued salaries and wages                          95,420              57,090
Accrued self-insurance reserves                     98,427              84,095
Federal and state income taxes                      60,558              29,668
Other                                              144,940             117,532
                                                ----------          ----------

    Total Current Liabilities                    1,259,815           1,216,141
                                                ----------          ----------

Deferred tax liabilities, net                      157,614             152,830
Self-insurance reserves                            124,147             109,423
Accrued postretirement benefit cost                 68,123              62,986
Other noncurrent liabilities                        15,352              18,005

Stockholders' Equity
--------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares; issued 207,716,755
  shares at September 29, 2001 and 204,972,803
  shares at December 30, 2000                      207,717             204,973
Additional paid-in capital                         344,337             212,947
Reinvested earnings                              2,573,365           2,252,661
                                                ----------          ----------
                                                 3,125,419           2,670,581
Less 8,304,192 treasury shares
  at September 29, 2001, at cost                  (399,709)                ---

Accumulated other comprehensive earnings            (2,500)             (8,146)
                                                ----------          ----------

    Total Stockholders' Equity                   2,723,210           2,662,435
                                                ----------          ----------

         Total Liabilities and Stockholders'
           Equity                               $4,348,261           4,221,820
                                                ==========          ==========

See accompanying notes to condensed consolidated financial statements.


                            PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          (Amounts are in thousands, except per share and share amounts)

                                                     Three Months Ended

                                          September 29, 2001  September 23, 2000
                                          ------------------  ------------------
                                                        (Unaudited)

Revenues
--------
Sales                                         $  3,714,728           3,465,265
Other income, net                                   36,219              37,377
                                              ------------         -----------

    Total revenues                               3,750,947           3,502,642
                                              ------------         -----------


Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                       2,737,289           2,565,679
Operating and administrative expenses              833,008             760,119
                                              ------------         -----------

    Total costs and expenses                     3,570,297           3,325,798
                                              ------------         -----------

Earnings before income tax expense                 180,650             176,844

Income tax expense                                  64,408              62,984
                                              ------------         -----------

Net earnings                                  $    116,242             113,860
                                              ============         ===========

Weighted average number of common
  shares outstanding                           201,221,626         208,844,691
                                              ============         ===========

Basic and diluted earnings per common
  share based on weighted average shares
  outstanding                                 $        .58                 .55
                                              ============         ===========

Cash dividends paid per common share                  none                none


                   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                    (Amounts are in thousands)

                                                     Three Months Ended

                                          September 29, 2001  September 23, 2000
                                          ------------------  ------------------
                                                        (Unaudited)

Net earnings                                  $    116,242             113,860

Other comprehensive earnings
Unrealized gain on investment
  securities available-for-sale,
  net of tax effect of $1,226 and
  $2,484 in 2001 and 2000, respectively              1,952               3,955

Reclassification adjustment for net
  realized loss (gain) on investment
  securities available-for-sale, net
  of tax effect of $276 and ($119) in
  2001 and 2000, respectively                          440                (190)
                                              ------------         -----------

Comprehensive earnings                        $    118,634             117,625
                                              ============         ===========

See accompanying notes to condensed consolidated financial statements.


                           PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          (Amounts are in thousands, except per share and share amounts)

                                                       Nine Months Ended

                                          September 29, 2001  September 23, 2000
                                          ------------------  ------------------
                                                        (Unaudited)

Revenues
--------
Sales                                         $ 11,341,084          10,556,189
Other income, net                                  112,743             109,734
                                              ------------         -----------

    Total revenues                              11,453,827          10,665,923
                                              ------------         -----------

Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                       8,365,692           7,827,006
Operating and administrative expenses            2,485,532           2,239,580
                                              ------------         -----------

    Total costs and expenses                    10,851,224          10,066,586
                                              ------------         -----------

Earnings before income tax expense                 602,603             599,337

Income tax expense                                 215,613             214,848
                                              ------------         -----------

Net earnings                                  $    386,990             384,489
                                              ============         ===========

Weighted average number of common
  shares outstanding                           203,521,322         211,659,151
                                              ============         ===========

Basic and diluted earnings per common
  share based on weighted average shares
  outstanding                                 $       1.90                1.82
                                              ============         ===========

Cash dividends paid per common share          $        .32                 .27
                                              ============         ===========


                   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                    (Amounts are in thousands)

                                                       Nine Months Ended

                                          September 29, 2001  September 23, 2000
                                          ------------------  ------------------
                                                        (Unaudited)

Net earnings                                  $    386,990             384,489

Other comprehensive earnings
Unrealized gain on investment
  securities available-for-sale,
  net of tax effect of $3,200 and
  $263 in 2001 and 2000, respectively                5,094                 419

Reclassification adjustment for net
  realized loss on investment
  securities available-for-sale, net
  of tax effect of $346 and $871 in
  2001 and 2000, respectively                          552               1,386
                                              ------------         -----------

Comprehensive earnings                        $    392,636             386,294
                                              ============         ===========

See accompanying notes to condensed consolidated financial statements.


                                 PUBLIX SUPER MARKETS, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Amounts are in thousands)


                                                       Nine Months Ended

                                          September 29, 2001  September 23, 2000
                                          ------------------  ------------------
                                                        (Unaudited)

Cash flows from operating activities
------------------------------------
  Cash received from customers                $ 11,438,044          10,665,432
  Cash paid to employees and suppliers         (10,248,770)         (9,547,528)
  Dividends and interest received                   34,032              43,058
  Income taxes paid                               (187,000)           (225,048)
  Payment for self-insured claims                 (136,543)           (108,778)
  Other operating cash receipts                        649                 606
  Other operating cash payments                     (8,239)             (5,748)
                                              ------------          ----------

      Net cash provided by operating
          activities                               892,173             821,994
                                              ------------          ----------

Cash flows from investing activities
------------------------------------
  Payment for property, plant and
    equipment                                     (479,735)           (386,842)
  Proceeds from sale of property, plant
    and equipment                                    1,410               3,008
  Payment for investment securities -
    available-for-sale (AFS)                      (151,115)            (61,613)
  Proceeds from sale and maturity of
    investment securities - AFS                    121,591              53,068
  Other, net                                       (10,004)                134
                                              ------------          ----------

      Net cash used in investing activities       (517,853)           (392,245)
                                              ------------          ----------

Cash flows from financing activities
------------------------------------
  Proceeds from sale of common stock                61,980              73,619
  Payment for acquisition of common stock         (540,148)           (641,662)
  Dividends paid                                   (66,286)            (57,816)
  Other, net                                           ---                (131)
                                              ------------          ----------

      Net cash used in financing activities       (544,454)           (625,990)
                                              ------------          ----------

Net decrease in cash and cash equivalents         (170,134)           (196,241)

Cash and cash equivalents at beginning
  of period                                        396,906             626,636
                                              ------------          ----------

Cash and cash equivalents at end of period    $    226,772             430,395
                                              ============          ==========



See accompanying notes to condensed consolidated financial statements.
                                                                     (Continued)
                                       -5-


                                 PUBLIX SUPER MARKETS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Amounts are in thousands)


                                                       Nine Months Ended

                                          September 29, 2001  September 23, 2000
                                          ------------------  ------------------
                                                        (Unaudited)

Reconciliation of net earnings to net cash provided by operating activities

Net earnings                                     $ 386,990             384,489

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                  189,663             167,919
    Retirement contributions paid or payable
      in common stock                              153,120             159,634
    Deferred income taxes                           (2,277)               (236)
    Loss on sale of property, plant and
      equipment                                     10,522              10,762
    Loss on sale of investments                        898               2,257
    Self-insurance reserves in excess of
      current payments                              29,056              16,809
    Postretirement accruals in excess of
      current payments                               5,137               5,416
    Decrease in advance purchase allowances         (2,653)             (4,696)
    Other, net                                       2,175               3,023
    Change in cash from:
      Trade receivables                             19,139              40,490
      Merchandise inventories                       15,534              29,746
      Prepaid expenses                              (3,946)             (4,214)
      Accounts payable and accrued expenses         57,925              20,559
      Federal and state income taxes                30,890              (9,964)
                                                 ---------             -------

          Total adjustments                        505,183             437,505
                                                 ---------             -------

Net cash provided by operating activities        $ 892,173             821,994
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

2. Due to the seasonal nature of the Company's business, the results for the three months and nine months ended September 29, 2001 are not necessarily indicative of the results for the entire 2001 fiscal year.

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

6. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations," (SFAS 141) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company is required to adopt SFAS 141 immediately. Since the Company has not completed any business combinations since June 30, 2001, there was no effect on the Company from the adoption of SFAS 141. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite useful lives will not be amortized, but instead will be tested at least annually for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company does not have any goodwill or intangible assets as defined in SFAS 142, therefore, the adoption of SFAS 142 had no effect on the Company's financial condition, results of operations or cash flows.

                                 PUBLIX SUPER MARKETS, INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




7. In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations," (SFAS 143) effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The Company is currently evaluating the effect of adopting SFAS 143.

8. In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is currently evaluating the effect of adopting SFAS 144.

                            PUBLIX SUPER MARKETS, INC.


Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Liquidity and Capital Resources
-------------------------------

     Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $892.2 million in the nine months ended September 29, 2001, as compared with $822.0 million in the nine months ended September 23, 2000. Cash and cash equivalents totaled $226.8 million as of September 29, 2001, as compared with $430.4 million as of September 23, 2000. Short-term and long-term investments totaled approximately $490.2 million as of September 29, 2001, as compared with $433.2 million as of September 23, 2000.

     Capital expenditures totaled approximately $479.7 million in the nine months ended September 29, 2001. These expenditures were primarily incurred in connection with the opening of 38 new stores and remodeling or expanding 55 stores. In addition, the Company closed 13 stores. The net impact of new and closed stores (net new stores) added an additional 1.1 million square feet in the nine months ended September 29, 2001, a 3.8% increase. Significant expenditures were also incurred in the expansion of warehouses in Lakeland, Florida and the development of an online grocery shopping service, PublixDirect. Capital expenditures totaled approximately $386.8 million in the nine months ended September 23, 2000. These expenditures were primarily incurred in connection with the opening of 36 new stores and remodeling or expanding 52 stores. In addition, the Company closed eight stores. Net new stores added an additional 1.3 million square feet in the nine months ended September 23, 2000, a 4.6% increase. Significant expenditures were also incurred in the expansion of warehouses in Lakeland, Florida.

     Capital expenditures for the remainder of 2001, primarily made up of new store, warehouse and office construction, remodeling or expanding of many existing stores, new or enhanced information technology applications and the continued development of PublixDirect, are expected to be approximately $220.3 million. This capital program is subject to continuing change and review. The remaining 2001 capital expenditures are expected to be financed by internally generated funds and current liquid assets. In the normal course of operations, the Company replaces stores and closes unprofitable stores. The impact of future store closings is not expected to be material.

     The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan. Net common stock repurchases under this plan totaled approximately $478.2 million in the nine months ended September 29, 2001, as compared with $568.0 million in the nine months ended September 23, 2000. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value. However, such purchases are not required and the Company retains the right to discontinue them at any time.

     The Company paid a cash dividend of $.32 per share on June 1, 2001, to stockholders of record as of the close of business March 30, 2001.

     Cash generated in excess of the amount needed for current operations, capital expenditures and common stock repurchases is invested in short-term and long-term investments. Management believes the Company's liquidity will continue to be strong.

Operating Results
-----------------

     Sales increased 7.2% in the third quarter of 2001 to $3.7 billion, an increase of $249.5 million compared to the same quarter in 2000. This reflects an increase of $128.2 million or 3.7% in sales from stores that were open for all of both quarters (comparable stores) and sales of $121.3 million or 3.5% from net new stores since June 24, 2000.

     Sales increased 7.4% in the nine months ended September 29, 2001, to $11.3 billion, an increase of $784.9 million over the nine months ended September 23, 2000. This reflects an increase of $401.1 million or 3.8% in sales from comparable stores and sales of $383.8 million or 3.6% from net new stores since the beginning of fiscal 2000.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 73.7% and 74.0% in the quarters ended September 29, 2001 and September 23, 2000, respectively. These cost of sales percentages were 73.8% and 74.2% for the nine months ended September 29, 2001 and September 23, 2000, respectively. The decreases in cost of merchandise sold, as a percentage of sales, were primarily due to continuing improvements in buying practices and promotional efficiencies including category management, shrink reduction and more efficient distribution channels.

     Operating and administrative expenses, as a percentage of sales, were approximately 22.4% and 21.9% for the quarters ended September 29, 2001 and September 23, 2000, respectively. The operating and administrative expenses, as a percentage of sales, were 21.9% and 21.2% for the nine months ended September 29, 2001 and September 23, 2000, respectively. The increases in operating and administrative expenses, as a percentage of sales, were primarily due to higher employee benefit costs and utility costs.

     Net earnings were $116.2 million or $.58 per share and $113.9 million or $.55 per share for the quarters ended September 29, 2001 and September 23, 2000, respectively. Net earnings were $387.0 million or $1.90 per share and $384.5 million or $1.82 per share for the nine months ended September 29, 2001 and September 23, 2000, respectively.

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


                            PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
---------------------------

     In the Company's Form 10-K for the fiscal year ended December 30, 2000, the Company discussed a case pending in the Federal District Court for the Middle District of Florida (the "Tampa Court") in which Violet McGee was the lead plaintiff with several other plaintiffs (the "McGee case"). On August 31, 2001, the Tampa Court dismissed the case subject to the right of the parties, within sixty days of the date of the order, to move to reopen the action, upon a showing of good cause. The plaintiffs have requested a thirty-day extension of this deadline, and the Company has not opposed their request. The Company anticipates that the parties will be filing a stipulation for dismissal with prejudice in the near future. As a result, the Company no longer considers the McGee case to be material.

     Also in the Company's Form 10-K for the fiscal year ended December 30, 2000, the Company discussed a purported class action filed against the Company in the Federal District Court for the Southern District of Florida (the "Miami Court") by Joaquin A. Garcia and other present or former employees of the Company, individually and on behalf of all other persons similarly situated (the "Garcia case"). On October 1, 2001, the Miami Court dismissed the class allegations brought by plaintiffs and gave certain of them eighteen days to refile the purported class action in compliance with the order. On October 30, 2001, the plaintiffs announced in open court that they were no longer pursuing their class action claims. As a result, the Company no longer considers the Garcia case to be material.

     In light of these and other considerations, the Company does not consider any of the legal proceedings described in the Company's Form 10-K for the year ended December 30, 2000 to be material.

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

     Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     Not Applicable.

Item 5.   Other Information
---------------------------

     Not Applicable.

Item 6(a) Exhibits
------------------

      10. Since the filing of the Company's last Form 10-Q, the Company has entered into an Indemnification Agreement with a new officer of the Company. The Indemnification Agreement is in the same form of Indemnification Agreement filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001. Such subsequent indemnified officer is as follows:

          Dale S. Myers

     10.1 Non-Employee Directors Stock Purchase Plan Summary Plan Description, as registered in the Form S-8 filed with the Securities and Exchange Commission on June 21, 2001, is incorporated by reference to the exhibits to the Form 10-Q of the Company for the quarter ended June 30, 2001.

     21.  Subsidiaries of the Company.

Item 6(b) Reports on Form 8-K
-----------------------------

     No reports on Form 8-K were filed during the quarter ended September 29, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                          PUBLIX SUPER MARKETS, INC.



Date:  November 9, 2001   /s/ John A. Attaway, Jr.
                          ------------------------------------------
                          John A. Attaway, Jr., Secretary





Date:  November 9, 2001   /s/ David P. Phillips
                          ------------------------------------------
                          David P. Phillips, Chief Financial Officer
                          and Treasurer (Principal Financial and
                          Accounting Officer)