Form 10-K
period 2001-12-29
PUBLIX SUPER MARKETS INC
filed 2002-03-29
CIK 81061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 29, 2001

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 5, 2002 was approximately $4,620,237,356.

The number of shares of Registrant's common stock outstanding as of March 5, 2002 was 199,021,562.

DOCUMENTS INCORPORATED BY REFERENCE

Pages 2 through 10 of Proxy Statement solicited for the 2002 Annual Meeting of Stockholders to be held on May 14, 2002 are incorporated by reference in Items 10, 11, 12 and 13 of Part III hereof.

                                     PART I

Item 1.  Business
-----------------

     Publix Super Markets, Inc. is based in Lakeland, Florida and was incorporated in Florida on December 27, 1921. Publix Super Markets, Inc. and its wholly owned subsidiaries, hereinafter collectively referred to as the "Company," are in the business of operating retail food supermarkets in Florida, Georgia, South Carolina and Alabama. The Company has no other lines of business or industry segments.

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

     The Company operated 684 supermarkets at the end of 2001, compared with 647 at the beginning of the year. In 2001, 52 stores were opened, 15 stores were closed, and 79 stores were expanded or remodeled. The net increase in square footage was 1.7 million square feet or 5.8% since 2000. At the end of 2001, the Company had 533 stores located in Florida, 124 in Georgia, 23 in South Carolina and four in Alabama. Also, as of year end, the Company had 28 stores under construction in Florida, six in Georgia, three in South Carolina and one in Alabama. Additionally, during 2001 the Company operated a fulfillment center to support an online grocery shopping service and two convenience stores.

     The Company is engaged in a highly competitive industry. Competition is based primarily on price, quality of goods and service, convenience and product mix. The Company's primary competition throughout its market areas is with several national and regional chains, independent stores, supercenters, membership warehouse clubs and mass merchandisers. The Company anticipates continued competitor format innovation and location additions in 2002.

     The influx of winter residents to Florida and increased purchases of food during the traditional Thanksgiving, Christmas and Easter holidays typically results in seasonal sales increases between November and April of each year.

     The Company has experienced no significant changes in the kinds of products sold or in its methods of distribution since the beginning of the fiscal year.

     The Company had approximately 126,000 employees at the end of 2001 and 2000. Of this total, approximately 69,700 at the end of 2001 and 71,500 at the end of 2000 were not full-time employees.

     Compliance by the Company with Federal, state and local environmental protection laws during 2001 had no material effect upon capital expenditures, earnings or the competitive position of the Company.

Item 2.  Properties
-------------------

     At year end, the Company operated approximately 30.9 million square feet of retail space. The Company's stores vary in size. Current store prototypes range from 27,000 to 61,000 square feet. Stores are often located in strip shopping centers where the Company is the anchor tenant.

     The Company supplies its retail stores from eight distribution centers located in Lakeland, Miami, Jacksonville, Sarasota, Orlando, Deerfield Beach and Boynton Beach, Florida, and Lawrenceville, Georgia.

     The majority of the Company's retail stores are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by leases on other properties. At 62 locations, both the building and land are owned and at 30 other locations, the building is owned while the land is leased.

     The Company's corporate offices, distribution facilities and manufacturing plants are owned with no outstanding debt.

     All of the Company's properties are well maintained and in good operating condition and suitable and adequate for operating its business.

Item 3.  Legal Proceedings
--------------------------

     The Company is a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      None

                        EXECUTIVE OFFICERS OF THE COMPANY
                        ---------------------------------

                                                                      Served as
                                                Nature of Family      Officer of
                                                Relationship          Company
Name                     Age  Position          Between Officers      Since
----                     ---  --------          ----------------      -----

Charles H. Jenkins, Jr.  58   Chief Executive   Cousin of              1974
                              Officer           W. Edwin Crenshaw

W. Edwin Crenshaw        51   President         Cousin of              1990
                                                Charles H. Jenkins, Jr.

Hoyt R. Barnett          58   Vice Chairman                            1977

John A. Attaway, Jr.     43   Secretary                                2000

Jesse L. Benton          59   Vice President                           1988

David E. Bornmann        44   Vice President                           1998

David E. Bridges         52   Vice President                           2000

Joseph W. Carvin         51   Vice President                           1998

R. Scott Charlton        43   Vice President                           1992

David S. Duncan          48   Vice President                           1999

William V. Fauerbach     55   Vice President                           1997

John R. Frazier          52   Vice President                           1997

M. Clayton Hollis, Jr.   45   Vice President                           1994

Mark R. Irby             46   Vice President                           1989

Tina P. Johnson          42   Senior Vice President                    1990

Linda S. Kane            36   Assistant Secretary                      2000

James J. Lobinsky        62   Senior Vice President                    1992

Thomas M. McLaughlin     51   Vice President                           1994

Sharon A. Miller         58   Assistant Secretary                      1992

Robert H. Moore          59   Vice President                           1994

Dale S. Myers            49   Vice President                           2001

Thomas M. O'Connor       54   Senior Vice President                    1992

David P. Phillips        42   Chief Financial                          1990
                              Officer and Treasurer

James H. Rhodes II       57   Vice President                           1995

                        EXECUTIVE OFFICERS OF THE COMPANY
                        ---------------------------------

                                                                      Served as
                                                Nature of Family      Officer of
                                                Relationship          Company
Name                     Age  Position          Between Officers      Since
----                     ---  --------          ----------------      -----

Daniel M. Risener        61   Senior Vice President                    1985
                              and Chief Information
                              Officer

Richard J. Schuler II    46   Vice President                           2000

Edward T. Shivers        62   Vice President                           1985

The terms of all officers expire at the annual meeting of the Company in May
2002.

Name                      Business Experience During Last Five Years
----                      ------------------------------------------------------

Charles H. Jenkins, Jr.   Chairman of the Executive Committee of the Company to
                          June 2000, Chairman of the Executive Committee and
                          Chief Operating Officer to May 2001, Chief Executive
                          Officer thereafter.

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

R. Scott Charlton         Vice President of the Company.

David S. Duncan           Director of Facility Services of the Company to
                          November 1999, Vice President thereafter.

William V. Fauerbach      Regional Director of Retail Operations - Miami
                          Division of the Company to January 1997, Vice
                          President thereafter.

John R. Frazier           Director of Real Estate of the Company to January
                          1997, Vice President thereafter.

M. Clayton Hollis, Jr.    Vice President of the Company.

Mark R. Irby              Vice President of the Company.

Tina P. Johnson           Vice President, Treasurer and Trustee of the 401(k)
                          Plan - Publix Stock Fund of the Company to July 1997,
                          Senior Vice President and Trustee of the 401(k) Plan -
                          Publix Stock Fund thereafter.

Linda S. Kane             Treasury and Tax Analyst of the Company to January
                          1997, Manager of Business Analysis to May 1998,
                          Director of Benefits Administration to June 2000,
                          Director of Benefits Administration and Assistant
                          Secretary thereafter.

Name                      Business Experience During Last Five Years
----                      ------------------------------------------------------

James J. Lobinsky         Vice President of the Company to July 1997, Senior
                          Vice President thereafter.

Thomas M. McLaughlin      Vice President of the Company.

Sharon A. Miller          Director of Administration and Assistant Secretary of
                          the Company.

Robert H. Moore           Vice President of the Company.

Dale S. Myers             Regional Director of Retail Operations - Lakeland
                          Division of the Company to July 2001, Vice President thereafter.

Thomas M. O'Connor        Vice President of the Company to November 1999, Senior
                          Vice President thereafter.

David P. Phillips         Vice President and Controller of the Company to July
                          1997, Vice President Finance and Treasurer to July
                          1999, Chief Financial Officer and Treasurer thereafter.

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

Edward T. Shivers         Vice President of the Company.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
         Matters
         -------

(a)  Market Information
     ------------------

     Substantially all transactions of the Company's common stock have been among the Company, its employees, former employees, their families and the benefit plans established for the Company's employees. The market price of the Company's common stock is determined by the Board of Directors based upon quarterly appraisals prepared by an independent appraiser. The market price for 2001 and 2000 was as follows:

                                                        2001          2000
                                                        ----          ----

            January - February                        $47.00        $44.50
            March - April                              48.25         45.00
            May - July                                 48.50         45.50
            August - October                           47.50         46.50
            November - December                        41.00         47.00

(b)  Approximate Number of Equity Security Holders
     ---------------------------------------------

     As of March 5, 2002, the approximate number of holders of the Company's common stock was 87,000.

(c)  Dividends
     ---------

     The Company paid cash dividends of $.32 per share of common stock in 2001 and $.27 per share in 2000. Payment of dividends is within the discretion of the Company's Board of Directors and depends on, among other factors, earnings, capital requirements and the operating and financial condition of the Company. It is believed that comparable cash dividends will be paid in the future.




Item 6.  Five Year Summary of Selected Financial Data
-----------------------------------------------------



                                  2001         2000         1999         1998         1997
                                  ----         ----         ----         ----         ----

Sales:
  Sales                       $15,284,229   14,575,031   13,068,900   12,067,125   11,224,378
  Percent increase                   4.9%        11.5%         8.3%         7.5%         7.6%
  Comparable store sales
    percent increase                 3.2%         3.4%         5.0%         3.6%         3.3%

Earnings:
  Gross profit                $ 3,983,942    3,762,854    3,294,188    2,935,707    2,674,118
  Earnings before income
    tax expense               $   826,823      823,553      719,569      584,388      555,357
  Net earnings                $   530,421      530,406      462,409      378,274      354,622
  Net earnings as a
    percent of sales                3.47%        3.64%        3.54%        3.13%        3.16%

Common stock:
  Weighted average
    shares outstanding        202,171,794  210,145,666  216,160,316  217,383,413  218,871,661
  Basic and diluted
    earnings per
    common share,
    based on weighted
    average shares
    outstanding               $      2.62         2.52         2.14         1.74        1.62
  Cash dividends per
    share                     $       .32          .27          .22          .20         .15

Financial data:
  Capital expenditures        $   656,422      558,133      512,658      357,754     259,806
  Working capital             $    33,739      176,776      515,257      467,385     366,680
  Current ratio                      1.03         1.14         1.47         1.46        1.37
  Total assets                $ 4,405,785    4,248,045    4,098,641    3,643,318   3,294,980
  Stockholders' equity        $ 2,762,551    2,662,435    2,676,144    2,327,632   2,019,299

Other:
  Number of stores                    684          647          614          586         563


NOTE: Amounts are in thousands, except shares outstanding, per share amounts and number of stores. Fiscal year 2000 includes 53 weeks. All other years include 52 weeks.

Certain prior year amounts have been reclassified to conform to the 2001 presentation.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Business Environment
--------------------

     As of December 29, 2001,  the Company  operated 684 retail  grocery  stores representing approximately 30.9 million square feet of retail space. Additionally, during 2001 the Company operated a fulfillment center to support an online grocery shopping service and two convenience stores. The Company's primary competition is from national and regional chains and smaller independents located throughout its market areas. The Company has continued to experience increased competition from supercenters, membership warehouse clubs and mass merchandisers. The products offered by these retailers include many of the same items sold by the Company.

     At the end of fiscal 2001, the Company had 533 stores located in Florida, 124 in Georgia, 23 in South Carolina and four in Alabama. The Company opened 39 stores in Florida and 13 stores in Georgia during 2001. The Company intends to continue to pursue vigorously new locations in Florida and other states.

Liquidity and Capital Resources
-------------------------------

     Operating activities continue to be the Company's primary source of liquidity. Net cash provided by operating activities was approximately $1,057.4 million in 2001, compared with $1,058.1 million in 2000 and $796.4 million in 1999. Cash and cash equivalents aggregated approximately $251.3 million as of December 29, 2001, as compared with $396.9 million and $626.6 million as of December 30, 2000 and December 25, 1999, respectively.

     In 2001, capital expenditures totaled $656.4 million. These expenditures were primarily incurred in connection with the opening of 52 new stores and remodeling or expanding 79 stores. Significant expenditures were also incurred in the expansion of warehouses in Lakeland, Florida and the development of an online grocery shopping service, PublixDirect. In addition, the Company closed 15 stores. The net impact of new and closed stores (net new stores) added an additional 1.7 million square feet, a 5.8% increase. In 2000, capital expenditures totaled $558.1 million. These expenditures were primarily incurred in connection with the opening of 46 new stores and remodeling or expanding 69 stores. Significant expenditures were also incurred in the expansion of warehouses in Lakeland, Florida. In addition, the Company closed 13 stores. Net new stores added an additional 1.5 million square feet, a 5.3% increase. In 1999, capital expenditures totaled $512.7 million. These expenditures were primarily incurred in connection with the opening of 44 new stores and remodeling or expanding 82 stores. Significant expenditures were also incurred in the purchase of nine additional store sites from A & P in the greater Atlanta area and the expansion of a warehouse in Jacksonville, Florida. In addition, the Company closed 16 stores. Net new stores added an additional 1.4 million square feet, a 5.3% increase.

     In 2002, the Company plans to open  approximately 67 stores.  Although real estate development is unpredictable, the Company's 2002 new store growth represents a reasonable estimate of anticipated future growth. Capital expenditures for 2002, consisting of new stores, warehouse and office construction, remodeling and expanding of certain existing stores and new or enhanced information technology applications, are expected to be approximately $765 million. This capital program is subject to continuing change and review. The 2002 capital expenditures are expected to be financed by internally generated funds, liquid assets or the committed line of credit described below. In the normal course of operations, the Company replaces stores and closes unprofitable stores. The impact of future store closings is not expected to be material.

     During 2001, the Company launched an online grocery shopping service under a new wholly owned subsidiary, PublixDirect. The online grocery shopping service enables customers within certain geographical boundaries to order groceries online and have them delivered to their homes. The customer orders are filled and delivered from a fulfillment center. During 2001, the Company incurred approximately $25.5 million in capital expenditures on behalf of PublixDirect for the development of the online grocery service web site and the construction of a fulfillment center in Pompano Beach, Florida.

     The Company is self-insured, up to certain limits, for health care, fleet liability, general liability and workers' compensation claims. Reserves are established to cover estimated liabilities for existing and anticipated claims based on actual experience including, where necessary, actuarial studies. The Company has insurance coverage for losses in excess of varying amounts. The provision for self-insured reserves was $229.2 million, $177 million and $144.6 million in fiscal 2001, 2000 and 1999, respectively. The Company does not believe its self-insurance program will have a material adverse impact on its future liquidity, financial condition or results of operations.

     In December 2001, the Company executed an agreement for a committed line of credit totaling $100 million. This 364-day line of credit facility is available to fund liquidity requirements if necessary. The interest rate is based on LIBOR or prime. There were no amounts outstanding on this line of credit as of December 29, 2001.

     The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan. Net common stock repurchases under this plan totaled approximately $579.6 million, $635 million and $211.2 million in fiscal 2001, 2000 and 1999, respectively. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value. However, such purchases are not required and the Company retains the right to discontinue them at any time.

     The Company paid cash dividends on its common stock of $66.3 million or $.32 per share, $57.8 million or $.27 per share and $47.8 million or $.22 per share in 2001, 2000 and 1999, respectively.

     Net cash  provided  by  operating  activities  was  approximately  $1,057.4 million, $1,058.1 million and $796.4 million for 2001, 2000 and 1999, respectively. The primary use of the net cash provided by operating activities was funding capital expenditures of $656.4 million, $558.1 million and $512.7 million and net common stock repurchases of $579.6 million, $635 million and $211.2 million for 2001, 2000 and 1999, respectively. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments. Cash and cash equivalents, short-term investments and long-term investments totaled approximately $595.6 million in 2001 compared with $852.2 million in 2000. Based on the Company's financial position, it is expected that short-term and long-term borrowings would be readily available to support the Company's liquidity requirements if needed.

Results of Operations
---------------------

     The Company's fiscal year ends on the last Saturday in December. Fiscal years 2001 and 1999 included 52 weeks and fiscal year 2000 included 53 weeks.

     Sales for 2001 were $15.3 billion as compared with $14.6 billion in 2000, a 4.9% increase. After excluding sales of $288.8 million for the extra week included in fiscal 2000, this reflects an increase of $457.2 million or 3.2% in sales from stores that were open for all of both years (comparable stores) and sales of $540.8 million or 3.8% from net new stores since the beginning of 2000. Sales for 2000 were $14.6 billion as compared with $13.1 billion in 1999, an 11.5% increase. This reflects an increase of $288.8 million or 2.2% in sales from an additional week included in the 2000 fiscal year, $444.3 million or 3.4% in sales from comparable stores and sales of $773 million or 5.9% from net new stores since the beginning of 1999.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses was approximately 73.9% of sales in 2001 as compared with 74.2% and 74.8% in 2000 and 1999, respectively. In 2001, 2000 and 1999, cost of merchandise sold decreased as a percentage of sales due to continuing improvements in buying practices including centralized product procurement, promotional efficiencies including category management, shrink reduction, a shifting of the sales mix toward higher margin value-added products and more efficient distribution channels.

     Operating and administrative expenses, as a percent of sales, were 21.6%, 21.2% and 20.7% in 2001, 2000 and 1999, respectively. The increases in operating and administrative expenses, as a percentage of sales, were primarily due to increases in workers' compensation, health and other insurance costs, repair and maintenance, depreciation and utility costs.

     In recent years, the impact of inflation on the Company's food prices has been lower than the overall increase in the Consumer Price Index.

     During the fourth quarter of 2000, an $11.7 million expense was recorded to cover the settlement of class action litigation against the Company involving alleged violations of the Federal Civil Rights Act and Florida law with respect to certain of the Company's black employees and former black employees. The expense recorded covers the full cost of the settlement, including agreed payments to class members and their counsel, as well as the estimated cost of implementing and complying with the procedures agreed to be established under the settlement. The impact of the expense recorded on net earnings was approximately $5.7 million or $.03 per share for fiscal 2000. The liability for the settlement was reflected as an other accrued expense in the Company's consolidated balance sheet as of December 30, 2000.

     Due to the events of September 11, 2001, there has been a general decline in tourism. The decline in tourism has impacted sales in the Company's stores in seasonal locations during the last half of the fourth quarter.

Accounting Standards
--------------------

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations," (SFAS 141) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company was required to adopt SFAS 141 immediately. Since the Company has not completed any business combinations since June 30, 2001, there was no effect on the Company from the adoption of SFAS 141. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite useful lives will not be amortized, but instead will be tested at least annually for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company does not have any goodwill or intangible assets as defined in SFAS 142. Therefore, the adoption of SFAS 142 will have no effect on the Company's financial condition, results of operations or cash flows.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations," (SFAS 143) effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company would also record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is currently evaluating the effect of adopting SFAS 143.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The adoption of SFAS 144 will have no effect on the Company's financial condition, results of operations or cash flows.

Critical Accounting Policies
----------------------------

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. The Company believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

     Inventories
     -----------
     Inventories are valued at the lower of cost (principally the dollar value last-in, first-out ("LIFO") method) or market value, including store inventories, which are calculated by the retail method. Approximately 86% of inventories for 2001 and 2000 were valued using the LIFO method. All remaining inventory is valued at the lower of cost (using the first-in, first-out ("FIFO") method) or market value. The FIFO cost of inventory approximates replacement or current cost.

     Property, Plant and Equipment and Depreciation
     ----------------------------------------------
     Assets are recorded at cost and are depreciated using the straight-line method over their estimated useful lives or the terms of their leases, if shorter, as follows: buildings and improvements are at 10 - 40 years, furniture, fixtures and equipment are at 3 - 20 years and leasehold improvements are at 10 - 40 years.

     Long-Lived Assets
     -----------------
     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability is measured by a comparison of the net book value of an asset to the future net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of the net book value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

      None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     Certain information concerning the directors and executive officers of the Company is incorporated by reference to pages 2 through 7 of the Proxy Statement of the Company (2002 Proxy Statement) which the Company intends to file no later than 120 days after its fiscal year end. Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of the Company."

Item 11. Executive Compensation
-------------------------------

     Information regarding executive compensation is incorporated by reference to pages 7 through 10 of the 2002 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     Information regarding security ownership is incorporated by reference to pages 5 through 7 of the 2002 Proxy Statement.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     Information regarding certain relationships and related transactions is incorporated by reference to pages 3, 6 and 7 of the 2002 Proxy Statement.

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

(b)  Reports on Form 8-K
     -------------------
     The Company filed no reports on Form 8-K during the fourth quarter of the year ended December 29, 2001.

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

     10. Indemnification Agreement, in the form attached as an exhibit to the quarterly report of the Company on Form 10-Q for the quarter ended March 31, 2001, between the Company and all of its directors and officers as reported in the quarterly reports of the Company on Form 10-Q for the quarters ended March 31, 2001, June 30, 2001 and September 29, 2001.

     10.1    Non-Employee   Directors   Stock   Purchase   Plan   Summary   Plan
             Description, as registered in the Form S-8 filed with the Securities and Exchange Commission on June 21, 2001, is incorporated by reference to the exhibits to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 2001.

     21.     Subsidiaries of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PUBLIX SUPER MARKETS, INC.


March 14, 2002                               By:  /s/ John A. Attaway, Jr.
                                                  ------------------------
                                                  John A. Attaway, Jr.
                                                  Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                              Chairman of the Board and
/s/ Howard M. Jenkins         Director                            March 14, 2002
---------------------------
Howard M. Jenkins

                              Chief Executive Officer and
                              Director
/s/ Charles H. Jenkins, Jr.   (Principal Executive Officer)       March 14, 2002
---------------------------
Charles H. Jenkins, Jr.



/s/ W. Edwin Crenshaw         President and Director              March 14, 2002
---------------------------
W. Edwin Crenshaw



/s/ Hoyt R. Barnett           Vice Chairman and Director          March 14, 2002
---------------------------
Hoyt R. Barnett



                              Senior Vice President
/s/ Tina P. Johnson           and Director                        March 14, 2002
---------------------------
Tina P. Johnson


                              Chief Financial Officer
                              and Treasurer
                              (Principal Financial and
/s/ David P. Phillips         Accounting Officer)                 March 14, 2002
---------------------------
David P. Phillips

                             PUBLIX SUPER MARKETS, INC.

              Index to Consolidated Financial Statements and Schedule



Independent Auditors' Report

Consolidated Financial Statements:

  Consolidated Balance Sheets - December 29, 2001 and December 30, 2000

  Consolidated Statements of Earnings - Years ended December 29, 2001, December
    30, 2000 and December 25, 1999

  Consolidated Statements of Comprehensive Earnings - Years ended December 29,
    2001, December 30, 2000 and December 25, 1999

  Consolidated Statements of Stockholders' Equity - Years ended December 29,
    2001, December 30, 2000 and December 25, 1999

  Consolidated Statements of Cash Flows - Years ended December 29, 2001,
    December 30, 2000 and December 25, 1999

  Notes to Consolidated Financial Statements


The following consolidated financial statement schedule of the Company for the years ended December 29, 2001, December 30, 2000 and December 25, 1999 is submitted herewith:

Schedule:
  II - Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors and Stockholders
Publix Super Markets, Inc.:

We have audited the consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the "Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                             KPMG LLP



Tampa, Florida
February 28, 2002




                            PUBLIX SUPER MARKETS, INC.

                           Consolidated Balance Sheets

                              December 29, 2001 and
                                December 30, 2000


                         Assets                           2001           2000
                         ------                           ----           ----

                                                      (Amounts are in thousands)


   Current assets:
     Cash and cash equivalents                        $  251,337        396,906
     Short-term investments                                5,176         21,028
     Trade receivables                                   129,435        128,351
     Merchandise inventories                             840,115        814,985
     Deferred tax assets                                  54,172         55,598
     Prepaid expenses                                      3,001          2,274
                                                      ----------      ---------

          Total current assets                         1,283,236      1,419,142
                                                      ----------      ---------



   Long-term investments                                 339,048        434,226
   Other noncurrent assets                                43,911         28,354

   Property, plant and equipment:
     Land                                                132,518        119,016
     Buildings and improvements                          899,277        765,825
     Furniture, fixtures and equipment                 2,267,850      2,033,736
     Leasehold improvements                              651,467        537,417
     Construction in progress                            191,695        201,258
                                                      ----------      ---------

                                                       4,142,807      3,657,252

     Less accumulated depreciation                     1,403,217      1,290,929
                                                      ----------      ---------

          Net property, plant and equipment            2,739,590      2,366,323
                                                      ----------      ---------

                                                      $4,405,785      4,248,045
                                                      ==========      =========


   See accompanying notes to consolidated financial statements.      (Continued)





                           PUBLIX SUPER MARKETS, INC.

                           Consolidated Balance Sheets

                              December 29, 2001 and
                                December 30, 2000


            Liabilities and Stockholders' Equity          2001           2000
            ------------------------------------          ----           ----

                                                      (Amounts are in thousands,
                                                         except share amounts)

   Current liabilities:
     Accounts payable                                 $  691,071        676,924
     Accrued expenses:
       Salaries and wages                                 56,560         57,090
       Contribution to retirement plans                  232,925        250,832
       Self-insurance reserves                           103,048         84,095
       Other                                             152,863        143,757
                                                      ----------      ---------

          Total accrued expenses                         545,396        535,774
                                                      ----------      ---------

     Federal and state income taxes                       13,030         29,668
                                                      ----------      ---------

          Total current liabilities                    1,249,497      1,242,366


   Deferred tax liabilities, net                         172,440        152,830
   Self-insurance reserves                               137,474        109,423
   Accrued postretirement benefit cost                    70,151         62,986
   Other noncurrent liabilities                           13,672         18,005
                                                      ----------      ---------


          Total liabilities                            1,643,234      1,585,610
                                                      ----------      ---------


   Stockholders' equity:
     Common stock of $1 par value.  Authorized
       300,000,000 shares; issued and outstanding
       197,111,536 shares in 2001 and 204,972,803
       shares in 2000                                    197,112        204,973
     Additional paid-in capital                          343,834        212,947
     Reinvested earnings                               2,226,768      2,252,661
                                                      ----------      ---------

                                                       2,767,714      2,670,581

     Accumulated other comprehensive earnings             (5,163)        (8,146)
                                                      ----------      ---------

          Total stockholders' equity                   2,762,551      2,662,435

   Commitments and contingencies                             ---            ---
                                                      ----------      ---------

                                                      $4,405,785      4,248,045
                                                      ==========      =========



   See accompanying notes to consolidated financial statements.



                             PUBLIX SUPER MARKETS, INC.

                       Consolidated Statements of Earnings

                  Years ended December 29, 2001, December 30, 2000
                               and December 25, 1999

                                              2001          2000           1999
                                              ----          ----           ----
                                                  (Amounts are in thousands,
                                                   except shares outstanding and
                                                   per share amounts)
Revenues:
  Sales                                 $ 15,284,229   14,575,031    13,068,900
  Other operating income                      85,790       77,710        72,756
                                        ------------  -----------   -----------

      Total revenues                      15,370,019   14,652,741    13,141,656
                                        ------------  -----------   -----------
Costs and expenses:
  Cost of merchandise sold, including
    store occupancy, warehousing
    and delivery expenses                 11,300,287   10,812,177     9,774,712
  Operating and administrative
    expenses                               3,301,652    3,083,122     2,706,320
                                        ------------  -----------   -----------

      Total costs and expenses            14,601,939   13,895,299    12,481,032
                                        ------------  -----------   -----------

      Operating profit                       768,080      757,442       660,624
                                        ------------  -----------   -----------

Investment income, net                        38,353       50,426        46,714
Other income, net                             20,390       15,685        12,231
                                        ------------  -----------   -----------

Earnings before income tax expense           826,823      823,553       719,569

Income tax expense                           296,402      293,147       257,160
                                        ------------  -----------   -----------

Net earnings                            $    530,421      530,406       462,409
                                        ============  ===========   ===========

Weighted average number of common
  shares outstanding                     202,171,794  210,145,666   216,160,316
                                         ===========  ===========   ===========

Basic and diluted earnings per common
  share based on weighted average
  shares outstanding                    $       2.62         2.52          2.14
                                        ============  ===========   ===========


                             PUBLIX SUPER MARKETS, INC.

                 Consolidated Statements of Comprehensive Earnings

                  Years ended December 29, 2001, December 30, 2000
                               and December 25, 1999

                                              2001          2000           1999
                                              ----          ----           ----
                                                   (Amounts are in thousands)
Net earnings                                $530,421      530,406       462,409

Other comprehensive earnings
Unrealized gain (loss) on investment
  securities available-for-sale,
  net of tax effect of $1,704,
  ($1,253) and ($6,089) in 2001,
  2000 and 1999, respectively                  2,713       (1,995)       (9,707)

Reclassification adjustment for net
  realized loss on investment securities
  available-for-sale, net of tax effect
  of $170, $595 and $1,733 in 2001,
  2000 and 1999, respectively                    270          948         2,769
                                            --------      -------       -------

Comprehensive earnings                      $533,404      529,359       455,471
                                            ========      =======       =======

See accompanying notes to consolidated financial statements.




                                                 PUBLIX SUPER MARKETS, INC.

                                      Consolidated Statements of Stockholders' Equity

                                      Years ended December 29, 2001, December 30, 2000
                                                   and December 25, 1999

                                                                                     Common
                                                                                      stock
                                                                                    acquired     Accumulated       Total
                                                          Additional                  from          other          stock-
                                                 Common    paid-in     Reinvested    stock-    comprehensive      holders'
                                                  stock    capital      earnings     holders       earnings        equity
                                                  -----    -------      --------     -------       --------        ------

                                                       (Amounts are in thousands, except per share and share amounts)

Balances at December 26, 1998                   $216,862   152,472      1,958,459        ---          (161)      2,327,632
Comprehensive earnings for the year                  ---       ---        462,409        ---        (6,938)        455,471
Cash dividends, $.22 per share                       ---       ---        (47,846)       ---           ---         (47,846)
Contribution of 3,328,017 shares to
  retirement plans                                   ---      (517)           ---    152,633           ---         152,116
10,789,790 shares acquired from stockholders         ---       ---            ---   (492,892)          ---        (492,892)
Sale of 6,167,508 shares to stockholders             967    44,397            ---    236,299           ---         281,663
Retirement of 2,261,077 shares                    (2,261)      ---       (101,699)   103,960           ---             ---
                                                --------   -------      ---------    -------       -------       ---------

Balances at December 25, 1999                    215,568   196,352      2,271,323        ---        (7,099)      2,676,144

Comprehensive earnings for the year                  ---       ---        530,406        ---        (1,047)        529,359
Cash dividends, $.27 per share                       ---       ---        (57,816)       ---           ---         (57,816)
Contribution of 3,319,596 shares to
  retirement plans                                   ---     1,505            ---    148,251           ---         149,756
16,464,016 shares acquired from stockholders         ---       ---            ---   (751,479)          ---        (751,479)
Sale of 2,549,273 shares to stockholders             347    15,090            ---    101,034           ---         116,471
Retirement of 10,941,939 shares                  (10,942)      ---       (491,252)   502,194           ---             ---
                                                --------   -------      ---------    -------       -------       ---------

Balances at December 30, 2000                    204,973   212,947      2,252,661        ---        (8,146)      2,662,435

Comprehensive earnings for the year                  ---       ---        530,421        ---         2,983         533,404
Cash dividends, $.32 per share                       ---       ---        (66,284)       ---           ---         (66,284)
Contribution of 4,404,719 shares to
  retirement plans                                   ---     1,738            ---    210,855           ---         212,593
14,249,727 shares acquired from stockholders         ---       357            ---   (670,665)          ---        (670,308)
Sale of 1,983,741 shares to stockholders           2,744   128,792            ---    (40,825)          ---          90,711
Retirement of 10,605,219 shares                  (10,605)      ---       (490,030)   500,635           ---             ---
                                                --------   -------      ---------    -------       -------       ---------


Balances at December 29, 2001                   $197,112   343,834      2,226,768        ---        (5,163)      2,762,551
                                                ========   =======      =========    =======       =======       =========




See accompanying notes to consolidated financial statements.





                              PUBLIX SUPER MARKETS, INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 29, 2001, December 30, 2000
                               and December 25, 1999


                                                  2001            2000            1999
                                                  ----            ----            ----

                                                       (Amounts are in thousands)
Cash flows from operating activities:
  Cash received from customers               $ 15,365,329      14,675,826     13,120,450
  Cash paid to employees and suppliers        (13,861,595)    (13,235,049)   (12,021,554)
  Dividends and interest received                  42,228          56,358         55,329
  Income taxes paid                              (293,877)       (276,433)      (214,773)
  Payment for self-insured claims                (182,180)       (153,021)      (135,464)
  Other operating cash receipts                       873             826            751
  Other operating cash payments                   (13,364)        (10,367)        (8,335)
                                             ------------      ----------     ----------

      Net cash provided by operating
          activities                            1,057,414       1,058,140        796,404
                                             ------------      ----------     ----------

Cash flows from investing activities:
  Payment for property, plant and
    equipment                                    (656,422)       (558,133)      (512,658)
  Proceeds from sale of property, plant
    and equipment                                   2,550           4,390          2,679
  Payment for investment securities -
    available-for-sale (AFS)                     (173,061)       (111,143)      (190,003)
  Proceeds from sale and maturity of
    investment securities - AFS                   285,072          75,349        130,609
  Other, net                                      (15,241)         (5,247)       (10,515)
                                             ------------      ----------     ----------

      Net cash used in investing activities      (557,102)       (594,784)      (579,888)
                                             ------------      ----------     ----------

Cash flows from financing activities:
  Proceeds from sale of common stock               90,711         116,471        281,663
  Payment for acquisition of common stock        (670,308)       (751,479)      (492,892)
  Dividends paid                                  (66,284)        (57,816)       (47,846)
  Other, net                                          ---            (262)          (131)
                                             ------------      ----------     ----------

      Net cash used in financing activities      (645,881)       (693,086)      (259,206)
                                             ------------      ----------     ----------

Net decrease in cash and cash equivalents        (145,569)       (229,730)       (42,690)

Cash and cash equivalents at beginning
  of year                                         396,906         626,636        669,326
                                             ------------      ----------     ----------

Cash and cash equivalents at end of year     $    251,337         396,906        626,636
                                             ============      ==========     ==========



See accompanying notes to consolidated financial statements.         (Continued)





                             PUBLIX SUPER MARKETS, INC.

                      Consolidated Statements of Cash Flows
                                   (Continued)




                                                       2001       2000       1999
                                                       ----       ----       ----

                                                         (Amounts are in thousands)
Reconciliation of net earnings to net cash
  provided by operating activities

Net earnings                                        $  530,421    530,406    462,409

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                      259,682    226,950    199,428
    Retirement contributions paid or payable
      in common stock                                  196,582    218,790    193,227
    Deferred income taxes                               19,163     19,542     12,461
    Loss on sale of property, plant and
      equipment                                         20,966     15,683     20,015
    Loss on sale of investments                            439      1,543      4,586
    Self-insurance reserves in excess of
      current payments                                  47,004     24,008      9,141
    Postretirement accruals in excess of
      current payments                                   7,165      7,251      6,877
    Decrease in advance purchase
      allowances                                        (4,333)    (6,261)    (5,051)
    Other, net                                           3,077      3,922      3,249
    Change in cash from:
      Trade receivables                                (27,309)     9,743    (40,768)
      Merchandise inventories                          (25,130)   (45,531)  (111,889)
      Prepaid expenses                                    (727)       168       (553)
      Accounts payable and accrued expenses             47,052     54,754     13,346
      Federal and state income taxes                   (16,638)    (2,828)    29,926
                                                    ----------  ---------    -------


          Total adjustments                            526,993    527,734    333,995
                                                    ----------  ---------    -------



Net cash provided by operating activities           $1,057,414  1,058,140    796,404
                                                    ==========  =========    =======


See accompanying notes to consolidated financial statements.


                             PUBLIX SUPER MARKETS, INC.

                     Notes to Consolidated Financial Statements

                        December 29, 2001, December 30, 2000
                              and December 25, 1999

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  Business
          --------
          The Company is in the business of operating retail food supermarkets in Florida, Georgia, South Carolina and Alabama. The Company operates in a single industry segment.

     (b)  Principles of Consolidation
          ---------------------------
          The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Fiscal Year
          -----------
          The fiscal year ends on the last Saturday in December. Fiscal years 1999 and 2001 include 52 weeks. Fiscal year 2000 includes 53 weeks.

     (d)  Cash Equivalents
          ----------------
          The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

     (e)  Trade Receivables
          -----------------
          Trade receivables primarily includes amounts due from credit card sales, third party insurance pharmacy billings and uncollected vendor allowances.

     (f)  Inventories
          -----------
          Inventories are valued at the lower of cost (principally the dollar value last-in, first-out ("LIFO") method) or market value, including store inventories, which are calculated by the retail method. Approximately 86% of inventories for 2001 and 2000 were valued using the LIFO method. All remaining inventory is valued at the lower of cost (using the first-in, first-out ("FIFO") method) or market value. The FIFO cost of inventory approximates replacement or current cost.

     (g)  Investments
          -----------
          The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income, net. The Company had no held-to-maturity securities as of December 29, 2001 and December 30, 2000.




                                                                     (Continued)

                             PUBLIX SUPER MARKETS, INC.

                     Notes to Consolidated Financial Statements

          All of the Company's debt securities and marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as other comprehensive earnings and included as a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income, net. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income, net. The cost of securities sold is based on the specific identification method.

          Interest income is accrued as earned. Dividend income is recognized as income on the ex-dividend date of the stock.

     (h)  Property, Plant and Equipment and Depreciation
          ----------------------------------------------
          Assets  are   recorded   at  cost  and  are   depreciated   using  the
          straight-line method over their estimated useful lives or the terms of their leases, if shorter, as follows:

                   Buildings and improvements               10 - 40 years
                   Furniture, fixtures and equipment         3 - 20 years
                   Leasehold improvements                   10 - 40 years

          Maintenance and repairs are charged to operating expenses as incurred. Expenditures for renewals and betterments are capitalized. The gain or loss realized on assets traded is applied to the asset accounts in the consolidated balance sheets. The gain or loss realized on disposed assets or assets to be disposed of is recorded in operating expenses in the consolidated statements of earnings.

     (i)  Capitalized Computer Software Costs
          -----------------------------------
          The Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These costs are capitalized and amortized over a three year life. The amounts capitalized were approximately $24,611,000 and $6,024,000 for the fiscal years ended December 29, 2001 and December 30, 2000, respectively.

     (j)  Long-Lived Assets
          -----------------
          The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability is measured by a comparison of the net book value of an asset to the future net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of the net book value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows.

     (k)  Self-Insurance
          --------------
          Self-insurance reserves are established for health care, fleet liability, general liability and workers' compensation claims. These reserves are determined based on actual experience including, where necessary, actuarial studies. The Company has insurance coverage for losses in excess of varying amounts.




                                          2                          (Continued)

                             PUBLIX SUPER MARKETS, INC.

                     Notes to Consolidated Financial Statements

     (l)  Comprehensive Earnings
          ----------------------
          Comprehensive earnings includes net earnings and other comprehensive earnings. Other comprehensive earnings includes revenues, expenses, gains and losses that have been excluded from net earnings and recorded directly to stockholders' equity. Included in other comprehensive earnings for the Company are unrealized gains and losses on available-for-sale securities.

     (m)  Revenue Recognition
          -------------------
          Revenue is recognized at the point of sale for retail sales. Vendor coupons and other sales incentives that are reimbursed are accounted for as sales. Coupons and other sales incentives offered by the Company that are not reimbursed are recorded as a reduction of sales. Vendor allowances and credits that relate to the Company's buying and merchandising activities are recognized as a reduction of cost of merchandise sold as earned according to the underlying agreements. Short-term vendor agreements with advance payments are recorded as a current liability and are recognized over the appropriate period as earned. Long-term vendor agreements with advance payments are recorded as a noncurrent liability and are recognized over the appropriate period as earned.

     (n)  Other Operating Income
          ----------------------
          Other operating income includes income generated from other activities conducted in the Company's stores, primarily check cashing, automated teller transactions, money order sales, lottery sales, vending machine sales and in-store subleases.

     (o)  Other Income, net
          -----------------
          Other  income,   net  includes  rent  received  from  shopping  center
          operations,   net  of  related   expenses   and  other   miscellaneous
          nonoperating income.

     (p)  Advertising Costs
          -----------------
          Advertising costs are expensed as incurred and were approximately $111,555,000, $92,494,000 and $88,466,000 for the fiscal years ended
          December 29, 2001, December 30, 2000 and December 25, 1999, respectively.

     (q)  Income Taxes
          ------------
          Deferred tax assets and liabilities are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse.

     (r)  Earnings Per Share
          ------------------
          Basic and diluted earnings per common share are calculated by dividing net earnings by the weighted average number of common shares outstanding. Basic and diluted earnings per common share are the same because the Company does not have options or other stock compensation programs that would impact the calculation of diluted earnings per share.

     (s)  Use of Estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.




                                          3                          (Continued)

                             PUBLIX SUPER MARKETS, INC.

                     Notes to Consolidated Financial Statements

     (t)  Reclassifications
          -----------------
          Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation.

(2)  Merchandise Inventories
     -----------------------

     If the first-in, first-out method of valuing inventories had been used by the Company to value all inventories, inventories and current assets would have been higher than reported by approximately $119,809,000, $112,606,000 and $109,379,000 as of December 29, 2001, December 30, 2000 and December 25, 1999, respectively. Also, net earnings would have increased by approximately $3,625,000 or less than $.02 per share in 2001, $1,584,000 and $630,000 or less than $.01 per share in 2000 and 1999, respectively.


(3)  Fair Value of Financial Instruments
     -----------------------------------

     The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     Cash and cash equivalents: The carrying amount for cash and cash
     --------------------------
     equivalents approximates fair value.

     Investment securities: The fair values for marketable debt and equity
     ----------------------
     securities are based on quoted market prices.

     The carrying amount of the Company's other financial instruments as of December 29, 2001 and December 30, 2000 approximated their respective fair values.

(4)  Investments
     -----------

     Following is a summary of available-for-sale securities as of December 29, 2001 and December 30, 2000:

                                                Gross      Gross
                               Amortized     Unrealized  Unrealized      Fair
                                  Cost          Gains      Losses        Value
                                  ----          -----      ------        -----

                                            (Amounts are in thousands)
      2001
      ----
      Tax exempt bonds          $213,066        1,162       8,590       205,638
      Taxable bonds               28,211          139         594        27,756
      Equity securities          111,351        4,766       5,287       110,830
                                --------        -----      ------       -------

                                $352,628        6,067      14,471       344,224
                                ========        =====      ======       =======

      2000
      ----
      Tax exempt bonds          $356,921        1,940       6,256       352,605
      Taxable bonds               13,537        2,353       3,044        12,846
      Equity securities           98,057        2,115      10,369        89,803
                                --------        -----      ------       -------

                                $468,515        6,408      19,669       455,254
                                ========        =====      ======       =======




                                          4                          (Continued)

                             PUBLIX SUPER MARKETS, INC.

                     Notes to Consolidated Financial Statements

     For the fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999, the realized gains on sales of available-for-sale securities totaled $6,218,000, $1,388,000 and $1,566,000, respectively, and the realized losses totaled $6,657,000, $2,931,000 and $6,152,000, respectively.

     The amortized cost and estimated fair value of debt and marketable equity securities classified as available-for-sale as of December 29, 2001 and December 30, 2000, by expected maturity, are as follows:

                                           2001                     2000
                                   -------------------      -------------------

                                   Amortized     Fair       Amortized     Fair
                                      Cost       Value         Cost       Value
                                      ----       -----         ----       -----

                                              (Amounts are in thousands)

     Due in one year or less       $  5,373      5,176        21,926     21,028
     Due after one year through
       five years                    19,283     18,541        79,920     80,396
     Due after five years through
       ten years                     19,704     18,350        30,538     30,726
     Due after ten years            196,917    191,327       238,074    233,301
                                   --------    -------       -------    -------

                                    241,277    233,394       370,458    365,451
     Equity securities              111,351    110,830        98,057     89,803
                                   --------    -------       -------    -------

                                   $352,628    344,224       468,515    455,254
                                   ========    =======       =======    =======


(5)  Postretirement Benefits
     -----------------------

     The Company provides life insurance benefits for salaried and hourly full-time employees. Such employees retiring from the Company on or after attaining age 55 and having ten years of credited full-time service are entitled to postretirement life insurance benefits. The Company funds the life insurance benefits on a pay-as-you-go basis. Effective January 1, 2002, the Company amended the plan's eligibility requirements. As of October 1, 2001, an employee must have had at least five years of full-time service and the employee's age plus years of credited service must have equaled 65 or greater to retain postretirement life insurance benefits at retirement. In addition, the employee must be at least age 55 with ten years of full-time service at retirement to receive the benefit. During 2001, 2000 and 1999, the Company made benefit payments to beneficiaries of retirees of approximately $1,976,000, $1,165,000 and $1,877,000, respectively.




                                          5                          (Continued)

                             PUBLIX SUPER MARKETS, INC.

                     Notes to Consolidated Financial Statements

     The following tables provide a reconciliation of the changes in the benefit obligations and fair value of plan assets and a statement of the funded status as of December 29, 2001 and December 30, 2000:

                                                        2001        2000
                                                        ----        ----

                                                  (Amounts are in thousands)
     Change in benefit obligation:
       Benefit obligation as of beginning of year   $ 69,343      61,688
       Service cost                                    3,560       3,429
       Interest cost                                   5,581       4,987
       Amendments                                    (18,746)        ---
       Curtailments                                   (4,397)        ---
       Actuarial loss                                  2,368         404
       Benefit payments                               (1,976)     (1,165)
                                                    --------     -------

       Benefit obligation as of end of year         $ 55,733      69,343
                                                    ========     =======

     Change in fair value of plan assets:
       Fair value of plan assets as of beginning
         of year                                    $    ---         ---
       Employer contributions                          1,976       1,165
       Benefit payments                               (1,976)     (1,165)
                                                    --------     -------

       Fair value of plan assets as of end of year  $    ---         ---
                                                    ========     =======

     Funded status                                  $(55,733)    (69,343)
     Unrecognized actuarial loss                       4,328       6,357
     Unrecognized prior service cost                 (18,746)        ---
                                                    --------     -------

     Accrued postretirement benefit cost            $(70,151)    (62,986)
                                                    ========     =======


     Following are the actuarial assumptions that were used in the calculation of the year end benefit obligation:

                                                2001       2000        1999
                                                ----       ----        ----

     Discount rate                              7.25%      7.75%       7.75%
     Rate of compensation increase              4.00%      4.00%       4.00%

     Net  periodic   postretirement  benefit  cost  consists  of  the  following components:

                                                2001       2000        1999
                                                ----       ----        ----

                                                  (Amounts are in thousands)

     Service cost                              $3,560      3,429       3,754
     Interest cost                              5,581      4,987       4,551
     Recognized actuarial loss                    ---        ---         449
                                               ------      -----       -----

     Net periodic postretirement benefit cost  $9,141      8,416       8,754
                                               ======      =====       =====

     Actuarial losses are amortized over the average remaining service life of active participants when the accumulation of such losses exceeds 10% of the greater of the projected benefit obligation or the fair value of plan assets.




                                          6                          (Continued)

                             PUBLIX SUPER MARKETS, INC.

                     Notes to Consolidated Financial Statements

(6)  Retirement Plans
     ----------------

     The Company has a trusteed,  noncontributory  Employee Stock Ownership Plan
     (ESOP) for the benefit of eligible employees. The amount of the Company's discretionary contribution to the ESOP is determined annually by the Board of Directors and can be made in Company common stock or cash. The expense recorded for contributions to this plan was approximately $181,507,000 in 2001, $204,968,000 in 2000 and $90,256,000 in 1999.

     Prior to 2000, the Company had a trusteed, noncontributory Profit Sharing Plan for the benefit of eligible employees. The amount of the Company's discretionary contribution to this plan was determined annually by the Board of Directors and was made in Company common stock or cash. The expense recorded for contributions to this plan was approximately $92,731,000 in 1999. Effective December 31, 1999, the Company merged the Profit Sharing Plan into the ESOP.

     The Company has a 401(k) plan for the benefit of eligible employees. The 401(k) plan is a voluntary defined contribution plan. Eligible employees may contribute up to 10% of their eligible annual compensation (8% prior to January 1, 2002), subject to the maximum contribution limits established by Federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2001, 2000 and 1999, the Board of Directors approved a match of 50% of eligible contributions up to 3% of eligible wages, not to exceed a maximum match of $750 per employee. The match, which is determined as of the last day of the plan year and paid in the subsequent plan year, is in common stock of the Company. The expense recorded for the Company's match to the 401(k) plan was approximately $15,075,000 in 2001, $13,822,000 in 2000 and $12,715,000 in 1999.

     The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.




                                          7                          (Continued)

                             PUBLIX SUPER MARKETS, INC.

                     Notes to Consolidated Financial Statements

(7)  Income Taxes
     ------------

     The provision for income taxes consists of the following:

                                               Current     Deferred     Total
                                               -------     --------     -----

                                                  (Amounts are in thousands)
     2001
     ----
     Federal                                   $240,433     16,285     256,718
     State                                       36,805      2,879      39,684
                                               --------     ------     -------

                                               $277,238     19,164     296,402
                                               ========     ======     =======

     2000
     ----
     Federal                                   $233,284     16,761     250,045
     State                                       40,321      2,781      43,102
                                               --------     ------     -------

                                               $273,605     19,542     293,147
                                               ========     ======     =======

     1999
     ----
     Federal                                   $208,413     10,606     219,019
     State                                       36,286      1,855      38,141
                                               --------     ------     -------

                                               $244,699     12,461     257,160
                                               ========     ======     =======


     The actual tax expense for 2001, 2000 and 1999 differs from the "expected" tax expense for those years (computed by applying the U.S. Federal corporate tax rate of 35% to earnings before income taxes) as follows:

                                                   2001       2000        1999
                                                   ----       ----        ----

                                                   (Amounts are in thousands)

     Computed "expected" tax expense           $289,388    288,243     251,849
     State income taxes (net of
       Federal income tax benefit)               25,795     28,016      24,792
     Tax exempt interest                         (8,077)   (12,990)    (13,466)
     Other, net                                 (10,704)   (10,122)     (6,015)
                                               --------    -------     -------

                                               $296,402    293,147     257,160
                                               ========    =======     =======




                                          8                          (Continued)

                             PUBLIX SUPER MARKETS, INC.

                     Notes to Consolidated Financial Statements

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 29, 2001 and December 30, 2000 are as follows:

                                                         2001          2000
                                                         ----          ----

                                                    (Amounts are in thousands)
     Deferred tax assets:
       Self-insurance reserves                        $ 85,645        71,115
       Advance purchase allowances                      14,767        12,589
       Postretirement benefit cost                      27,060        24,297
       Retirement plan contributions                    19,448        20,121
       Inventory capitalization                          8,794         9,497
       Other                                            12,878        15,472
                                                      --------       -------

     Total deferred tax assets                        $168,592       153,091
                                                      ========       =======

     Deferred tax liabilities:
       Property, plant and equipment,
         principally due to depreciation              $280,643       248,287
       Other                                             6,217         2,036
                                                      --------       -------

     Total deferred tax liabilities                   $286,860       250,323
                                                      ========       =======


     The Company expects the results of future operations to generate sufficient taxable income to allow utilization of deferred tax assets; therefore, no valuation allowance has been recorded as of December 29, 2001 and December 30, 2000.

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

          Total rental expense for the years ended December 29, 2001, December 30, 2000 and December 25, 1999, is as follows:

                                            2001        2000        1999
                                            ----        ----        ----

                                             (Amounts are in thousands)

          Minimum rentals                $219,757     200,267     178,812
          Contingent rentals               10,529      11,498      10,685
          Sublease rental income          (10,148)     (8,260)     (7,028)
                                         --------     -------     -------

                                         $220,138     203,505     182,469
                                         ========     =======     =======




                                          9                          (Continued)

                             PUBLIX SUPER MARKETS, INC.

                     Notes to Consolidated Financial Statements

          As of December 29, 2001, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:

                                 Minimum           Sublease
                                  Rental            Rental
          Year                 Commitments          Income             Net
          ----                 -----------          ------             ---

                                           (Amounts are in thousands)

          2002                 $  227,332            6,510            220,822
          2003                    224,656            4,206            220,450
          2004                    221,101            3,037            218,064
          2005                    216,297            1,590            214,707
          2006                    211,097              512            210,585
          Thereafter            1,854,092               87          1,854,005
                               ----------           ------          ---------

                               $2,954,575           15,942          2,938,633
                               ==========           ======          =========

          The Company also owns shopping centers which are leased to tenants for minimum monthly rentals plus, in certain instances, contingent rentals. Contingent rentals received are determined on the basis of a percentage of sales in excess of stipulated minimums plus, in certain instances, reimbursement of taxes and insurance. Contingent rentals were estimated at December 29, 2001 and are included in trade receivables. Rental income was approximately $12,986,000 in 2001, $11,513,000 in 2000 and $9,508,000 in 1999. The approximate amounts of minimum future rental payments to be received under noncancelable operating leases are $11,367,000, $9,576,000, $7,182,000, $4,860,000 and $2,862,000 for the years 2002 through 2006, respectively, and $11,839,000 thereafter.

     (b)  Line of Credit
          --------------
          In December 2001, the Company executed an agreement for a committed line of credit totaling $100 million. This 364-day line of credit facility is available to fund liquidity requirements if necessary. The interest rate is based on LIBOR or prime. There were no amounts outstanding on this line of credit as of December 29, 2001.

     (c)  Litigation
          ----------
          The Company is a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.




                                         10                          (Continued)

                             PUBLIX SUPER MARKETS, INC.

                     Notes to Consolidated Financial Statements

 (9) Quarterly Information (unaudited)
     ---------------------------------

     Following is a summary of the quarterly results of operations for the fiscal years ended December 29, 2001 and December 30, 2000. All quarters have 13 weeks except the fourth quarter of 2000 which has 14 weeks.

                                                Quarter Ended
                            ----------------------------------------------------

                              March          June       September       December
                              -----          ----       ---------       --------

                            (Amounts are in thousands, except per share amounts)

      2001
      ----
      Revenues              $3,938,820     3,729,763     3,736,347     3,965,089
      Costs and expenses    $3,720,245     3,557,971     3,568,910     3,754,813
      Net earnings          $  150,886       119,862       116,242       143,431
      Basic and diluted
        earnings per common
        share, based on
        weighted average
        shares outstanding  $      .74           .59           .58           .71

      2000
      ----
      Revenues              $3,632,998     3,495,747     3,484,487     4,039,509
      Costs and expenses    $3,425,816     3,312,523     3,324,529     3,832,431
      Net earnings          $  142,363       128,266       113,860       145,917
      Basic and diluted
        earnings per common
        share, based on
        weighted average
        shares outstanding  $      .67           .60           .55           .70




                                         11                          (Continued)



                                                                     Schedule II
                                                                     -----------
                             PUBLIX SUPER MARKETS, INC.

                        Valuation and Qualifying Accounts

                  Years ended December 29, 2001, December 30, 2000
                               and December 25, 1999
                             (Amounts are in thousands)


                                           Balance at     Additions     Deductions    Balance at
                                           beginning      charged to      from          end of
          Description                       of year        income        reserves       year
          -----------                       -------        ------        --------       ----

   Year ended December 29, 2001

   Reserves not deducted from assets:
     Self-insurance reserves:
       -Current                             $ 84,095       201,133       182,180       103,048
       -Noncurrent                           109,423        28,051           ---       137,474
                                            --------       -------       -------       -------
                                            $193,518       229,184       182,180       240,522
                                            ========       =======       =======       =======

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
