Form 10-Q
period 2002-03-30
PUBLIX SUPER MARKETS INC
filed 2002-05-14
CIK 81061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C.  20549


                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 30, 2002
                                                        --------------


                                     OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ____________ to ______________



                        Commission File Number 0-981
                        ----------------------------


                           PUBLIX SUPER MARKETS, INC.
              -----------------------------------------------------
              (Exact name of Registrant as specified in its charter)



          Florida                              59-0324412
-------------------------------    -----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)



1936 George Jenkins Blvd.
Lakeland, Florida                                   33815
---------------------------------------           ---------
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

Yes     X               No _______
    --------

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of April 30, 2002 was 197,669,393.



                               Page 1 of 11 pages

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                            PUBLIX SUPER MARKETS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Amounts are in thousands, except share amounts)

                                      ASSETS

                                              March 30, 2002   December 29, 2001
                                              --------------   -----------------
                                                        (Unaudited)

Current Assets
--------------
Cash and cash equivalents                       $  462,410             251,337
Short-term investments                               2,558               5,176
Trade receivables                                  142,772             129,435
Merchandise inventories                            803,341             840,115
Deferred tax assets                                 63,995              54,172
Prepaid expenses                                     8,762               3,001
                                                ----------          ----------

    Total Current Assets                         1,483,838           1,283,236
                                                ----------          ----------

Long-term investments                              335,028             339,048
Other noncurrent assets                             48,895              43,911
Property, plant and equipment                    4,289,162           4,142,807
Accumulated depreciation                        (1,466,111)         (1,403,217)
                                                ----------          ----------

         Total Assets                           $4,690,812           4,405,785
                                                ==========          ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts payable                                $  707,143             691,071
Accrued contribution to retirement plans           118,948             232,925
Accrued salaries and wages                          80,055              56,560
Accrued self-insurance reserves                    112,664             103,048
Federal and state income taxes                     120,822              13,030
Other                                              209,858             152,863
                                                ----------          ----------

    Total Current Liabilities                    1,349,490           1,249,497
                                                ----------          ----------

Deferred tax liabilities, net                      180,743             172,440
Self-insurance reserves                            138,880             137,474
Accrued postretirement benefit cost                 70,001              70,151
Other noncurrent liabilities                        11,861              13,672

Stockholders' Equity
--------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares; issued 199,053,347
  shares at March 30, 2002 and 197,111,536
  shares at December 29, 2001                      199,053             197,112
Additional paid-in capital                         421,711             343,834
Reinvested earnings                              2,356,286           2,226,768
                                                ----------          ----------
                                                 2,977,050           2,767,714
Less 758,141 treasury shares
  at March 30, 2002, at cost                       (31,084)                ---

Accumulated other comprehensive earnings            (6,129)             (5,163)
                                                ----------          ----------

    Total Stockholders' Equity                   2,939,837           2,762,551
                                                ----------          ----------

         Total Liabilities and Stockholders'
           Equity                               $4,690,812           4,405,785
                                                ==========          ==========


See accompanying notes to condensed consolidated financial statements.

                            PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          (Amounts are in thousands, except per share and share amounts)

                                                     Three Months Ended

                                              March 30, 2002      March 31, 2001
                                              --------------      --------------
                                                         (Unaudited)

Revenues
--------
Sales                                         $  4,194,016           3,917,490
Other operating income                              23,645              21,330
                                              ------------         -----------

    Total revenues                               4,217,661           3,938,820
                                              ------------         -----------
Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                       3,050,945           2,896,455
Operating and administrative expenses              865,509             823,790
                                              ------------         -----------

    Total costs and expenses                     3,916,454           3,720,245
                                              ------------         -----------

    Operating profit                               301,207             218,575
                                              ------------         -----------

Investment income, net                               6,144              12,616
Other income, net                                    4,724               4,520
                                              ------------         -----------

Earnings before income tax expense                 312,075             235,711

Income tax expense                                 116,906              84,825
                                              ------------         -----------

Net earnings                                  $    195,169             150,886
                                              ============         ===========

Weighted average number of common
  shares outstanding                           196,920,363         205,241,255
                                              ============         ===========

Basic and diluted earnings per common
  share based on weighted average shares
  outstanding                                 $        .99                 .74
                                              ============         ===========

Cash dividends paid per common share                  None                None

                   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                    (Amounts are in thousands)

                                                     Three Months Ended

                                              March 30, 2002      March 31, 2001
                                              --------------      --------------
                                                         (Unaudited)

Net earnings                                  $    195,169             150,886

Other comprehensive earnings
Unrealized (loss) gain on investment
  securities available-for-sale,
  net of tax effect of ($763) and
  $1,949 in 2002 and 2001, respectively             (1,215)              3,103

Reclassification adjustment for net
  realized loss (gain) on investment
  securities available-for-sale, net
  of tax effect of $156 and ($265) in
  2002 and 2001, respectively                          249                (422)
                                              ------------         -----------

Comprehensive earnings                        $    194,203             153,567
                                              ============         ===========

See accompanying notes to condensed consolidated financial statements.


                                 PUBLIX SUPER MARKETS, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Amounts are in thousands)

                                                     Three Months Ended

                                              March 30, 2002      March 31, 2001
                                              --------------      --------------
                                                         (Unaudited)

Cash flows from operating activities
------------------------------------
  Cash received from customers                 $ 4,208,902           3,956,095
  Cash paid to employees and suppliers          (3,640,130)         (3,515,285)
  Dividends and interest received                    6,872              13,220
  Income taxes paid                                (10,027)            (25,230)
  Payment for self-insured claims                  (45,135)            (41,134)
  Other operating cash receipts                        234                 218
  Other operating cash payments                     (2,664)             (1,464)
                                               -----------          ----------

      Net cash provided by operating
          activities                               518,052             386,420
                                               -----------          ----------

Cash flows from investing activities
------------------------------------
  Payment for property, plant and
    equipment                                     (158,843)           (155,665)
  Proceeds from sale of property, plant
    and equipment                                      920                 502
  Payment for investment securities -
    available-for-sale (AFS)                       (64,017)            (49,163)
  Proceeds from sale and maturity of
    investment securities - AFS                     68,357              22,303
  Other, net                                        (4,916)             (6,031)
                                               -----------          ----------

      Net cash used in investing activities       (158,499)           (188,054)
                                               -----------          ----------

Cash flows from financing activities
------------------------------------
  Proceeds from sale of common stock                27,592              25,817
  Payment for acquisition of common stock         (175,930)           (133,260)
  Other, net                                          (142)                ---
                                               -----------          ----------

      Net cash used in financing activities       (148,480)           (107,443)
                                               -----------          ----------

Net increase in cash and cash equivalents          211,073              90,923

Cash and cash equivalents at beginning
  of period                                        251,337             396,906
                                               -----------          ----------

Cash and cash equivalents at end of period     $   462,410             487,829
                                               ===========          ==========





See accompanying notes to condensed consolidated financial statements.


                                                                    (Continued)


                                 PUBLIX SUPER MARKETS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Amounts are in thousands)

                                                     Three Months Ended

                                              March 30, 2002      March 31, 2001
                                              --------------      --------------
                                                          (Unaudited)

Reconciliation of net earnings to net cash provided by operating activities

Net earnings                                     $ 195,169             150,886

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                   72,600              60,867
    Retirement contributions paid or payable
      in common stock                               72,891              61,840
    Deferred income taxes                             (913)             (6,513)
    Loss on sale of property, plant and
      equipment                                      1,873               4,497
    Loss (gain) on sale of investments                 405                (687)
    Self-insurance reserves in excess of
      current payments                              11,022              10,710
    Postretirement accruals (less than)
      in excess of current payments                   (150)              1,439
    Decrease in advance purchase allowances         (1,680)             (1,566)
    Other, net                                         241               1,152
    Change in cash from:
      Trade receivables                            (13,337)             12,899
      Merchandise inventories                       36,774              40,287
      Prepaid expenses                              (5,761)             (5,331)
      Accounts payable and accrued expenses         41,126             (10,168)
      Federal and state income taxes               107,792              66,108
                                                 ---------             -------

          Total adjustments                        322,883             235,534
                                                 ---------             -------

Net cash provided by operating activities        $ 518,052             386,420
                                                 =========             =======











See accompanying notes to condensed consolidated financial statements.

                            PUBLIX SUPER MARKETS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1. The accompanying condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are necessary for the fair statement of results for the interim period. These condensed consolidated financial statements should be read in conjunction with the fiscal 2001 Form 10-K Annual Report of the Company.

2. Due to the seasonal nature of the Company's business, the results for the three months ended March 30, 2002 are not necessarily indicative of the results for the entire 2002 fiscal year.

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

4. Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

5. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations," (SFAS 143) effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company would also record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is currently evaluating the effect of adopting SFAS 143.

                            PUBLIX SUPER MARKETS, INC.


Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents, short-term and long-term investments totaled approximately $800.0 million at March 30, 2002, compared to $973.7 million at March 31, 2001. Net cash provided by operating activities was approximately $518.1 million for the three months ended March 30, 2002, as compared with $386.4 million for the three months ended March 31, 2001. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

     Net cash used in investing activities was approximately $158.5 million for the three months ended March 30, 2002, as compared with $188.1 million for the three months ended March 31, 2001. The primary use of net cash in investing activities was funding capital expenditures. During the three months ended March 30, 2002, capital expenditures totaled approximately $158.8 million. These expenditures were primarily incurred in connection with the opening of 16 new stores and remodeling or expanding 26 stores. In addition, the Company closed five stores. The net impact of new and closed stores (net new stores) added an additional .51 million square feet in the first quarter of 2002, a 1.65% increase. During the three months ended March 31, 2001, capital expenditures totaled approximately $155.7 million. These expenditures were primarily incurred in connection with the opening of 11 new stores and remodeling or expanding 19 stores. In addition, the Company closed nine stores. Net new stores added an additional .17 million square feet in the first quarter of 2001, a .59% increase. Significant expenditures were also incurred in the expansion of warehouses in Lakeland, Florida and the development of an online grocery shopping service, PublixDirect.

     Capital expenditures for the remainder of 2002, primarily made up of new store, warehouse and office construction, remodeling and expanding of certain existing stores and new or enhanced information technology applications, are expected to be approximately $606.2 million. This capital program is subject to continuing change and review. The remaining 2002 capital expenditures are expected to be financed by internally generated funds, liquid assets or the committed line of credit described below. In the normal course of operations, the Company replaces stores and closes stores that are not meeting performance expectations. The impact of future store closings is not expected to be material.

     Net cash used in financing activities was approximately $148.5 million for the three months ended March 30, 2002, as compared with $107.4 million for the three months ended March 31, 2001. The primary use of net cash in financing activities was funding net common stock repurchases. The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan. Net common stock repurchases under this plan totaled approximately $148.3 million for the three months ended March 30, 2002, as compared with $107.4 million for the three months ended March 31, 2001. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value. However, such purchases are not required and the Company retains the right to discontinue them at any time.

     On February 26, 2002, the Company declared a cash dividend on its common stock of $.33 per share or $65.4 million, payable on June 3, 2002, to stockholders of record as of the close of business March 29, 2002.

     In December 2001, the Company executed an agreement for a committed line of credit totaling $100 million. This 364-day line of credit facility is available to fund liquidity requirements if necessary. The interest rate is based on LIBOR or prime. There were no amounts outstanding on this line of credit as of March 30, 2002.

     Based on the Company's financial position, it is expected that short-term and long-term borrowings would be readily available to support the Company's liquidity requirements if needed.

Results of Operations
---------------------

     Sales for the first quarter ended March 30, 2002, were $4.2 billion as compared with $3.9 billion in the same quarter in 2001, a 7.1% increase. This reflects an increase of $86.2 million or 2.2% in comparable store sales (stores open for the same weeks in both periods, including replacement stores) and $190.3 million or 4.9% from net new store sales since the beginning of the first quarter of 2001. Additionally, the first quarter of 2002 benefited from the early Easter holiday, which was in the second quarter of 2001. During the first quarter of 2002, the Company modified its calculation of comparable store sales to include replacement stores. The comparable store sales calculation was modified to improve the comparability of this key performance measure to others in the food retailing industry. If the current comparable store sales calculation had been used for the quarter ended March 31, 2001, the comparable store sales increase would have been 4.8%, as compared to the previously reported comparable store sales increase of 4.1%.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 72.7% and 73.9% for the three months ended March 30, 2002 and March 31, 2001, respectively. The decrease in cost of merchandise sold, as a percentage of sales, was primarily due to continuing improvements in buying practices including centralized product procurement, promotional efficiencies including category management, shrink reduction, a shifting of the sales mix toward higher margin value-added products and more efficient distribution channels.

     Operating and administrative expenses, as a percentage of sales, were approximately 20.6% and 21.0% for the three months ended March 30, 2002 and March 31, 2001, respectively. The decrease in operating and administrative expenses, as a percentage of sales, was primarily due to decreases in payroll and other general expenses. These decreases were partially offset by increases in employee benefit costs and depreciation.

     Net earnings were $195.2 million or $.99 per share and $150.9 million or $.74 per share for the three months ended March 30, 2002 and March 31, 2001, respectively.

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

                            PUBLIX SUPER MARKETS, INC.

                            PART II.  OTHER INFORMATION



Item 1.   Legal Proceedings
---------------------------

     As reported in the Company's Form 10-K for the year ended December 29, 2001, the Company is a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

21.  Subsidiaries of the Registrant.

Item 6(b) Reports on Form 8-K
-----------------------------

     No reports on Form 8-K were filed during the quarter ended March 30, 2002.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                          PUBLIX SUPER MARKETS, INC.



Date:  May 10, 2002       /s/ John A. Attaway, Jr.
                          ------------------------------------------
                          John A. Attaway, Jr., Secretary





Date:  May 10, 2002       /s/ David P. Phillips
                          ------------------------------------------
                          David P. Phillips, Chief Financial Officer
                          and Treasurer (Principal Financial and
                          Accounting Officer)