Form 10-Q
period 2002-06-29
PUBLIX SUPER MARKETS INC
filed 2002-08-13
CIK 81061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C.  20549


                                  FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 29, 2002
                                                        -------------


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


Yes     X               No _______
    --------

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of July 31, 2002 was 194,099,074.



                                  Page 1 of 13 pages

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                            PUBLIX SUPER MARKETS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Amounts are in thousands, except share amounts)

                                      ASSETS
                                               June 29, 2002   December 29, 2001
                                               -------------   -----------------
                                                        (Unaudited)
Current Assets
--------------
Cash and cash equivalents                       $  267,769             251,337
Short-term investments                               1,501               5,176
Trade receivables                                  126,883             129,435
Merchandise inventories                            820,319             840,115
Deferred tax assets                                 61,795              54,172
Prepaid expenses                                     9,462               3,001
                                                ----------          ----------

    Total Current Assets                         1,287,729           1,283,236
                                                ----------          ----------

Long-term investments                              347,829             339,048
Other noncurrent assets                             27,978              43,911
Property, plant and equipment                    4,446,003           4,142,807
Accumulated depreciation                        (1,533,978)         (1,403,217)
                                                ----------          ----------

         Total Assets                           $4,575,561           4,405,785
                                                ==========          ==========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts payable                                $  661,010             691,071
Accrued contribution to retirement plans           168,287             232,925
Accrued salaries and wages                          91,669              56,560
Accrued self-insurance reserves                    114,416             103,048
Federal and state income taxes                       4,741              13,030
Other                                              162,481             152,863
                                                ----------          ----------

    Total Current Liabilities                    1,202,604           1,249,497
                                                ----------          ----------

Deferred tax liabilities, net                      202,273             172,440
Self-insurance reserves                            145,199             137,474
Accrued postretirement benefit cost                 69,718              70,151
Other noncurrent liabilities                        10,180              13,672

Stockholders' Equity
--------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares; issued 199,053,347
  shares at June 29, 2002 and 197,111,536
  shares at December 29, 2001                      199,053             197,112
Additional paid-in capital                         421,711             343,834
Reinvested earnings                              2,497,733           2,226,768
                                                ----------          ----------
                                                 3,118,497           2,767,714
Less 3,918,049 treasury shares
  at June 29, 2002, at cost                       (168,241)                ---

Accumulated other comprehensive earnings            (4,669)             (5,163)
                                                ----------          ----------

    Total Stockholders' Equity                   2,945,587           2,762,551
                                                ----------          ----------

         Total Liabilities and Stockholders'
           Equity                               $4,575,561           4,405,785
                                                ==========          ==========


See accompanying notes to condensed consolidated financial statements.

                             PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          (Amounts are in thousands, except per share and share amounts)

                                                     Three Months Ended

                                              June 29, 2002       June 30, 2001
                                              -------------       -------------
                                                         (Unaudited)
Revenues
--------
Sales                                         $  3,823,975           3,708,866
Other operating income                              23,079              20,897
                                              ------------         -----------

    Total revenues                               3,847,054           3,729,763
                                              ------------         -----------

Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                       2,772,635           2,731,948
Operating and administrative expenses              858,384             826,023
                                              ------------         -----------

    Total costs and expenses                     3,631,019           3,557,971
                                              ------------         -----------

    Operating profit                               216,035             171,792
                                              ------------         -----------

Investment income, net                               2,621               9,256
Other income, net                                    6,110               5,194
                                              ------------         -----------

Earnings before income tax expense                 224,766             186,242

Income tax expense                                  83,317              66,380
                                              ------------         -----------

Net earnings                                  $    141,449             119,862
                                              ============         ===========

Weighted average number of common
  shares outstanding                           196,866,501         204,101,245
                                              ============         ===========

Basic and diluted earnings per common
  share based on weighted average shares
  outstanding                                 $        .72                 .59
                                              ============         ===========

Cash dividends paid per common share          $        .33                 .32
                                              ============         ===========

               CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                               (Amounts are in thousands)

                                                     Three Months Ended

                                              June 29, 2002       June 30, 2001
                                              -------------       -------------
                                                         (Unaudited)
Net earnings                                  $    141,449             119,862

Other comprehensive earnings
Unrealized (loss) gain on investment
  securities available-for-sale,
  net of tax effect of ($415) and
  $25 in 2002 and 2001, respectively                  (660)                 40

Reclassification adjustment for net
  realized loss on investment
  securities available-for-sale, net
  of tax effect of $1,332 and $335 in
  2002 and 2001, respectively                        2,120                 533
                                              ------------         -----------

Comprehensive earnings                        $    142,909             120,435
                                              ============         ===========

See accompanying notes to condensed consolidated financial statements.

                            PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          (Amounts are in thousands, except per share and share amounts)

                                                      Six Months Ended

                                              June 29, 2002       June 30, 2001
                                              -------------       -------------
                                                         (Unaudited)
Revenues
--------
Sales                                         $  8,017,991           7,626,356
Other operating income                              46,724              42,227
                                              ------------         -----------

    Total revenues                               8,064,715           7,668,583
                                              ------------         -----------

Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                       5,823,580           5,628,403
Operating and administrative expenses            1,723,893           1,649,813
                                              ------------         -----------

    Total costs and expenses                     7,547,473           7,278,216
                                              ------------         -----------

    Operating profit                               517,242             390,367
                                              ------------         -----------

Investment income, net                               8,765              21,872
Other income, net                                   10,834               9,714
                                              ------------         -----------

Earnings before income tax expense                 536,841             421,953

Income tax expense                                 200,223             151,205
                                              ------------         -----------

Net earnings                                  $    336,618             270,748
                                              ============         ===========

Weighted average number of common
  shares outstanding                           196,893,432         204,671,305
                                              ============         ===========

Basic and diluted earnings per common
  share based on weighted average shares
  outstanding                                 $       1.71                1.32
                                              ============         ===========

Cash dividends paid per common share          $        .33                 .32
                                              ============         ===========

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                              (Amounts are in thousands)

                                                      Six Months Ended

                                              June 29, 2002       June 30, 2001
                                              -------------       -------------
                                                         (Unaudited)
Net earnings                                  $    336,618             270,748

Other comprehensive earnings
Unrealized (loss) gain on investment
  securities available-for-sale,
  net of tax effect of ($1,178) and
  $1,974 in 2002 and 2001, respectively             (1,875)              3,143

Reclassification adjustment for net
  realized loss on investment
  securities available-for-sale, net
  of tax effect of $1,488 and $70 in
  2002 and 2001, respectively                        2,369                 111
                                              ------------         -----------

Comprehensive earnings                        $    337,112             274,002
                                              ============         ===========

See accompanying notes to condensed consolidated financial statements.


                                 PUBLIX SUPER MARKETS, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Amounts are in thousands)


                                                      Six Months Ended

                                              June 29, 2002       June 30, 2001
                                              -------------       -------------
                                                         (Unaudited)
Cash flows from operating activities
------------------------------------
  Cash received from customers                 $ 8,075,875           7,660,267
  Cash paid to employees and suppliers          (7,127,639)         (6,855,383)
  Dividends and interest received                   13,052              24,178
  Income taxes paid                               (186,612)           (180,977)
  Payment for self-insured claims                  (78,067)            (90,044)
  Other operating cash receipts                        460                 431
  Other operating cash payments                     (4,823)             (4,362)
                                               -----------          ----------

      Net cash provided by operating
          activities                               692,246             554,110
                                               -----------          ----------

Cash flows from investing activities
------------------------------------
  Payment for property, plant and
    equipment                                     (335,391)           (323,684)
  Proceeds from sale of property, plant
    and equipment                                    1,370               1,063
  Payment for investment securities -
    available-for-sale (AFS)                      (176,831)           (102,500)
  Proceeds from sale and maturity of
    investment securities - AFS                    168,242              78,546
  Investment in joint ventures                      17,853              (8,559)
  Other, net                                            19                  23
                                               -----------          ----------

      Net cash used in investing activities       (324,738)           (355,111)
                                               -----------          ----------

Cash flows from financing activities
------------------------------------
  Proceeds from sale of common stock                39,333              53,667
  Payment for acquisition of common stock         (324,839)           (398,660)
  Dividends paid                                   (65,439)            (66,223)
  Other, net                                          (131)                ---
                                               -----------          ----------

      Net cash used in financing activities       (351,076)           (411,216)
                                               -----------          ----------

Net increase (decrease) in cash and cash
  equivalents                                       16,432            (212,217)
                                               -----------          ----------

Cash and cash equivalents at beginning
  of period                                        251,337             396,906
                                               -----------          ----------

Cash and cash equivalents at end of period     $   267,769             184,689
                                               ===========          ==========









See accompanying notes to condensed consolidated financial statements.
                                                                    (Continued)



                                 PUBLIX SUPER MARKETS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Amounts are in thousands)


                                                      Six Months Ended

                                              June 29, 2002       June 30, 2001
                                              -------------       -------------
                                                         (Unaudited)
Reconciliation of net earnings to net cash
  provided by operating activities

Net earnings                                     $ 336,618             270,748

Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization                  148,127             123,124
    Retirement contributions paid or payable
      in common stock                              126,301             111,207
    Deferred income taxes                           21,900              (4,918)
    Loss on sale of property, plant and
      equipment                                     13,481               9,432
    Loss on sale of investments                      3,857                 181
    Self-insurance reserves in excess of
      current payments                              19,093              17,370
    Postretirement accruals (less than)
      in excess of current payments                   (433)              3,358
    Decrease in advance purchase allowances         (3,361)               (973)
    Other, net                                      (1,531)              1,884
    Change in cash from:
      Trade receivables                              2,552             (17,910)
      Merchandise inventories                       19,796              31,993
      Prepaid expenses                              (6,461)             (7,369)
      Accounts payable and accrued expenses         20,596              40,837
      Federal and state income taxes                (8,289)            (24,854)
                                                 ---------             -------

          Total adjustments                        355,628             283,362
                                                 ---------             -------

Net cash provided by operating activities        $ 692,246             554,110
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

2. Due to the seasonal nature of the Company's business, the results for the three months and six months ended June 29, 2002 are not necessarily indicative of the results for the entire 2002 fiscal year.

3. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

6. In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS 146) effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The Company is currently evaluating the effect of adopting SFAS 146.

                            PUBLIX SUPER MARKETS, INC.


Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
-------------------------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents, short-term and long-term investments totaled approximately $617.1 million at June 29, 2002, compared to $666.9 million at June 30, 2001. Net cash provided by operating activities was approximately $692.2 million for the six months ended June 29, 2002, as compared with $554.1 million for the six months ended June 30, 2001. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

     Net cash used in investing activities was approximately $324.7 million for the six months ended June 29, 2002, as compared with $355.1 million for the six months ended June 30, 2001. The primary use of net cash in investing activities was funding capital expenditures. During the six months ended June 29, 2002, capital expenditures totaled approximately $335.4 million. These expenditures were primarily incurred in connection with the opening of 19 net new stores (29 new stores opened and ten stores closed) and remodeling or expanding 45 stores. Net new stores added an additional .87 million square feet in the six months ended June 29, 2002, a 2.8% increase. Significant expenditures were also incurred in the expansion of warehouses, office construction and enhanced information technology applications. During the six months ended June 30, 2001, capital expenditures totaled approximately $323.7 million. These expenditures were primarily incurred in connection with the opening of 17 net new stores (27 new stores opened and ten stores closed) and remodeling or expanding 38 stores. Net new stores added an additional .86 million square feet in the six months ended June 30, 2001, a 3.0% increase. Significant expenditures were also incurred in the expansion of warehouses in Lakeland, Florida and the development of an online grocery shopping service, PublixDirect.

     Capital expenditures for the remainder of 2002, primarily made up of new store, warehouse and office construction, remodeling and expanding of certain existing stores and new or enhanced information technology applications, are expected to be approximately $429.6 million. This capital program is subject to continuing change and review. The remaining 2002 capital expenditures are expected to be financed by internally generated funds, liquid assets or the committed line of credit described below. In the normal course of operations, the Company replaces stores and closes stores that are not meeting performance expectations. The impact of future store closings is not expected to be material.

     Net cash used in financing activities was approximately $351.1 million for the six months ended June 29, 2002, as compared with $411.2 million for the six months ended June 30, 2001. The primary use of net cash in financing activities was funding net common stock repurchases. The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan. Net common stock repurchases under this plan totaled approximately $285.5 million for the six months ended June 29, 2002, as compared with $345.0 million for the six months ended June 30, 2001. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value. However, such purchases are not required and the Company retains the right to discontinue them at any time.

     The Company paid a cash dividend on its common stock of $.33 per share or approximately $65.4 million, on June 3, 2002, to stockholders of record as of the close of business March 29, 2002.

     In December 2001, the Company executed an agreement for a committed line of credit totaling $100 million. This 364-day line of credit facility is available to fund liquidity requirements if necessary. The interest rate is based on LIBOR or prime. There were no amounts outstanding on this line of credit as of June 29, 2002.

     Based on the Company's financial position, it is expected that short-term and long-term borrowings would be readily available to support the Company's liquidity requirements if needed.

Results of Operations
---------------------

     Sales for the second quarter ended June 29, 2002, were $3.8 billion as compared with $3.7 billion in the same quarter in 2001, an increase of $115.1 million or a 3.1% increase. This reflects a decrease of $66.8 million or 1.8% in comparable store sales (stores open for the same weeks in both periods, including replacement stores) and an increase of $181.9 million or 4.9% from net new store sales since March 31, 2001. The second quarter of 2002 was hurt by the early Easter holiday. The holiday was in the first quarter of 2002 and the second quarter of 2001. During the first quarter of 2002, the Company modified its calculation of comparable store sales to include replacement stores. The comparable store sales calculation was modified to improve the comparability of this key performance measure to others in the food retailing industry. If the current comparable store sales calculation had been used for the quarter ended June 30, 2001, the comparable store sales increase would have been 4.3%, as compared to the previously reported comparable store sales increase of 3.5%.

     Sales for the six months ended June 29, 2002, were $8.0 billion as compared with $7.6 billion in the same period in 2001, an increase of $391.6 million or a 5.1% increase. This reflects an increase of $15.3 million or .2% in comparable store sales and an increase of $376.3 million or 4.9% from net new store sales since the beginning of 2001.

     Due to the events of September 11, 2001, there has been a general decline in tourism. The decline in tourism has continued to impact sales in the Company's stores in seasonal locations during the first half of 2002.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 72.5% and 73.7% for the three months ended June 29, 2002 and June 30, 2001, respectively. These cost of sales percentages were 72.6% and 73.8% for the six months ended June 29, 2002 and June 30, 2001, respectively. The decrease in cost of merchandise sold, as a percentage of sales, was primarily due to increased margins from optimal retail pricing strategies as well as continuing improvements in buying practices including centralized product procurement, promotional efficiencies including category management and more efficient distribution channels.

     Operating and administrative expenses, as a percentage of sales, were approximately 22.4% and 22.3% for the three months ended June 29, 2002 and June 30, 2001, respectively. The operating and administrative expenses, as a percentage of sales, were 21.5% and 21.6% for the six months ended June 29, 2002 and June 30, 2001, respectively. Operating and administrative expenses remained relatively flat, as a percentage of sales, during the three and six month periods in 2002 compared to the same periods in the prior year. Decreases in payroll and other general expenses were offset by increases in health care costs and facilities costs.

     Net earnings were $141.4 million or $.72 per share and $119.9 million or $.59 per share for the three months ended June 29, 2002 and June 30, 2001, respectively. Net earnings were $336.6 million or $1.71 per share and $270.7 million or $1.32 per share for the six months ended June 29, 2002 and June 30, 2001, respectively.

Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------

     From time to time, certain information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking information includes statements about the future performance of the Company, which is based on management's assumptions and beliefs in light of the information currently available to them. When used , the words "plan," "estimate," "project," "intend," "believe" and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to: competitive practices and pricing in the food and drug industries generally and particularly in the Company's principal markets; changes in the general economy; changes in consumer spending; and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation, changes in state and Federal legislation or regulation, adverse determinations with respect to litigation or other claims, ability to recruit and retain employees, ability to construct new stores or complete remodels as rapidly as planned and stability of product costs. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. The Company assumes no obligation to update publicly these forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. The Company does not consider to be material the potential losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates.

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

     Not Applicable.

Item 3.   Defaults Upon Senior Securities
-----------------------------------------

     Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     The Annual Meeting of Stockholders of the Company was held on May 14, 2002, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to management's solicitation. All of management's nominees for directors as listed below were elected. The term of office of the directors will be until the next annual meeting or until their successors shall be elected and qualified.

                                             Votes For       Votes Withheld
                                             ---------       --------------

          Carol Jenkins Barnett             159,485,438           419,004
          Hoyt R. Barnett                   159,475,576           428,866
          Joan G. Buccino                   158,620,578         1,283,864
          W. Edwin Crenshaw                 159,490,573           413,869
          Mark C. Hollis                    159,199,284           705,158
          Charles H. Jenkins, Jr.           159,407,243           497,199
          Howard M. Jenkins                 159,490,303           414,139
          Tina P. Johnson                   159,268,072           636,370
          E. Vane McClurg                   159,421,622           482,820
          Kelly E. Norton                   158,767,992         1,136,450

Item 5.   Other Information
---------------------------

     Not Applicable.

Item 6(a)  Exhibits
-------------------

      3(b). Amended and Restated By-laws of the Company.

      10. Since the filing of the Company's Form 10-K for the year ended December 29, 2001, the Company has entered into an Indemnification Agreement with a new director and two new officers of the Company. The Indemnification Agreement is in the same form of Indemnification Agreement filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001. Such subsequent indemnified director and officers are listed as follows:

            Joan G. Buccino
            G. Gino DiGrazia
            Sandra J. Woods

      21.   Subsidiaries of the Registrant.

      99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b) Reports on Form 8-K
-----------------------------

      No reports on Form 8-K were filed during the quarter ended June 29, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                          PUBLIX SUPER MARKETS, INC.



Date:  August 13, 2002    /s/ John A. Attaway, Jr.
                          ------------------------------------------
                          John A. Attaway, Jr., Secretary





Date:  August 13, 2002    /s/ David P. Phillips
                          ------------------------------------------
                          David P. Phillips, Chief Financial Officer
                          and Treasurer (Principal Financial and
                          Accounting Officer)