Form 10-Q
period 2002-09-28
PUBLIX SUPER MARKETS INC
filed 2002-11-12
CIK 81061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C.  20549


                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 28, 2002
                                               ------------------


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

Yes     X               No _______
    --------

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of October 31, 2002 was 190,709,962.

                                  Page 1 of 15 pages

                            PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                          PUBLIX SUPER MARKETS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Amounts are in thousands, except share amounts)

                                     ASSETS
                                          September 28, 2002   December 29, 2001
                                          ------------------   -----------------
                                                        (Unaudited)
Current Assets
--------------
Cash and cash equivalents                       $  315,820             251,337
Short-term investments                               6,874               5,176
Trade receivables                                  136,244             129,435
Merchandise inventories                            843,645             840,115
Deferred tax assets                                 62,549              54,172
Prepaid expenses                                     7,802               3,001
                                                ----------          ----------

    Total Current Assets                         1,372,934           1,283,236
                                                ----------          ----------

Long-term investments                              355,538             339,048
Other noncurrent assets                             28,745              43,911
Property, plant and equipment                    4,570,578           4,142,807
  Less accumulated depreciation                 (1,599,398)         (1,403,217)
                                                ----------          ----------

    Net property, plant and equipment            2,971,180           2,739,590
                                                ----------          ----------

         Total Assets                           $4,728,397           4,405,785
                                                ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts payable                                $  690,586             691,071
Accrued contribution to retirement plans           208,307             232,925
Accrued salaries and wages                         107,570              56,560
Accrued self-insurance reserves                    117,575             103,048
Federal and state income taxes                      11,588              13,030
Other                                              191,767             152,863
                                                ----------          ----------

    Total Current Liabilities                    1,327,393           1,249,497
                                                ----------          ----------

Deferred tax liabilities, net                      221,252             172,440
Self-insurance reserves                            149,541             137,474
Accrued postretirement benefit cost                 69,394              70,151
Other noncurrent liabilities                         8,500              13,672

Stockholders' Equity
--------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares; issued 199,053,347
  shares at September 28, 2002 and 197,111,536
  shares at December 29, 2001                      199,053             197,112
Additional paid-in capital                         421,019             343,834
Reinvested earnings                              2,638,434           2,226,768
                                                ----------          ----------
                                                 3,258,506           2,767,714
Less 7,223,792 treasury shares
  at September 28, 2002, at cost                  (303,929)                ---

Accumulated other comprehensive earnings            (2,260)             (5,163)
                                                ----------          ----------

    Total Stockholders' Equity                   2,952,317           2,762,551
                                                ----------          ----------

         Total Liabilities and Stockholders'
           Equity                               $4,728,397           4,405,785
                                                ==========          ==========

See accompanying notes to condensed consolidated financial statements.


                           PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         (Amounts are in thousands, except per share and share amounts)

                                                      Three Months Ended

                                          September 28, 2002  September 29, 2001
                                          ------------------  ------------------
                                                        (Unaudited)
Revenues
--------
Sales                                         $  3,843,021           3,714,728
Other operating income                              24,409              21,619
                                              ------------         -----------

    Total revenues                               3,867,430           3,736,347
                                              ------------         -----------
Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                       2,805,615           2,737,289
Operating and administrative expenses              848,730             831,621
                                              ------------         -----------

    Total costs and expenses                     3,654,345           3,568,910
                                              ------------         -----------

    Operating profit                               213,085             167,437
                                              ------------         -----------

Investment income, net                               2,974               8,428
Other income, net                                    4,390               4,785
                                              ------------         -----------

Earnings before income tax expense                 220,449             180,650

Income tax expense                                  79,748              64,408
                                              ------------         -----------

Net earnings                                  $    140,701             116,242
                                              ============         ===========

Weighted average number of common
  shares outstanding                           193,667,154         201,221,626
                                              ============         ===========
Basic and diluted earnings per common
  share based on weighted average shares
  outstanding                                 $        .73                 .58
                                              ============         ===========

Cash dividends paid per common share                  none                none

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                              (Amounts are in thousands)

                                                      Three Months Ended

                                          September 28, 2002  September 29, 2001
                                          ------------------  ------------------
                                                        (Unaudited)
Net earnings                                  $    140,701             116,242

Other comprehensive earnings
Unrealized gain on investment
  securities available-for-sale,
  net of tax effect of $296 and
  $1,226 in 2002 and 2001, respectively                471               1,952

Reclassification adjustment for net
  realized loss on investment
  securities available-for-sale, net
  of tax effect of $1,217 and $276 in
  2002 and 2001, respectively                        1,938                 440
                                              ------------         -----------

Comprehensive earnings                        $    143,110             118,634
                                              ============         ===========

See accompanying notes to condensed consolidated financial statements.

                                       -3-


                           PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         (Amounts are in thousands, except per share and share amounts)

                                                       Nine Months Ended

                                          September 28, 2002  September 29, 2001
                                          ------------------  ------------------
                                                        (Unaudited)
Revenues
--------
Sales                                         $ 11,861,012          11,341,084
Other operating income                              71,133              63,846
                                              ------------         -----------

    Total revenues                              11,932,145          11,404,930
                                              ------------         -----------
Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                       8,629,195           8,365,692
Operating and administrative expenses            2,572,623           2,481,434
                                              ------------         -----------

    Total costs and expenses                    11,201,818          10,847,126
                                              ------------         -----------

    Operating profit                               730,327             557,804
                                              ------------         -----------

Investment income, net                              11,739              30,300
Other income, net                                   15,224              14,499
                                              ------------         -----------

Earnings before income tax expense                 757,290             602,603

Income tax expense                                 279,971             215,613
                                              ------------         -----------

Net earnings                                  $    477,319             386,990
                                              ============         ===========

Weighted average number of common
  shares outstanding                           195,818,006         203,521,322
                                              ============         ===========
Basic and diluted earnings per common
  share based on weighted average shares
  outstanding                                 $       2.44                1.90
                                              ============         ===========

Cash dividends paid per common share          $        .33                 .32
                                              ============         ===========

              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                              (Amounts are in thousands)

                                                       Nine Months Ended

                                          September 28, 2002  September 29, 2001
                                          ------------------  ------------------
                                                        (Unaudited)
Net earnings                                  $    477,319             386,990

Other comprehensive earnings
Unrealized (loss) gain on investment
  securities available-for-sale,
  net of tax effect of ($882) and
  $3,200 in 2002 and 2001, respectively             (1,404)              5,094

Reclassification adjustment for net
  realized loss on investment
  securities available-for-sale, net
  of tax effect of $2,705 and $346 in
  2002 and 2001, respectively                        4,307                 552
                                              ------------         -----------

Comprehensive earnings                        $    480,222             392,636
                                              ============         ===========

See accompanying notes to condensed consolidated financial statements.

                                       -4-


                           PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts are in thousands)

                                                       Nine Months Ended

                                          September 28, 2002  September 29, 2001
                                          ------------------  ------------------
                                                        (Unaudited)
Cash flows from operating activities
------------------------------------
  Cash received from customers                $ 11,938,574          11,398,189
  Cash paid to employees and suppliers         (10,532,127)        (10,208,915)
  Dividends and interest received                   19,394              34,032
  Income taxes paid                               (242,799)           (187,000)
  Payment for self-insured claims                 (145,825)           (136,543)
  Other operating cash receipts                        692                 649
  Other operating cash payments                     (7,613)             (8,239)
                                              ------------          ----------

      Net cash provided by operating
          activities                             1,030,296             892,173
                                              ------------          ----------

Cash flows from investing activities
------------------------------------
  Payment for property, plant and
    equipment                                     (476,013)           (479,735)
  Proceeds from sale of property, plant
    and equipment                                    2,068               1,410
  Payment for investment securities -
    available-for-sale (AFS)                      (221,881)           (151,115)
  Proceeds from sale and maturity of
    investment securities - AFS                    200,762             121,591
  Investment in joint ventures                      16,678             (10,038)
  Other, net                                            29                  34
                                              ------------          ----------

      Net cash used in investing activities       (478,357)           (517,853)
                                              ------------          ----------

Cash flows from financing activities
------------------------------------
  Proceeds from sale of common stock                59,652              61,980
  Payment for acquisition of common stock         (481,538)           (540,148)
  Dividends paid                                   (65,439)            (66,286)
  Other, net                                          (131)                ---
                                              ------------          ----------

      Net cash used in financing activities       (487,456)           (544,454)
                                              ------------          ----------

Net increase (decrease) in cash and cash
  equivalents                                       64,483            (170,134)
                                              ------------          ----------

Cash and cash equivalents at beginning
  of period                                        251,337             396,906
                                              ------------          ----------

Cash and cash equivalents at end of period    $    315,820             226,772
                                              ============          ==========










See accompanying notes to condensed consolidated financial statements.
                                                                     (Continued)


                            PUBLIX SUPER MARKETS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           (Amounts are in thousands)

                                                       Nine Months Ended

                                          September 28, 2002  September 29, 2001
                                          ------------------  ------------------
                                                        (Unaudited)
Reconciliation of net earnings to net cash
  provided by operating activities

Net earnings                                    $  477,319             386,990

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                  226,675             189,663
    Retirement contributions paid or payable
      in common stock                              170,133             153,120
    Deferred income taxes                           38,614              (2,277)
    Loss on sale of property, plant and
      equipment                                     15,712              10,522
    Loss on sale of investments                      7,012                 898
    Self-insurance reserves in excess of
      current payments                              26,594              29,056
    Postretirement accruals (less than)
      in excess of current payments                   (757)              5,137
    Decrease in advance purchase allowances         (5,041)             (2,653)
    Other, net                                        (930)              2,175
    Change in cash from:
      Trade receivables                             (6,809)            (20,716)
      Merchandise inventories                       (3,530)             15,534
      Prepaid expenses                              (4,801)             (3,946)
      Accounts payable and accrued expenses         91,547              97,780
      Federal and state income taxes                (1,442)             30,890
                                                ----------             -------

          Total adjustments                        552,977             505,183
                                                ----------             -------

Net cash provided by operating activities       $1,030,296             892,173
                                                ==========             =======











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

2. Due to the seasonal nature of the Company's business, the results for the three months and nine months ended September 28, 2002 are not necessarily indicative of the results for the entire 2002 fiscal year.

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

                            PUBLIX SUPER MARKETS, INC.


Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
-------------------------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents, short-term and long-term investments totaled approximately $678.2 million at September 28, 2002, compared to $717.0 million at September 29, 2001. Net cash provided by operating activities was approximately $1,030.3 million for the nine months ended September 28, 2002, as compared with $892.2 million for the nine months ended September 29, 2001. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

     Net cash used in investing activities was approximately $478.4 million for the nine months ended September 28, 2002, as compared with $517.9 million for the nine months ended September 29, 2001. The primary use of net cash in investing activities was funding capital expenditures. During the nine months ended September 28, 2002, capital expenditures totaled approximately $476.0 million. These expenditures were primarily incurred in connection with the opening of 30 net new stores (44 new stores opened and 14 stores closed) and remodeling or expanding 65 stores. Net new stores added an additional 1.4 million square feet in the nine months ended September 28, 2002, a 4.6% increase. Significant expenditures were also incurred in the expansion of warehouses, office construction and new or enhanced information technology applications. During the nine months ended September 29, 2001, capital expenditures totaled approximately $479.7 million. These expenditures were primarily incurred in connection with the opening of 25 net new stores (38 new stores opened and 13 stores closed) and remodeling or expanding 55 stores. Net new stores added an additional 1.1 million square feet in the nine months ended September 29, 2001, a 3.8% increase. Significant expenditures were also incurred in the expansion of warehouses in Lakeland, Florida and the development of an online grocery shopping service, PublixDirect.

     Capital expenditures for the remainder of 2002, primarily made up of new store, warehouse and office construction, remodeling and expanding of certain existing stores and new or enhanced information technology applications, are expected to be approximately $224.0 million. This capital program is subject to continuing change and review. The remaining 2002 capital expenditures are expected to be financed by internally generated funds, liquid assets or the committed line of credit described below. In the normal course of operations, the Company replaces stores and closes stores that are not meeting performance expectations. The impact of future store closings is not expected to be material.

     Net cash used in financing activities was approximately $487.5 million for the nine months ended September 28, 2002, as compared with $544.5 million for the nine months ended September 29, 2001. The primary use of net cash in financing activities was funding net common stock repurchases. The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan. Net common stock repurchases under this plan totaled approximately $421.9 million for the nine months ended September 28, 2002, as compared with $478.2 million for the nine months ended September 29, 2001. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value. However, such purchases are not required and the Company retains the right to discontinue them at any time.

     The Company paid a cash dividend on its common stock of $.33 per share or approximately $65.4 million, on June 3, 2002, to stockholders of record as of the close of business March 29, 2002.

     In December 2001, the Company executed an agreement for a committed line of credit totaling $100 million. This 364-day line of credit facility is available to fund liquidity requirements if necessary. The interest rate is based on LIBOR or prime. There were no amounts outstanding on this line of credit as of September 28, 2002.

     Based on the Company's financial position, it is expected that short-term and long-term borrowings would be readily available to support the Company's liquidity requirements if needed.

Results of Operations
---------------------

     Sales for the third quarter ended September 28, 2002, were $3.8 billion as compared with $3.7 billion in the same quarter in 2001, an increase of $128.3 million or a 3.5% increase. This reflects a decrease of $40.9 million or 1.1% in comparable store sales (stores open for the same weeks in both periods, including replacement stores) and an increase of $169.2 million or 4.6% from net new store sales since June 30, 2001. During the first quarter of 2002, the Company modified its calculation of comparable store sales to include replacement stores. The comparable store sales calculation was modified to improve the comparability of this key performance measure to others in the food retailing industry. If the current comparable store sales calculation had been used for the quarter ended September 29, 2001, the comparable store sales increase would have been 4.2%, as compared to the previously reported comparable store sales increase of 3.7%.

     Sales for the nine months ended September 28, 2002, were $11.9 billion as compared with $11.3 billion in the same period in 2001, an increase of $519.9 million or a 4.6% increase. This reflects a decrease of $22.7 million or .2% in comparable store sales and an increase of $542.6 million or 4.8% from net new store sales since the beginning of 2001.

     Due to the events of September 11, 2001, there has been a general decline in tourism. The decline in tourism has continued to impact sales in the Company's stores in seasonal locations during the first nine months of 2002.

     Cost of merchandise sold including store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 73.0% and 73.7% for the three months ended September 28, 2002 and September 29, 2001, respectively. These cost of sales percentages were 72.8% and 73.8% for the nine months ended September 28, 2002 and September 29, 2001, respectively. The decrease in cost of merchandise sold, as a percentage of sales, was primarily due to increased margins from retail pricing strategies as well as continuing improvements in buying practices including centralized product procurement, promotional efficiencies including category management and more efficient distribution channels.

     Operating and administrative expenses, as a percentage of sales, were approximately 22.1% and 22.4% for the three months ended September 28, 2002 and September 29, 2001, respectively. The operating and administrative expenses, as a percentage of sales, were 21.7% and 21.9% for the nine months ended September 28, 2002 and September 29, 2001, respectively. The decreases in operating and administrative expenses, as a percentage of sales, during the three and nine month periods of 2002, were primarily due to decreases in payroll and other general expenses. These decreases were partially offset by increases in employee benefit costs and facilities costs.

     Net earnings were $140.7 million or $.73 per share and $116.2 million or $.58 per share for the three months ended September 28, 2002 and September 29, 2001, respectively. Net earnings were $477.3 million or $2.44 per share and $387.0 million or $1.90 per share for the nine months ended September 28, 2002 and September 29, 2001, respectively.

Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------

     From time to time, certain information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking information includes statements about the future performance of the Company, which is based on management's assumptions and beliefs in light of the information currently available to them. When used, the words "plan," "estimate," "project," "intend," "believe" and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to: competitive practices and pricing in the food and drug industries generally and particularly in the Company's principal markets; changes in the general economy; changes in consumer spending; and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation, changes in state and Federal legislation or regulation, adverse determinations with respect to litigation or other claims, ability to recruit and retain employees, ability to construct new stores or complete remodels as rapidly as planned and stability of product costs. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. The Company assumes no obligation to update publicly these forward-looking statements.

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

Item 4.   Controls and Procedures
---------------------------------

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                            PART II.  OTHER INFORMATION



Item 1.    Legal Proceedings
----------------------------

     As reported in the Company's Form 10-K for the year ended December 29, 2001, the Company is a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 2.    Changes in Securities
--------------------------------

     Not Applicable.

Item 3.    Defaults Upon Senior Securities
------------------------------------------

     Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

     Not Applicable.

Item 5.    Other Information
----------------------------

     Not Applicable.

Item 6(a)  Exhibits
-------------------

     21.   Subsidiaries of the Registrant.

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b) Reports on Form 8-K
-----------------------------

     The Company filed a report on Form 8-K dated August 14, 2002, which included Statements Under Oath from the Company's Chief Executive Officer and Chief Financial Officer as required by the Securities and Exchange Commission Order No. 4-460.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                           PUBLIX SUPER MARKETS, INC.



Date:  November 12, 2002   /s/ John A. Attaway, Jr.
                           ------------------------------------------
                           John A. Attaway, Jr., Secretary





Date:  November 12, 2002   /s/ David P. Phillips
                           ------------------------------------------
                           David P. Phillips, Chief Financial Officer
                           and Treasurer (Principal Financial and
                           Accounting Officer)

                     CERTIFICATIONS PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


Certification
-------------

I, Charles H. Jenkins, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Publix Super Markets, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Charles H. Jenkins, Jr.
---------------------------
Charles H. Jenkins, Jr.
Chief Executive Officer

Certification
-------------

I, David P. Phillips, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Publix Super Markets, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ David P. Phillips
-----------------------
David P. Phillips
Chief Financial Officer