Form 10-K
period 2002-12-28
PUBLIX SUPER MARKETS INC
filed 2003-03-26
CIK 81061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 28, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to ______________

                        Commission File Number 0-981
                                               -----

                           PUBLIX SUPER MARKETS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Florida                                         59-0324412
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

3300 Airport Road
Lakeland, Florida                                         33811
----------------------------------------                ----------
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

Indicate by check mark whether the Registrant is an accelerated filer.

Yes     X         No
     -------          --------

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 4, 2003 was approximately $3,981,441,272.

The number of shares of Registrant's common stock outstanding as of March 4, 2003 was 190,482,495.

DOCUMENTS INCORPORATED BY REFERENCE

Pages 2 through 9 of Proxy Statement solicited for the 2003 Annual Meeting of Stockholders to be held on May 13, 2003 are incorporated by reference in Items 10, 11, 12 and 13 of Part III hereof.

                                     PART I

Item 1.  Business
-----------------

     Publix Super Markets, Inc. is based in Lakeland, Florida and was incorporated in Florida on December 27, 1921. Publix Super Markets, Inc. and its wholly owned subsidiaries, hereinafter collectively referred to as the "Company," are in the business of operating retail food supermarkets in Florida, Georgia, South Carolina, Alabama and Tennessee. The Company has no other lines of business or industry segments.

     The Company's supermarkets sell groceries, dairy, produce, deli, bakery, meat, seafood, housewares and health and beauty care items. Many supermarkets also have pharmacy and floral departments. In addition, the Company has agreements with commercial banks to operate in many of its supermarkets.

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

     The Company operated 741 supermarkets at the end of 2002, compared with 684 at the beginning of the year. In 2002, 76 supermarkets were opened, 19 supermarkets were closed, and 91 supermarkets were expanded or remodeled. The net increase in square footage was 2.7 million square feet or 8.8% since 2001. At the end of 2002, the Company had 565 supermarkets located in Florida, 137 in Georgia, 28 in South Carolina, seven in Alabama and four in Tennessee. Also, as of year end, the Company had 27 supermarkets under construction in Florida, six in Georgia, four in South Carolina, three in Alabama and three in Tennessee. Additionally, during 2002 the Company operated four convenience stores and a fulfillment center to support an online grocery shopping service.

     The Company is engaged in a highly competitive industry. Competition is based primarily on price, quality of goods and service, convenience and product mix. The Company's primary competition throughout its market areas is with several national and regional chains, independent supermarkets, supercenters, membership warehouse clubs and mass merchandisers. The Company anticipates continued competitor format innovation and location additions in 2003.

     The influx of winter residents to Florida and increased purchases of food during the traditional Thanksgiving, Christmas and Easter holidays typically results in seasonal sales increases between November and April of each year.

     The Company has experienced no significant changes in the kinds of products sold or in its methods of distribution since the beginning of the fiscal year.

     The Company had approximately 123,000 employees at the end of 2002, compared with 126,000 at the end of 2001. Of this total, approximately 67,000 at the end of 2002 and 69,700 at the end of 2001 were not full-time employees.

     Compliance by the Company with Federal, state and local environmental protection laws during 2002 had no material effect upon capital expenditures, earnings or the competitive position of the Company.

     The Company makes available through its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The Company's website address is http://www.publix.com/stock.
                                 ---------------------------

Item 2.  Properties
-------------------

     At year end, the Company operated approximately 33.6 million square feet of supermarket space. The Company's supermarkets vary in size. Current supermarkets prototypes range from 27,000 to 61,000 square feet. Supermarkets are often located in strip shopping centers where the Company is the anchor tenant.

     The Company supplies its supermarkets from eight distribution centers located in Lakeland, Miami, Jacksonville, Sarasota, Orlando, Deerfield Beach and Boynton Beach, Florida, and Lawrenceville, Georgia.

     The majority of the Company's supermarkets are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by leases on other properties. At 70 locations, both the building and land are owned and at 32 other locations, the building is owned while the land is leased.

     The Company's corporate offices, distribution facilities and manufacturing plants are owned with no outstanding debt.

     All of the Company's properties are well maintained and in good operating condition and are suitable and adequate for operating its business.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None

                        EXECUTIVE OFFICERS OF THE COMPANY
                        ---------------------------------

                                                                      Served as
                                                Nature of Family      Officer of
                                                Relationship          Company
Name                     Age  Position          Between Officers      Since
----                     ---  --------          ----------------      -----

Charles H. Jenkins, Jr.  59   Chief Executive   Cousin of              1974
                              Officer           William E. Crenshaw

William E. Crenshaw      52   President         Cousin of              1990
                                                Charles H. Jenkins, Jr.

Hoyt R. Barnett          59   Vice Chairman                            1977

John A. Attaway, Jr.     44   General Counsel                          2000
                              and Secretary

Jesse L. Benton          60   Vice President                           1988

David E. Bornmann        45   Vice President                           1998

David E. Bridges         53   Vice President                           2000

Joseph W. Carvin         52   Vice President                           1998

R. Scott Charlton        44   Vice President                           1992

G. Gino DiGrazia         40   Vice President                           2002
                              and Controller

David S. Duncan          49   Vice President                           1999

William V. Fauerbach     56   Vice President                           1997

John R. Frazier          53   Vice President                           1997

Linda S. Hall            43   Vice President                           2002

M. Clayton Hollis, Jr.   46   Vice President                           1994

Mark R. Irby             47   Vice President                           1989

Tina P. Johnson          43   Senior Vice President                    1990

Linda S. Kane            37   Vice President and                       2000
                              Assistant Secretary

James J. Lobinsky        63   Senior Vice President                    1992

Thomas M. McLaughlin     52   Vice President                           1994

Sharon A. Miller         59   Assistant Secretary                      1992

Robert H. Moore          60   Vice President                           1994

Dale S. Myers            50   Vice President                           2001

Thomas M. O'Connor       55   Senior Vice President                    1992

David P. Phillips        43   Chief Financial                          1990
                              Officer and Treasurer

                        EXECUTIVE OFFICERS OF THE COMPANY
                        ---------------------------------

                                                                      Served as
                                                Nature of Family      Officer of
                                                Relationship          Company
Name                     Age  Position          Between Officers      Since
----                     ---  --------          ----------------      -----

James H. Rhodes II       58   Vice President                           1995

Daniel M. Risener        62   Senior Vice                              1985
                              President and
                              Chief Information
                              Officer

Richard J. Schuler II    47   Vice President                           2000

Edward T. Shivers        63   Vice President                           1985

Sandra J. Woods          43   Vice President                           2002
                              and Controller

The terms of all officers expire at the annual meeting of the Company in May
2003.

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

William E. Crenshaw       President of the Company.

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

R. Scott Charlton         Vice President of the Company.

G. Gino DiGrazia          Director of Business Analysis and Reporting to May
                          2002, Vice President and Controller thereafter.

David S. Duncan           Director of Facility Services of the Company to
                          November 1999, Vice President thereafter.

William V. Fauerbach      Vice President of the Company.

John R. Frazier           Vice President of the Company.

Linda S. Hall             Director of Internal Audit to November 2002, Vice
                          President thereafter.

M. Clayton Hollis, Jr.    Vice President of the Company.

Mark R. Irby              Vice President of the Company.

Tina P. Johnson           Senior Vice President of the Company and Trustee of
                          the 401(k) Plan - Publix Stock Fund (Publix stock portion).

Linda S. Kane             Manager of Business Analysis and Reporting of the
                          Company to May 1998, Director of Benefits
                          Administration to June 2000, Director of Benefits
                          Administration and Assistant Secretary to May 2002,
                          Vice President and Assistant Secretary thereafter.

Name                      Business Experience During Last Five Years
----                      ------------------------------------------------------

James J. Lobinsky         Senior Vice President of the Company.

Thomas M. McLaughlin      Vice President of the Company.

Sharon A. Miller          Director of Administration and Assistant Secretary of
                          the Company.

Robert H. Moore           Vice President of the Company.

Dale S. Myers             Regional Director of Retail Operations - Lakeland
                          Division of the Company to July 2001, Vice President thereafter.

Thomas M. O'Connor        Vice President of the Company to November 1999, Senior
                          Vice President thereafter.

David P. Phillips         Vice President Finance and Treasurer of the Company to
                          July 1999, Chief Financial Officer and Treasurer thereafter.

James H. Rhodes II        Vice President of the Company.

Daniel M. Risener         Vice President of the Company to July 1999, Senior
                          Vice President and Chief Information Officer thereafter.

Richard J. Schuler II     Miami Distribution Manager of the Company to June
                          2000, Vice President thereafter.

Edward T. Shivers         Vice President of the Company.

Sandra J. Woods           Director of Corporate Accounting to May 2002, Vice
                          President and Controller thereafter.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
         Matters
         -------

(a)  Market Information
     ------------------

     Substantially all transactions of the Company's common stock have been among the Company, its employees, former employees, their families and the benefit plans established for the Company's employees. The market price of the Company's common stock is determined by the Board of Directors based upon quarterly appraisals prepared by an independent appraiser. The market price for 2002 and 2001 was as follows:

                                                        2002          2001
                                                        ----          ----

            January - February                        $41.00        $47.00
            March - April                              41.00         48.25
            May - July                                 44.00         48.50
            August - October                           40.00         47.50
            November - December                        37.00         41.00

(b)  Approximate Number of Equity Security Holders
     ---------------------------------------------

     As of March 4, 2003, the approximate number of holders of the Company's common stock was 90,000.

(c)  Dividends
     ---------

     The Company paid cash dividends of $.33 per share of common stock in 2002 and $.32 per share in 2001. Payment of dividends is within the discretion of the Company's Board of Directors and depends on, among other factors, earnings, capital requirements and the operating and financial condition of the Company. It is believed that comparable cash dividends will be paid in the future.



Item 6.  Five Year Summary of Selected Financial Data
-----------------------------------------------------



                                  2002         2001         2000         1999         1998
                                  ----         ----         ----         ----         ----

Sales:
  Sales                       $15,930,602   15,284,229   14,575,031   13,068,900   12,067,125
  Percent increase                   4.2%         4.9%        11.5%         8.3%         7.5%
  Comparable store sales
    percent (decrease)
    increase                        (0.7%)        3.9%         4.1%         5.7%         4.0%

Earnings:
  Gross profit                $ 4,319,977    3,983,942    3,762,854    3,294,188    2,935,707
  Earnings before income
    tax expense               $ 1,002,830      826,823      823,553      719,569      584,388
  Net earnings                $   632,404      530,421      530,406      462,409      378,274
  Net earnings as a
    percent of sales                3.97%        3.47%        3.64%        3.54%        3.13%

Common stock:
  Weighted average
    shares outstanding        194,466,212  202,171,794  210,145,666  216,160,316  217,383,413
  Basic and diluted
    earnings per
    common share,
    based on weighted
    average shares
    outstanding               $      3.25         2.62         2.52         2.14         1.74
  Cash dividends per
    share                     $       .33          .32          .27          .22          .20

Financial data:
  Capital expenditures        $   635,891      656,422      558,133      512,658      357,754
  Working capital             $    96,018       33,739      176,776      515,257      467,385
  Current ratio                      1.07         1.03         1.14         1.47         1.46
  Total assets                $ 4,789,602    4,408,187    4,250,067    4,101,192    3,644,523
  Stockholders' equity        $ 3,008,068    2,762,551    2,662,435    2,676,144    2,327,632

Stores:
  Number of supermarkets              741          684          647          614          586
  Number of convenience
    stores                              4            2            -            -            -


NOTE: Amounts are in thousands, except shares outstanding, per share amounts and number of stores. Fiscal year 2000 includes 53 weeks. All other years include 52 weeks.

Certain prior year amounts have been reclassified to conform to the 2002 presentation.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Business Environment
--------------------

     As of December 28, 2002, the Company operated 741 supermarkets representing approximately 33.6 million square feet of retail space. Additionally, during 2002 the Company operated four convenience stores and a fulfillment center to support an online grocery shopping service. The Company's primary competition throughout its market areas is with several national and regional chains, independent supermarkets, supercenters, membership warehouse clubs and mass merchandisers.

     At the end of fiscal year 2002, the Company had 565 supermarkets located in Florida, 137 in Georgia, 28 in South Carolina, seven in Alabama and four in Tennessee. The Company opened 51 supermarkets in Florida, 13 supermarkets in Georgia, five supermarkets in South Carolina, four supermarkets in Tennessee and three supermarkets in Alabama during 2002.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents and short-term and long-term investments totaled approximately $591.9 million at December 28, 2002, compared to $592.6 million and $830.6 million at December 29, 2001 and December 30, 2000, respectively. Net cash provided by operating activities was approximately $1,211 million for the year ended December 28, 2002, as compared with $1,060.8 million and $1,054.8 million for the years ended December 29, 2001 and December 30, 2000, respectively. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

     Net cash used in investing activities was approximately $625.5 million for the year ended December 28, 2002, as compared with $557.1 million and $594.8 million for the years ended December 29, 2001 and December 30, 2000, respectively. The primary use of net cash in investing activities was funding capital expenditures. During the year ended December 28, 2002, capital expenditures totaled approximately $635.9 million. These expenditures were primarily incurred in connection with the opening of 57 net new supermarkets (76 new supermarkets opened and 19 supermarkets closed) and remodeling or expanding 91 supermarkets. Net new supermarkets added an additional 2.7 million square feet in the year ended December 28, 2002, an 8.8% increase. Significant expenditures were also incurred in the expansion of warehouses, new offices and new or enhanced information technology applications. Additionally, during 2002 the Company opened two convenience stores. During the year ended December 29, 2001, capital expenditures totaled approximately $656.4 million. These expenditures were primarily incurred in connection with the opening of 37 net new supermarkets (52 new supermarkets opened and 15 supermarkets closed) and remodeling or expanding 79 supermarkets. Net new supermarkets added an additional 1.7 million square feet in the year ended December 29, 2001, a 5.8% increase. Significant expenditures were also incurred in the expansion of warehouses in Lakeland, Florida and the development of an online grocery shopping service, PublixDirect. Additionally, during 2001 the Company opened two convenience stores. During the year ended December 30, 2000, capital expenditures totaled approximately $558.1 million. These expenditures were primarily incurred in connection with the opening of 33 net new supermarkets (46 new supermarkets opened and 13 supermarkets closed) and remodeling or expanding 69 supermarkets. Net new supermarkets added an additional 1.5 million square feet in the year ended December 30, 2000, a 5.3% increase. Significant expenditures were also incurred in the expansion of warehouses in Lakeland, Florida.

     In 2003, the Company plans to open approximately 69 supermarkets. Although real estate development is unpredictable, the Company's 2003 new store growth represents a reasonable estimate of anticipated future growth. Capital expenditures for 2003, consisting of new supermarkets, warehouses, remodeling and expanding of certain existing supermarkets and new or enhanced information technology applications, are expected to be approximately $600 million. This capital program is subject to continuing change and review. The 2003 capital expenditures are expected to be financed by internally generated funds, liquid assets or the committed line of credit described below. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

     Net cash used in financing activities was approximately $589.3 million for the year ended December 28, 2002, as compared with $645.9 million and $693.1 million for the years ended December 29, 2001 and December 30, 2000, respectively. The primary use of net cash in financing activities was funding net common stock repurchases. The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan. Net common stock repurchases totaled approximately $523.7 million for the year ended December 28, 2002, as compared with $579.6 million and $635 million for the years ended December 29, 2001 and December 30, 2000, respectively. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value. However, such purchases are not required and the Company retains the right to discontinue them at any time.

     The Company paid cash dividends on its common stock of $65.4 million or $.33 per share, $66.3 million or $.32 per share and $57.8 million or $.27 per share in 2002, 2001 and 2000, respectively.

     In December 2002, the Company renewed an agreement for a committed line of credit totaling $100 million. This 364-day line of credit facility is available to fund liquidity requirements if necessary. The interest rate is based on LIBOR or prime. There were no amounts outstanding on this line of credit as of December 28, 2002.

     Based on the Company's financial position, it is expected that short-term and long-term borrowings would be readily available to support the Company's liquidity requirements if needed.

Contractual Obligations and Other Commercial Commitments
--------------------------------------------------------

The following are summaries of contractual obligations and other commercial commitments as of December 28, 2002:

                                            Payments Due by Period
                                            ----------------------

                                        Less Than   1 - 3     4 - 5      After
                                Total    1 Year     Years     Years     5 Years
                                -----    ------     -----     -----     -------

                                          (Amounts are in thousands)

Contractual Obligations -
  Operating leases          $3,411,993   264,817   766,059   467,019   1,914,098
                            ==========   =======   =======   =======   =========

                                  Amount of Commitment Expiration by Period
                                  -----------------------------------------

                               Total
                              Amounts   Less Than    1 - 3     4 - 5      After
                             Committed   1 Year      Years     Years     5 Years
                             ---------   ------      -----     -----     -------

                                            (Amounts are in thousands)

Other Commercial Commitments
----------------------------
Trade letters of credit       $  5,856     5,856       ---       ---         ---
Standby letters of credit (1)  104,896    72,425    32,471       ---         ---
                              --------    ------    ------     -----       -----

  Total letters of credit     $110,752    78,281    32,471       ---         ---
                              ========    ======    ======     =====       =====

(1) Includes standby letters of credit of $103.4 million for the benefit of the Company's insurance carriers for the self-insured portion of workers' compensation and fleet liability. The estimated amounts of these liabilities are included in the Company's consolidated balance sheets.

Purchase Commitments
--------------------

     The Company has purchase commitments for materials, supplies, services and fixed assets as part of the normal course of business. In the aggregate, such commitments are not at prices in excess of current market rates.

Results of Operations
---------------------

     The Company's fiscal year ends on the last Saturday in December. Fiscal years 2002 and 2001 included 52 weeks and fiscal year 2000 included 53 weeks.

     Sales for 2002 were $15.9 billion as compared with $15.3 billion in 2001, an increase of $646.4 million or a 4.2% increase. This reflects a decrease of $107 million or 0.7% in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets) and an increase of $753.4 million or 4.9% from net new supermarkets since the beginning of 2001. During the first quarter of 2002, the Company modified its calculation of comparable store sales to include replacement supermarkets. The comparable store sales calculation was modified to improve the comparability of this key performance measure to others in the food retailing industry. If the current comparable store sales calculation had been used for the year ended December 29, 2001, the comparable store sales increase would have been 3.9%, as compared to the previously reported comparable store sales increase of 3.2%. Sales for 2001 were $15.3 billion as compared with $14.6 billion in 2000, a 4.9% increase. After excluding sales of $288.8 million for the extra week included in fiscal 2000, this reflects an increase of $550 million or 3.9% in comparable store sales and sales of $448 million or 3.1% from net new supermarkets since the beginning of 2000. Sales for 2000 were $14.6 billion as compared with $13.1 billion in 1999, an 11.5% increase. This reflects an increase of $288.8 million or 2.2% in sales from an additional week included in the 2000 fiscal year, $535.8 million or 4.1% in comparable store sales and sales of $681.5 million or 5.2% from net new supermarkets since the beginning of 1999.

     Due to the events of September 11, 2001, there has been a general decline in tourism. The decline in tourism has continued to impact sales in the Company's supermarkets in seasonal locations during the 2002 fiscal year.

     Cost of merchandise sold including certain store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 72.9% in 2002 as compared with 73.9% and 74.2% in 2001 and 2000, respectively. In 2002, 2001 and 2000, cost of merchandise sold decreased as a percentage of sales primarily due to increased margins from retail pricing strategies as well as continuing improvements in buying practices including centralized product procurement, promotional efficiencies including category management and more efficient distribution channels.

     Operating and administrative expenses, as a percentage of sales, were approximately 21.6% in 2002 and 2001, and approximately 21.2% in 2000. Decreases in payroll and other expenses were offset by increases in employee benefit costs and certain facilities costs.

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

     Net earnings were $632.4 million or $3.25 per share, $530.4 million or $2.62 per share and $530.4 million or $2.52 per share for 2002, 2001 and 2000, respectively.

Accounting Standards
--------------------

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations," (SFAS 143) effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company would also record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The adoption of SFAS 143 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS 146) effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," (FIN 45) effective for guarantees issued or modified after December 31, 2002. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The Company does not have any guarantees as defined in FIN 45 therefore, the adoption of FIN 45 will have no effect on the Company's financial condition, results of operations or cash flows.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation," (SFAS 148) effective for fiscal years ending after December 15, 2002. SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not have any stock-based employee compensation therefore, the adoption of SFAS 148 will have no effect on the Company's financial condition, results of operations or cash flows.

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

      Inventories
      -----------
      Inventories are valued at the lower of cost (principally the dollar value last-in, first-out ("LIFO") method) or market value, including store inventories, of which approximately 80% are calculated by the retail method. Approximately 87% and 86% of inventories were valued using the LIFO method as of December 28, 2002 and December 29, 2001, respectively. All remaining inventory is valued at the lower of cost (using the first-in, first-out ("FIFO") method) or market value. The FIFO cost of inventory approximates replacement or current cost.

      Investments
      -----------
      All of the Company's debt and marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as other comprehensive earnings and included as a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income, net. The Company reviews its investments for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline and the financial health of and prospects for the issuer. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income, net.

      The Company also from time to time holds investments in joint ventures, partnerships or other equity investments for which evaluation of the existence and quantification of other-than-temporary declines in value may be required. Realized gains and losses and declines in value judged to be other-than-temporary on other investments are included in investment income, net.

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

      Long-Lived Assets
      -----------------
      The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the net book value of an asset to the future net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of the net book value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell and are no longer depreciated.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

     None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     Certain information concerning the directors and executive officers of the Company is incorporated by reference to pages 2 through 7 of the Proxy Statement of the Company (2003 Proxy Statement) which the Company intends to file no later than 120 days after its fiscal year end. Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of the Company."

     The Company has adopted a Code of Ethical Conduct for Financial Managers that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller and all persons performing similar functions. A copy of the Code of Ethical Conduct for Financial Managers is attached as Exhibit 14.

Item 11. Executive Compensation
-------------------------------

     Information regarding executive compensation is incorporated by reference to pages 7 through 9 of the 2003 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     Information regarding security ownership is incorporated by reference to pages 5 through 7 of the 2003 Proxy Statement.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     Information regarding certain relationships and related transactions is incorporated by reference to pages 3, 6 and 7 of the 2003 Proxy Statement.

Item 14. Controls and Procedures
--------------------------------

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K
-----------------------------------------------------------------------

(a)   Consolidated Financial Statements and Schedule
      ----------------------------------------------
      The  consolidated   financial   statements  and  schedule  listed  in  the
      accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this Annual Report on Form 10-K.

(b)   Reports on Form 8-K
      -------------------
      The Company filed no reports on Form 8-K during the fourth quarter of the year ended December 28, 2002.

(c)   Exhibits
      --------
      3(a). Articles of Incorporation of the Company, together with all amendments thereto, are incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 25, 1993.

      3(b). Amended and Restated By-laws of the Company are incorporated by reference to the exhibits to the quarterly report of the Company on Form 10-Q for the quarter ended June 29, 2002.

      10. Employment Agreement dated August 28, 1998, between William H. Vass and the Company, effective January 1, 1999 is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 26, 1998.

      10. Indemnification Agreement, in the form attached as an exhibit to the quarterly report of the Company on Form 10-Q for the quarter ended March 31, 2001, between the Company and all of its directors and officers as reported in the quarterly reports of the Company on Form 10-Q for the quarters ended March 31, 2001, June 30, 2001, September 29, 2001 and June 29, 2002. Such subsequent indemnified director and officer are listed as follows:

                    Sherrill W. Hudson
                    Linda S. Hall

      10.1 Non-Employee Directors Stock Purchase Plan Summary Plan Description, as registered in the Form S-8 filed with the
               Securities and Exchange Commission on June 21, 2001, is incorporated by reference to the exhibits to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 2001.

      14.      Code of Ethics.

      21.      Subsidiaries of the Registrant.

      99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PUBLIX SUPER MARKETS, INC.

March 6, 2003                                By:  /s/ John A. Attaway, Jr.
                                                  --------------------------
                                                  John A. Attaway, Jr.
                                                  Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Carol Jenkins Barnett     Director                             March 6, 2003
---------------------------
Carol Jenkins Barnett


/s/ Hoyt R. Barnett           Vice Chairman and Director           March 6, 2003
---------------------------
Hoyt R. Barnett


/s/ Joan G. Buccino           Director                             March 6, 2003
---------------------------
Joan G. Buccino


/s/ William E. Crenshaw       President and Director               March 6, 2003
---------------------------
William E. Crenshaw


/s/ Mark C. Hollis            Director                             March 6, 2003
---------------------------
Mark C. Hollis


/s/ Sherrill W. Hudson        Director                             March 6, 2003
---------------------------
Sherrill W. Hudson
                              Chief Executive Officer and
                              Director
/s/ Charles H. Jenkins, Jr.   (Principal Executive Officer)        March 6, 2003
---------------------------
Charles H. Jenkins, Jr.

                              Chairman of the Board and
/s/ Howard M. Jenkins         Director                             March 6, 2003
---------------------------
Howard M. Jenkins

                              Senior Vice President
/s/ Tina P. Johnson           and Director                         March 6, 2003
---------------------------
Tina P. Johnson


/s/ E. Vane McClurg           Director                             March 6, 2003
---------------------------
E. Vane McClurg


/s/ Kelly E. Norton           Director                             March 6, 2003
---------------------------
Kelly E. Norton
                              Chief Financial Officer
                              and Treasurer
                              (Principal Financial and
/s/ David P. Phillips         Accounting Officer)                  March 6, 2003
---------------------------
David P. Phillips

                     CERTIFICATIONS PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


Certification
-------------

I, Charles H. Jenkins, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Publix Super Markets, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ Charles H. Jenkins, Jr.
---------------------------
Charles H. Jenkins, Jr.
Chief Executive Officer

Certification
-------------

I, David P. Phillips, certify that:

1. I have reviewed this annual report on Form 10-K of Publix Super Markets, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ David P. Phillips
-----------------------
David P. Phillips
Chief Financial Officer

                            PUBLIX SUPER MARKETS, INC.

              Index to Consolidated Financial Statements and Schedule



Independent Auditors' Report

Consolidated Financial Statements:

  Consolidated Balance Sheets - December 28, 2002 and December 29, 2001

  Consolidated Statements of Earnings - Years ended December 28, 2002,
    December 29, 2001 and December 30, 2000

  Consolidated Statements of Comprehensive Earnings - Years ended December 28,
    2002, December 29, 2001 and December 30, 2000

  Consolidated Statements of Stockholders' Equity - Years ended December 28,
    2002, December 29, 2001 and December 30, 2000

  Consolidated Statements of Cash Flows - Years ended December 28, 2002,
    December 29, 2001 and December 30, 2000

  Notes to Consolidated Financial Statements


The following consolidated financial statement schedule of the Company for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 is submitted herewith:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. and subsidiaries as of December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                             KPMG LLP



Tampa, Florida
February 25, 2003



                           PUBLIX SUPER MARKETS, INC.

                           Consolidated Balance Sheets

                              December 28, 2002 and
                                December 29, 2001


                         Assets                           2002           2001
                         ------                           ----           ----

                                                      (Amounts are in thousands)


   Current assets:
     Cash and cash equivalents                        $  207,523        211,296
     Short-term investments                                6,713          5,176
     Trade receivables                                   188,077        171,878
     Merchandise inventories                             922,243        840,115
     Deferred tax assets                                  57,383         54,172
     Prepaid expenses                                      4,263          3,001
                                                      ----------      ---------

          Total current assets                         1,386,202      1,285,638
                                                      ----------      ---------



   Long-term investments                                 377,616        376,118
   Other noncurrent assets                                   950          6,841

   Property, plant and equipment:
     Land                                                162,552        132,518
     Buildings and improvements                        1,034,854        899,277
     Furniture, fixtures and equipment                 2,620,704      2,267,850
     Leasehold improvements                              745,468        651,467
     Construction in progress                            134,072        191,695
                                                      ----------      ---------

                                                       4,697,650      4,142,807

     Less accumulated depreciation                     1,672,816      1,403,217
                                                      ----------      ---------

          Net property, plant and equipment            3,024,834      2,739,590
                                                      ----------      ---------

                                                      $4,789,602      4,408,187
                                                      ==========      =========


   See accompanying notes to consolidated financial statements.      (Continued)



                           PUBLIX SUPER MARKETS, INC.

                           Consolidated Balance Sheets

                              December 28, 2002 and
                                December 29, 2001


            Liabilities and Stockholders' Equity          2002           2001
            ------------------------------------          ----           ----

                                                      (Amounts are in thousands,
                                                        except share amounts)

   Current liabilities:
     Accounts payable                                 $  686,634        693,473
     Accrued expenses:
       Salaries and wages                                 63,906         56,560
       Contribution to retirement plans                  248,605        232,925
       Self-insurance reserves                           102,722        103,048
       Other                                             172,186        152,863
                                                      ----------      ---------

          Total accrued expenses                         587,419        545,396
                                                      ----------      ---------

     Federal and state income taxes                       16,131         13,030
                                                      ----------      ---------

          Total current liabilities                    1,290,184      1,251,899


   Deferred tax liabilities, net                         238,573        172,440
   Self-insurance reserves                               176,895        137,474
   Accrued postretirement benefit cost                    69,062         70,151
   Other noncurrent liabilities                            6,820         13,672
                                                      ----------      ---------


          Total liabilities                            1,781,534      1,645,636
                                                      ----------      ---------


   Stockholders' equity:
     Common stock of $1 par value.  Authorized
       300,000,000 shares; issued and outstanding
       189,167,769 shares in 2002 and 197,111,536
       shares in 2001                                    189,168        197,112
     Additional paid-in capital                          421,019        343,834
     Reinvested earnings                               2,397,634      2,226,768
                                                      ----------      ---------

                                                       3,007,821      2,767,714

     Accumulated other comprehensive earnings                247         (5,163)
                                                      ----------      ---------

          Total stockholders' equity                   3,008,068      2,762,551

   Commitments and contingencies                             ---            ---
                                                      ----------      ---------

                                                      $4,789,602      4,408,187
                                                      ==========      =========


   See accompanying notes to consolidated financial statements.


                            PUBLIX SUPER MARKETS, INC.

                       Consolidated Statements of Earnings

                Years ended December 28, 2002, December 29, 2001
                              and December 30, 2000

                                              2002         2001         2000
                                              ----         ----         ----
                                        (Amounts are in thousands, except shares
                                           outstanding and per share amounts)
Revenues:
  Sales                                  $ 15,930,602   15,284,229   14,575,031
  Other operating income                       96,062       85,790       77,710
                                         ------------  -----------  -----------

      Total revenues                       16,026,664   15,370,019   14,652,741
                                         ------------  -----------  -----------
Costs and expenses:
  Cost of merchandise sold, including
    certain store occupancy, warehousing
    and delivery expenses                  11,610,625   11,300,287   10,812,177
  Operating and administrative
    expenses                                3,446,448    3,301,652    3,083,122
                                         ------------  -----------  -----------

      Total costs and expenses             15,057,073   14,601,939   13,895,299
                                         ------------  -----------  -----------

      Operating profit                        969,591      768,080      757,442
                                         ------------  -----------  -----------

Investment income, net                         16,477       38,353       50,426
Other income, net                              16,762       20,390       15,685
                                         ------------  -----------  -----------

Earnings before income tax expense          1,002,830      826,823      823,553

Income tax expense                            370,426      296,402      293,147
                                         ------------  -----------  -----------

Net earnings                             $    632,404      530,421      530,406
                                         ============  ===========  ===========

Weighted average number of common
  shares outstanding                      194,466,212  202,171,794  210,145,666
                                          ===========  ===========  ===========

Basic and diluted earnings per common
  share based on weighted average
  shares outstanding                     $       3.25         2.62         2.52
                                         ============  ===========  ===========

                           PUBLIX SUPER MARKETS, INC.

               Consolidated Statements of Comprehensive Earnings

                Years ended December 28, 2002, December 29, 2001
                              and December 30, 2000

                                              2002         2001         2000
                                              ----         ----         ----
                                                   (Amounts are in thousands)
Net earnings                                 $632,404      530,421      530,406

Other comprehensive earnings
Unrealized (loss) gain on investment
  securities available-for-sale,
  net of tax effect of ($456),
  $1,704 and ($1,253) in 2002,
  2001 and 2000, respectively                    (726)       2,713       (1,995)

Reclassification adjustment for net
  realized loss on investment securities
  available-for-sale, net of tax effect
  of $3,854, $170 and $595 in 2002, 2001
  and 2000, respectively                        6,136          270          948
                                             --------      -------      -------

Comprehensive earnings                       $637,814      533,404      529,359
                                             ========      =======      =======

See accompanying notes to consolidated financial statements.


                                                   PUBLIX SUPER MARKETS, INC.

                                        Consolidated Statements of Stockholders' Equity

                                        Years ended December 28, 2002, December 29, 2001
                                                     and December 30, 2000

                                                                                        Common
                                                                                         stock
                                                                                       acquired   Accumulated       Total
                                                             Additional                  from        other          stock-
                                                 Common       paid-in    Reinvested     stock-   comprehensive     holders'
                                                  stock       capital     earnings      holders     earnings        equity
                                                  -----       -------     --------      -------     --------        ------

                                                      (Amounts are in thousands, except per share and share amounts)


Balances at December 25, 1999                   $215,568      196,352     2,271,323         ---      (7,099)      2,676,144

Comprehensive earnings for the year                  ---          ---       530,406         ---      (1,047)        529,359
Cash dividends, $.27 per share                       ---          ---       (57,816)        ---         ---         (57,816)
Contribution of 3,319,596 shares to
  retirement plans                                   ---        1,505           ---     148,251         ---         149,756
Acquired 16,464,016 shares from stockholders         ---          ---           ---    (751,479)        ---        (751,479)
Sale of 2,549,273 shares to stockholders             347       15,090           ---     101,034         ---         116,471
Retirement of 10,941,939 shares                  (10,942)         ---      (491,252)    502,194         ---             ---
                                                --------      -------     ---------     -------      ------       ---------

Balances at December 30, 2000                    204,973      212,947     2,252,661         ---      (8,146)      2,662,435

Comprehensive earnings for the year                  ---          ---       530,421         ---       2,983         533,404
Cash dividends, $.32 per share                       ---          ---       (66,284)        ---         ---         (66,284)
Contribution of 4,404,719 shares to
  retirement plans                                   ---        1,738           ---     210,855         ---         212,593
Acquired 14,249,727 shares from stockholders         ---          357           ---    (670,665)        ---        (670,308)
Sale of 1,983,741 shares to stockholders           2,744      128,792           ---     (40,825)        ---          90,711
Retirement of 10,605,219 shares                  (10,605)         ---      (490,030)    500,635         ---             ---
                                                --------      -------     ---------     -------      ------       ---------

Balances at December 29, 2001                    197,112      343,834     2,226,768         ---      (5,163)      2,762,551

Comprehensive earnings for the year                  ---          ---       632,404         ---       5,410         637,814
Cash dividends, $.33 per share                       ---          ---       (65,439)        ---         ---         (65,439)
Contribution of 4,801,677 shares to
  retirement plans                                 1,809       72,350           ---     122,710         ---         196,869
Acquired 14,558,822 shares from stockholders         ---         (703)          ---    (597,776)        ---        (598,479)
Sale of 1,813,378 shares to stockholders             137        5,538           ---      69,077         ---          74,752
Retirement of 9,890,943 shares                    (9,890)         ---      (396,099)    405,989         ---             ---
                                                --------      -------     ---------     -------      ------       ---------

Balances at December 28, 2002                   $189,168      421,019     2,397,634         ---         247       3,008,068
                                                ========      =======     =========     =======      ======       =========


See accompanying notes to consolidated financial statements.




                           PUBLIX SUPER MARKETS, INC.

                     Consolidated Statements of Cash Flows

                Years ended December 28, 2002, December 29, 2001
                              and December 30, 2000


                                                  2002            2001            2000
                                                  ----            ----            ----

                                                       (Amounts are in thousands)
Cash flows from operating activities:
  Cash received from customers               $ 16,031,205      15,394,511      14,677,659
  Cash paid to employees and suppliers        (14,325,863)    (13,887,440)    (13,240,262)
  Dividends and interest received                  27,363          42,228          56,358
  Income taxes paid                              (307,799)       (293,877)       (276,433)
  Payment for self-insured claims                (204,190)       (182,180)       (153,021)
  Other operating cash receipts                       919             873             826
  Other operating cash payments                   (10,649)        (13,364)        (10,367)
                                             ------------      ----------      ----------

      Net cash provided by operating
          activities                            1,210,986       1,060,751       1,054,760
                                             ------------      ----------      ----------

Cash flows from investing activities:
  Payment for property, plant and
    equipment                                    (635,891)       (656,422)       (558,133)
  Proceeds from sale of property, plant
    and equipment                                  15,512           2,550           4,390
  Payment for investment securities -
    available-for-sale (AFS)                     (265,381)       (173,061)       (111,143)
  Proceeds from sale and maturity of
    investment securities - AFS                   259,622         285,072          75,349
  Net proceeds from (investment in)
    joint ventures and other investments              644         (15,289)         (5,286)
  Other, net                                           32              48              39
                                             ------------      ----------      ----------

      Net cash used in investing activities      (625,462)       (557,102)       (594,784)
                                             ------------      ----------      ----------

Cash flows from financing activities:
  Proceeds from sale of common stock               74,752          90,711         116,471
  Payment for acquisition of common stock        (598,479)       (670,308)       (751,479)
  Dividends paid                                  (65,439)        (66,284)        (57,816)
  Other, net                                         (131)            ---            (262)
                                             ------------      ----------      ----------

      Net cash used in financing activities      (589,297)       (645,881)       (693,086)
                                             ------------      ----------      ----------

Net decrease in cash and cash equivalents          (3,773)       (142,232)       (233,110)

Cash and cash equivalents at beginning
  of year                                         211,296         353,528         586,638
                                             ------------      ----------      ----------

Cash and cash equivalents at end of year     $    207,523         211,296         353,528
                                             ============      ==========      ==========


See accompanying notes to consolidated financial statements.         (Continued)




                           PUBLIX SUPER MARKETS, INC.

                      Consolidated Statements of Cash Flows
                                   (Continued)




                                                       2002       2001       2000
                                                       ----       ----       ----

                                                       (Amounts are in thousands)
Reconciliation of net earnings to net cash provided by operating activities

Net earnings                                        $  632,404    530,421    530,406

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                      309,793    259,682    226,950
    Retirement contributions paid or payable
      in common stock                                  213,722    196,582    218,790
    Deferred income taxes                               59,526     19,163     19,542
    Loss on sale of property, plant and
      equipment                                         28,977     20,966     15,683
    Loss on sale of investments                          9,990        439      1,543
    Self-insurance reserves in excess of
      current payments                                  39,095     47,004     24,008
    Postretirement accruals (less than)
      in excess of current payments                     (1,089)     7,165      7,251
    Decrease in advance purchase allowances             (6,721)    (4,333)    (6,261)
    Other, net                                           3,120      3,077      3,922
    Change in cash from:
      Trade receivables                                (16,199)     1,873      6,892
      Merchandise inventories                          (82,128)   (25,130)   (45,531)
      Prepaid expenses                                  (1,262)      (727)       168
      Accounts payable and accrued expenses             18,657     21,207     54,225
      Federal and state income taxes                     3,101    (16,638)    (2,828)
                                                    ----------  ---------  ---------


          Total adjustments                            578,582    530,330    524,354
                                                    ----------  ---------  ---------



Net cash provided by operating activities           $1,210,986  1,060,751  1,054,760
                                                    ==========  =========  =========


See accompanying notes to consolidated financial statements.


                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

                      December 28, 2002, December 29, 2001
                              and December 30, 2000

(1)   Summary of Significant Accounting Policies
      ------------------------------------------

      (a)  Business
           --------
           The Company is in the business of operating retail food supermarkets in Florida, Georgia, South Carolina, Alabama and Tennessee. The Company operates in a single industry segment.

      (b)  Principles of Consolidation
           ---------------------------
           The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      (c)  Fiscal Year
           -----------
           The fiscal year ends on the last Saturday in December. Fiscal years 2002 and 2001 include 52 weeks. Fiscal year 2000 includes 53 weeks.

      (d)  Cash Equivalents
           ----------------
           The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

      (e)  Trade Receivables
           -----------------
           Trade receivables primarily includes amounts due from uncollected vendor allowances, debit and credit card sales and third party insurance pharmacy billings.

      (f)  Inventories
           -----------
           Inventories are valued at the lower of cost (principally the dollar value last-in, first-out ("LIFO") method) or market value, including store inventories, of which approximately 80% are calculated by the retail method. Approximately 87% and 86% of inventories were valued using the LIFO method as of December 28, 2002 and December 29, 2001, respectively. All remaining inventory is valued at the lower of cost (using the first-in, first-out ("FIFO") method) or market value. The FIFO cost of inventory approximates replacement or current cost.

      (g)  Investments
           -----------
           The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income, net. The Company had no held-to-maturity securities as of December 28, 2002 and December 29, 2001.






                                                                     (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

           All of the Company's debt and marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as other comprehensive earnings and included as a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income, net. The Company reviews its investments for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline and the financial health of and prospects for the issuer. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income, net. The cost of securities sold is based on the specific identification method.

           Interest income is accrued as earned. Dividend income is recognized as income on the ex-dividend date of the stock.

           The  Company  also  from  time to time  holds  investments  in  joint ventures, partnerships or other equity investments for which evaluation of the existence and quantification of other-than-temporary declines in value may be required. Realized gains and losses and declines in value judged to be other-than-temporary on other investments are included in investment income, net.

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

                   Buildings and improvements               10 - 40 years
                   Furniture, fixtures and equipment         3 - 20 years
                   Leasehold improvements                   10 - 40 years

           Maintenance and repairs are charged to operating expenses as incurred. Expenditures for renewals and betterments are capitalized. The gain or loss realized on disposed assets or assets to be disposed of is recorded in operating and administrative expenses in the consolidated statements of earnings.

      (i)  Capitalized Computer Software Costs
           -----------------------------------
           The Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These costs are capitalized and amortized over a three year life. The amounts capitalized were approximately $26,282,000, $24,611,000 and $6,024,000 for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.





                                        2                            (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

      (j)  Long-Lived Assets
           -----------------
           The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the net book value of an asset to the future net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of the net book value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell and are no longer depreciated.

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

      (n)  Other Operating Income
           ----------------------
           Other operating income includes income generated from other activities conducted in the Company's supermarkets, primarily check cashing, automated teller transactions, money transfer and money order sales, lottery sales, vending machine sales and in-store subleases.

      (o)  Other Income, net
           -----------------
           Other  income,  net  includes  rent  received  from  shopping  center
           operations,   net  of  related   expenses  and  other   miscellaneous
           nonoperating income.

      (p)  Advertising Costs
           -----------------
           Advertising costs are expensed as incurred and were approximately $116,210,000, $111,555,000 and $92,494,000 for the fiscal years ended
           December 28, 2002, December 29, 2001 and December 30, 2000, respectively.





                                        3                            (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

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

      (s)  Use of Estimates
           ----------------
           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (t)  Reclassifications
           -----------------
           Certain 2001 and 2000 amounts have been reclassified to conform with the 2002 presentation. The Company reclassified approximately $40,041,000 from cash and cash equivalents to trade receivables for 2001. This reclassification related to debit card settlements which normally settle in two to three days.

(2)   Merchandise Inventories
      -----------------------

      If the first-in, first-out method of valuing inventories had been used by the Company to value all inventories, inventories and current assets would have been higher than reported by approximately $117,581,000, $119,809,000 and $112,606,000 as of December 28, 2002, December 29, 2001 and December 30, 2000, respectively. Also, net earnings would have decreased by approximately $1,142,000 or less than $.01 per share in 2002 and increased by approximately $3,625,000 or less than $.02 per share in 2001 and approximately $1,584,000 or less than $.01 per share in 2000.

(3)   Fair Value of Financial Instruments
      -----------------------------------

      The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

      Cash and cash equivalents: The carrying amount for cash and cash
      --------------------------
      equivalents approximates fair value.

      Investment securities: The fair values for debt and marketable equity
      ----------------------
      securities are based on quoted market prices.

      The carrying amount of the Company's other financial instruments as of December 28, 2002 and December 29, 2001 approximated their respective fair values.

      All other investments are accounted for using the equity method. The carrying amount of other investments approximates fair value.



                                        4                            (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

(4)   Investments
      -----------

      Following is a summary of investments as of December 28, 2002 and December 29, 2001:
                                                Gross      Gross
                               Amortized     Unrealized  Unrealized      Fair
                                  Cost          Gains      Losses        Value
                                  ----          -----      ------        -----

      2002                                  (Amounts are in thousands)
      ----
      Available-for-sale:
        Tax exempt bonds        $152,207        2,068       2,322       151,953
        Taxable bonds            123,185        1,988         570       124,603
        Equity securities         72,110        2,290       3,052        71,348
                                --------        -----      ------       -------

                                 347,502        6,346       5,944       347,904
      Other investments           36,425          ---         ---        36,425
                                --------        -----      ------       -------

                                $383,927        6,346       5,944       384,329
                                ========        =====      ======       =======

      2001
      ----
      Available-for-sale:
        Tax exempt bonds        $213,066        1,162       8,590       205,638
        Taxable bonds             28,211          139         594        27,756
        Equity securities        111,351        4,766       5,287       110,830
                                --------        -----      ------       -------

                                 352,628        6,067      14,471       344,224
      Other investments           37,070          ---         ---        37,070
                                --------        -----      ------       -------

                                $389,698        6,067      14,471       381,294
                                ========        =====      ======       =======

      The realized gains on sales of available-for-sale securities totaled approximately $5,957,000, $6,218,000 and $1,388,000 for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively, and the realized losses totaled approximately $15,947,000, $6,657,000 and $2,931,000, respectively.

      The  net  realized  gains  on  other  investments  totaled   approximately
      $1,903,000, $602,000 and $455,000 for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.







                                        5                            (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

      The amortized cost and estimated fair value of debt and marketable equity securities classified as available-for-sale and other investments as of December 28, 2002 and December 29, 2001, by expected maturity, are as follows:

                                             2002                   2001
                                     --------------------   --------------------

                                     Amortized      Fair    Amortized      Fair
                                        Cost        Value      Cost        Value
                                        ----        -----      ----        -----

                                                (Amounts are in thousands)

      Due in one year or less         $  6,740      6,713       5,373      5,176
      Due after one year through
        five years                      24,749     24,734      19,283     18,541
      Due after five years through
        ten years                       33,975     33,951      19,704     18,350
      Due after ten years              209,928    211,158     196,917    191,327
                                      --------    -------     -------    -------

                                       275,392    276,556     241,277    233,394
      Equity securities                 72,110     71,348     111,351    110,830
      Other investments                 36,425     36,425      37,070     37,070
                                      --------    -------     -------    -------

                                      $383,927    384,329     389,698    381,294
                                      ========    =======     =======    =======

(5)   Postretirement Benefits
      -----------------------

      The Company provides life insurance benefits for salaried and hourly full-time employees. Such employees retiring from the Company on or after attaining age 55 and having ten years of credited full-time service are entitled to postretirement life insurance benefits. The Company funds the life insurance benefits on a pay-as-you-go basis. Effective January 1, 2002, the Company amended the plan's eligibility requirements. As of October 1, 2001, an employee must have had at least five years of full-time service and the employee's age plus years of credited service must have equaled 65 or greater to retain postretirement life insurance benefits at retirement. In addition, the employee must be at least age 55 with ten years of full-time service at retirement to receive the benefit. The Company made benefit payments to beneficiaries of retirees of approximately $1,879,000, $1,976,000 and $1,165,000 during the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.







                                        6                            (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

      The following tables provide a reconciliation of the changes in the benefit obligations and fair value of plan assets and a statement of the funded status as of December 28, 2002 and December 29, 2001:

                                                        2002        2001
                                                        ----        ----

                                                  (Amounts are in thousands)
      Change in benefit obligation:
        Benefit obligation as of beginning of year   $ 55,733      69,343
        Service cost                                      830       3,560
        Interest cost                                   4,035       5,581
        Amendments                                        ---     (18,746)
        Curtailments                                      ---      (4,397)
        Actuarial loss                                  3,578       2,368
        Benefit payments                               (1,879)     (1,976)
                                                     --------     -------

        Benefit obligation as of end of year         $ 62,297      55,733
                                                     ========     =======

      Change in fair value of plan assets:
        Fair value of plan assets as of beginning
          of year                                    $    ---         ---
        Employer contributions                          1,879       1,976
        Benefit payments                               (1,879)     (1,976)
                                                     --------     -------

        Fair value of plan assets as of end of year  $    ---         ---
                                                     ========     =======

      Funded status                                  $(62,297)    (55,733)
      Unrecognized actuarial loss                       7,906       4,328
      Unrecognized prior service cost                 (14,671)    (18,746)
                                                     --------     -------

      Accrued postretirement benefit cost            $(69,062)    (70,151)
                                                     ========     =======

      Following are the actuarial assumptions that were used in the calculation of the year end benefit obligation:

                                                 2002       2001        2000
                                                 ----       ----        ----

      Discount rate                              6.75%      7.25%       7.75%
      Rate of compensation increase              4.00%      4.00%       4.00%

      Net periodic postretirement benefit cost consists of the following components:

                                                 2002       2001        2000
                                                 ----       ----        ----

                                                  (Amounts are in thousands)

      Service cost                              $  830      3,560       3,429
      Interest cost                              4,035      5,581       4,987
      Amortization of prior service cost        (4,075)       ---         ---
                                                ------      -----       -----

      Net periodic postretirement benefit cost  $  790      9,141       8,416
                                                ======      =====       =====

      Actuarial losses are amortized over the average remaining service life of active participants when the accumulation of such losses exceeds 10% of the greater of the projected benefit obligation or the fair value of plan assets.



                                        7                            (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements


 (6)  Retirement Plans
      ----------------

      The Company has a trusteed,  noncontributory Employee Stock Ownership Plan
      (ESOP) for the benefit of eligible employees. The amount of the Company's discretionary contribution to the ESOP is determined annually by the Board of Directors and can be made in Company common stock or cash. The expense recorded for contributions to this plan was approximately $198,315,000, $181,507,000 and $204,968,000 for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

      The Company has a 401(k) plan for the benefit of eligible employees. The 401(k) plan is a voluntary defined contribution plan. Eligible employees may contribute up to 10% of their eligible annual compensation (8% prior to January 1, 2002), subject to the maximum contribution limits established by Federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2002, 2001 and 2000, the Board of Directors approved a match of 50% of eligible contributions up to 3% of eligible wages, not to exceed a maximum match of $750 per employee. The match, which is determined as of the last day of the plan year and paid in the subsequent plan year, is in common stock of the Company. The expense recorded for the Company's match to the 401(k) plan was approximately $15,407,000, $15,075,000 and $13,822,000 for the fiscal years ended
      December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

      The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

(7)   Income Taxes
      ------------

      The provision for income taxes consists of the following:

                                                Current     Deferred     Total
                                                -------     --------     -----

                                                   (Amounts are in thousands)
      2002
      ----
      Federal                                   $270,386     50,411     320,797
      State                                       41,510      8,119      49,629
                                                --------     ------     -------

                                                $311,896     58,530     370,426
                                                ========     ======     =======

      2001
      ----
      Federal                                   $240,433     16,285     256,718
      State                                       36,805      2,879      39,684
                                                --------     ------     -------

                                                $277,238     19,164     296,402
                                                ========     ======     =======

      2000
      ----
      Federal                                   $233,284     16,761     250,045
      State                                       40,321      2,781      43,102
                                                --------     ------     -------

                                                $273,605     19,542     293,147
                                                ========     ======     =======



                                        8                            (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

      The actual tax expense for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 differs from the "expected" tax expense for those years (computed by applying the U.S. Federal corporate tax rate of 35% to earnings before income taxes) as follows:

                                                   2002       2001        2000
                                                   ----       ----        ----

                                                    (Amounts are in thousands)

      Computed "expected" tax expense           $350,991    289,388     288,243
      State income taxes (net of
        Federal income tax benefit)               32,259     25,795      28,016
      Tax exempt interest                         (4,088)    (8,077)    (12,990)
      Other, net                                  (8,736)   (10,704)    (10,122)
                                                --------    -------     -------

                                                $370,426    296,402     293,147
                                                ========    =======     =======

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 28, 2002 and December 29, 2001 are as follows:

                                                          2002          2001
                                                          ----          ----

                                                     (Amounts are in thousands)
      Deferred tax assets:
        Self-insurance reserves                        $ 99,895        85,645
        Advance purchase allowances                      12,205        14,767
        Postretirement benefit cost                      26,636        27,060
        Retirement plan contributions                    23,636        19,448
        Inventory capitalization                          8,444         8,794
        Other                                            18,828        12,878
                                                       --------       -------

          Total deferred tax assets                    $189,644       168,592
                                                       ========       =======

      Deferred tax liabilities:
        Property, plant and equipment,
          principally due to depreciation              $357,644       280,643
        Other                                            13,190         6,217
                                                       --------       -------

          Total deferred tax liabilities               $370,834       286,860
                                                       ========       =======


      The Company expects the results of future operations and the reversal of deferred tax liabilities to generate sufficient taxable income to allow utilization of deferred tax assets; therefore, no valuation allowance has been recorded as of December 28, 2002 and December 29, 2001.

 (8)  Commitments and Contingencies
      -----------------------------

      (a)  Operating Leases
           ----------------
           The Company conducts a major portion of its retail operations from leased store premises generally subject to 20 year leases. Contingent rentals paid to lessors of certain stores are determined on the basis of a percentage of sales in excess of stipulated minimums plus, in certain instances, reimbursement of taxes, insurance and other expenses.



                                        9                            (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

           Total rental expense for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, is as follows:

                                             2002        2001        2000
                                             ----        ----        ----

                                              (Amounts are in thousands)

           Minimum rentals                $257,258     219,757     200,267
           Contingent rentals                8,949      10,529      11,498
           Sublease rental income          (10,181)    (10,148)     (8,260)
                                          --------     -------     -------

                                          $256,026     220,138     203,505
                                          ========     =======     =======

           As of December 28, 2002, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:

                                  Minimum           Sublease
                                   Rental            Rental
           Year                 Commitments          Income             Net
           ----                 -----------          ------             ---

                                            (Amounts are in thousands)

           2003                 $  264,817            9,225            255,592
           2004                    261,731            7,768            253,963
           2005                    254,876            6,236            248,640
           2006                    249,452            4,273            245,179
           2007                    238,674            1,925            236,749
           Thereafter            2,142,443              339          2,142,104
                                ----------           ------          ---------

                                $3,411,993           29,766          3,382,227
                                ==========           ======          =========

           The Company also owns shopping centers which are leased to tenants for minimum monthly rentals plus, in certain instances, contingent rentals. Contingent rentals received are determined on the basis of a percentage of sales in excess of stipulated minimums plus, in certain instances, reimbursement of taxes, insurance and other expenses.
           Contingent rentals are included in trade receivables and were approximately $1,024,000 and $1,033,000 as of December 28, 2002 and December 29, 2001, respectively. Rental income was approximately $14,057,000, $12,986,000 and $11,513,000 for the fiscal years ended
           December  28,  2002,   December  29,  2001  and  December  30,  2000,
           respectively. The approximate amounts of minimum future rental payments to be received under noncancelable operating leases are $10,565,000, $8,752,000, $6,430,000, $4,618,000 and $2,737,000 for
           the  years  2003  through   2007,   respectively,   and   $12,701,000
           thereafter.

      (b)  Line of Credit
           --------------
           In December 2002, the Company renewed an agreement for a committed line of credit totaling $100 million. This 364-day line of credit facility is available to fund liquidity requirements if necessary. The interest rate is based on LIBOR or prime. There were no amounts outstanding on this line of credit as of December 28, 2002.

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


                                       10                            (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

 (9)  Quarterly Information (unaudited)
      ---------------------------------

      Following is a summary of the quarterly results of operations for the fiscal years ended December 28, 2002 and December 29, 2001. All quarters have 13 weeks.

                                                 Quarter Ended
                            ----------------------------------------------------

                              March          June       September       December
                              -----          ----       ---------       --------

                           (Amounts are in thousands, except per share amounts)

      2002
      ----
      Revenues              $4,217,661     3,847,054     3,867,430     4,094,519
      Costs and expenses    $3,916,454     3,631,019     3,654,345     3,855,255
      Net earnings          $  195,169       141,449       140,701       155,085
      Basic and diluted
        earnings per common
        share, based on
        weighted average
        shares outstanding  $      .99           .72           .73           .81

      2001
      ----
      Revenues              $3,938,820     3,729,763     3,736,347     3,965,089
      Costs and expenses    $3,720,245     3,557,971     3,568,910     3,754,813
      Net earnings          $  150,886       119,862       116,242       143,431
      Basic and diluted
        earnings per common
        share, based on
        weighted average
        shares outstanding  $      .74           .59           .58           .71














                                       11                            (Continued)




                                                                     Schedule II
                                                                     -----------
                           PUBLIX SUPER MARKETS, INC.

                        Valuation and Qualifying Accounts

                Years ended December 28, 2002, December 29, 2001
                              and December 30, 2000
                           (Amounts are in thousands)



                                          Balance at     Additions      Deductions     Balance at
                                          beginning      charged to       from           end of
              Description                  of year        income         reserves        year
              -----------                  -------        ------         --------        ----

   Year ended December 28, 2002

   Reserves not deducted from assets:
     Self-insurance reserves:
       -Current                           $103,048       203,864         204,190        102,722
       -Noncurrent                         137,474        39,421             ---        176,895
                                          --------       -------         -------        -------
                                          $240,522       243,285         204,190        279,617
                                          ========       =======         =======        =======

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
