Form 10-Q
period 2003-03-29
PUBLIX SUPER MARKETS INC
filed 2003-05-13
CIK 81061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C.  20549


                                  FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 29, 2003
                                                        --------------


                                     OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ____________ to ______________




                        Commission File Number 0-981
                        ----------------------------



                           PUBLIX SUPER MARKETS, INC.
              -----------------------------------------------------
              (Exact name of Registrant as specified in its charter)




          Florida                              59-0324412
-------------------------------    -----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)



3300 Airport Road
Lakeland, Florida                                      33811
---------------------------------------              ---------
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

Yes     X               No _______
    --------

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of April 30, 2003 was 186,752,925.


                               Page 1 of 11 pages

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                            PUBLIX SUPER MARKETS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Amounts are in thousands, except share amounts)

                                      ASSETS
                                              March 29, 2003   December 28, 2002
                                              --------------   -----------------
                                                        (Unaudited)

Current Assets
--------------
Cash and cash equivalents                       $  343,246             207,523
Short-term investments                               6,800               6,713
Trade receivables                                  200,017             188,077
Merchandise inventories                            910,069             922,243
Deferred tax assets                                 65,337              57,383
Prepaid expenses                                     5,378               4,263
                                                ----------          ----------

    Total Current Assets                         1,530,847           1,386,202
                                                ----------          ----------

Long-term investments                              388,537             377,616
Other noncurrent assets                              1,134                 950
Property, plant and equipment                    4,840,653           4,697,650
  Less accumulated depreciation                 (1,751,011)         (1,672,816)
                                                ----------          ----------

    Net property, plant and equipment            3,089,642           3,024,834
                                                ----------          ----------

         Total Assets                           $5,010,160           4,789,602
                                                ==========          ==========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts payable                                $  714,256             686,634
Accrued contribution to retirement plans           118,974             248,605
Accrued salaries and wages                          82,411              63,906
Accrued self-insurance reserves                    108,061             102,722
Federal and state income taxes                     109,458              16,131
Other                                              257,026             172,186
                                                ----------          ----------

    Total Current Liabilities                    1,390,186           1,290,184
                                                ----------          ----------

Deferred tax liabilities, net                      252,617             238,573
Self-insurance reserves                            183,671             176,895
Accrued postretirement benefit cost                 68,837              69,062
Other noncurrent liabilities                         7,761               6,820

Stockholders' Equity
--------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares; issued 190,958,556
  shares at March 29, 2003 and 189,167,769
  shares at December 28, 2002                      190,959             189,168
Additional paid-in capital                         494,001             421,019
Reinvested earnings                              2,508,713           2,397,634
                                                ----------          ----------
                                                 3,193,673           3,007,821
Less 2,306,620 treasury shares
  at March 29, 2003, at cost                       (88,652)                ---

Accumulated other comprehensive earnings             2,067                 247
                                                ----------          ----------

    Total Stockholders' Equity                   3,107,088           3,008,068
                                                ----------          ----------

         Total Liabilities and Stockholders'
           Equity                               $5,010,160           4,789,602
                                                ==========          ==========

See accompanying notes to condensed consolidated financial statements.

                             PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          (Amounts are in thousands, except per share and share amounts)

                                                     Three Months Ended

                                              March 29, 2003      March 30, 2002
                                              --------------      --------------
                                                         (Unaudited)
Revenues
--------
Sales                                         $  4,317,935           4,194,016
Other operating income                              25,239              23,645
                                              ------------         -----------

    Total revenues                               4,343,174           4,217,661
                                              ------------         -----------

Costs and expenses
------------------
Cost of merchandise sold, including certain
  store occupancy, warehousing and delivery
  expenses                                       3,152,987           3,050,945
Operating and administrative expenses              903,297             865,509
                                              ------------         -----------

    Total costs and expenses                     4,056,284           3,916,454
                                              ------------         -----------

    Operating profit                               286,890             301,207
                                              ------------         -----------

Investment income, net                               5,192               6,144
Other income, net                                    6,012               4,724
                                              ------------         -----------

Earnings before income tax expense                 298,094             312,075

Income tax expense                                 110,986             116,906
                                              ------------         -----------

Net earnings                                  $    187,108             195,169
                                              ============         ===========

Weighted average number of common
  shares outstanding                           188,513,408         196,920,363
                                              ============         ===========

Basic and diluted earnings per common
  share based on weighted average shares
  outstanding                                 $        .99                 .99
                                              ============         ===========

Cash dividends paid per common share                  None                None

                   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                    (Amounts are in thousands)

                                                     Three Months Ended

                                              March 29, 2003      March 30, 2002
                                              --------------      --------------
                                                         (Unaudited)

Net earnings                                  $    187,108             195,169

Other comprehensive earnings
Unrealized gain (loss) on investment
  securities available-for-sale,
  net of tax effect of $1,114 and
  ($763) in 2003 and 2002, respectively              1,775              (1,215)

Reclassification adjustment for net
  realized loss on investment
  securities available-for-sale, net
  of tax effect of $29 and $156 in
  2003 and 2002, respectively                           45                 249
                                              ------------         -----------

Comprehensive earnings                        $    188,928             194,203
                                              ============         ===========

See accompanying notes to condensed consolidated financial statements.



                            PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts are in thousands)

                                                     Three Months Ended

                                              March 29, 2003      March 30, 2002
                                              --------------      --------------
                                                         (Unaudited)

Cash flows from operating activities
------------------------------------
  Cash received from customers                $  4,338,680           4,193,415
  Cash paid to employees and suppliers          (3,765,777)         (3,642,228)
  Dividends and interest received                    5,599               6,872
  Income taxes paid                                (12,712)            (10,027)
  Payment for self-insured claims                  (49,465)            (45,135)
  Other operating cash receipts                        240                 234
  Other operating cash payments                     (1,869)             (2,664)
                                              ------------          ----------

      Net cash provided by operating
          activities                               514,696             500,467
                                              ------------          ----------

Cash flows from investing activities
------------------------------------
  Payment for property, plant and
    equipment                                     (153,272)           (158,843)
  Proceeds from sale of property, plant
    and equipment                                    1,539                 920
  Payment for investment securities -
    available-for-sale (AFS)                       (66,468)            (64,017)
  Proceeds from sale and maturity of
    investment securities - AFS                     56,492              68,357
  Net proceeds from (investment in) joint
    ventures and other investments                   1,524              (4,927)
  Other, net                                          (195)                 11
                                              ------------          ----------

      Net cash used in investing activities       (160,380)           (158,499)
                                              ------------          ----------

Cash flows from financing activities
------------------------------------
  Proceeds from sale of common stock                22,475              27,592
  Payment for acquisition of common stock         (240,937)           (175,930)
  Other, net                                          (131)               (142)
                                              ------------          ----------

      Net cash used in financing activities       (218,593)           (148,480)
                                              ------------          ----------

Net increase in cash and cash equivalents          135,723             193,488
                                              ------------          ----------

Cash and cash equivalents at beginning
  of period                                        207,523             211,296
                                              ------------          ----------

Cash and cash equivalents at end of period    $    343,246             404,784
                                              ============          ==========




See accompanying notes to condensed consolidated financial statements.



                                                                     (Continued)



                                 PUBLIX SUPER MARKETS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Amounts are in thousands)

                                                     Three Months Ended

                                              March 29, 2003      March 30, 2002
                                              --------------      --------------
                                                          (Unaudited)

Reconciliation of net earnings to net cash provided by operating activities

Net earnings                                    $  187,108             195,169

Adjustments to reconcile net earnings to net
 cash provided by operating activities:
    Depreciation and amortization                   84,145              72,600
    Retirement contributions payable in
      common stock                                  63,062              72,891
    Deferred income taxes                            4,947                (913)
    Loss on sale of property, plant and
      equipment                                      2,791               1,873
    Loss on sale of investments                         74                 405
    Self-insurance reserves in excess of
      current payments                              12,115              11,022
    Postretirement accruals (less than)
      current payments                                (225)               (150)
    Increase (decrease) in advance purchase
      allowances                                       724              (1,680)
    Other, net                                         333                 241
    Change in cash from:
      Trade receivables                            (11,940)            (28,824)
      Merchandise inventories                       12,174              36,774
      Prepaid expenses                              (1,115)             (5,761)
      Accounts payable and accrued expenses         67,176              39,028
      Federal and state income taxes                93,327             107,792
                                                ----------             -------

          Total adjustments                        327,588             305,298
                                                ----------             -------

Net cash provided by operating activities       $  514,696             500,467
                                                ==========             =======








See accompanying notes to condensed consolidated financial statements.

                            PUBLIX SUPER MARKETS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are necessary for the fair statement of results for the interim period. These condensed consolidated financial statements should be read in conjunction with the fiscal 2002 Form 10-K Annual Report of the Company.

2. Due to the seasonal nature of the Company's business, the results for the three months ended March 29, 2003 are not necessarily indicative of the results for the entire 2003 fiscal year.

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

4. Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

5. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations," (SFAS 143) effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company would also record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The adoption of SFAS 143 did not have a material effect on the Company's financial condition, results of operations or cash flows.

6. In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS 146) effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 did not have a material effect on the Company's financial condition, results of operations or cash flows.

7. In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," (EITF 02-16). EITF 02-16 provides guidance for the accounting for cash consideration given to a reseller from a vendor. The adoption of EITF No. 02-16 did not have a material effect on the Company's financial condition, results of operations or cash flows.

                            PUBLIX SUPER MARKETS, INC.


Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents and short-term and long-term investments totaled approximately $738.6 million at March 29, 2003, compared to $785.7 million at March 30, 2002. Net cash provided by operating activities was approximately $514.7 million for the three months ended March 29, 2003, as compared with $500.5 million for the three months ended March 30, 2002. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

     Net cash used in investing activities was approximately $160.4 million for the three months ended March 29, 2003, as compared with $158.5 million for the three months ended March 30, 2002. The primary use of net cash in investing activities was funding capital expenditures. During the three months ended March 29, 2003, capital expenditures totaled approximately $153.3 million. These expenditures were primarily incurred in connection with the opening of 16 new supermarkets and remodeling or expanding ten supermarkets. In addition, the Company closed two supermarkets. The net impact of new and closed supermarkets (net new supermarkets) added an additional 0.7 million square feet in the three months ended March 29, 2003, a 2.1% increase. Significant expenditures were also incurred in the expansion of warehouses and new or enhanced information technology applications. During the three months ended March 30, 2002, capital expenditures totaled approximately $158.8 million. These expenditures were primarily incurred in connection with the opening of 16 new supermarkets and remodeling or expanding 26 supermarkets. In addition, the Company closed five supermarkets. Net new supermarkets added an additional .51 million square feet in the three months ended March 30, 2002, a 1.65% increase. Significant expenditures were also incurred in the expansion of warehouses, office construction and new or enhanced information technology applications.

     Capital expenditures for the remainder of 2003, primarily made up of new supermarkets, expansion of warehouses, remodeling and expanding of certain existing supermarkets and new or enhanced information technology applications, are expected to be approximately $446.7 million. This capital program is subject to continuing change and review. The remaining 2003 capital expenditures are expected to be financed by internally generated funds, liquid assets or the committed line of credit described below. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

     Net cash used in financing activities was approximately $218.6 million for the three months ended March 29, 2003, as compared with $148.5 million for the three months ended March 30, 2002. The primary use of net cash in financing activities was funding net common stock repurchases. The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan. Net common stock repurchases totaled approximately $218.5 million for the three months ended March 29, 2003, as compared with $148.3 million for the three months ended March 30, 2002. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value. However, such purchases are not required and the Company retains the right to discontinue them at any time.

     On March 4, 2003, the Company declared a cash dividend on its common stock of $.40 per share or approximately $75.5 million, payable on June 2, 2003, to stockholders of record as of the close of business April 1, 2003.

     In December 2002, the Company renewed an agreement for a committed line of credit totaling $100 million. This 364-day line of credit facility is available to fund liquidity requirements if necessary. The interest rate is based on LIBOR or prime. There were no amounts outstanding on this line of credit as of March 29, 2003.

     Based on the Company's financial position, it is expected that short-term and long-term borrowings would be readily available to support the Company's liquidity requirements if needed.

Results of Operations
---------------------

     Sales for the first quarter ended March 29, 2003, were $4.3 billion as compared with $4.2 billion in the same quarter in 2002, an increase of $123.9 million or a 3.0% increase. This reflects a decrease of $97.7 million or 2.3% in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets) and an increase of $221.6 million or 5.3% from net new supermarkets since the beginning of the first quarter of 2002. Additionally, sales for the first quarter of 2003 were negatively affected by the late Easter holiday, which was in the first quarter of 2002.

     Cost of merchandise sold including certain store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 73.0% and 72.7% for the three months ended March 29, 2003 and March 30, 2002, respectively. The increase in cost of merchandise sold, as a percentage of sales, was primarily driven by an increase in promotional activities. However, improvements in buying practices including centralized product procurement, category management and more efficient distribution channels partially offset the cost of the increased promotional activities.

     Operating and administrative expenses, as a percentage of sales, were approximately 20.9% and 20.6% for the three months ended March 29, 2003 and March 30, 2002, respectively. The increase in operating and administrative expenses, as a percentage of sales, was primarily due to increases in facilities costs and other expenses. These increases were partially offset by decreases in payroll and employee benefit costs.

     Net earnings were $187.1 million and $195.2 million or $.99 per share for the three months ended March 29, 2003 and March 30, 2002, respectively.

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

                                 PUBLIX SUPER MARKETS, INC.

                                 PART II. OTHER INFORMATION


Item 1.    Legal Proceedings
----------------------------

     As reported in the Company's Form 10-K for the year ended December 28, 2002, the Company is a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

Item 6(a). Exhibits
-------------------

     21.   Subsidiaries of the Registrant.

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b). Reports on Form 8-K
------------------------------

    The Company filed a report on Form 8-K dated May 2, 2003, pursuant to Item 9 ("Regulation FD Disclosure"), attaching the Company's press release dated May 1, 2003.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                          PUBLIX SUPER MARKETS, INC.



Date:  May 6, 2003        /s/ John A. Attaway, Jr.
                          ------------------------------------------
                          John A. Attaway, Jr., Secretary





Date:  May 6, 2003        /s/ David P. Phillips
                          ------------------------------------------
                          David P. Phillips, Chief Financial Officer
                          and Treasurer (Principal Financial and
                          Accounting Officer)

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


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

Date: May 6, 2003

/s/ Charles H. Jenkins, Jr.
---------------------------
Charles H. Jenkins, Jr.
Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


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

Date: May 6, 2003

/s/ David P. Phillips
-----------------------
David P. Phillips
Chief Financial Officer