Form 10-Q
period 2003-06-28
PUBLIX SUPER MARKETS INC
filed 2003-08-12
CIK 81061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 28, 2003
                                                        -------------

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

Yes     X               No _______
    --------

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of July 31, 2003 was 182,524,909.


                                  Page 1 of 12 pages

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                            PUBLIX SUPER MARKETS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Amounts are in thousands, except share amounts)

                                      ASSETS
                                               June 28, 2003   December 28, 2002
                                               -------------   -----------------
                                                        (Unaudited)
Current Assets
--------------
Cash and cash equivalents                       $  209,926             207,523
Short-term investments                              10,181               6,713
Trade receivables                                  192,221             188,077
Merchandise inventories                            900,440             922,243
Deferred tax assets                                 64,117              57,383
Prepaid expenses                                    16,149               4,263
                                                ----------          ----------

    Total Current Assets                         1,393,034           1,386,202
                                                ----------          ----------

Long-term investments                              405,578             377,616
Other noncurrent assets                              1,118                 950
Property, plant and equipment                    4,951,713           4,697,650
  Less accumulated depreciation                 (1,823,106)         (1,672,816)
                                                ----------          ----------

    Net property, plant and equipment            3,128,607           3,024,834
                                                ----------          ----------

         Total Assets                           $4,928,337           4,789,602
                                                ==========          ==========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts payable                                $  709,312             686,634
Accrued contribution to retirement plans           169,613             248,605
Accrued salaries and wages                         101,200              63,906
Accrued self-insurance reserves                    115,712             102,722
Federal and state income taxes                       5,667              16,131
Other                                              205,212             172,186
                                                ----------          ----------

    Total Current Liabilities                    1,306,716           1,290,184
                                                ----------          ----------

Deferred tax liabilities, net                      262,174             238,573
Self-insurance reserves                            188,171             176,895
Accrued postretirement benefit cost                 68,175              69,062
Other noncurrent liabilities                         5,493               6,820

Stockholders' Equity
--------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares; issued 190,958,556
  shares at June 28, 2003 and 189,167,769
  shares at December 28, 2002                      190,959             189,168
Additional paid-in capital                         494,001             421,019
Reinvested earnings                              2,670,222           2,397,634
                                                ----------          ----------
                                                 3,355,182           3,007,821
Less 6,955,729 treasury shares
  at June 28, 2003, at cost                       (264,893)                ---

Accumulated other comprehensive earnings             7,319                 247
                                                ----------          ----------

    Total Stockholders' Equity                   3,097,608           3,008,068
                                                ----------          ----------

         Total Liabilities and Stockholders'
           Equity                               $4,928,337           4,789,602
                                                ==========          ==========

See accompanying notes to condensed consolidated financial statements.

                             PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          (Amounts are in thousands, except per share and share amounts)

                                                     Three Months Ended

                                              June 28, 2003       June 29, 2002
                                              -------------       -------------
                                                         (Unaudited)
Revenues
--------
Sales                                         $  4,110,358           3,823,975
Other operating income                              23,899              23,079
                                              ------------         -----------

    Total revenues                               4,134,257           3,847,054
                                              ------------         -----------

Costs and expenses
------------------
Cost of merchandise sold, including certain
  store occupancy, warehousing and delivery
  expenses                                       2,982,604           2,772,635
Operating and administrative expenses              906,064             858,384
                                              ------------         -----------

    Total costs and expenses                     3,888,668           3,631,019
                                              ------------         -----------

    Operating profit                               245,589             216,035
                                              ------------         -----------

Investment income, net                               5,710               2,621
Other income, net                                    4,968               6,110
                                              ------------         -----------

Earnings before income tax expense                 256,267             224,766

Income tax expense                                  94,757              83,317
                                              ------------         -----------

Net earnings                                  $    161,510             141,449
                                              ============         ===========

Weighted average number of common
  shares outstanding                           186,515,735         196,866,501
                                              ============         ===========

Basic and diluted earnings per common
  share based on weighted average shares
  outstanding                                 $        .87                 .72
                                              ============         ===========

Cash dividends paid per common share          $        .40                 .33
                                              ============         ===========

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                              (Amounts are in thousands)

                                                     Three Months Ended

                                              June 28, 2003       June 29, 2002
                                              -------------       -------------
                                                         (Unaudited)
Net earnings                                  $    161,510             141,449

Other comprehensive earnings
Unrealized gain (loss) on investment
  securities available-for-sale,
  net of tax effect of $3,360 and
 ($415) in 2003 and 2002, respectively               5,350                (660)

Reclassification adjustment for net
  realized (gain) loss on investment
  securities available-for-sale, net
  of tax effect of ($62) and $1,332
  in 2003 and 2002, respectively                       (98)              2,120
                                              ------------         -----------

Comprehensive earnings                        $    166,762             142,909
                                              ============         ===========

See accompanying notes to condensed consolidated financial statements.

                             PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          (Amounts are in thousands, except per share and share amounts)

                                                      Six Months Ended

                                              June 28, 2003       June 29, 2002
                                              -------------       -------------
                                                         (Unaudited)
Revenues
--------
Sales                                         $  8,428,293           8,017,991
Other operating income                              49,138              46,724
                                              ------------         -----------

    Total revenues                               8,477,431           8,064,715
                                              ------------         -----------

Costs and expenses
------------------
Cost of merchandise sold, including store
  occupancy, warehousing and delivery
  expenses                                       6,135,591           5,823,580
Operating and administrative expenses            1,809,361           1,723,893
                                              ------------         -----------

    Total costs and expenses                     7,944,952           7,547,473
                                              ------------         -----------

    Operating profit                               532,479             517,242
                                              ------------         -----------

Investment income, net                              10,902               8,765
Other income, net                                   10,980              10,834
                                              ------------         -----------

Earnings before income tax expense                 554,361             536,841

Income tax expense                                 205,743             200,223
                                              ------------         -----------

Net earnings                                  $    348,618             336,618
                                              ============         ===========

Weighted average number of common
  shares outstanding                           187,514,571         196,893,432
                                              ============         ===========

Basic and diluted earnings per common
  share based on weighted average shares
  outstanding                                 $       1.86                1.71
                                              ============         ===========

Cash dividends paid per common share          $        .40                 .33
                                              ============         ===========

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                              (Amounts are in thousands)

                                                      Six Months Ended

                                              June 28, 2003       June 29, 2002
                                              -------------       -------------
                                                         (Unaudited)
Net earnings                                  $    348,618             336,618

Other comprehensive earnings
Unrealized gain (loss) on investment
  securities available-for-sale,
  net of tax effect of $4,474 and
 ($1,178) in 2003 and 2002, respectively             7,125              (1,875)

Reclassification adjustment for net
  realized (gain) loss on investment
  securities available-for-sale, net
  of tax effect of ($33) and $1,488 in
  2003 and 2002, respectively                          (53)              2,369
                                              ------------         -----------

Comprehensive earnings                        $    355,690             337,112
                                              ============         ===========

See accompanying notes to condensed consolidated financial statements.

                             PUBLIX SUPER MARKETS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts are in thousands)

                                                      Six Months Ended

                                              June 28, 2003       June 29, 2002
                                              -------------       -------------
                                                         (Unaudited)
Cash flows from operating activities
------------------------------------
  Cash received from customers                $  8,484,187           8,072,099
  Cash paid to employees and suppliers          (7,414,319)         (7,111,146)
  Dividends and interest received                   11,380              13,052
  Income taxes paid                               (203,781)           (186,612)
  Payment for self-insured claims                 (100,315)            (97,160)
  Other operating cash receipts                        478                 460
  Other operating cash payments                     (4,219)             (4,823)
                                              ------------          ----------

      Net cash provided by operating
          activities                               773,411             685,870
                                              ------------          ----------

Cash flows from investing activities
------------------------------------
  Payment for property, plant and
    equipment                                     (287,633)           (335,391)
  Proceeds from sale of property, plant
    and equipment                                    7,499               1,370
  Payment for investment securities -
    available-for-sale (AFS)                      (147,811)           (176,831)
  Proceeds from sale and maturity of
    investment securities - AFS                    117,433             168,242
  Net proceeds from joint ventures
    and other investments                            9,983              17,853
  Other, net                                          (190)                 19
                                              ------------          ----------

      Net cash used in investing activities       (300,719)           (324,738)
                                              ------------          ----------

Cash flows from financing activities
------------------------------------
  Proceeds from sale of common stock                31,812              39,333
  Payment for acquisition of common stock         (426,515)           (324,839)
  Dividends paid                                   (75,455)            (65,439)
  Other, net                                          (131)               (131)
                                              ------------          ----------

      Net cash used in financing activities       (470,289)           (351,076)
                                              ------------          ----------

Net increase in cash and cash equivalents            2,403              10,056
                                              ------------          ----------

Cash and cash equivalents at beginning
  of period                                        207,523             211,296
                                              ------------          ----------

Cash and cash equivalents at end of period    $    209,926             221,352
                                              ============          ==========




See accompanying notes to condensed consolidated financial statements. (Continued)


                             PUBLIX SUPER MARKETS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Amounts are in thousands)

                                                      Six Months Ended

                                              June 28, 2003       June 29, 2002
                                              -------------       -------------
                                                         (Unaudited)


Reconciliation of net earnings to net cash provided by operating activities

Net earnings                                    $  348,618             336,618

Adjustments to reconcile net earnings to net
cash provided by operating activities:
    Depreciation and amortization                  170,147             148,127
    Retirement contributions payable in
      common stock                                 117,571             126,301
    Deferred income taxes                           12,426              21,900
    Loss on sale of property, plant and
      equipment                                      6,236              13,481
    (Gain) loss on sale of investments                 (86)              3,857
    Self-insurance reserves in excess of
      current payments                              24,266              19,093
    Postretirement accruals less than
      current payments                                (887)               (433)
    Decrease in advance purchase allowances         (1,544)             (3,361)
    Other, net                                         564              (1,531)
    Change in cash from:
      Trade receivables                             (4,144)             (1,224)
      Merchandise inventories                       21,803              19,796
      Prepaid expenses                             (11,886)             (6,461)
      Accounts payable and accrued expenses        100,791              17,996
      Federal and state income taxes               (10,464)             (8,289)
                                                ----------             -------

          Total adjustments                        424,793             349,252
                                                ----------             -------

Net cash provided by operating activities       $  773,411             685,870
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

2. Due to the seasonal nature of the Company's business, the results for the three months and six months ended June 28, 2003 are not necessarily indicative of the results for the entire 2003 fiscal year.

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

                             PUBLIX SUPER MARKETS, INC.


Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
-------------------------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents and short-term and long-term investments totaled approximately $625.7 million at June 28, 2003, compared to $592.7 million at June 29, 2002. Net cash provided by operating activities was approximately $773.4 million for the six months ended June 28, 2003, as compared with $685.9 million for the six months ended June 29, 2002. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

     Net cash used in investing activities was approximately $300.7 million for the six months ended June 28, 2003, as compared with $324.7 million for the six months ended June 29, 2002. The primary use of net cash in investing activities was funding capital expenditures. During the six months ended June 28, 2003, capital expenditures totaled approximately $287.6 million. These expenditures were primarily incurred in connection with the opening of 33 new supermarkets and remodeling or expanding 34 supermarkets. In addition, the Company closed seven supermarkets. The net impact of new and closed supermarkets (net new supermarkets) added an additional 1.5 million square feet in the six months ended June 28, 2003, a 4.6% increase. Significant expenditures were also incurred in the expansion of warehouses and new or enhanced information technology applications. During the six months ended June 29, 2002, capital expenditures totaled approximately $335.4 million. These expenditures were primarily incurred in connection with the opening of 29 new supermarkets and remodeling or expanding 45 supermarkets. In addition, the Company closed ten supermarkets. Net new supermarkets added an additional .87 million square feet in the six months ended June 29, 2002, a 2.8% increase. Significant expenditures were also incurred in the expansion of warehouses, office construction and enhanced information technology applications.

     Capital expenditures for the remainder of 2003, primarily made up of new supermarkets, expansion of warehouses, remodeling and expanding of certain existing supermarkets and new or enhanced information technology applications, are expected to be approximately $312.4 million. This capital program is subject to continuing change and review. The remaining 2003 capital expenditures are expected to be financed by internally generated funds, liquid assets or the committed line of credit described below. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

     Net cash used in financing activities was approximately $470.3 million for the six months ended June 28, 2003, as compared with $351.1 million for the six months ended June 29, 2002. The primary use of net cash in financing activities was funding net common stock repurchases. The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan. Net common stock repurchases totaled approximately $394.7 million for the six months ended June 28, 2003, as compared with $285.5 million for the six months ended June 29, 2002. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value. However, such purchases are not required and the Company retains the right to discontinue them at any time.

     The Company paid a cash dividend on its common stock of $.40 per share or approximately $75.5 million, on June 2, 2003, to stockholders of record as of the close of business April 1, 2003.

     In December 2002, the Company renewed an agreement for a committed line of credit totaling $100 million. This 364-day line of credit facility is available to fund liquidity requirements if necessary. The interest rate is based on LIBOR or prime. There were no amounts outstanding on this line of credit as of June 28, 2003.

     Based on the Company's financial position, it is expected that short-term and long-term borrowings would be readily available to support the Company's liquidity requirements if needed.

Results of Operations
---------------------

     Sales for the second quarter ended June 28, 2003, were $4.1 billion as compared with $3.8 billion in the same quarter in 2002, an increase of $286.4 million or a 7.5% increase. This reflects an increase of $53.5 million or 1.4% in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets) and an increase of $232.9 million or 6.1% from net new supermarkets since the beginning of the second quarter of 2002. Additionally, sales for the second quarter of 2003 were positively affected by the late Easter holiday, which was in the first quarter of 2002.

     Sales for the six months ended June 28, 2003, were $8.4 billion as compared with $8.0 billion in the same period in 2002, an increase of $410.3 million or a 5.1% increase. This reflects a decrease of $48.1 million or .6% in comparable store sales and an increase of $458.4 million or 5.7% from net new supermarkets since the beginning of 2002.

     Cost of merchandise sold including certain store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 72.6% and 72.5% for the three months ended June 28, 2003 and June 29, 2002, respectively. These cost of sales percentages were approximately 72.8% and 72.6% for the six months ended June 28, 2003 and June 29, 2002, respectively. The small increase in cost of merchandise sold, as a percentage of sales, was primarily driven by an increase in store occupancy costs.

     Operating and administrative expenses, as a percentage of sales, were approximately 22.0% and 22.4% for the three months ended June 28, 2003 and June 29, 2002, respectively. The operating and administrative expenses, as a percentage of sales, were approximately 21.5% for the six months ended June 28, 2003 and June 29, 2002. A decrease in payroll costs was offset by increases in certain facilities costs and other expenses.

     Net earnings were $161.5 million or $.87 per share and $141.4 million or $.72 per share for the three months ended June 28, 2003 and June 29, 2002, respectively. Net earnings were $348.6 or $1.86 per share and $336.6 million or $1.71 per share for the six months ended June 28, 2003 and June 29, 2002, respectively.

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

Item 4.  Controls and Procedures
--------------------------------

     As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 2.    Changes in Securities and Use of Proceeds
----------------------------------------------------

     Not Applicable.

Item 3.    Defaults Upon Senior Securities
------------------------------------------

     Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

     The Annual Meeting of Stockholders of the Company was held on May 13, 2003, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to management's solicitation. All of management's nominees for directors as listed below were elected. The term of office of the directors will be until the next annual meeting or until their successors shall be elected and qualified.

                                             Votes For       Votes Withheld
                                             ---------       --------------

           Carol Jenkins Barnett            152,846,902           597,053
           Hoyt R. Barnett                  152,821,510           622,445
           Joan G. Buccino                  151,898,798         1,545,157
           William E. Crenshaw              152,829,159           614,796
           Mark C. Hollis                   152,654,773           789,182
           Sherrill W. Hudson               152,633,376           810,579
           Charles H. Jenkins, Jr.          152,842,830           601,125
           Howard M. Jenkins                152,832,632           611,323
           Tina P. Johnson                  152,638,420           805,535
           E. Vane McClurg                  152,864,199           579,756
           Kelly E. Norton                  151,888,301         1,555,654

Item 5.    Other Information
----------------------------

     Not Applicable.

Item 6(a). Exhibits
-------------------

     21.   Subsidiaries of the Registrant.

     31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b). Reports on Form 8-K
------------------------------

     The Company filed a report on Form 8-K on August 6, 2003, pursuant to Item 12 ("Results of Operations and Financial Condition"), attaching the Company's press release dated August 1, 2003.



                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           PUBLIX SUPER MARKETS, INC.



Date:  August 6, 2003      /s/ John A. Attaway, Jr.
                           ------------------------------------------
                           John A. Attaway, Jr., Secretary





Date:  August 6, 2003      /s/ David P. Phillips
                           ------------------------------------------
                           David P. Phillips, Chief Financial Officer
                           and Treasurer (Principal Financial and
                           Accounting Officer)