Form 10-Q
period 2003-09-27
PUBLIX SUPER MARKETS INC
filed 2003-11-12
CIK 81061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C.  20549


                                  FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 27, 2003
                                                        ------------------

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

Yes     X               No _______
    --------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     X               No _______
    --------

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of October 31, 2003 was 179,858,186.





                                     Page 1 of 14 pages

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                            PUBLIX SUPER MARKETS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Amounts are in thousands, except share amounts)

                                      ASSETS
                                          September 27, 2003   December 28, 2002
                                          ------------------   -----------------
                                                        (Unaudited)
Current Assets
--------------
Cash and cash equivalents                       $  208,385             207,523
Short-term investments                              10,612               6,713
Trade receivables                                  218,388             188,077
Merchandise inventories                            915,189             922,243
Deferred tax assets                                 63,553              57,383
Prepaid expenses                                    15,472               4,263
                                                ----------          ----------

    Total Current Assets                         1,431,599           1,386,202
                                                ----------          ----------

Long-term investments                              429,177             377,616
Other noncurrent assets                              1,129                 950
Property, plant and equipment                    5,055,358           4,697,650
  Less accumulated depreciation                 (1,899,582)         (1,672,816)
                                                ----------          ----------

    Net property, plant and equipment            3,155,776           3,024,834
                                                ----------          ----------

         Total Assets                           $5,017,681           4,789,602
                                                ==========          ==========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts payable                                $  718,808             686,634
Accrued contribution to retirement plans           203,288             248,605
Accrued salaries and wages                         113,607              63,906
Accrued self-insurance reserves                    120,174             102,722
Federal and state income taxes                      18,123              16,131
Other                                              240,959             172,186
                                                ----------          ----------

    Total Current Liabilities                    1,414,959           1,290,184
                                                ----------          ----------

Deferred tax liabilities, net                      263,640             238,573
Self-insurance reserves                            195,972             176,895
Accrued postretirement benefit cost                 67,671              69,062
Other noncurrent liabilities                         5,391               6,820

Stockholders' Equity
--------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares; issued 190,958,556
  shares at September 27, 2003 and 189,167,769
  shares at December 28, 2002                      190,959             189,168
Additional paid-in capital                         494,001             421,019
Reinvested earnings                              2,804,792           2,397,634
                                                ----------          ----------
                                                 3,489,752           3,007,821
Less 10,812,930 treasury shares
  at September 27, 2003, at cost                  (420,841)                ---

Accumulated other comprehensive earnings             1,137                 247
                                                ----------          ----------

    Total Stockholders' Equity                   3,070,048           3,008,068
                                                ----------          ----------

         Total Liabilities and Stockholders'
           Equity                               $5,017,681           4,789,602
                                                ==========          ==========

See accompanying notes to condensed consolidated financial statements.

                             PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          (Amounts are in thousands, except per share and share amounts)

                                                     Three Months Ended

                                          September 27, 2003  September 28, 2002
                                          ------------------  ------------------
                                                        (Unaudited)
Revenues
--------
Sales                                         $  4,067,563           3,843,021
Other operating income                              24,230              24,409
                                              ------------         -----------

    Total revenues                               4,091,793           3,867,430
                                              ------------         -----------

Costs and expenses
------------------
Cost of merchandise sold, including certain
  store occupancy, warehousing and delivery
  expenses                                       2,975,277           2,805,615
Operating and administrative expenses              921,499             848,730
                                              ------------         -----------

    Total costs and expenses                     3,896,776           3,654,345
                                              ------------         -----------

    Operating profit                               195,017             213,085
                                              ------------         -----------

Investment income, net                               4,672               2,974
Other income, net                                   12,063               4,390
                                              ------------         -----------

Earnings before income tax expense                 211,752             220,449

Income tax expense                                  77,182              79,748
                                              ------------         -----------

Net earnings                                  $    134,570             140,701
                                              ============         ===========

Weighted average number of common
  shares outstanding                           182,101,228         193,667,154
                                              ============         ===========

Basic and diluted earnings per common
  share based on weighted average shares
  outstanding                                 $        .74                 .73
                                              ============         ===========

Cash dividends paid per common share                  none                none

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                              (Amounts are in thousands)

                                                     Three Months Ended

                                          September 27, 2003  September 28, 2002
                                          ------------------  ------------------
                                                        (Unaudited)
Net earnings                                  $    134,570             140,701

Other comprehensive earnings
Unrealized (loss) gain on investment
  securities available-for-sale,
  net of tax effect of ($3,880) and
  $296 in 2003 and 2002, respectively               (6,179)                471

Reclassification adjustment for net
  realized (gain) loss on investment
  securities available-for-sale, net
  of tax effect of ($2) and $1,217
  in 2003 and 2002, respectively                        (3)              1,938
                                              ------------         -----------

Comprehensive earnings                        $    128,388             143,110
                                              ============         ===========

See accompanying notes to condensed consolidated financial statements.

                            PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          (Amounts are in thousands, except per share and share amounts)

                                                     Nine Months Ended

                                          September 27, 2003  September 28, 2002
                                          ------------------  ------------------
                                                        (Unaudited)
Revenues
--------
Sales                                         $ 12,495,856          11,861,012
Other operating income                              73,368              71,133
                                              ------------         -----------

    Total revenues                              12,569,224          11,932,145
                                              ------------         -----------

Costs and expenses
------------------
Cost of merchandise sold, including certain
  store occupancy, warehousing and delivery
  expenses                                       9,110,868           8,629,195
Operating and administrative expenses            2,730,860           2,572,623
                                              ------------         -----------

    Total costs and expenses                    11,841,728          11,201,818
                                              ------------         -----------

    Operating profit                               727,496             730,327
                                              ------------         -----------

Investment income, net                              15,574              11,739
Other income, net                                   23,043              15,224
                                              ------------         -----------

Earnings before income tax expense                 766,113             757,290

Income tax expense                                 282,925             279,971
                                              ------------         -----------

Net earnings                                  $    483,188             477,319
                                              ============         ===========

Weighted average number of common
  shares outstanding                           185,710,124         195,818,006
                                              ============         ===========

Basic and diluted earnings per common
  share based on weighted average shares
  outstanding                                 $       2.60                2.44
                                              ============         ===========

Cash dividends paid per common share          $        .40                 .33
                                              ============         ===========

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                              (Amounts are in thousands)

                                                     Nine Months Ended

                                          September 27, 2003  September 28, 2002
                                          ------------------  ------------------
                                                        (Unaudited)
Net earnings                                  $    483,188             477,319

Other comprehensive earnings
Unrealized gain (loss) on investment
  securities available-for-sale,
  net of tax effect of $594 and
 ($882) in 2003 and 2002, respectively                 946              (1,404)

Reclassification adjustment for net
  realized (gain) loss on investment
  securities available-for-sale, net
  of tax effect of ($35) and $2,705 in
  2003 and 2002, respectively                          (56)              4,307
                                              ------------         -----------

Comprehensive earnings                        $    484,078             480,222
                                              ============         ===========

See accompanying notes to condensed consolidated financial statements.

                           PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts are in thousands)

                                                     Nine Months Ended

                                          September 27, 2003  September 28, 2002
                                          ------------------  ------------------
                                                        (Unaudited)
Cash flows from operating activities
------------------------------------
  Cash received from customers                $ 12,560,597          11,936,735
  Cash paid to employees and suppliers         (11,055,481)        (10,534,293)
  Dividends and interest received                   16,534              19,394
  Income taxes paid                               (262,595)           (242,799)
  Payment for self-insured claims                 (158,123)           (145,825)
  Other operating cash receipts                        722                 692
  Other operating cash payments                     (6,948)             (7,613)
                                              ------------          ----------

      Net cash provided by operating
          activities                             1,094,706           1,026,291
                                              ------------          ----------

Cash flows from investing activities
------------------------------------
  Payment for property, plant and
    equipment                                     (442,007)           (476,013)
  Proceeds from sale of property, plant
    and equipment                                   29,582               2,068
  Payment for investment securities -
    available-for-sale (AFS)                      (266,306)           (221,881)
  Proceeds from sale and maturity of
    investment securities - AFS                    201,171             200,762
  Net proceeds from joint ventures
    and other investments                           10,164              16,678
  Other, net                                          (211)                 29
                                              ------------          ----------

      Net cash used in investing activities       (467,607)           (478,357)
                                              ------------          ----------

Cash flows from financing activities
------------------------------------
  Proceeds from sale of common stock                48,199              59,652
  Payment for acquisition of common stock         (598,850)           (481,538)
  Dividends paid                                   (75,455)            (65,439)
  Other, net                                          (131)               (131)
                                              ------------          ----------

      Net cash used in financing activities       (626,237)           (487,456)
                                              ------------          ----------

Net increase in cash and cash equivalents              862              60,478
                                              ------------          ----------

Cash and cash equivalents at beginning
  of period                                        207,523             211,296
                                              ------------          ----------

Cash and cash equivalents at end of period    $    208,385             271,774
                                              ============          ==========



See accompanying notes to condensed consolidated financial statements.
                                                                     (Continued)



                                 PUBLIX SUPER MARKETS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Amounts are in thousands)

                                                     Nine Months Ended

                                          September 27, 2003  September 28, 2002
                                          ------------------  ------------------
                                                        (Unaudited)


Reconciliation of net earnings to net cash provided by operating activities

Net earnings                                    $  483,188             477,319

Adjustments to reconcile net earnings to net
cash provided by operating activities:
    Depreciation and amortization                  257,743             226,675
    Retirement contributions payable in
      common stock                                 154,894             170,133
    Deferred income taxes                           18,338              38,614
    Loss on sale of property, plant and
      equipment                                     23,772              15,712
    (Gain) loss on sale of investments                 (91)              7,012
    Self-insurance reserves in excess of
      current payments                              36,529              26,594
    Postretirement accruals less than
      current payments                              (1,391)               (757)
    Decrease in advance purchase allowances         (1,530)             (5,041)
    Other, net                                       1,051                (930)
    Change in cash from:
      Trade receivables                            (30,311)             (8,648)
      Merchandise inventories                        7,054              (3,530)
      Prepaid expenses                             (11,209)             (4,801)
      Accounts payable and accrued expenses        154,677              89,381
      Federal and state income taxes                 1,992              (1,442)
                                                ----------           ---------

          Total adjustments                        611,518             548,972
                                                ----------           ---------

Net cash provided by operating activities       $1,094,706           1,026,291
                                                ==========           =========



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

2. Due to the seasonal nature of the Company's business, the results for the three months and nine months ended September 27, 2003 are not necessarily indicative of the results for the entire 2003 fiscal year.

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

4. In August 2003, the Company announced its decision to close its online grocery shopping service operated under its wholly owned subsidiary, PublixDirect, LLC, ("PublixDirect"). In September 2001, the online grocery shopping service began delivering orders to homes in South Florida from its fulfillment center located in Pompano Beach, Florida. The decision to close the online service resulted from a lack of growth in the demand for this service and ongoing losses from operations. The Company could not justify the continued investment in an operation that was not expected to become profitable in the foreseeable future. The Company expects most of the sales generated from this operation to transfer to its traditional supermarkets located in these market areas.

   As a result of the decision to close PublixDirect effective August 23, 2003, the Company recorded an expense of $30 million during the third quarter of 2003. The expense recorded represents approximately $17 million in asset impairments, $10 million in operating lease obligations and $3 million in remaining payroll obligations and other costs. The expense has been recognized in the Company's condensed consolidated statements of earnings and is included in operating and administrative expenses. The impact of the expense recorded on net earnings was approximately $18 million or $.10 per share for the three and nine month periods ended September 27, 2003.

   The accrued liabilities for the closure of PublixDirect are reflected in the Company's condensed consolidated balance sheet as of September 27, 2003, and are included in accrued salaries and wages and other current liabilities.

5. Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

6. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations," (SFAS 143) effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company would also record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The adoption of SFAS 143 did not have a material effect on the Company's financial condition, results of operations or cash flows.

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

8. In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," (EITF 02-16). EITF 02-16 provides guidance for the accounting for cash consideration given to a reseller from a vendor. The adoption of EITF No. 02-16 did not have a material effect on the Company's financial condition, results of operations or cash flows.

9. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities ("VIE's"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. For any variable interests in a VIE created prior to February 1, 2003, FIN 46 becomes effective for the Company during the quarter ended December 27, 2003. The Company is currently evaluating its investments in joint ventures to determine the effect of adopting FIN 46.

                           PUBLIX SUPER MARKETS, INC.


Item  2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents and short-term and long-term investments totaled approximately $648.2 million at September 27, 2003, compared to $658.5 million at September 28, 2002. Net cash provided by operating activities was approximately $1,094.7 million for the nine months ended September 27, 2003, as compared with $1,026.3 million for the nine months ended September 28, 2002. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

     Net cash used in investing activities was approximately $467.6 million for the nine months ended September 27, 2003, as compared with $478.4 million for the nine months ended September 28, 2002. The primary use of net cash in investing activities was funding capital expenditures. During the nine months ended September 27, 2003, capital expenditures totaled approximately $442.0 million. These expenditures were primarily incurred in connection with the opening of 49 new supermarkets and remodeling or expanding 63 supermarkets. In addition, the Company closed 14 supermarkets. The net impact of new and closed supermarkets (net new supermarkets) added an additional 2.0 million square feet in the nine months ended September 27, 2003, a 6.1% increase. Significant expenditures were also incurred in the expansion of warehouses and new or enhanced information technology applications. During the nine months ended September 28, 2002, capital expenditures totaled approximately $476.0 million. These expenditures were primarily incurred in connection with the opening of 44 new supermarkets and remodeling or expanding 65 supermarkets. In addition, the Company closed 14 supermarkets. Net new supermarkets added an additional 1.4 million square feet in the nine months ended September 28, 2002, a 4.6% increase. Significant expenditures were also incurred in the expansion of warehouses, office construction and new or enhanced information technology applications.

     Capital expenditures for the remainder of 2003, primarily made up of new supermarkets, remodeling and expanding certain existing supermarkets, expansion of warehouses and new or enhanced information technology applications, are expected to be approximately $158.0 million. This capital program is subject to continuing change and review. The remaining 2003 capital expenditures are expected to be financed by internally generated funds, liquid assets or the committed line of credit described below. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

     Net cash used in financing activities was approximately $626.2 million for the nine months ended September 27, 2003, as compared with $487.5 million for the nine months ended September 28, 2002. The primary use of net cash in financing activities was funding net common stock repurchases. The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan. Net common stock repurchases totaled approximately $550.7 million for the nine months ended September 27, 2003, as compared with $421.9 million for the nine months ended
September 28, 2002. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value. However, such purchases are not required and the Company retains the right to discontinue them at any time.

     The Company paid a cash dividend on its common stock of $.40 per share or approximately $75.5 million on June 2, 2003 to stockholders of record as of the close of business April 1, 2003.

     In December 2002, the Company renewed an agreement for a committed line of credit totaling $100 million. This 364-day line of credit facility is available to fund liquidity requirements if necessary. The interest rate is based on LIBOR or prime. There were no amounts outstanding on this line of credit as of September 27, 2003.

     Based on the Company's financial position, it is expected that short-term and long-term borrowings would be readily available to support the Company's liquidity requirements if needed.

Results of Operations
---------------------

     Sales for the third quarter ended September 27, 2003, were $4.1 billion as compared with $3.8 billion in the same quarter in 2002, an increase of $224.5 million or a 5.8% increase. This reflects a decrease of approximately $11.5 million or .3% in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets) and an increase of approximately $236.0 million or 6.1% from net new supermarkets since the beginning of the third quarter of 2002.

     Sales for the nine months ended September 27, 2003, were $12.5 billion as compared with $11.9 billion in the same period in 2002, an increase of $634.8 million or a 5.4% increase. This reflects a decrease of approximately $59.3 million or .5% in comparable store sales and an increase of approximately $694.1 million or 5.9% from net new supermarkets since the beginning of 2002.

     Cost of merchandise sold including certain store occupancy, warehousing and delivery expenses, as a percentage of sales, was approximately 73.1% and 73.0% for the three months ended September 27, 2003 and September 28, 2002, respectively. These cost of sales percentages were approximately 72.9% and 72.8% for the nine months ended September 27, 2003 and September 28, 2002, respectively. The small increase in cost of merchandise sold as a percentage of sales was primarily driven by an increase in store occupancy costs.

     Operating and administrative expenses, as a percentage of sales, were approximately 22.7% and 22.1% for the three months ended September 27, 2003 and September 28, 2002, respectively. The operating and administrative expenses, as a percentage of sales, were approximately 21.9% and 21.7% for the nine months ended September 27, 2003 and September 28, 2002, respectively. The increase in operating and administrative expenses during the three and nine month periods ended September 27, 2003 was primarily due to the closure of the Company's online grocery shopping service described below.

     In August 2003, the Company announced its decision to close its online grocery shopping service operated under its wholly owned subsidiary,
PublixDirect, LLC, ("PublixDirect"). In September 2001, the online grocery shopping service began delivering orders to homes in South Florida from its fulfillment center located in Pompano Beach, Florida. The decision to close the online service resulted from a lack of growth in the demand for this service and ongoing losses from operations. The Company could not justify the continued investment in an operation that was not expected to become profitable in the foreseeable future. The Company expects most of the sales generated from this operation to transfer to its traditional supermarkets located in these market areas.

     As a result of the decision to close PublixDirect effective August 23, 2003, the Company recorded an expense of $30 million during the third quarter of 2003. The expense recorded represents approximately $17 million in asset impairments, $10 million in operating lease obligations and $3 million in remaining payroll obligations and other costs. The expense has been recognized in the Company's condensed consolidated statements of earnings and is included in operating and administrative expenses. The impact of the expense recorded on net earnings was approximately $18 million or $.10 per share for the three and nine month periods ended September 27, 2003.

     The accrued liabilities for the closure of PublixDirect are reflected in the Company's condensed consolidated balance sheet as of September 27, 2003, and are included in accrued salaries and wages and other current liabilities.

     Net earnings were $134.6 million or $.74 per share and $140.7 million or $.73 per share for the three months ended September 27, 2003 and September 28, 2002, respectively. Net earnings were $483.2 or $2.60 per share and $477.3 million or $2.44 per share for the nine months ended September 27, 2003 and September 28, 2002, respectively.

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

     Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

     Not Applicable.

Item 5.    Other Information
----------------------------

     Not Applicable.

Item 6(a). Exhibits
-------------------

     10. Since the filing of the Company's Form 10-K for the year ended December 28, 2002, the Company has entered into an Indemnification Agreement with a new officer of the Company. The Indemnification Agreement is in the same form of Indemnification Agreement filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001. Such subsequent indemnified officer is listed as follows:

                  Randall T. Jones

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

     31.2  Certification  Pursuant to Section 302 of the  Sarbanes-Oxley  Act of
           2002.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b). Reports on Form 8-K
------------------------------

     The Company filed a report on Form 8-K on August 22, 2003, pursuant to Item 5 ("Other Events and Regulation FD Disclosure"), announcing the decision to close PublixDirect, LLC as described in Part I, Item 2.

     The Company  filed a report on Form 8-K on  November  4, 2003,  pursuant to
Item 12 ("Results of Operations and Financial Condition"), attaching the Company's press release dated November 3, 2003.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           PUBLIX SUPER MARKETS, INC.



Date:  November 10, 2003   /s/ John A. Attaway, Jr.
                           ------------------------------------------
                           John A. Attaway, Jr., Secretary





Date:  November 10, 2003   /s/ David P. Phillips
                           ------------------------------------------
                           David P. Phillips, Chief Financial Officer
                           and Treasurer (Principal Financial and
                           Accounting Officer)