Form 10-K
period 2003-12-27
PUBLIX SUPER MARKETS INC
filed 2004-03-11
CIK 81061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 27, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to ______________

                        Commission File Number 0-981
                                               -----

                           PUBLIX SUPER MARKETS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Florida                                         59-0324412
-----------------------                      ----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

3300 Airport Road
Lakeland, Florida                                         33811
---------------------------------------                 --------
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 3, 2004 was approximately $4,908,556,825.

The number of shares of Registrant's common stock outstanding as of March 3, 2004 was 180,910,540.

DOCUMENTS INCORPORATED BY REFERENCE

Pages 2 through 11 of the Proxy Statement solicited for the 2004 Annual Meeting of Stockholders to be held on May 11, 2004 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III hereof.

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

     The Company manufactures dairy, bakery and deli products. The Company's dairy plants are located in Lakeland and Deerfield Beach, Florida, and Lawrenceville, Georgia. The bakery plants are located in Lakeland, Florida and Atlanta, Georgia. The deli plant is located in Lakeland, Florida. The Company receives the food and non-food items it distributes from many sources. These products are generally available in sufficient quantities to enable the Company to adequately satisfy its customers. The Company believes that its sources of supply of these products and raw materials used in manufacturing are adequate for its needs and that it is not dependent upon a single or relatively few suppliers.

     The Company operated 801 supermarkets at the end of 2003, compared with 741 at the beginning of the year. In 2003, 78 supermarkets were opened, 18 supermarkets were closed, and 80 supermarkets were expanded or remodeled. The net increase in square footage was 3.2 million square feet or 9.4% since 2002. At the end of 2003, the Company had 600 supermarkets located in Florida, 148 in Georgia, 34 in South Carolina, 12 in Alabama and seven in Tennessee. Also, as of year end, the Company had 13 supermarkets under construction in Florida, nine in Georgia, seven in Alabama and one in South Carolina. Additionally, during 2003, the Company operated four convenience stores and a fulfillment center to support an online grocery shopping service. The Company closed the fulfillment center and online grocery shopping service in August 2003, as explained in Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 8 of the Notes to Consolidated Financial Statements.

     The Company is engaged in a highly competitive industry. Competition is based primarily on price, quality of goods and service, convenience and product mix. The Company's primary competition throughout its market areas is with several national and regional chains, independent supermarkets, supercenters, membership warehouse clubs, mass merchandisers, dollar stores and drug stores. The Company anticipates continued competitor format innovation and location additions in 2004.

     The influx of winter residents to Florida and increased purchases of food during the traditional Thanksgiving, Christmas and Easter holidays typically results in seasonal sales increases between November and April of each year.

     The Company has experienced no significant changes in the kinds of products sold or in its methods of distribution since the beginning of the fiscal year.

     The Company had approximately 125,000 employees at the end of 2003, compared with 123,000 at the end of 2002. Of this total, approximately 69,000 at the end of 2003 and 67,000 at the end of 2002 were not full-time employees.

     Compliance by the Company with Federal, state and local environmental protection laws during 2003 had no material effect upon capital expenditures, earnings or the competitive position of the Company.

     The Company makes available through its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The Company's website address is http://www.publix.com/stock.
                                 ---------------------------

Item 2.  Properties
-------------------

     At year end, the Company operated approximately 36.8 million square feet of supermarket space. The Company's supermarkets vary in size. Current supermarket prototypes range from 28,000 to 61,000 square feet. Supermarkets are often located in strip shopping centers where the Company is the anchor tenant.

     The Company supplies its supermarkets from eight distribution centers located in Lakeland, Miami, Jacksonville, Sarasota, Orlando, Deerfield Beach and Boynton Beach, Florida, and Lawrenceville, Georgia.

     The majority of the Company's supermarkets are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by leases on other properties. At 70 locations, both the building and land are owned and at 36 other locations, the building is owned while the land is leased.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None

                        EXECUTIVE OFFICERS OF THE COMPANY
                        ---------------------------------

                                                                      Served as
                                                Nature of Family      Officer of
                                                Relationship          Company
Name                     Age  Position          Between Officers      Since
----                     ---  --------          ----------------      -----

Charles H. Jenkins, Jr.  60   Chief Executive   Cousin of              1974
                              Officer           William E. Crenshaw

William E. Crenshaw      53   President         Cousin of              1990
                                                Charles H. Jenkins, Jr.

Hoyt R. Barnett          60   Vice Chairman                            1977

John A. Attaway, Jr.     45   General Counsel                          2000
                              and Secretary

David E. Bornmann        46   Vice President                           1998

David E. Bridges         54   Vice President                           2000

R. Scott Charlton        45   Vice President                           1992

G. Gino DiGrazia         41   Vice President                           2002
                              and Controller

David S. Duncan          50   Vice President                           1999

William V. Fauerbach     57   Vice President                           1997

John R. Frazier          54   Vice President                           1997

Linda S. Hall            44   Vice President                           2002

M. Clayton Hollis, Jr.   47   Vice President                           1994

John T. Hrabusa          48   Vice President                           2004

Mark R. Irby             48   Vice President                           1989

Tina P. Johnson          44   Senior Vice President                    1990

Randall T. Jones, Sr.    41   Vice President                           2003

Linda S. Kane            38   Vice President and                       2000
                              Assistant Secretary

James J. Lobinsky        64   Senior Vice President                    1992

Thomas M. McLaughlin     53   Vice President                           1994

Sharon A. Miller         60   Assistant Secretary                      1992

Robert H. Moore          61   Vice President                           1994

Dale S. Myers            51   Vice President                           2001

David P. Phillips        44   Chief Financial                          1990
                              Officer and Treasurer

James H. Rhodes II       59   Vice President                           1995

                        EXECUTIVE OFFICERS OF THE COMPANY
                        ---------------------------------

                                                                      Served as
                                                Nature of Family      Officer of
                                                Relationship          Company
Name                     Age  Position          Between Officers      Since
----                     ---  --------          ----------------      -----

Daniel M. Risener        63   Senior Vice                              1985
                              President and
                              Chief Information
                              Officer

Richard J. Schuler II    48   Vice President                           2000

Edward T. Shivers        64   Vice President                           1985

Sandra J. Woods          44   Vice President                           2002
                              and Controller

The terms of all officers expire at the annual meeting of the Company in May
2004.

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

William E. Crenshaw       President of the Company.

Hoyt R. Barnett           Vice Chairman, Trustee of the Profit Sharing Plan and
                          Trustee of the Employee Stock Ownership Plan to
                          December 1999, Vice Chairman, Trustee of the Employee
                          Stock Ownership Plan thereafter.

John A. Attaway, Jr.      Corporate Counsel of the Company to May 2000, General
                          Counsel and Secretary thereafter.

David E. Bornmann         Vice President of the Company.

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

William V. Fauerbach      Vice President of the Company.

John R. Frazier           Vice President of the Company.

Linda S. Hall             Director of Internal Audit to November 2002, Vice
                          President thereafter.

M. Clayton Hollis, Jr.    Vice President of the Company.

John T. Hrabusa           Vice President of Office Depot, Inc. to March 2004,
                          Vice President of the Company thereafter.

Mark R. Irby              Vice President of the Company.

Tina P. Johnson           Senior Vice President of the Company and Trustee of
                          the 401(k) Plan - Publix Stock Fund (Publix stock portion).

Randall T. Jones, Sr.     Regional Director of Retail Operations - Jacksonville
                          Division of the Company to November 2003, Vice
                          President thereafter.

Linda S. Kane             Director of Benefits Administration of the Company to
                          June 2000, Director of Benefits Administration and
                          Assistant Secretary to May 2002, Vice President and
                          Assistant Secretary thereafter.

James J. Lobinsky         Senior Vice President of the Company.

Thomas M. McLaughlin      Vice President of the Company.

Name                      Business Experience During Last Five Years
----                      ------------------------------------------------------

Sharon A. Miller          Director of Administration and Assistant Secretary of
                          the Company to May 2003, Executive Director Publix
                          Super Markets Charities, Inc. and Assistant Secretary thereafter.

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

Sandra J. Woods           Director of Corporate Accounting to May 2002, Vice
                          President and Controller thereafter.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
         Matters
         -------

(a)  Market Information
     ------------------

     The Company's common stock is not traded on any public stock exchange. Therefore, substantially all transactions of the Company's common stock have been among the Company, its employees, former employees, their families and the benefit plans established for the Company's employees. The Company's common stock is made available for sale only to the Company's current employees and members of its Board of Directors through the Company's Employee Stock Purchase Plan (the "ESPP") and the Company's Non-Employee Directors Stock Purchase Plan (the "Directors' Plan"). In addition, the common stock is made available under the Company's Employee Stock Ownership Plan (the "ESOP"). The ESOP, the ESPP and the Directors' Plan each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company. The Company serves as the registrar and stock transfer agent for its common stock.

     Because there is no trading of the Company's common stock on a public stock exchange, the market price of the Company's common stock is determined by the Board of Directors based upon quarterly appraisals prepared by an independent appraiser. The market price for 2003 and 2002 was as follows:

                                                        2003          2002
                                                        ----          ----

            January - February                        $37.00        $41.00
            March - April                              38.50         41.00
            May - July                                 37.50         44.00
            August - October                           42.25         40.00
            November - December                        46.50         37.00

(b)  Approximate Number of Equity Security Holders
     ---------------------------------------------

     As of March 3, 2004, the approximate number of holders of the Company's common stock was 94,000.

(c)  Dividends
     ---------

     The Company paid an annual cash dividend of $.40 per share of common stock in 2003 and $.33 per share in 2002. Payment of dividends is within the discretion of the Company's Board of Directors and depends on, among other factors, earnings, capital requirements and the operating and financial condition of the Company. It is believed that comparable cash dividends will be paid in the future.



Item 6.  Five Year Summary of Selected Financial Data
-----------------------------------------------------



                                  2003         2002         2001         2000         1999
                                  ----         ----         ----         ----         ----

Sales:
  Sales                       $16,848,277   15,930,602   15,284,229   14,575,031   13,068,900
  Percent increase                   5.8%         4.2%         4.9%        11.5%         8.3%
  Comparable store sales
    percent increase
    (decrease)                       0.0%        (0.7%)        3.9%         4.1%         5.7%

Earnings:
  Gross profit                $ 4,518,323    4,260,080    3,890,977    3,657,900    3,210,262
  Earnings before income
    tax expense               $ 1,047,089    1,002,830      826,823      823,553      719,569
  Net earnings                $   660,933      632,404      530,421      530,406      462,409
  Net earnings as a
    percent of sales                3.92%        3.97%        3.47%        3.64%        3.54%

Common stock:
  Weighted average
    shares outstanding        184,112,742  194,466,212  202,171,794  210,145,666  216,160,316
  Basic and diluted
    earnings per
    common share,
    based on weighted
    average shares
    outstanding               $      3.59         3.25         2.62         2.52        2.14
  Cash dividends per
    share                     $       .40          .33          .32          .27         .22

Financial data:
  Capital expenditures        $   563,576      635,891      656,422      558,133     512,658
  Working capital             $   209,941      127,870       49,328      193,088     531,847
  Current ratio                      1.15         1.10         1.04         1.16        1.49
  Total assets                $ 5,150,717    4,789,602    4,408,187    4,250,067   4,101,192
  Stockholders' equity        $ 3,169,310    3,008,068    2,762,551    2,662,435   2,676,144

Stores:
  Number of supermarkets              801          741          684          647         614
  Number of convenience
    stores                              4            4            2            -           -


NOTE: Amounts are in thousands, except shares outstanding, per share amounts and number of stores. Fiscal year 2000 includes 53 weeks. All other years include 52 weeks.

Certain prior year amounts have been reclassified to conform to the 2003 presentation.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Overview
--------

     As of December 27, 2003, the Company operated 801 supermarkets representing approximately 36.8 million square feet of retail space. Additionally, during 2003 the Company operated four convenience stores and a fulfillment center to support an online grocery shopping service. The Company closed the fulfillment center and online grocery shopping service in August 2003, as discussed below in Results of Operations. The Company's primary competition throughout its market areas is with several national and regional chains, independent supermarkets, supercenters, membership warehouse clubs, mass merchandisers, dollar stores and drug stores.

     At the end of fiscal year 2003, the Company had 600 supermarkets located in Florida, 148 in Georgia, 34 in South Carolina, 12 in Alabama and seven in Tennessee. The Company opened 53 supermarkets in Florida, 11 supermarkets in Georgia, six supermarkets in South Carolina, five supermarkets in Alabama and three supermarkets in Tennessee during 2003.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents and short-term and long-term investments totaled approximately $674.6 million at December 27, 2003, compared to $591.9 million and $592.6 million at December 28, 2002 and December 29, 2001, respectively. Net cash provided by operating activities was approximately $1,311.8 million for the year ended December 27, 2003, as compared with $1,211 million and $1,060.8 million for the years ended December 28, 2002 and December 29, 2001, respectively. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

     Net cash used in investing activities was approximately $534.6 million for the year ended December 27, 2003, as compared with $625.5 million and $557.1 million for the years ended December 28, 2002 and December 29, 2001, respectively. The primary use of net cash in investing activities was funding capital expenditures. During the year ended December 27, 2003, capital expenditures totaled approximately $563.6 million. These expenditures were primarily incurred in connection with the opening of 60 net new supermarkets (78 new supermarkets opened and 18 supermarkets closed) and remodeling or expanding 80 supermarkets. Net new supermarkets added an additional 3.2 million square feet in the year ended December 27, 2003, a 9.4% increase. Significant expenditures were also incurred in the expansion of warehouses and new or enhanced information technology applications. During the year ended December 28, 2002, capital expenditures totaled approximately $635.9 million. These expenditures were primarily incurred in connection with the opening of 57 net new supermarkets (76 new supermarkets opened and 19 supermarkets closed) and remodeling or expanding 91 supermarkets. Net new supermarkets added an additional 2.7 million square feet in the year ended December 28, 2002, an 8.8% increase. Significant expenditures were also incurred in the expansion of warehouses, office construction and new or enhanced information technology applications. Additionally, during 2002 the Company opened two convenience stores. During the year ended December 29, 2001, capital expenditures totaled approximately $656.4 million. These expenditures were primarily incurred in connection with the opening of 37 net new supermarkets (52 new supermarkets opened and 15 supermarkets closed) and remodeling or expanding 79 supermarkets. Net new supermarkets added an additional 1.7 million square feet in the year ended December 29, 2001, a 5.8% increase. Significant expenditures were also incurred in the expansion of warehouses in Lakeland, Florida and the development of an online grocery shopping service, PublixDirect. Additionally, during 2001 the Company opened two convenience stores.

     In 2004, the Company plans to open approximately 57 supermarkets. Although real estate development is unpredictable, the Company's 2004 new store growth represents a reasonable estimate of anticipated future growth. Capital expenditures for 2004, consisting of new supermarkets, remodeling and expanding certain existing supermarkets, expansion of warehouses and new or enhanced information technology applications, are expected to be approximately $500 million. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

     Net cash used in financing activities was approximately $707.6 million for the year ended December 27, 2003, as compared with $589.3 million and $645.9 million for the years ended December 28, 2002 and December 29, 2001, respectively. The primary use of net cash in financing activities was funding net common stock repurchases. The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan. Net common stock repurchases totaled approximately $632 million for the year ended December 27, 2003, as compared with $523.7 million and $579.6 million for the years ended December 28, 2002 and December 29, 2001, respectively. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

     The Company paid an annual cash dividend on its common stock of $75.5 million or $.40 per share, $65.4 million or $.33 per share and $66.3 million or $.32 per share in 2003, 2002 and 2001, respectively.

     In December 2003, the Company renewed an agreement for a committed line of credit totaling $100 million. This 364-day line of credit facility is available to fund liquidity requirements if necessary. The interest rate is based on LIBOR or prime. There were no amounts outstanding on this line of credit as of December 27, 2003.

     The cash requirements for 2004 current operations, capital expenditures and common stock repurchases are expected to be financed by internally generated funds, liquid assets, or the committed line of credit described above. Based on the Company's financial position, it is expected that short-term and long-term borrowings would be readily available to support the Company's liquidity requirements if needed.



Contractual Obligations
-----------------------

Following is a summary of contractual obligations as of December 27, 2003:

                                             Payments Due by Period

                                                         2005-      2007-      There-
                                   Total      2004       2006       2008       after
                                   -----      ----       ----       ----       -----

                                             (Amounts are in thousands)

Contractual Obligations:

  Operating leases (1)         $3,963,913   305,064    593,098     556,867   2,508,884
  Purchase obligations (2)(3)     414,170   357,231     48,534       8,405         ---
  Other long-term
    liabilities reflected
    on the Company's Balance
    Sheet under GAAP (4)          163,943       ---    163,943         ---         ---
                               ----------   -------    -------     -------   ---------

      Total                    $4,542,026   662,295    805,575     565,272   2,508,884
                               ==========   =======    =======     =======   =========


(1)  For a more detailed description of the operating lease obligations refer to
     Note 9(a) Commitments and Contingencies - Operating Leases, in the Notes to Consolidated Financial Statements.

(2) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable within 30 days without penalty.

(3) As of December 27, 2003, the Company had $5 million outstanding in trade letters of credit and $1.8 million outstanding in standby letters of credit to support certain of these purchase obligations.

(4) Includes standby letters of credit of $163.9 million for the benefit of the Company's insurance carriers for the self-insured portion of workers' compensation and fleet liability. The estimated amounts of these liabilities are included in the Company's consolidated balance sheets.


Off-Balance Sheet Arrangements
------------------------------

     The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company's financial condition, results of operations or cash flows.

Results of Operations
---------------------

     The Company's fiscal year ends on the last Saturday in December. Fiscal years 2003, 2002 and 2001 included 52 weeks.

     Sales for 2003 were $16.8 billion as compared with $15.9 billion in 2002, an increase of $917.7 million or a 5.8% increase. All of this increase was from net new supermarkets since the beginning of 2002 as comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets) were unchanged. Sales for 2002 were $15.9 billion as compared with $15.3 billion in 2001, an increase of $646.4 million or a 4.2% increase. This reflects an increase of $753.4 million or 4.9% from net new supermarkets and a decrease of $107 million or 0.7% in comparable store sales since the beginning of 2001. During the first quarter of 2002, the Company modified its calculation of comparable store sales to include replacement supermarkets. The comparable store sales calculation was modified to improve the comparability of this key performance measure to others in the food retailing industry. If the current comparable store sales calculation had been used for the year ended December 29, 2001, the comparable store sales increase would have been 3.9%, as compared to the previously reported comparable store sales increase of 3.2%. Sales for 2001 were $15.3 billion as compared with $14.6 billion in 2000, a 4.9% increase. After excluding sales of $288.8 million for the extra week included in fiscal 2000, this reflects an increase of $448 million or 3.1% from net new supermarkets and an increase of $550 million or 3.9% in comparable store sales since the beginning of 2000.

     Gross profit, as a percentage of sales, was approximately 26.8% in 2003 as compared with 26.7% and 25.5% in 2002 and 2001, respectively. In 2003, gross profit remained relatively unchanged compared to 2002. During 2003, the Company modified its calculation of cost of merchandise sold. The cost of merchandise sold calculation was modified to improve the comparability of its gross profit to others in the food retailing industry. In 2002 and 2001, gross profit increased as a percentage of sales primarily due to increased margins from retail pricing strategies as well as continuing improvements in buying practices including centralized product procurement, promotional efficiencies including category management and more efficient distribution channels.

     Operating and administrative expenses, as a percentage of sales, were approximately 21.5%, 21.3% and 21% in 2003, 2002 and 2001, respectively. Decreases in payroll and employee benefit costs were offset by increases in certain facilities costs and other expenses. The operating and administrative expenses, as a percentage of sales, for prior years were adjusted due to the modification of the gross profit calculation described above.

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

     As a result of the decision to close PublixDirect the Company recorded an expense of $30 million. The expense recorded represents approximately $17 million in asset impairments, $10 million in operating lease obligations and $3 million in remaining payroll obligations and other costs. The expense has been recorded in the Company's consolidated statements of earnings and is included in operating and administrative expenses. The impact of the expense recorded on net earnings was approximately $18 million or $.10 per share for the fiscal year ended December 27, 2003.

     The remaining accrued liabilities for PublixDirect totaling approximately $15.6 million are reflected in the Company's consolidated balance sheet as of December 27, 2003, and are included in other current and noncurrent liabilities.

     In recent years, the impact of inflation on the Company's food costs has been lower than the overall increase in the Consumer Price Index.

     Net earnings were $660.9 million or $3.59 per share, $632.4 million or $3.25 per share and $530.4 million or $2.62 per share for 2003, 2002 and 2001, respectively.

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

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," (FIN 45) effective for guarantees issued or modified after December 31, 2002. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The Company does not have any guarantees as defined in FIN 45; therefore, the adoption of FIN 45 had no effect on the Company's financial condition, results of operations or cash flows.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation," (SFAS 148) effective for fiscal years ending after December 15, 2002. SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not have any stock-based employee compensation; therefore, the adoption of SFAS 148 had no effect on the Company's financial condition, results of operations or cash flows.

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an
interpretation of ARB No. 51" (FIN 46). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities ("VIE's"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. In December 2003, the FASB issued FIN 46(R), "Consolidation of Variable Interest Entities," which represents a revision to FIN 46. FIN 46(R) provided clarifications to FIN 46 and excluded certain entities from its scope. The requirements of FIN 46(R) for entities commonly referred to as special-purpose entities (SPE) are effective for periods ending after December 15, 2003. The requirements for all other types of entities are effective for periods ending after March 15, 2004. The Company does not have any entities classified as SPEs. The Company is currently evaluating the effect of adopting FIN 46(R) for its other entities.

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," (SFAS 150) effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 provides guidance on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. The Company does not have any financial instruments as defined in SFAS 150; therefore, the adoption of SFAS 150 had no effect on the Company's financial condition, results of operations or cash flows.

     In November 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," (EITF 03-1) effective for fiscal years ending after December 15, 2003. EITF 03-1 includes new disclosure requirements for temporarily impaired investments. The requirements apply to investments in debt and marketable equity securities that are accounted for under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company adopted the new disclosure requirements of EITF No. 03-1 for the fiscal year ended December 27, 2003. The adoption of EITF No. 03-1 had no effect on the Company's financial condition, results of operations or cash flows.

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

      Inventories
      -----------
      Inventories are valued at the lower of cost or market. The cost for approximately 87% of inventories was determined using the dollar value last-in, first-out method as of December 27, 2003 and December 28, 2002. The cost of all remaining inventories was determined using the first-in, first-out ("FIFO") method. The FIFO cost of inventory approximates replacement or current cost.

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

      Revenue Recognition
      -------------------
      Revenue is recognized at the point of sale for retail sales. Vendor coupons that are reimbursed are accounted for as sales. Coupons and other sales incentives offered by the Company that are not reimbursed are recorded as a reduction of sales.

      Cost of Merchandise Sold
      ------------------------
      Cost of merchandise sold includes costs of inventory, costs related to in-store production and related purchase and distribution costs. Cost of merchandise sold also includes inbound freight charges, purchasing and receiving costs, warehousing costs and other costs of the Company's distribution network.

      Vendor allowances and credits, including cooperative advertising fees, received from a vendor in connection with the purchase or promotion of the vendor's products, are recognized as a reduction of cost of merchandise sold as earned. These allowances and credits are recognized as earned in accordance with the underlying agreement with the vendor and completion of the earning process. Short-term vendor agreements with advance payment provisions are recorded as a current liability and are recognized over the appropriate period as earned according to the underlying agreement. Long-term vendor agreements with advance payment provisions are recorded as a noncurrent liability and are recognized over the appropriate period as earned according to the underlying agreement.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

     None

Item 9A. Controls and Procedures
--------------------------------

     As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended December 27, 2003 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     Certain information concerning the directors and executive officers of the Company is incorporated by reference to pages 2 through 8 of the Proxy Statement of the Company (2004 Proxy Statement) which the Company intends to file no later than 120 days after its fiscal year end. Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of the Company."

     The Company has adopted a Code of Ethical Conduct for Financial Managers that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller and all persons performing similar functions. A copy of the Code of Ethical Conduct for Financial Managers was filed as Exhibit 14 to the Annual Report of the Company on Form 10-K for the year ended December 28, 2002.

Item 11. Executive Compensation
-------------------------------

     Information regarding executive compensation is incorporated by reference to pages 8 through 10 of the 2004 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     Information regarding security ownership is incorporated by reference to pages 6 through 8 of the 2004 Proxy Statement.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     Information regarding certain relationships and related transactions is incorporated by reference to pages 3, 7 and 8 of the 2004 Proxy Statement.

Item 14. Principal Accounting Fees and Services
-----------------------------------------------

     Information   regarding   principal   accounting   fees  and   services  is
incorporated by reference to pages 10 and 11 of the 2004 Proxy Statement.

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

      10. Indemnification Agreement, in the form attached as an exhibit to the quarterly report of the Company on Form 10-Q for the quarter ended March 31, 2001, between the Company and all of its directors and officers as reported in the quarterly and annual reports of the Company on Form 10-Q and Form 10-K for the periods ended March 31, 2001, June 30, 2001, September 29, 2001, June 29, 2002, December 28, 2002 and September 27, 2003. Such subsequent indemnified officer is listed as follows:

                    John T. Hrabusa

      10.1 Non-Employee Directors Stock Purchase Plan Summary Plan Description, as registered in the Form S-8 filed with the
               Securities and Exchange Commission on June 21, 2001, is incorporated by reference to the exhibits to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 2001.

      14. Code of Ethical Conduct for Financial Managers is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 28, 2002.

      15.      Subsidiaries of the Registrant.

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

                                                  PUBLIX SUPER MARKETS, INC.

March 3, 2004                                By:  /s/ John A. Attaway, Jr.
                                                  --------------------------
                                                  John A. Attaway, Jr.
                                                  Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carol Jenkins Barnett     Director                             March 3, 2004
---------------------------
Carol Jenkins Barnett


/s/ Hoyt R. Barnett           Vice Chairman and Director           March 3, 2004
---------------------------
Hoyt R. Barnett


/s/ Joan G. Buccino           Director                             March 3, 2004
---------------------------
Joan G. Buccino


/s/ William E. Crenshaw       President and Director               March 3, 2004
---------------------------
William E. Crenshaw


/s/ Mark C. Hollis            Director                             March 3, 2004
---------------------------
Mark C. Hollis


/s/ Sherrill W. Hudson        Director                             March 3, 2004
---------------------------
Sherrill W. Hudson
                              Chief Executive Officer and
                              Director
/s/ Charles H. Jenkins, Jr.   (Principal Executive Officer)        March 3, 2004
---------------------------
Charles H. Jenkins, Jr.

                              Chairman of the Board and
/s/ Howard M. Jenkins         Director                             March 3, 2004
---------------------------
Howard M. Jenkins

                              Senior Vice President
/s/ Tina P. Johnson           and Director                         March 3, 2004
---------------------------
Tina P. Johnson


/s/ E. Vane McClurg           Director                             March 3, 2004
---------------------------
E. Vane McClurg


/s/ Kelly E. Norton           Director                             March 3, 2004
---------------------------
Kelly E. Norton
                              Chief Financial Officer
                              and Treasurer
                              (Principal Financial and
/s/ David P. Phillips         Accounting Officer)                  March 3, 2004
---------------------------
David P. Phillips

                           PUBLIX SUPER MARKETS, INC.

            Index to Consolidated Financial Statements and Schedule



Independent Auditors' Report

Consolidated Financial Statements:

  Consolidated Balance Sheets - December 27, 2003 and December 28, 2002

  Consolidated Statements of Earnings - Years ended December 27, 2003,
    December 28, 2002 and December 29, 2001

  Consolidated Statements of Comprehensive Earnings - Years ended December 27,
    2003, December 28, 2002 and December 29, 2001

  Consolidated Statements of Stockholders' Equity - Years ended December 27,
    2003, December 28, 2002 and December 29, 2001

  Consolidated Statements of Cash Flows - Years ended December 27, 2003,
    December 28, 2002 and December 29, 2001

  Notes to Consolidated Financial Statements


The following consolidated financial statement schedule of the Company for the years ended December 27, 2003, December 28, 2002 and December 29, 2001 is submitted herewith:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. and subsidiaries as of December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                             KPMG LLP



Tampa, Florida
February 24, 2004



                           PUBLIX SUPER MARKETS, INC.

                           Consolidated Balance Sheets

                              December 27, 2003 and
                                December 28, 2002


                         Assets                           2003           2002
                         ------                           ----           ----

                                                      (Amounts are in thousands)


   Current assets:
     Cash and cash equivalents                        $  277,072        207,523
     Short-term investments                               16,661          6,713
     Trade receivables                                   241,101        188,077
     Merchandise inventories                             981,456        922,243
     Deferred tax assets                                  55,479         57,383
     Prepaid expenses                                      9,778          4,263
                                                      ----------      ---------

          Total current assets                         1,581,547      1,386,202
                                                      ----------      ---------



   Long-term investments                                 380,852        377,616
   Other noncurrent assets                                 1,119            950

   Property, plant and equipment:
     Land                                                174,283        162,552
     Buildings and improvements                        1,108,605      1,034,854
     Furniture, fixtures and equipment                 2,936,339      2,620,704
     Leasehold improvements                              833,569        745,468
     Construction in progress                             88,015        134,072
                                                      ----------      ---------

                                                       5,140,811      4,697,650

     Less accumulated depreciation                     1,953,612      1,672,816
                                                      ----------      ---------

          Net property, plant and equipment            3,187,199      3,024,834
                                                      ----------      ---------

                                                      $5,150,717      4,789,602
                                                      ==========      =========


   See accompanying notes to consolidated financial statements.      (Continued)




                           PUBLIX SUPER MARKETS, INC.

                           Consolidated Balance Sheets

                              December 27, 2003 and
                                December 28, 2002


            Liabilities and Stockholders' Equity          2003           2002
            ------------------------------------          ----           ----

                                                      (Amounts are in thousands,
                                                        except share amounts)

   Current liabilities:
     Accounts payable                                 $  768,197        686,634
     Accrued expenses:
       Salaries and wages                                 63,756         63,906
       Contribution to retirement plans                  244,848        248,605
       Self-insurance reserves                           123,462        102,722
       Other                                             158,835        140,334
                                                      ----------      ---------

          Total accrued expenses                         590,901        555,567
                                                      ----------      ---------

     Federal and state income taxes                       12,508         16,131
                                                      ----------      ---------

          Total current liabilities                    1,371,606      1,258,332


   Deferred tax liabilities, net                         284,458        238,573
   Self-insurance reserves                               202,737        176,895
   Accrued postretirement benefit cost                    67,960         69,062
   Other noncurrent liabilities                           54,646         38,672
                                                      ----------      ---------


          Total liabilities                            1,981,407      1,781,534
                                                      ----------      ---------


   Stockholders' equity:
     Common stock of $1 par value.  Authorized
       300,000,000 shares; issued and outstanding
       178,369,413 shares in 2003 and 189,167,769
       shares in 2002                                    178,369        189,168
     Additional paid-in capital                          494,154        421,019
     Retained earnings                                 2,492,759      2,397,634
                                                      ----------      ---------

                                                       3,165,282      3,007,821

     Accumulated other comprehensive earnings              4,028            247
                                                      ----------      ---------

          Total stockholders' equity                   3,169,310      3,008,068

   Commitments and contingencies                             ---            ---
                                                      ----------      ---------

                                                      $5,150,717      4,789,602
                                                      ==========      =========


   See accompanying notes to consolidated financial statements.


                            PUBLIX SUPER MARKETS, INC.

                       Consolidated Statements of Earnings

                Years ended December 27, 2003, December 28, 2002
                              and December 29, 2001

                                              2003          2002           2001
                                              ----          ----           ----
                                        (Amounts are in thousands, except shares
                                           outstanding and per share amounts)
Revenues:
  Sales                                   $ 16,848,277    15,930,602     15,284,229
  Other operating income                        98,041        96,062         85,790
                                          ------------   -----------    -----------

      Total revenues                        16,946,318    16,026,664     15,370,019
                                          ------------   -----------    -----------
Costs and expenses:
  Cost of merchandise sold                  12,329,954    11,670,522     11,393,252
  Operating and administrative
    expenses                                 3,618,386     3,386,551      3,208,687
                                          ------------   -----------    -----------

      Total costs and expenses              15,948,340    15,057,073     14,601,939
                                          ------------   -----------    -----------

      Operating profit                         997,978       969,591        768,080
                                          ------------   -----------    -----------

Investment income, net                          21,926        16,477         38,353
Other income, net                               27,185        16,762         20,390
                                          ------------   -----------    -----------

Earnings before income tax expense           1,047,089     1,002,830        826,823

Income tax expense                             386,156       370,426        296,402
                                          ------------   -----------    -----------

Net earnings                              $    660,933       632,404        530,421
                                          ============   ===========    ===========
Weighted average number of common
  shares outstanding                       184,112,742   194,466,212    202,171,794
                                          ============   ===========    ===========
Basic and diluted earnings per common
  share based on weighted average
  shares outstanding                      $       3.59          3.25           2.62
                                          ============   ===========    ===========

                            PUBLIX SUPER MARKETS, INC.

                Consolidated Statements of Comprehensive Earnings

                 Years ended December 27, 2003, December 28, 2002
                               and December 29, 2001

                                               2003          2002           2001
                                               ----          ----           ----
                                                     (Amounts are in thousands)
Net earnings                                 $660,933       632,404        530,421

Other comprehensive earnings
Unrealized gain (loss) on investment
  securities available-for-sale,
  net of tax effect of $3,174,
  ($456) and $1,704 in 2003,
  2002 and 2001, respectively                   5,055          (726)         2,713

Reclassification adjustment for net
  realized (gain) loss on investment
  securities available-for-sale, net
  of tax effect of ($800), $3,854 and
  $170 in 2003, 2002 and 2001, respectively    (1,274)        6,136            270
                                             --------       -------        -------

Comprehensive earnings                       $664,714       637,814        533,404
                                             ========       =======        =======

See accompanying notes to consolidated financial statements.



                                                   PUBLIX SUPER MARKETS, INC.

                                         Consolidated Statements of Stockholders' Equity

                                         Years ended December 27, 2003, December 28, 2002
                                                      and December 29, 2001

                                                                                          Common
                                                                                          Stock
                                                                                        (Acquired    Accumulated       Total
                                                               Additional               From)Sold      Other          Stock-
                                                  Common        Paid-in     Retained    to Stock-   Comprehensive    holders'
                                                   Stock        Capital     Earnings     holders      Earnings        Equity
                                                   -----        -------     --------     -------      --------        ------

                                                       (Amounts are in thousands, except per share and share amounts)


Balances at December 30, 2000                    $204,973       212,947     2,252,661         ---     (8,146)      2,662,435

Comprehensive earnings for the year                   ---           ---       530,421         ---      2,983         533,404
Cash dividends, $.32 per share                        ---           ---       (66,284)        ---        ---         (66,284)
Contribution of 4,404,719 shares to
  retirement plans                                    ---         1,738           ---     210,855        ---         212,593
Acquired 14,249,727 shares from stockholders          ---           357           ---    (670,665)       ---        (670,308)
Sale of 1,983,741 shares to stockholders            2,744       128,792           ---     (40,825)       ---          90,711
Retirement of 10,605,219 shares                   (10,605)          ---      (490,030)    500,635        ---             ---
                                                 --------       -------     ---------    --------     ------       ---------

Balances at December 29, 2001                     197,112       343,834     2,226,768         ---     (5,163)      2,762,551

Comprehensive earnings for the year                   ---           ---       632,404         ---      5,410         637,814
Cash dividends, $.33 per share                        ---           ---       (65,439)        ---        ---         (65,439)
Contribution of 4,801,677 shares to
  retirement plans                                  1,809        72,350           ---     122,710        ---         196,869
Acquired 14,558,822 shares from stockholders          ---          (703)          ---    (597,776)       ---        (598,479)
Sale of 1,813,378 shares to stockholders              137         5,538           ---      69,077        ---          74,752
Retirement of 9,890,943 shares                     (9,890)          ---      (396,099)    405,989        ---             ---
                                                 --------       -------     ---------    --------     ------       ---------

Balances at December 28, 2002                     189,168       421,019     2,397,634         ---        247       3,008,068

Comprehensive earnings for the year                   ---           ---       660,933         ---      3,781         664,714
Cash dividends, $.40 per share                        ---           ---       (75,455)        ---        ---         (75,455)
Contribution of 5,298,904 shares to
  retirement plans                                  1,705        69,313           ---     132,990        ---         204,008
Acquired 17,631,828 shares from stockholders          ---           ---           ---    (694,669)       ---        (694,669)
Sale of 1,534,568 shares to stockholders              102         3,822           ---      58,720        ---          62,644
Retirement of 12,605,111 shares                   (12,606)          ---      (490,353)    502,959        ---             ---
                                                 --------       -------     ---------    --------     ------       ---------

Balances at December 27, 2003                    $178,369       494,154     2,492,759         ---      4,028       3,169,310
                                                 ========       =======     =========    ========     ======       =========


See accompanying notes to consolidated financial statements.




                           PUBLIX SUPER MARKETS, INC.

                     Consolidated Statements of Cash Flows

                Years ended December 27, 2003, December 28, 2002
                              and December 29, 2001


                                                  2003            2002            2001
                                                  ----            ----            ----

                                                       (Amounts are in thousands)
Cash flows from operating activities:
  Cash received from customers               $ 16,921,033      16,031,205      15,394,511
  Cash paid to employees and suppliers        (15,061,486)    (14,325,863)    (13,887,440)
  Dividends and interest received                  21,383          27,363          42,228
  Income taxes paid                              (344,364)       (307,799)       (293,877)
  Payment for self-insured claims                (216,169)       (204,190)       (182,180)
  Other operating cash receipts                       971             919             873
  Other operating cash payments                    (9,613)        (10,649)        (13,364)
                                             ------------     -----------     -----------

      Net cash provided by operating
          activities                            1,311,755       1,210,986       1,060,751
                                             ------------     -----------     -----------

Cash flows from investing activities:
  Payment for property, plant and
    equipment                                    (563,576)       (635,891)       (656,422)
  Proceeds from sale of property, plant
    and equipment                                  35,679          15,512           2,550
  Payment for investment securities -
    available-for-sale (AFS)                     (340,499)       (265,381)       (173,061)
  Proceeds from sale and maturity of
    investment securities - AFS                   327,485         259,622         285,072
  Net proceeds from (investment in)
    joint ventures and other investments            6,528             644         (15,289)
  Other, net                                         (212)             32              48
                                             ------------     -----------     -----------

      Net cash used in investing activities      (534,595)       (625,462)       (557,102)
                                             ------------     -----------     -----------

Cash flows from financing activities:
  Proceeds from sale of common stock               62,644          74,752          90,711
  Payment for acquisition of common stock        (694,669)       (598,479)       (670,308)
  Dividends paid                                  (75,455)        (65,439)        (66,284)
  Other, net                                         (131)           (131)            ---
                                             ------------     -----------     -----------

      Net cash used in financing activities      (707,611)       (589,297)       (645,881)
                                             ------------     -----------     -----------

Net increase (decrease) in cash and
  cash equivalents                                 69,549          (3,773)       (142,232)

Cash and cash equivalents at beginning
  of year                                         207,523         211,296         353,528
                                             ------------     -----------     -----------

Cash and cash equivalents at end of year     $    277,072         207,523         211,296
                                             ============     ===========     ===========



See accompanying notes to consolidated financial statements.         (Continued)




                           PUBLIX SUPER MARKETS, INC.

                      Consolidated Statements of Cash Flows
                                   (Continued)




                                                       2003       2002       2001
                                                       ----       ----       ----

                                                      (Amounts are in thousands)

Reconciliation of net earnings to net cash provided by operating activities

Net earnings                                       $  660,933    632,404    530,421

Adjustments to reconcile net earnings to net
cash provided by operating activities:
    Depreciation and amortization                     343,997    309,793    259,682
    Retirement contributions paid or payable
      in common stock                                 199,620    213,722    196,582
    Deferred income taxes                              45,415     59,526     19,163
    Loss on sale of property, plant and
      equipment                                        21,578     28,977     20,966
    (Gain) loss on sale of investments                 (2,074)     9,990        439
    Self-insurance reserves in excess of
      current payments                                 46,582     39,095     47,004
    Postretirement accruals (less than)
      in excess of current payments                    (1,102)    (1,089)     7,165
    Decrease in advance purchase allowances            (2,466)    (6,721)    (4,333)
    Other, net                                          1,531      3,120      3,077
    Change in cash from:
      Trade receivables                               (53,024)   (16,199)     1,873
      Merchandise inventories                         (59,213)   (82,128)   (25,130)
      Prepaid expenses                                 (5,515)    (1,262)      (727)
      Accounts payable and accrued expenses           119,116     18,657     21,207
      Federal and state income taxes                   (3,623)     3,101    (16,638)
                                                   ----------   --------  ---------


          Total adjustments                           650,822    578,582    530,330
                                                   ----------   --------  ---------


Net cash provided by operating activities          $1,311,755  1,210,986  1,060,751
                                                   ==========  =========  =========


See accompanying notes to consolidated financial statements.


                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

                      December 27, 2003, December 28, 2002
                              and December 29, 2001

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

      (c)  Fiscal Year
           -----------
           The fiscal year ends on the last Saturday in December. Fiscal years 2003, 2002 and 2001 include 52 weeks.

      (d)  Cash Equivalents
           ----------------
           The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

      (e)  Trade Receivables
           -----------------
           Trade  receivables   primarily   includes  amounts  due  from  vendor
           allowances, debit and credit card sales and third party insurance pharmacy billings.

      (f)  Inventories
           -----------
           Inventories are valued at the lower of cost or market. The cost for approximately 87% of inventories was determined using the dollar value last-in, first-out method as of December 27, 2003 and December 28, 2002. The cost of all remaining inventories was determined using the first-in, first-out ("FIFO") method. The FIFO cost of inventory approximates replacement or current cost.

      (g)  Investments
           -----------
           The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income, net. The Company had no held-to-maturity securities as of December 27, 2003 and December 28, 2002.




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

      (i)  Capitalized Computer Software Costs
           -----------------------------------
           The Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These costs are capitalized and amortized over a three year life. The amounts capitalized were approximately $22,351,000, $26,282,000 and $24,611,000 for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively.




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

      (m)  Revenue Recognition
           -------------------
           Revenue is recognized at the point of sale for retail sales. Vendor coupons that are reimbursed are accounted for as sales. Coupons and other sales incentives offered by the Company that are not reimbursed are recorded as a reduction of sales.

      (n)  Other Operating Income
           ----------------------
           Other operating income includes income generated from other activities conducted in the Company's stores, primarily check cashing, automated teller transactions, money transfer and money order sales, lottery sales, vending machine sales and in-store subleases.

      (o)  Cost of Merchandise Sold
           ------------------------
           Cost of merchandise sold includes costs of inventory, costs related to in-store production and related purchase and distribution costs. Cost of merchandise sold also includes inbound freight charges, purchasing and receiving costs, warehousing costs and other costs of the Company's distribution network.

           Vendor allowances and credits, including cooperative advertising fees, received from a vendor in connection with the purchase or promotion of the vendor's products, are recognized as a reduction of cost of merchandise sold as earned. These allowances and credits are recognized as earned in accordance with the underlying agreement with the vendor and completion of the earning process. Short-term vendor agreements with advance payment provisions are recorded as a current liability and are recognized over the appropriate period as earned according to the underlying agreement. Long-term vendor agreements with advance payment provisions are recorded as a noncurrent liability and are recognized over the appropriate period as earned according to the underlying agreement.


                                          3                          (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

           During 2003, the Company modified its calculation of cost of merchandise sold. The cost of merchandise sold calculation was modified to improve the comparability of its gross profit to others in the food retailing industry.

      (p)  Advertising Costs
           -----------------
           Advertising costs are expensed as incurred and were approximately $125,209,000, $116,210,000 and $111,555,000 for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively.

      (q)  Other Income, net
           -----------------
           Other  income,  net  includes  rent  received  from  shopping  center
           operations,   net  of  related   expenses  and  other   miscellaneous
           nonoperating income.

      (r)  Income Taxes
           ------------
           Deferred tax assets and liabilities are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse.

      (s)  Earnings Per Share
           ------------------
           Basic and diluted earnings per common share are calculated by dividing net earnings by the weighted average number of common shares outstanding. Basic and diluted earnings per common share are the same because the Company does not have options or other stock compensation programs that would impact the calculation of diluted earnings per share.

      (t)  Use of Estimates
           ----------------
           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (u)  Reclassifications
           -----------------
           Certain 2002 and 2001 amounts have been reclassified to conform with the 2003 presentation.

(2)   Merchandise Inventories
      -----------------------

      If the first-in, first-out method of valuing inventories had been used by the Company to value all inventories, inventories and current assets would have been higher than reported by approximately $127,989,000, $117,581,000 and $119,809,000 as of December 27, 2003, December 28, 2002 and December 29, 2001, respectively.

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


                                          4                          (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

      The carrying amount of the Company's other financial instruments as of December 27, 2003 and December 28, 2002 approximated their respective fair values.

      All other investments are accounted for using the equity method. The carrying amount of other investments approximates fair value.

 (4)  Investments
      -----------

      Following is a summary of investments as of December 27, 2003 and December 28, 2002:
                                                Gross      Gross
                               Amortized     Unrealized  Unrealized      Fair
                                  Cost          Gains      Losses        Value
                                  ----          -----      ------        -----

      2003                                  (Amounts are in thousands)
      ----
      Available-for-sale:
        Tax exempt bonds        $144,352        2,082       2,055       144,379
        Taxable bonds            131,584          457       2,049       129,992
        Equity securities         85,122        8,630         508        93,244
                                --------       ------       -----       -------

                                 361,058       11,169       4,612       367,615
      Other investments           29,898          ---         ---        29,898
                                --------       ------       -----       -------

                                $390,956       11,169       4,612       397,513
                                ========       ======       =====       =======

      2002
      ----
      Available-for-sale:
        Tax exempt bonds        $152,207        2,068       2,322       151,953
        Taxable bonds            123,185        1,988         570       124,603
        Equity securities         72,110        2,290       3,052        71,348
                                --------       ------       -----       -------

                                 347,502        6,346       5,944       347,904
      Other investments           36,425          ---         ---        36,425
                                --------       ------       -----       -------

                                $383,927        6,346       5,944       384,329
                                ========       ======       =====       =======

      The realized gains on sales of available-for-sale securities totaled approximately $4,544,000, $5,957,000 and $6,218,000 for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively, and the realized losses totaled approximately $2,470,000, $15,947,000 and $6,657,000, respectively.

      The  net  realized  gains  on  other  investments  totaled   approximately
      $259,000, $1,903,000 and $602,000 for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively.





                                          5                          (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

      The amortized cost and estimated fair value of debt and marketable equity securities classified as available-for-sale and other investments as of December 27, 2003 and December 28, 2002, by expected maturity, are as follows:

                                             2003                   2002
                                     --------------------   --------------------

                                     Amortized      Fair    Amortized      Fair
                                        Cost        Value      Cost        Value
                                        ----        -----      ----        -----

                                                (Amounts are in thousands)

      Due in one year or less         $ 16,681     16,661       6,740      6,713
      Due after one year through
        five years                      55,964     56,897      24,749     24,734
      Due after five years through
        ten years                       47,818     47,325      33,975     33,951
      Due after ten years              155,473    153,488     209,928    211,158
                                      --------    -------     -------    -------

                                       275,936    274,371     275,392    276,556
      Equity securities                 85,122     93,244      72,110     71,348
      Other investments                 29,898     29,898      36,425     36,425
                                      --------    -------     -------    -------

                                      $390,956    397,513     383,927    384,329
                                      ========    =======     =======    =======

      Following is a summary of temporarily impaired investments as of December 27, 2003:
                               Less Than           12 Months
                               12 Months           or Longer          Total
                               ---------           ---------          -----

                                  Unreal-             Unreal-            Unreal-
                         Fair      ized      Fair      ized     Fair      ized
                         Value    Losses     Value    Losses    Value    Losses
                         -----    ------     -----    ------    -----    ------

                                            (Amounts are in thousands)

      2003
      ----
      Tax exempt bonds   $ 45,566   1,211     4,525     844     50,091    2,055
      Taxable bonds        91,029   1,819       260     230     91,289    2,049
      Equity securities     1,504      24     9,810     484     11,314      508
                         --------   -----    ------   -----    -------    -----

      Total temporarily
      impaired
      securities         $138,099   3,054    14,595   1,558    152,694    4,612
                         ========   =====    ======   =====    =======    =====

      The Company believes the unrealized losses presented above are temporary. To make this determination, management reviews the credit worthiness of the issuers as well as underlying factors mitigating risk of loss of principal or default of interest payments. There are 39 investment issues contributing to the total unrealized loss of $4.6 million. Of this amount, $4.1 million or 89% of the unrealized loss is driven by changes in interest rates impacting the market value of the tax exempt and taxable bonds owned by the Company. The Company continues to receive scheduled principal and interest payments on these investments.


                                          6                          (Continued)

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

      The Company funds the life insurance benefits on a pay-as-you-go basis. The Company made benefit payments to beneficiaries of retirees of approximately $2,255,000, $1,879,000 and $1,976,000 during the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively.

      The following tables provide a reconciliation of the changes in the benefit obligations and fair value of plan assets measured as of October 1, and a statement of the funded status as of December 27, 2003 and December 28, 2002:

                                                        2003        2002
                                                        ----        ----

                                                  (Amounts are in thousands)
      Change in benefit obligation:
        Benefit obligation as of beginning of year   $ 62,297      55,733
        Service cost                                      775         830
        Interest cost                                   4,191       4,035
        Actuarial loss                                  7,694       3,578
        Benefit payments                               (2,255)     (1,879)
                                                     --------     -------

        Benefit obligation as of end of year         $ 72,702      62,297
                                                     ========     =======

      Change in fair value of plan assets:
        Fair value of plan assets as of beginning
          of year                                    $    ---         ---
        Employer contributions                          2,255       1,879
        Benefit payments                               (2,255)     (1,879)
                                                     --------     -------

        Fair value of plan assets as of end of year  $    ---         ---
                                                     ========     =======

      Funded status                                  $(72,702)    (62,297)
      Unrecognized actuarial loss                      15,338       7,906
      Unrecognized prior service cost                 (10,596)    (14,671)
                                                     --------     -------

      Accrued postretirement benefit cost            $(67,960)    (69,062)
                                                     ========     =======



                                          7                          (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

      Following are the actuarial assumptions that were used in the calculation of the year end benefit obligation:

                                                 2003       2002        2001
                                                 ----       ----        ----

      Discount rate                              6.00%      6.75%       7.25%
      Rate of compensation increase              4.00%      4.00%       4.00%

      Net periodic postretirement benefit cost consists of the following components:

                                                 2003       2002        2001
                                                 ----       ----        ----

                                                  (Amounts are in thousands)

      Service cost                              $  775        830       3,560
      Interest cost                              4,191      4,035       5,581
      Amortization of prior service cost        (4,075)    (4,075)        ---
      Recognized actuarial loss                    262        ---         ---
                                                ------     ------       -----

      Net periodic postretirement benefit cost  $1,153        790       9,141
                                                ======     ======       =====

      Actuarial losses are amortized over the average remaining service life of active participants when the accumulation of such losses exceeds 10% of the greater of the projected benefit obligation or the fair value of plan assets.

      Following are the actuarial assumptions that were used in the calculation of the net periodic postretirement benefit cost:

                                                 2003       2002        2001
                                                 ----       ----        ----

      Discount rate                              6.75%      7.25%       7.75%
      Rate of compensation increase              4.00%      4.00%       4.00%

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                        Year
                        ----

                          (Amounts are in thousands)

                        2004                    $ 2,171
                        2005                      2,405
                        2006                      2,653
                        2007                      2,908
                        2008                      3,167
                        2009 through 2013        19,892

 (6)  Retirement Plans
      ----------------

      The Company has a trusteed,  noncontributory Employee Stock Ownership Plan
      (ESOP) for the benefit of eligible employees. The amount of the Company's discretionary contribution to the ESOP is determined annually by the Board of Directors and can be made in Company common stock or cash. The expense recorded for contributions to this plan was approximately $184,849,000, $198,315,000 and $181,507,000 for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively.



                                          8                          (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

      The Company has a 401(k) plan for the benefit of eligible employees. The 401(k) plan is a voluntary defined contribution plan. Eligible employees may contribute up to 10% of their eligible annual compensation (8% prior to January 1, 2002), subject to the maximum contribution limits established by Federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2003, 2002 and 2001, the Board of Directors approved a match of 50% of eligible contributions up to 3% of eligible wages, not to exceed a maximum match of $750 per employee. The match, which is determined as of the last day of the plan year and paid in the subsequent plan year, is in common stock of the Company. The expense recorded for the Company's match to the 401(k) plan was approximately $14,771,000, $15,407,000 and $15,075,000 for the fiscal years ended
      December 27, 2003, December 28, 2002 and December 29, 2001, respectively.

      The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

(7)   Income Taxes
      ------------

      The provision for income taxes consists of the following:

                                                Current     Deferred     Total
                                                -------     --------     -----

                                                   (Amounts are in thousands)
      2003
      ----
      Federal                                   $294,488     39,021     333,509
      State                                       46,253      6,394      52,647
                                                --------     ------     -------

                                                $340,741     45,415     386,156
                                                ========     ======     =======
      2002
      ----
      Federal                                   $270,386     50,411     320,797
      State                                       41,510      8,119      49,629
                                                --------     ------     -------

                                                $311,896     58,530     370,426
                                                ========     ======     =======
      2001
      ----
      Federal                                   $240,433     16,285     256,718
      State                                       36,805      2,879      39,684
                                                --------     ------     -------

                                                $277,238     19,164     296,402
                                                ========     ======     =======

      The actual tax expense for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 differs from the "expected" tax expense for those years (computed by applying the U.S. Federal corporate tax rate of 35% to earnings before income taxes) as follows:

                                                    2003       2002        2001
                                                    ----       ----        ----

                                                    (Amounts are in thousands)

      Computed "expected" tax expense           $366,481    350,991     289,388
      State income taxes (net of
        Federal income tax benefit)               34,221     32,259      25,795
      Tax exempt interest                         (3,210)    (4,088)     (8,077)
      Other, net                                 (11,336)    (8,736)    (10,704)
                                                --------     ------     -------

                                                $386,156    370,426     296,402
                                                ========    =======     =======


                                          9                          (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 27, 2003 and December 28, 2002 are as follows:

                                                           2003          2002
                                                           ----          ----

                                                      (Amounts are in thousands)
      Deferred tax assets:
        Self-insurance reserves                        $115,682        99,895
        Advance purchase allowances                      11,226        12,205
        Postretirement benefit cost                      26,206        26,636
        Retirement plan contributions                    24,217        23,636
        Inventory capitalization                          7,760         8,444
        Other                                            17,855        18,828
                                                       --------       -------

          Total deferred tax assets                    $202,946       189,644
                                                       ========       =======

      Deferred tax liabilities:
        Property, plant and equipment,
          principally due to depreciation              $417,327       357,644
        Other                                            14,598        13,190
                                                       --------       -------

          Total deferred tax liabilities               $431,925       370,834
                                                       ========       =======


      The Company expects the results of future operations and the reversal of deferred tax liabilities to generate sufficient taxable income to allow utilization of deferred tax assets; therefore, no valuation allowance has been recorded as of December 27, 2003 and December 28, 2002.

 (8)  PublixDirect Closure
      --------------------

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

      As a result of the decision to close PublixDirect the Company recorded an expense of $30 million. The expense recorded represents approximately $17 million in asset impairments, $10 million in operating lease obligations and $3 million in remaining payroll obligations and other costs. The expense has been recorded in the Company's consolidated statements of earnings and is included in operating and administrative expenses. The impact of the expense recorded on net earnings was approximately $18 million or $.10 per share for the fiscal year ended December 27, 2003.

      The remaining accrued liabilities for PublixDirect totaling approximately $15.6 million are reflected in the Company's consolidated balance sheet as of December 27, 2003, and are included in other current and noncurrent liabilities.

                                          10                         (Continued)

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

           The Company recognizes rent expense for operating leases with step rent provisions and escalation clauses on a straight-line basis over the applicable minimum lease term.

           Total rental expense for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001, is as follows:

                                             2003        2002        2001
                                             ----        ----        ----

                                              (Amounts are in thousands)

           Minimum rentals                $295,539     257,258     219,757
           Contingent rentals                6,392       8,949      10,529
           Sublease rental income          (10,105)    (10,181)    (10,148)
                                          --------     -------     -------

                                          $291,826     256,026     220,138
                                          ========     =======     =======

           As of December 27, 2003, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:

                                 Minimum            Sublease
                                  Rental             Rental
           Year                 Commitments          Income             Net
           ----                 -----------          ------             ---

                                            (Amounts are in thousands)

           2004                 $  305,064            9,290            295,774
           2005                    299,593            7,689            291,904
           2006                    293,505            5,421            288,084
           2007                    283,532            3,054            280,478
           2008                    273,335            1,027            272,308
           Thereafter            2,508,884              402          2,508,482
                                ----------           ------          ---------

                                $3,963,913           26,883          3,937,030
                                ==========           ======          =========

           The Company also owns shopping centers which are leased to tenants for minimum monthly rentals plus, in certain instances, contingent rentals. Contingent rentals received are determined on the basis of a percentage of sales in excess of stipulated minimums plus, in certain instances, reimbursement of taxes, insurance and other expenses.
           Contingent rentals are included in trade receivables and were approximately $1,262,000 and $1,024,000 as of December 27, 2003 and December 28, 2002, respectively. Rental income was approximately $16,789,000, $14,057,000 and $12,986,000 for the fiscal years ended
           December  27,  2003,   December  28,  2002  and  December  29,  2001,
           respectively. The approximate amounts of minimum future rental payments to be received under noncancelable operating leases are $13,079,000, $10,711,000, $8,343,000, $5,884,000 and $4,136,000 for
           the  years  2004  through   2008,   respectively,   and   $15,896,000
           thereafter.

                                          11                         (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

     (b)   Line of Credit
           --------------
           In December 2003, the Company renewed an agreement for a committed line of credit totaling $100 million. This 364-day line of credit facility is available to fund liquidity requirements if necessary. The interest rate is based on LIBOR or prime. There were no amounts outstanding on this line of credit as of December 27, 2003.

     (c)   Litigation
           ----------
           The Company is a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(10)  Quarterly Information (unaudited)
      ---------------------------------

      Following is a summary of the quarterly results of operations for the fiscal years ended December 27, 2003 and December 28, 2002. All quarters have 13 weeks.

                                                 Quarter Ended
                            ----------------------------------------------------

                              March          June        September      December
                              -----          ----        ---------      --------

                            (Amounts are in thousands, except per share amounts)

      2003
      ----
      Revenues              $4,343,174     4,134,257     4,091,793     4,377,094
      Costs and expenses    $4,056,284     3,888,668     3,896,776     4,106,612
      Net earnings          $  187,108       161,510       134,570       177,745
      Basic and diluted
        earnings per common
        share, based on
        weighted average
        shares outstanding  $      .99           .87           .74           .99

      2002
      ----
      Revenues              $4,217,661     3,847,054     3,867,430     4,094,519
      Costs and expenses    $3,916,454     3,631,019     3,654,345     3,855,255
      Net earnings          $  195,169       141,449       140,701       155,085
      Basic and diluted
        earnings per common
        share, based on
        weighted average
        shares outstanding  $      .99           .72           .73           .81





                                          12                         (Continued)



                                                                     Schedule II
                                                                     -----------
                           PUBLIX SUPER MARKETS, INC.

                        Valuation and Qualifying Accounts

                Years ended December 27, 2003, December 28, 2002
                              and December 29, 2001
                           (Amounts are in thousands)



                                          Balance at     Additions      Deductions     Balance at
                                          Beginning      Charged to       From           End of
              Description                  of Year        Income         Reserves        Year
              -----------                  -------        ------         --------        ----

   Year ended December 27, 2003

   Reserves not deducted from assets:
     Self-insurance reserves:
       -Current                           $102,722       236,909        216,169         123,462
       -Noncurrent                         176,895        25,842            ---         202,737
                                          --------       -------        -------         -------
                                          $279,617       262,751        216,169         326,199
                                          ========       =======        =======         =======

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
