Form 10-Q
period 2004-03-27
PUBLIX SUPER MARKETS INC
filed 2004-05-06
CIK 81061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C.  20549


                                  FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 27, 2004
                                                        --------------

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

Yes     X               No _______
    --------

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of April 30, 2004 was 179,278,596.

                               Page 1 of 12 pages

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                            PUBLIX SUPER MARKETS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Amounts are in thousands, except share amounts)

                                      ASSETS
                                              March 27, 2004   December 27, 2003
                                              --------------   -----------------
                                                        (Unaudited)

Current Assets
--------------
Cash and cash equivalents                       $  504,356             277,072
Short-term investments                              16,592              16,661
Trade receivables                                  248,456             241,101
Merchandise inventories                            985,629             981,456
Deferred tax assets                                 61,504              55,479
Prepaid expenses                                    15,455               9,778
                                                ----------          ----------

    Total Current Assets                         1,831,992           1,581,547
                                                ----------          ----------

Long-term investments                              444,983             380,852
Other noncurrent assets                              1,575               1,119
Property, plant and equipment                    5,197,084           5,140,811
  Less accumulated depreciation                 (2,021,561)         (1,953,612)
                                                ----------          ----------

    Net property, plant and equipment            3,175,523           3,187,199
                                                ----------          ----------

         Total Assets                           $5,454,073           5,150,717
                                                ==========          ==========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts payable                                $  736,256             724,228
Accrued contribution to retirement plans           118,830             244,848
Accrued salaries and wages                         101,728              76,050
Accrued self-insurance reserves                    136,696             123,462
Federal and state income taxes                     124,168              12,508
Other                                              244,006             190,510
                                                ----------          ----------

    Total Current Liabilities                    1,461,684           1,371,606
                                                ----------          ----------

Deferred tax liabilities, net                      291,362             284,458
Self-insurance reserves                            210,191             202,737
Accrued postretirement benefit cost                 67,808              67,960
Other noncurrent liabilities                        60,065              54,646

Stockholders' Equity
--------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares; issued 180,929,954
  shares at March 27, 2004 and 178,369,413
  shares at December 27, 2003                      180,930             178,369
Additional paid-in capital                         630,981             494,154
Retained earnings                                2,614,642           2,492,759
                                                ----------          ----------
                                                 3,426,553           3,165,282
Less 1,357,653 treasury shares
  at March 27, 2004, at cost                       (69,919)                ---

Accumulated other comprehensive earnings             6,329               4,028
                                                ----------          ----------

    Total Stockholders' Equity                   3,362,963           3,169,310
                                                ----------          ----------

         Total Liabilities and Stockholders'
           Equity                               $5,454,073           5,150,717
                                                ==========          ==========

See accompanying notes to condensed consolidated financial statements.

                             PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          (Amounts are in thousands, except per share and share amounts)

                                                     Three Months Ended

                                              March 27, 2004      March 29, 2003
                                              --------------      --------------
                                                         (Unaudited)
Revenues
--------
Sales                                         $  4,657,585           4,304,214
Other operating income                              29,868              28,800
                                              ------------         -----------

    Total revenues                               4,687,453           4,333,014
                                              ------------         -----------

Costs and expenses
------------------
Cost of merchandise sold                         3,398,894           3,137,916
Operating and administrative expenses              975,229             907,705
                                              ------------         -----------

    Total costs and expenses                     4,374,123           4,045,621
                                              ------------         -----------

    Operating profit                               313,330             287,393
                                              ------------         -----------

Investment income, net                               6,403               5,192
Other income, net                                    4,544               5,509
                                              ------------         -----------

Earnings before income tax expense                 324,277             298,094

Income tax expense                                 120,881             110,986
                                              ------------         -----------

Net earnings                                  $    203,396             187,108
                                              ============         ===========

Weighted average number of common
  shares outstanding                           178,662,333         188,513,408
                                              ============         ===========

Basic and diluted earnings per common
  share based on weighted average shares
  outstanding                                 $       1.14                 .99
                                              ============         ===========

Cash dividends paid per common share                  none                none

                   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                    (Amounts are in thousands)

                                                     Three Months Ended

                                              March 27, 2004      March 29, 2003
                                              --------------      --------------
                                                         (Unaudited)

Net earnings                                  $    203,396             187,108

Other comprehensive earnings
Unrealized gain on investment
  securities available-for-sale,
  net of tax effect of $1,486 and
  $1,114 in 2004 and 2003, respectively              2,365               1,775

Reclassification adjustment for net
  realized (gain) loss on investment
  securities available-for-sale, net
  of tax effect of ($41) and $29
  in 2004 and 2003, respectively                       (64)                 45
                                              ------------         -----------

Comprehensive earnings                        $    205,697             188,928
                                              ============         ===========

See accompanying notes to condensed consolidated financial statements.

                                       -3-


                            PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts are in thousands)

                                                     Three Months Ended

                                              March 27, 2004      March 29, 2003
                                              --------------      --------------
                                                         (Unaudited)

Cash flows from operating activities
------------------------------------
  Cash received from customers                $  4,661,336           4,308,806
  Cash paid to employees and suppliers          (4,129,605)         (3,755,617)
  Dividends and interest received                    6,894               5,599
  Income taxes paid                                 (9,787)            (12,712)
  Payment for self-insured claims                  (45,242)            (49,465)
  Other operating cash receipts                     21,673              19,954
  Other operating cash payments                     (1,018)             (1,869)
                                              ------------          ----------

      Net cash provided by operating
          activities                               504,251             514,696
                                              ------------          ----------

Cash flows from investing activities
------------------------------------
  Payment for property, plant and
    equipment                                     (113,947)           (153,272)
  Proceeds from sale of property, plant
    and equipment                                   27,713               1,539
  Payment for investment securities -
    available-for-sale (AFS)                       (71,326)            (66,468)
  Proceeds from sale and maturity of
    investment securities - AFS                      9,524              56,492
  Net proceeds from joint ventures
    and other investments                              995               1,524
  Other, net                                          (467)               (195)
                                              ------------          ----------

      Net cash used in investing activities       (147,508)           (160,380)
                                              ------------          ----------

Cash flows from financing activities
------------------------------------
  Proceeds from sale of common stock                24,234              22,475
  Payment for acquisition of common stock         (153,562)           (240,937)
  Other, net                                          (131)               (131)
                                              ------------          ----------

      Net cash used in financing activities       (129,459)           (218,593)
                                              ------------          ----------

Net increase in cash and cash equivalents          227,284             135,723
                                              ------------          ----------

Cash and cash equivalents at beginning
  of period                                        277,072             207,523
                                              ------------          ----------

Cash and cash equivalents at end of period    $    504,356             343,246
                                              ============          ==========



See accompanying notes to condensed consolidated financial statements.

                                                                     (Continued)


                                 PUBLIX SUPER MARKETS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Amounts are in thousands)

                                                     Three Months Ended

                                              March 27, 2004      March 29, 2003
                                              --------------      --------------
                                                         (Unaudited)

Reconciliation of net earnings to net cash provided by operating activities

Net earnings                                    $  203,396             187,108

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                   89,592              84,145
    Retirement contributions payable in
      common stock                                  61,436              63,062
    Deferred income taxes                             (566)              4,947
    Loss on sale of property, plant and
      equipment                                      8,329               2,791
    (Gain) loss on sale of investments                (105)                 74
    Self-insurance reserves in excess of
      current payments                              20,688              12,115
    Postretirement accruals less than
      current payments                                (152)               (225)
    Increase in advance purchase allowances            818                 724
    Other, net                                         596                 333
    Change in cash from:
      Trade receivables                             (7,355)            (11,940)
      Merchandise inventories                       (4,173)             12,174
      Prepaid expenses                              (5,677)             (1,115)
      Accounts payable and accrued expenses         25,764              67,176
      Federal and state income taxes               111,660              93,327
                                                ----------             -------

          Total adjustments                        300,855             327,588
                                                ----------             -------

Net cash provided by operating activities       $  504,251             514,696
                                                ==========             =======





See accompanying notes to condensed consolidated financial statements.

                            PUBLIX SUPER MARKETS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are necessary for the fair statement of results for the interim period. These condensed consolidated financial statements should be read in conjunction with the fiscal 2003 Form 10-K Annual Report of the Company.

2. Due to the seasonal nature of the Company's business, the results for the three months ended March 27, 2004 are not necessarily indicative of the results for the entire 2004 fiscal year.

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

4. Certain 2003 amounts have been reclassified to conform with the 2004 presentation.

5. In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). FIN 46 addresses the consolidation of entities whose equity holders (a) have not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities
   (VIEs), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIEs' activities, entitled to receive a majority of the VIEs' residual returns, or both. In December 2003, the FASB issued FIN 46(R), "Consolidation of Variable Interest Entities," which represents a revision to FIN 46. FIN 46(R) provided clarifications to FIN 46 and excluded certain entities from its scope. The requirements of FIN 46(R) for entities commonly referred to as special-purpose entities (SPEs) are effective for periods ending after December 15, 2003. The requirements for all other types of entities are effective for periods ending after March 15, 2004. The Company does not have any entities classified as VIEs or SPEs; therefore, the adoption of FIN 46(R) had no effect on the Company's financial condition, results of operations or cash flows.

                            PUBLIX SUPER MARKETS, INC.



Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents and short-term and long-term investments totaled approximately $965.9 million at March 27, 2004, compared to $738.6 million at March 29, 2003. Net cash provided by operating activities was approximately $504.3 million for the three months ended March 27, 2004, as compared to $514.7 million for the three months ended March 29, 2003. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

     Net cash used in investing activities was approximately $147.5 million for the three months ended March 27, 2004, as compared to $160.4 million for the three months ended March 29, 2003. The primary use of net cash in investing activities was funding capital expenditures. During the three months ended March 27, 2004, capital expenditures totaled approximately $113.9 million. These expenditures were primarily incurred in connection with the opening of 11 net new supermarkets (15 new supermarkets opened and four supermarkets closed) and remodeling or expanding 15 supermarkets. Net new supermarkets added an additional 0.5 million square feet in the three months ended March 27, 2004, a 1.3% increase. Significant expenditures were also incurred in the expansion of warehouses and new or enhanced information technology applications. During the three months ended March 29, 2003, capital expenditures totaled approximately $153.3 million. These expenditures were primarily incurred in connection with the opening of 14 net new supermarkets (16 new supermarkets opened and two supermarkets closed) and remodeling or expanding ten supermarkets. Net new supermarkets added an additional 0.7 million square feet in the three months ended March 29, 2003, a 2.1% increase. Significant expenditures were also incurred in the expansion of warehouses and new or enhanced information technology applications.

     Capital expenditures for the remainder of 2004, primarily consisting of new supermarkets, remodeling and expanding certain existing supermarkets, expansion of warehouses and new or enhanced information technology applications, are expected to be approximately $386.1 million. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

     Net cash used in financing activities was approximately $129.5 million for the three months ended March 27, 2004, as compared to $218.6 million for the three months ended March 29, 2003. The primary use of net cash in financing activities was funding net common stock repurchases. The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan, Non-Employee Directors Stock Purchase Plan, 401(k) Plan and Employee Stock Ownership Plan. Net common stock repurchases totaled approximately $129.3 million for the three months ended March 27, 2004, as compared to $218.5 million for the three months ended March 29, 2003. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value for amounts similar to those in prior years. However, such repurchases are not required and the Company retains the right to discontinue them at any time.

     On March 3, 2004, the Company declared an annual cash dividend on its common stock of $.45 per share or approximately $80.8 million, payable on June 1, 2004, to stockholders of record as of the close of business April 19, 2004.

     In December 2003, the Company renewed an agreement for a committed line of credit totaling $100 million. This 364-day line of credit facility is available to fund liquidity requirements if necessary. The interest rate is based on LIBOR or prime. There were no amounts outstanding on this line of credit as of March 27, 2004.

     The cash requirements for 2004 current operations, capital expenditures and common stock repurchases are expected to be financed by internally generated funds, liquid assets or the committed line of credit described above. Based on the Company's financial position, it is expected that short-term and long-term borrowings would be readily available to support the Company's liquidity requirements if needed.

Results of Operations
---------------------

     Sales for the three months ended March 27, 2004, were $4.7 billion as compared to $4.3 billion for the three months ended March 29, 2003, an increase of $353.4 million or an 8.2% increase. This reflects an increase of approximately $222.2 million or 5.2% from net new supermarkets and an increase of approximately $131.2 million or 3% in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets) since the beginning of the first quarter of 2003.

     Gross profit, as a percentage of sales, was approximately 27% and 27.1% for the three months ended March 27, 2004 and March 29, 2003, respectively. Gross profit for the three months ended March 27, 2004 remained relatively unchanged compared to the three months ended March 29, 2003. During 2003, the Company modified its calculation of cost of merchandise sold. The cost of merchandise sold calculation was modified to improve the comparability of the Company's gross profit to others in the food retailing industry.

     Operating and administrative expenses, as a percentage of sales, were approximately 20.9% and 21.1% for the three months ended March 27, 2004 and March 29, 2003, respectively. The decrease in operating and administrative expenses during the three month period ended March 27, 2004 was primarily due to decreases in payroll and workers' compensation costs partially offset by increases in utilities and health insurance costs. The operating and administrative expenses, as a percentage of sales, for the prior three month period was adjusted due to the modification of the cost of merchandise sold calculation discussed above.

     Net earnings were $203.4 million or $1.14 per share and $187.1 million or $.99 per share for the three months ended March 27, 2004 and March 29, 2003, respectively.

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

Item 4.  Controls and Procedures
--------------------------------

     As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended March 27, 2004, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

                            PUBLIX SUPER MARKETS, INC.

                            PART II. OTHER INFORMATION


Item 1.    Legal Proceedings
----------------------------

     As reported in the Company's Form 10-K for the year ended December 27, 2003, the Company is a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
--------------------------------------------------------------------------------
           Securities
           ----------

     Shares of common stock repurchased by the Company during the three months ended March 27, 2004 were as follows:

                                                   Total
                                                 Number of         Approximate
                                                  Shares           Dollar Value
                                                Purchased as        of Shares
                       Total       Average    Part of Publicly   that May Yet Be
                     Number of      Price        Announced       Purchased Under
                      Shares       Paid per      Plans or          the Plans or
Period               Purchased      Share        Programs(1)        Programs(1)
------               ---------      -----        -----------        -----------

December 28, 2003
  through
January 31, 2004       527,230     $ 46.50          N/A                N/A

February 1, 2004
  through
February 28, 2004      857,773       46.50          N/A                N/A

February 29, 2004
  through
March 27, 2004       1,731,243       51.50          N/A                N/A
                     ---------     -------

  Total              3,116,246     $ 49.28          N/A                N/A
                     =========     =======


(1) Common stock is made available for sale only to the Company's current employees and members of its Board of Directors through the Company's Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan) and 401(k) Plan. In addition, common stock is made available under the Employee Stock Ownership Plan (ESOP). The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, Directors Plan, 401(k) Plan and ESOP each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company.

      The Company's common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended March 27, 2004 required to be disclosed in the last two columns of the table.

Item 3.    Defaults Upon Senior Securities
------------------------------------------

     Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

     Not Applicable.

Item 5.    Other Information
----------------------------

     Not Applicable.

Item 6(a). Exhibits
-------------------

      10. Since the filing of the Company's Form 10-K for the year ended December 27, 2003, the Company has entered into an Indemnification Agreement with a new officer of the Company. The Indemnification Agreement is in the same form of Indemnification Agreement filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001. Such subsequent indemnified officer is listed as follows:

                  Alfred J. Ottolino

      31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b). Reports on Form 8-K
------------------------------

     The Company filed a report on Form 8-K on March 5, 2004, pursuant to Item 12 ("Results of Operations and Financial Condition"), attaching the Company's press release dated March 1, 2004.

     The Company filed a report on Form 8-K on May 4, 2004, pursuant to Item 12 ("Results of Operations and Financial Condition"), attaching the Company's press release dated May 3, 2004.








                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          PUBLIX SUPER MARKETS, INC.



Date:  May 4, 2004        /s/ John A. Attaway, Jr.
                          ------------------------------------------
                          John A. Attaway, Jr., Secretary





Date:  May 4, 2004        /s/ David P. Phillips
                          ------------------------------------------
                          David P. Phillips, Chief Financial Officer
                          and Treasurer (Principal Financial and
                          Accounting Officer)