Form 10-Q
period 2004-06-26
PUBLIX SUPER MARKETS INC
filed 2004-08-05
CIK 81061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C.  20549


                                  FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 26, 2004
                                               -------------

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

Yes     X               No _______
    --------

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of July 30, 2004 was 176,584,979.

                               Page 1 of 13 pages

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                            PUBLIX SUPER MARKETS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Amounts are in thousands, except share amounts)

                                      ASSETS
                                               June 26, 2004   December 27, 2003
                                               -------------   -----------------
                                                        (Unaudited)
Current Assets
--------------
Cash and cash equivalents                       $  269,627             277,072
Short-term investments                              32,280              16,661
Trade receivables                                  235,066             241,101
Merchandise inventories                            994,708             981,456
Deferred tax assets                                 73,952              55,479
Prepaid expenses                                    16,103               9,778
                                                ----------          ----------

    Total Current Assets                         1,621,736           1,581,547
                                                ----------          ----------

Long-term investments                              564,437             380,852
Other noncurrent assets                             17,949               1,119
Property, plant and equipment                    5,288,764           5,140,811
  Less accumulated depreciation                 (2,106,628)         (1,953,612)
                                                ----------          ----------

    Net property, plant and equipment            3,182,136           3,187,199
                                                ----------          ----------

         Total Assets                           $5,386,258           5,150,717
                                                ==========          ==========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts payable                                $  685,068             724,228
Accrued contribution to retirement plans           174,831             244,848
Accrued salaries and wages                         125,282              76,050
Accrued self-insurance reserves                    137,797             123,462
Federal and state income taxes                      22,075              12,508
Other                                              181,784             190,510
                                                ----------          ----------

    Total Current Liabilities                    1,326,837           1,371,606
                                                ----------          ----------

Deferred tax liabilities, net                      298,506             284,458
Self-insurance reserves                            217,895             202,737
Accrued postretirement benefit cost                 67,903              67,960
Other noncurrent liabilities                        68,315              54,646

Stockholders' Equity
--------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares; issued 180,929,954
  shares at June 26, 2004 and 178,369,413
  shares at December 27, 2003                      180,930             178,369
Additional paid-in capital                         630,981             494,154
Retained earnings                                2,814,066           2,492,759
                                                ----------          ----------
                                                 3,625,977           3,165,282
Less 4,129,193 treasury shares
  at June 26, 2004, at cost                       (214,511)                ---

Accumulated other comprehensive earnings            (4,664)              4,028
                                                ----------          ----------

    Total Stockholders' Equity                   3,406,802           3,169,310
                                                ----------          ----------

         Total Liabilities and Stockholders'
           Equity                               $5,386,258           5,150,717
                                                ==========          ==========

See accompanying notes to condensed consolidated financial statements.

                             PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          (Amounts are in thousands, except per share and share amounts)

                                                     Three Months Ended

                                              June 26, 2004       June 28, 2003
                                              -------------       -------------
                                                         (Unaudited)
Revenues
--------
Sales                                         $  4,498,617           4,090,070
Other operating income                              34,278              33,795
                                              ------------         -----------

    Total revenues                               4,532,895           4,123,865
                                              ------------         -----------

Costs and expenses
------------------
Cost of merchandise sold                         3,267,007           2,978,802
Operating and administrative expenses              959,305             898,970
                                              ------------         -----------

    Total costs and expenses                     4,226,312           3,877,772
                                              ------------         -----------

    Operating profit                               306,583             246,093
                                              ------------         -----------

Investment income, net                               6,399               5,710
Other income, net                                    4,354               4,464
                                              ------------         -----------

Earnings before income tax expense                 317,336             256,267

Income tax expense                                 117,927              94,757
                                              ------------         -----------

Net earnings                                  $    199,409             161,510
                                              ============         ===========

Weighted average number of common
  shares outstanding                           178,911,920         186,515,735
                                              ============         ===========

Basic and diluted earnings per common
  share based on weighted average shares
  outstanding                                 $       1.11                 .87
                                              ============         ===========

Cash dividends paid per common share          $        .45                 .40
                                              ============         ===========

                   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                    (Amounts are in thousands)

                                                     Three Months Ended

                                              June 26, 2004       June 28, 2003
                                              -------------       -------------
                                                         (Unaudited)
Net earnings                                  $    199,409             161,510

Other comprehensive earnings
Unrealized (loss) gain on investment
  securities available-for-sale,
  net of tax effect of ($7,160) and
  $3,360 in 2004 and 2003, respectively            (11,402)              5,350

Reclassification adjustment for net
  realized loss (gain) on investment
  securities available-for-sale, net
  of tax effect of $257 and ($62)
  in 2004 and 2003, respectively                       409                 (98)
                                              ------------         -----------

Comprehensive earnings                        $    188,416             166,762
                                              ============         ===========

See accompanying notes to condensed consolidated financial statements.

                                       -3-

                            PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          (Amounts are in thousands, except per share and share amounts)

                                                      Six Months Ended

                                              June 26, 2004       June 28, 2003
                                              -------------       -------------
                                                         (Unaudited)
Revenues
--------
Sales                                         $  9,156,202           8,394,284
Other operating income                              64,146              62,595
                                              ------------         -----------

    Total revenues                               9,220,348           8,456,879
                                              ------------         -----------

Costs and expenses
------------------
Cost of merchandise sold                         6,665,901           6,116,718
Operating and administrative expenses            1,934,534           1,806,675
                                              ------------         -----------

    Total costs and expenses                     8,600,435           7,923,393
                                              ------------         -----------

    Operating profit                               619,913             533,486
                                              ------------         -----------

Investment income, net                              12,802              10,902
Other income, net                                    8,898               9,973
                                              ------------         -----------

Earnings before income tax expense                 641,613             554,361

Income tax expense                                 238,808             205,743
                                              ------------         -----------

Net earnings                                  $    402,805             348,618
                                              ============         ===========

Weighted average number of common
  shares outstanding                           178,787,126         187,514,571
                                              ============         ===========

Basic and diluted earnings per common
  share based on weighted average shares
  outstanding                                 $       2.25                1.86
                                              ============         ===========

Cash dividends paid per common share          $        .45                 .40
                                              ============         ===========

                   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                    (Amounts are in thousands)

                                                      Six Months Ended

                                              June 26, 2004       June 28, 2003
                                              -------------       -------------
                                                         (Unaudited)
Net earnings                                  $    402,805             348,618

Other comprehensive earnings
Unrealized (loss) gain on investment
  securities available-for-sale,
  net of tax effect of ($5,674) and
  $4,474 in 2004 and 2003, respectively             (9,037)              7,125

Reclassification adjustment for net
  realized loss (gain) on investment
  securities available-for-sale, net
  of tax effect of $216 and ($33)
  in 2004 and 2003, respectively                       345                 (53)
                                              ------------         -----------

Comprehensive earnings                        $    394,113             355,690
                                              ============         ===========

See accompanying notes to condensed consolidated financial statements.

                                       -4-

                            PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts are in thousands)

                                                      Six Months Ended

                                              June 26, 2004       June 28, 2003
                                              -------------       -------------
                                                         (Unaudited)

Cash flows from operating activities
------------------------------------
  Cash received from customers                $  9,175,460           8,406,720
  Cash paid to employees and suppliers          (8,142,621)         (7,389,634)
  Dividends and interest received                   15,010              11,380
  Income taxes paid                               (228,208)           (203,781)
  Payment for self-insured claims                 (103,944)           (100,315)
  Other operating cash receipts                     56,627              53,260
  Other operating cash payments                     (3,627)             (4,219)
                                              ------------          ----------

      Net cash provided by operating
          activities                               768,697             773,411
                                              ------------          ----------

Cash flows from investing activities
------------------------------------
  Payment for property, plant and
    equipment                                     (218,665)           (287,633)
  Proceeds from sale of property, plant
    and equipment                                   29,752               7,499
  Payment for investment securities -
    available-for-sale (AFS)                      (266,539)           (147,811)
  Proceeds from sale and maturity of
    investment securities - AFS                     42,896             117,433
  Net (payments) proceeds to/from joint
    ventures and other investments                  (8,185)              9,983
  Other, net                                          (586)               (190)
                                              ------------          ----------

      Net cash used in investing activities       (421,327)           (300,719)
                                              ------------          ----------

Cash flows from financing activities
------------------------------------
  Proceeds from sale of common stock                38,197              31,812
  Payment for acquisition of common stock         (312,117)           (426,515)
  Dividends paid                                   (80,764)            (75,455)
  Other, net                                          (131)               (131)
                                              ------------          ----------

      Net cash used in financing activities       (354,815)           (470,289)
                                              ------------          ----------

Net (decrease) increase in cash and
  cash equivalents                                  (7,445)              2,403
                                              ------------          ----------

Cash and cash equivalents at beginning
  of period                                        277,072             207,523
                                              ------------          ----------

Cash and cash equivalents at end of period    $    269,627             209,926
                                              ============          ==========



See accompanying notes to condensed consolidated financial statements. (Continued)

                                 PUBLIX SUPER MARKETS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Amounts are in thousands)

                                                      Six Months Ended

                                              June 26, 2004       June 28, 2003
                                              -------------       -------------
                                                         (Unaudited)

Reconciliation of net earnings to net cash provided by operating activities

Net earnings                                    $  402,805             348,618

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                  182,540             170,147
    Retirement contributions payable in
      common stock                                 121,403             117,571
    Deferred income taxes                            1,033              12,426
    Loss on sale of property, plant and
      equipment                                     11,458               6,236
    Loss (gain) on sale of investments                 561                 (86)
    Self-insurance reserves in excess of
      current payments                              29,493              24,266
    Postretirement accruals less than
      current payments                                 (57)               (887)
    Decrease in advance purchase allowances           (710)             (1,544)
    Other, net                                       1,647                 564
    Change in cash from:
      Trade receivables                              6,035              (4,144)
      Merchandise inventories                      (13,252)             21,803
      Prepaid expenses                              (6,325)            (11,886)
      Accounts payable and accrued expenses         22,499             100,791
      Federal and state income taxes                 9,567             (10,464)
                                                ----------             -------

          Total adjustments                        365,892             424,793
                                                ----------             -------

Net cash provided by operating activities       $  768,697             773,411
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

2. Due to the seasonal nature of the Company's business, the results for the three months and six months ended June 26, 2004 are not necessarily indicative of the results for the entire 2004 fiscal year.

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

                            PUBLIX SUPER MARKETS, INC.



Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents and short-term and long-term investments totaled approximately $866.3 million at June 26, 2004, compared to $625.7 million at June 28, 2003. Net cash provided by operating activities was approximately $768.7 million for the six months ended June 26, 2004, as compared to $773.4 million for the six months ended June 28, 2003. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

     Net cash used in investing activities was approximately $421.3 million for the six months ended June 26, 2004, as compared to $300.7 million for the six months ended June 28, 2003. The primary use of net cash in investing activities was funding capital expenditures and purchasing long-term investments. During the six months ended June 26, 2004, capital expenditures totaled approximately $218.7 million. These expenditures were primarily incurred in connection with opening 21 net new supermarkets (28 new supermarkets opened and seven supermarkets closed) and remodeling or expanding 36 supermarkets. Net new supermarkets added an additional 0.9 million square feet in the six months ended June 26, 2004, a 2.5% increase. The average cost per supermarket opened during the six months ended June 26, 2004 was less than the average cost per supermarket opened during the six months ended June 28, 2003. Significant expenditures were also incurred in the expansion of warehouses and new or enhanced information technology applications. During the six months ended June 28, 2003, capital expenditures totaled approximately $287.6 million. These expenditures were primarily incurred in connection with opening 26 net new supermarkets (33 new supermarkets opened and seven supermarkets closed) and remodeling or expanding 34 supermarkets. Net new supermarkets added an additional 1.5 million square feet in the six months ended June 28, 2003, a 4.6% increase. Significant expenditures were also incurred in the expansion of warehouses and new or enhanced information technology applications.

     Capital expenditures for the remainder of 2004, primarily consisting of new supermarkets, remodeling and expanding certain existing supermarkets, expansion of warehouses and new or enhanced information technology applications, are expected to be approximately $281.3 million. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

     Net cash used in financing activities was approximately $354.8 million for the six months ended June 26, 2004, as compared to $470.3 million for the six months ended June 28, 2003. The primary use of net cash in financing activities was funding net common stock repurchases. The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan, Non-Employee Directors Stock Purchase Plan, 401(k) Plan and Employee Stock Ownership Plan. Net common stock repurchases totaled approximately $273.9 million for the six months ended June 26, 2004, as compared to $394.7 million for the six months ended June 28, 2003. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value in amounts similar to those in prior years. However, such repurchases are not required and the Company retains the right to discontinue them at any time.

     The Company paid an annual cash dividend on its common stock of $.45 per share or approximately $80.8 million, on June 1, 2004, to stockholders of record as of the close of business April 19, 2004.

     In December 2003, the Company renewed an agreement for a committed line of credit totaling $100 million. This 364-day line of credit facility is available to fund liquidity requirements if necessary. The interest rate is based on LIBOR or prime. There were no amounts outstanding on this line of credit as of June 26, 2004.

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

Results of Operations
---------------------

     Sales for the second quarter ended June 26, 2004, were $4.5 billion as compared to $4.1 billion in the same quarter in 2003, an increase of $408.5 million or a 10.0% increase. This reflects an increase of approximately $208.1 million or 5.1% from net new supermarkets and an increase of approximately $200.4 million or 4.9% in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets) since the beginning of the second quarter of 2003.

     Sales for the six months ended June 26, 2004, were $9.2 billion as compared to $8.4 billion for the six months ended June 28, 2003, an increase of $761.9 million or a 9.1% increase. This reflects an increase of approximately $434.5 million or 5.2% from net new supermarkets and an increase of approximately $327.4 million or 3.9% in comparable store sales since the beginning of 2003.

     Gross profit, as a percentage of sales, was approximately 27.4% and 27.2% for the three months ended June 26, 2004 and June 28, 2003, respectively. These gross profit percentages were approximately 27.2% and 27.1% for the six months ended June 26, 2004 and June 28, 2003, respectively. Gross profit for the three months and six months ended June 26, 2004 was relatively unchanged compared to the three months and six months ended June 28, 2003. During 2003, the Company modified its calculation of cost of merchandise sold to improve the comparability of the Company's gross profit to others in the food retailing industry.

     Operating and administrative expenses, as a percentage of sales, were approximately 21.3% and 22.0% for the three months ended June 26, 2004 and June 28, 2003, respectively. The operating and administrative expenses, as a percentage of sales, were approximately 21.1% and 21.5% for the six months ended June 26, 2004 and June 28, 2003, respectively. The decreases in operating and administrative expenses, as a percentage of sales, during the three months and six months ended June 26, 2004 were primarily due to decreases in payroll, workers' compensation and repair and maintenance costs which were partially offset by increases in health insurance costs. The operating and administrative expenses, as a percentage of sales, for the three months and six months ended June 28, 2003, were adjusted due to the modification of the cost of merchandise sold calculation discussed above.

     Net earnings were $199.4 million or $1.11 per share and $161.5 million or $.87 per share for the three months ended June 26, 2004 and June 28, 2003, respectively. Net earnings were $402.8 million or $2.25 per share and $348.6 million or $1.86 per share for the six months ended June 26, 2004 and June 28, 2003, respectively.

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

Item 4.  Controls and Procedures
--------------------------------

     As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended June 26, 2004, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
--------------------------------------------------------------------------------
           Securities
           ----------

     Shares of common stock repurchased by the Company during the three months ended June 26, 2004 were as follows:

                                                   Total
                                                 Number of         Approximate
                                                  Shares           Dollar Value
                                                Purchased as        of Shares
                       Total       Average    Part of Publicly   that May Yet Be
                     Number of      Price        Announced       Purchased Under
                      Shares       Paid per      Plans or          the Plans or
Period               Purchased      Share        Programs(1)        Programs(1)
------               ---------      -----        -----------        -----------

March 28, 2004
  through
May 1, 2004            336,793     $ 51.50          N/A                N/A

May 2, 2004
  through
May 29, 2004           968,972       52.25          N/A                N/A

May 30, 2004
  through
June 26, 2004        1,733,601       52.25          N/A                N/A
                     ---------     -------

  Total              3,039,366     $ 52.17          N/A                N/A
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

      The Company's common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended June 26, 2004 required to be disclosed in the last two columns of the table.

Item 3.    Defaults Upon Senior Securities
------------------------------------------

     Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

     The Annual Meeting of Stockholders of the Company was held on May 11, 2004, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to management's solicitation. All of management's nominees for directors as listed below were elected. The term of office of the directors will be until the next annual meeting or until their successors shall be elected and qualified.

                                             Votes For       Votes Withheld
                                             ---------       --------------

            Carol Jenkins Barnett           138,688,579           414,753
            Hoyt R. Barnett                 138,673,541           429,791
            Joan G. Buccino                 138,558,633           544,699
            William E. Crenshaw             138,626,899           476,433
            Mark C. Hollis                  138,479,400           623,932
            Sherrill W. Hudson              138,574,256           529,076
            Charles H. Jenkins, Jr.         138,688,050           415,282
            Howard M. Jenkins               138,693,228           410,104
            E. Vane McClurg                 138,543,454           559,878
            Kelly E. Norton                 138,541,830           561,502

Item 5.    Other Information
----------------------------

     Not Applicable.

Item 6(a). Exhibits
-------------------

      31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b). Reports on Form 8-K
------------------------------

     The Company filed a report on Form 8-K on August 3, 2004, pursuant to Item 12 ("Results of Operations and Financial Condition"), attaching the Company's press release dated August 2, 2004.




                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           PUBLIX SUPER MARKETS, INC.



Date:  August 3, 2004      /s/ John A. Attaway, Jr.
                           ------------------------------------------
                           John A. Attaway, Jr., Secretary





Date:  August 3, 2004      /s/ David P. Phillips
                           ------------------------------------------
                           David P. Phillips, Chief Financial Officer
                           and Treasurer (Principal Financial and
                           Accounting Officer)