Form 10-Q
period 2004-09-25
PUBLIX SUPER MARKETS INC
filed 2004-11-04
CIK 81061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C.  20549


                                  FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 25, 2004
                                               ------------------

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

Yes     X               No _______
    --------

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of October 29, 2004 was 173,395,449.

                               Page 1 of 13 pages

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                            PUBLIX SUPER MARKETS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
         (Amounts are in thousands, except per share and share amounts)

                                      ASSETS
                                          September 25, 2004   December 27, 2003
                                          ------------------   -----------------
                                                        (Unaudited)
Current Assets
--------------
Cash and cash equivalents                       $  543,554             277,072
Short-term investments                              45,174              16,661
Trade receivables                                  271,839             241,101
Merchandise inventories                            953,186             981,456
Deferred tax assets                                 70,729              55,479
Prepaid expenses                                    15,133               9,778
                                                ----------          ----------

    Total Current Assets                         1,899,615           1,581,547
                                                ----------          ----------

Long-term investments                              639,209             380,852
Other noncurrent assets                             18,203               1,119
Property, plant and equipment                    5,365,304           5,140,811
  Less accumulated depreciation                 (2,187,053)         (1,953,612)
                                                ----------          ----------

    Net property, plant and equipment            3,178,251           3,187,199
                                                ----------          ----------

         Total Assets                           $5,735,278           5,150,717
                                                ==========          ==========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts payable                                $  772,505             724,228
Accrued contribution to retirement plans           225,672             244,848
Accrued salaries and wages                         147,930              76,050
Accrued self-insurance reserves                    147,625             123,462
Federal and state income taxes                     111,086              12,508
Other                                              204,192             190,510
                                                ----------          ----------

    Total Current Liabilities                    1,609,010           1,371,606
                                                ----------          ----------

Deferred tax liabilities, net                      306,744             284,458
Self-insurance reserves                            224,622             202,737
Accrued postretirement benefit cost                 67,907              67,960
Other noncurrent liabilities                        72,420              54,646

Stockholders' Equity
--------------------
Common stock of $1 par value.  Authorized
  300,000,000 shares; issued 180,929,954
  shares at September 25, 2004 and 178,369,413
  shares at December 27, 2003                      180,930             178,369
Additional paid-in capital                         630,981             494,154
Retained earnings                                2,997,777           2,492,759
                                                ----------          ----------
                                                 3,809,688           3,165,282
Less 6,616,726 treasury shares
  at September 25, 2004, at cost                  (358,683)                ---

Accumulated other comprehensive earnings             3,570               4,028
                                                ----------          ----------

    Total Stockholders' Equity                   3,454,575           3,169,310
                                                ----------          ----------

         Total Liabilities and Stockholders'
           Equity                               $5,735,278           5,150,717
                                                ==========          ==========

See accompanying notes to condensed consolidated financial statements.

                            PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          (Amounts are in thousands, except per share and share amounts)

                                                     Three Months Ended

                                          September 25, 2004  September 27, 2003
                                          ------------------  ------------------
                                                        (Unaudited)
Revenues
--------
Sales                                         $  4,631,622           4,045,242
Other operating income                              31,109              31,082
                                              ------------         -----------

    Total revenues                               4,662,731           4,076,324
                                              ------------         -----------

Costs and expenses
------------------
Cost of merchandise sold                         3,422,154           2,971,860
Operating and administrative expenses              969,789             908,944
                                              ------------         -----------

    Total costs and expenses                     4,391,943           3,880,804
                                              ------------         -----------

    Operating profit                               270,788             195,520
                                              ------------         -----------

Investment income, net                              10,861               4,672
Other income, net                                    6,452              11,560
                                              ------------         -----------

Earnings before income tax expense                 288,101             211,752

Income tax expense                                 104,390              77,182
                                              ------------         -----------

Net earnings                                  $    183,711             134,570
                                              ============         ===========

Weighted average number of common
  shares outstanding                           176,119,840         182,101,228
                                              ============         ===========

Basic and diluted earnings per common
  share based on weighted average shares
  outstanding                                 $       1.04                 .74
                                              ============         ===========

Cash dividends paid per common share                  none                none

                   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                    (Amounts are in thousands)

                                                     Three Months Ended

                                          September 25, 2004  September 27, 2003
                                          ------------------  ------------------
                                                        (Unaudited)
Net earnings                                  $    183,711             134,570

Other comprehensive earnings
Unrealized gain (loss) on investment
  securities available-for-sale,
  net of tax effect of $6,267 and
  ($3,880) in 2004 and 2003, respectively            9,979              (6,179)

Reclassification adjustment for net
  realized gain on investment
  securities available-for-sale, net
  of tax effect of ($1,096) and ($2)
  in 2004 and 2003, respectively                    (1,745)                 (3)
                                              ------------         -----------

Comprehensive earnings                        $    191,945             128,388
                                              ============         ===========

See accompanying notes to condensed consolidated financial statements.

                                       -3-

                            PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          (Amounts are in thousands, except per share and share amounts)

                                                     Nine Months Ended

                                          September 25, 2004  September 27, 2003
                                          ------------------  ------------------
                                                        (Unaudited)
Revenues
--------
Sales                                         $ 13,778,043          12,431,825
Other operating income                              95,255              93,677
                                              ------------         -----------

    Total revenues                              13,873,298          12,525,502
                                              ------------         -----------

Costs and expenses
------------------
Cost of merchandise sold                        10,078,274           9,080,877
Operating and administrative expenses            2,904,323           2,715,619
                                              ------------         -----------

    Total costs and expenses                    12,982,597          11,796,496
                                              ------------         -----------

    Operating profit                               890,701             729,006
                                              ------------         -----------

Investment income, net                              23,663              15,574
Other income, net                                   15,350              21,533
                                              ------------         -----------

Earnings before income tax expense                 929,714             766,113

Income tax expense                                 343,198             282,925
                                              ------------         -----------

Net earnings                                  $    586,516             483,188
                                              ============         ===========

Weighted average number of common
  shares outstanding                           177,892,285         185,710,124
                                              ============         ===========

Basic and diluted earnings per common
  share based on weighted average shares
  outstanding                                 $       3.29                2.60
                                              ============         ===========

Cash dividends paid per common share          $        .45                 .40
                                              ============         ===========

                   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                    (Amounts are in thousands)

                                                     Nine Months Ended

                                          September 25, 2004  September 27, 2003
                                          ------------------  ------------------
                                                        (Unaudited)
Net earnings                                  $    586,516             483,188

Other comprehensive earnings
Unrealized gain on investment
  securities available-for-sale,
  net of tax effect of $593 and
  $594 in 2004 and 2003, respectively                  942                 946

Reclassification adjustment for net
  realized gain on investment
  securities available-for-sale, net
  of tax effect of ($880) and ($35)
  in 2004 and 2003, respectively                    (1,400)                (56)
                                              ------------         -----------

Comprehensive earnings                        $    586,058             484,078
                                              ============         ===========

See accompanying notes to condensed consolidated financial statements.

                                       -4-

                            PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts are in thousands)

                                                     Nine Months Ended

                                          September 25, 2004  September 27, 2003
                                          ------------------  ------------------
                                                        (Unaudited)

Cash flows from operating activities
------------------------------------
  Cash received from customers                $ 13,768,940          12,431,487
  Cash paid to employees and suppliers         (12,125,136)        (11,005,553)
  Dividends and interest received                   24,529              16,534
  Income taxes paid                               (237,297)           (262,595)
  Payment for self-insured claims                 (157,915)           (158,123)
  Other operating cash receipts                     84,202              79,904
  Other operating cash payments                     (6,189)             (6,948)
                                              ------------         -----------

      Net cash provided by operating
          activities                             1,351,134           1,094,706
                                              ------------         -----------

Cash flows from investing activities
------------------------------------
  Payment for property, plant and
    equipment                                     (325,227)           (442,007)
  Proceeds from sale of property, plant
    and equipment                                   45,171              29,582
  Payment for investment securities -
    available-for-sale (AFS)                      (414,609)           (266,306)
  Proceeds from sale and maturity of
    investment securities - AFS                    112,697             201,171
  Net (payments) proceeds to/from joint
    ventures and other investments                  (2,835)             10,164
  Other, net                                          (862)               (211)
                                              ------------         -----------

      Net cash used in investing activities       (585,665)           (467,607)
                                              ------------         -----------

Cash flows from financing activities
------------------------------------
  Proceeds from sale of common stock                60,493              48,199
  Payment for acquisition of common stock         (478,585)           (598,850)
  Dividends paid                                   (80,764)            (75,455)
  Other, net                                          (131)               (131)
                                              ------------         -----------

      Net cash used in financing activities       (498,987)           (626,237)
                                              ------------         -----------

Net increase in cash and cash equivalents          266,482                 862
                                              ------------         -----------

Cash and cash equivalents at beginning
  of period                                        277,072             207,523
                                              ------------         -----------

Cash and cash equivalents at end of period    $    543,554             208,385
                                              ============         ===========



See accompanying notes to condensed consolidated financial statements.
                                                                     (Continued)

                            PUBLIX SUPER MARKETS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           (Amounts are in thousands)

                                                     Nine Months Ended

                                          September 25, 2004  September 27, 2003
                                          ------------------  ------------------
                                                        (Unaudited)

Reconciliation of net earnings to net cash provided by operating activities

Net earnings                                    $  586,516             483,188

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                  276,152             257,743
    Retirement contributions payable in
      common stock                                 175,922             154,894
    Deferred income taxes                            7,323              18,338
    Loss on sale of property, plant and
      equipment                                     12,896              23,772
    Gain on sale of investments                     (2,280)                (91)
    Self-insurance reserves in excess of
      current payments                              46,048              36,529
    Postretirement accruals less than
      current payments                                 (53)             (1,391)
    Decrease in advance purchase allowances         (1,014)             (1,530)
    Other, net                                       3,146               1,051
    Change in cash from:
      Trade receivables                            (30,738)            (30,311)
      Merchandise inventories                       28,270               7,054
      Prepaid expenses                              (5,355)            (11,209)
      Accounts payable and accrued expenses        155,723             154,677
      Federal and state income taxes                98,578               1,992
                                                ----------           ---------

          Total adjustments                        764,618             611,518
                                                ----------           ---------

Net cash provided by operating activities       $1,351,134           1,094,706
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

2. Due to the seasonal nature of the Company's business, the results for the three months and nine months ended September 25, 2004 are not necessarily indicative of the results for the entire 2004 fiscal year.

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

                            PUBLIX SUPER MARKETS, INC.



Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents and short-term and long-term investments totaled approximately $1,227.9 million at September 25, 2004, compared to $648.2 million at September 27, 2003. Net cash provided by operating activities was approximately $1,351.1 million for the nine months ended September 25, 2004, as compared to $1,094.7 million for the nine months ended September 27, 2003. Due to the hurricanes described below, the Company received an extension on its Federal income tax payment due September 15, 2004 until December 30, 2004. The delay in this tax payment increased net cash provided by operating activities by $95.0 million. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

     Net cash used in investing activities was approximately $585.7 million for the nine months ended September 25, 2004, as compared to $467.6 million for the nine months ended September 27, 2003. The primary use of net cash in investing activities was funding capital expenditures and purchasing investments. During the nine months ended September 25, 2004, capital expenditures totaled approximately $325.2 million. These expenditures were primarily incurred in connection with opening 28 net new supermarkets (36 new supermarkets opened and eight supermarkets closed) and remodeling or expanding 55 supermarkets. Net new supermarkets added an additional 1.2 million square feet in the nine months ended September 25, 2004, a 3.3% increase. The average cost per supermarket opened during the nine months ended September 25, 2004 was less than the average cost per supermarket opened during the nine months ended September 27, 2003. Significant expenditures were also incurred in the construction and expansion of warehouses and new or enhanced information technology applications. During the nine months ended September 27, 2003, capital expenditures totaled approximately $442.0 million. These expenditures were primarily incurred in connection with opening 35 net new supermarkets (49 new supermarkets opened and 14 supermarkets closed) and remodeling or expanding 63 supermarkets. Net new supermarkets added an additional 2.0 million square feet in the nine months ended September 27, 2003, a 6.1% increase. Significant expenditures were also incurred in the expansion of warehouses and new or enhanced information technology applications.

     Capital expenditures for the remainder of 2004, primarily consisting of new supermarkets, remodeling and expanding certain existing supermarkets, construction and expansion of warehouses and new or enhanced information technology applications, are expected to be approximately $144.8 million. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

     Net cash used in financing activities was approximately $499.0 million for the nine months ended September 25, 2004, as compared to $626.2 million for the nine months ended September 27, 2003. The primary use of net cash in financing activities was funding net common stock repurchases. The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan, Non-Employee Directors Stock Purchase Plan, 401(k) Plan and Employee Stock Ownership Plan. Net common stock repurchases totaled approximately $418.1 million for the nine months ended September 25, 2004, as compared to $550.7 million for the nine months ended
September 27, 2003. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value in amounts similar to those in prior years. However, such repurchases are not required and the Company retains the right to discontinue them at any time.

     The Company paid an annual cash dividend on its common stock of $.45 per share or approximately $80.8 million, on June 1, 2004, to stockholders of record as of the close of business April 19, 2004.

     In December 2003, the Company renewed an agreement for a committed line of credit totaling $100 million. This 364-day line of credit facility is available to fund liquidity requirements if necessary. The interest rate is based on LIBOR or prime. There were no amounts outstanding on this line of credit as of September 25, 2004.

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

Hurricane Impact
----------------

     During the third quarter ended September 25, 2004, the Company and the State of Florida experienced an unprecedented four major hurricanes in six weeks. The Company recorded the effect of these hurricanes, Charley, Frances, Ivan and Jeanne, in the third quarter of 2004.

     Store closings occurred throughout the Company due to weather conditions and evacuations of certain areas. Almost all affected stores were reopened within 24 hours, operating on generator power if normal power had not been restored. All stores were reopened within five days.

     The impact of the four hurricanes on the Company did not have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company estimates that its inventory losses due to power outages and additional distribution costs included in cost of merchandise sold related to the four hurricanes was approximately $58.0 million. The estimate of the additional operating and administrative expenses related to the four hurricanes was approximately $5.0 million. These expenses were primarily related to facility repairs and disposal fees for inventory lost due to power outages. The Company estimates the profit on the incremental sales resulting from repeated cycles of customers stocking up and replenishing as well as sales of hurricane supplies largely offset the losses incurred by the Company. Any potential recovery of losses incurred by the Company from insurance coverage is not expected to be material.

Results of Operations
---------------------

     Sales for the third quarter ended September 25, 2004, were $4.6 billion as compared to $4.0 billion in the same quarter in 2003, an increase of $586.4 million or a 14.5% increase. The Company estimates that its sales increased approximately $189.0 million or 4.7% from the impact of the hurricanes, approximately $211.3 million or 5.2% from net new supermarkets and an increase of approximately $186.1 million or 4.6% in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets) since the beginning of the third quarter of 2003.

     Sales for the nine months ended September 25, 2004, were $13.8 billion as compared to $12.4 billion for the nine months ended September 27, 2003, an increase of $1,346.2 million or a 10.8% increase. The Company estimates that its sales increased approximately $189.0 million or 1.5% from the impact of the hurricanes, approximately $635.1 million or 5.1% from net new supermarkets and an increase of approximately $522.1 million or 4.2% in comparable store sales since the beginning of 2003.

     Gross profit, as a percentage of sales, was approximately 26.1% and 26.5% for the three months ended September 25, 2004 and September 27, 2003, respectively. These gross profit percentages were approximately 26.9% and 27.0% for the nine months ended September 25, 2004 and September 27, 2003, respectively. The decreases in gross profit for the three months and nine months ended September 25, 2004, were primarily due to the inventory losses and additional distribution costs related to the hurricanes discussed above. During 2003, the Company modified its calculation of cost of merchandise sold to improve the comparability of the Company's gross profit to others in the food retailing industry.

     Operating and administrative expenses, as a percentage of sales, were approximately 20.9% and 22.5% for the three months ended September 25, 2004 and September 27, 2003, respectively. The decrease in operating and administrative expenses as a percentage of sales during the three months ended September 25, 2004, was primarily due to the incremental sales from the hurricanes discussed above and the closure of PublixDirect, LLC, ("PublixDirect") during the third quarter of 2003 described below. The hurricanes decreased operating and administrative expenses as a percentage of sales in 2004 and the closure of PublixDirect increased the operating and administrative expenses as a percentage of sales in 2003.

     Operating and administrative expenses, as a percentage of sales, were approximately 21.1% and 21.8% for the nine months ended September 25, 2004 and September 27, 2003, respectively. The decrease in operating and administrative expenses as a percentage of sales during the nine months ended September 25, 2004, was primarily due to the incremental sales from the hurricanes and the closure of PublixDirect as described above. Additionally, the decrease in operating and administrative expenses as a percentage of sales during the nine months ended September 25, 2004, was due to decreases in payroll, workers' compensation and repair and maintenance costs which were partially offset by increases in utilities and health insurance costs. The operating and administrative expenses as a percentage of sales for the three months and nine months ended September 27, 2003, were adjusted due to the modification of the cost of merchandise sold calculation discussed above.

     During the third quarter of 2003, the Company announced its decision to close its online grocery shopping service operated under its wholly owned subsidiary, PublixDirect. As a result of the decision to close PublixDirect effective August 23, 2003, the Company recorded an expense of $30.0 million during the third quarter of 2003. The expense recorded represented approximately $17.0 million in asset impairments, $10.0 million in operating lease obligations and $3.0 million in payroll obligations and other costs. The expense was recognized in the Company's condensed consolidated statements of earnings and is included in operating and administrative expenses. The impact of the expense recorded on net earnings was approximately $18.0 million or $.10 per share for the three months and nine months ended September 27, 2003.

     Net earnings were $183.7 million or $1.04 per share and $134.6 million or $.74 per share for the three months ended September 25, 2004 and September 27, 2003, respectively. Net earnings were $586.5 million or $3.29 per share and $483.2 million or $2.60 per share for the nine months ended September 25, 2004 and September 27, 2003, respectively.

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

Item 4.  Controls and Procedures
--------------------------------

     As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended September 25, 2004, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
----------------------------------------------------------------------

     The Company did not have any unregistered sales of equity securities during the three months ended September 25, 2004.


                     Issuer Purchases of Equity Securities
                     -------------------------------------

     Shares of common stock repurchased by the Company during the three months ended September 25, 2004 were as follows:

                                                   Total
                                                 Number of         Approximate
                                                  Shares           Dollar Value
                                                Purchased as        of Shares
                       Total       Average    Part of Publicly   that May Yet Be
                     Number of      Price        Announced       Purchased Under
                      Shares       Paid per      Plans or          the Plans or
Period               Purchased      Share        Programs(1)        Programs(1)
------               ---------      -----        -----------        -----------

June 27, 2004
  through
July 31, 2004          260,649     $ 52.25          N/A                N/A

August 1, 2004
  through
August 28, 2004      1,022,729       58.50          N/A                N/A

August 29, 2004
  through
September 25, 2004   1,590,088       58.50          N/A                N/A
                     ---------     -------

  Total              2,873,466     $ 57.93          N/A                N/A
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

      The Company's common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended September 25, 2004 required to be disclosed in the last two columns of the table.

Item 3.    Defaults Upon Senior Securities
------------------------------------------

     Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

     Not Applicable.

Item 5.    Other Information
----------------------------

     Not Applicable.

Item 6.    Exhibits
-------------------

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




                           PUBLIX SUPER MARKETS, INC.



Date:  November 2, 2004    /s/ John A. Attaway, Jr.
                           ------------------------------------------
                           John A. Attaway, Jr., Secretary



Date:  November 2, 2004    /s/ David P. Phillips
                           ------------------------------------------
                           David P. Phillips, Chief Financial Officer
                           and Treasurer (Principal Financial and
                           Accounting Officer)