Form 10-K
period 2004-12-25
PUBLIX SUPER MARKETS INC
filed 2005-03-10
CIK 81061

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 25, 2004

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

3300 Publix Corporate Parkway
Lakeland, Florida                                         33811
---------------------------------------                 --------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code: (863) 688-1188
                                                    --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Indicate by check mark whether the Registrant is an accelerated filer.

Yes    X       No
    -------       -------

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 2, 2005 was approximately $5,289,122,000.

The number of shares of Registrant's common stock outstanding as of February 2, 2005 was 172,233,759.

                       DOCUMENTS INCORPORATED BY REFERENCE

Pages 2 through 12 of the Proxy Statement solicited for the 2005 Annual Meeting of Stockholders to be held on April 12, 2005 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III hereof.

                              TABLE OF CONTENTS


                                                                        Page
                                                                        ----
                                     PART I

Item 1.  Business                                                         1
Item 2.  Properties                                                       2
Item 3.  Legal Proceedings                                                3
Item 4.  Submission of Matters to a Vote of Security Holders              3
         Executive Officers of the Company                                4

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities              8
Item 6.  Five Year Summary of Selected Financial Data                    10
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           11
Item 7A. Quantitative and Qualitative Disclosures About Market Risk 19 Management's Report on Internal Control over
           Financial Reporting                                           20
Item 8.  Financial Statements and Supplementary Data                     21
Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                      46
Item 9A. Controls and Procedures                                         46
Item 9B. Other Information                                               46

                                    PART III

Item 10. Directors and Executive Officers of the Registrant              47
Item 11. Executive Compensation                                          47
Item 12. Security Ownership of Certain Beneficial Owners
           and Management                                                47
Item 13. Certain Relationships and Related Transactions                  47
Item 14. Principal Accounting Fees and Services                          47

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules                         48

                                     PART I

Item 1.  Business
-----------------

     Publix Super Markets, Inc. and its wholly owned subsidiaries, hereinafter collectively referred to as the "Company," are in the primary business of operating retail food supermarkets in Florida, Georgia, South Carolina, Alabama and Tennessee. The Company has no other significant lines of business or industry segments.

Merchandising and manufacturing
-------------------------------
     The Company's supermarkets sell groceries, dairy, produce, deli, bakery, meat, seafood, housewares and health and beauty care items. Many supermarkets also have pharmacy and floral departments. In addition, the Company has agreements with commercial banks to operate in many of its supermarkets.

     The Company's lines of merchandise include a variety of nationally advertised and private label brands, as well as unbranded merchandise such as produce, meat and seafood. These products are delivered through Company distribution centers or directly from manufacturers and wholesalers. The Company receives the food and non-food products it distributes from many sources. These products are generally available in sufficient quantities to enable the Company to adequately satisfy its customers. The Company believes that its sources of supply of these products and raw materials used in manufacturing are adequate for its needs and that it is not dependent upon a single or relatively few suppliers. Private label items are produced in the Company's dairy, bakery and deli manufacturing facilities or are manufactured for the Company by outside suppliers.

     The Company has experienced no significant changes in the kinds of products sold or in its methods of distribution since the beginning of the fiscal year.

Store operations
----------------
     The Company operated 850 supermarkets at the end of 2004, compared with 801 at the beginning of the year. In 2004, 57 supermarkets were opened, eight supermarkets were closed and 71 supermarkets were expanded or remodeled. The net increase in square footage was 2.1 million square feet or 5.7% since 2003. At the end of 2004, the Company had 626 supermarkets located in Florida, 159 in Georgia, 37 in South Carolina, 21 in Alabama and seven in Tennessee. Also, as of year end, the Company had 12 supermarkets under construction in Florida, two in Georgia and two in Tennessee.

Competition
-----------
     The Company is engaged in a highly competitive industry. Competition is based primarily on price, quality of goods and service, convenience and product mix. The Company's primary competition throughout its market areas is with several national and regional supermarket chains, independent supermarkets, supercenters, membership warehouse clubs, mass merchandisers, dollar stores and drug stores. The Company anticipates continued competitor format innovation and location additions in 2005.

Working capital
---------------
     The Company's working capital at the end of 2004 consisted of $1,899.4 million in current assets and $1,677.8 million in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flow from operating activities presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Seasonality
-----------
The influx of winter residents to Florida and increased purchases of food during the traditional Thanksgiving, Christmas and Easter holidays typically results in seasonal sales increases between November and April of each year.

Employees
---------
     The Company had approximately 128,000 employees at the end of 2004, compared with 125,000 at the end of 2003. Of this total, approximately 69,000 at the end of 2004 and 2003 were not full-time employees. The Company considers its employee relations to be good.

Government regulation
---------------------
     Compliance by the Company with Federal, state and local environmental protection laws during 2004 had no material effect upon capital expenditures, earnings or the competitive position of the Company.

Company information
-------------------
     The Company makes available through its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The Company's website address is http://www.publix.com/stock.
                                 ---------------------------

Item 2.  Properties
-------------------

     At year end, the Company operated approximately 38.9 million square feet of supermarket space. The Company's supermarkets vary in size. Current supermarket prototypes range from 28,000 to 61,000 square feet. Supermarkets are often located in strip shopping centers where the Company is the anchor tenant.

     The majority of the Company's supermarkets are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by leases on other properties. At 61 locations, both the building and land are owned and at 39 other locations, the building is owned while the land is leased.

     The Company supplies its supermarkets from eight distribution centers located in Lakeland, Miami, Jacksonville, Sarasota, Orlando, Deerfield Beach and Boynton Beach, Florida, and Lawrenceville, Georgia.

     The Company operates six manufacturing facilities including three dairy plants located in Lakeland and Deerfield Beach, Florida, and Lawrenceville, Georgia, two bakery plants located in Lakeland, Florida and Atlanta, Georgia and a deli plant located in Lakeland, Florida.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None

                        EXECUTIVE OFFICERS OF THE COMPANY
                        ---------------------------------

                                                                      Served as
                                                Nature of Family      Officer of
                                                Relationship          Company
Name                     Age  Position          Between Officers      Since
----                     ---  --------          ----------------      -----

Charles H. Jenkins, Jr.  61   Chief Executive   Cousin of              1974
                              Officer           William E. Crenshaw

William E. Crenshaw      54   President         Cousin of              1990
                                                Charles H. Jenkins, Jr.

Hoyt R. Barnett          61   Vice Chairman                            1977

John A. Attaway, Jr.     46   Senior Vice President,                   2000
                              General Counsel and
                              Secretary

David E. Bornmann        47   Vice President                           1998

David E. Bridges         55   Vice President                           2000

R. Scott Charlton        46   Vice President                           1992

G. Gino DiGrazia         42   Vice President                           2002
                              and Controller

David S. Duncan          51   Vice President                           1999

William V. Fauerbach     58   Vice President                           1997

John R. Frazier          55   Vice President                           1997

Linda S. Hall            45   Vice President                           2002

M. Clayton Hollis, Jr.   48   Vice President                           1994

John T. Hrabusa          49   Senior Vice President                    2004

Mark R. Irby             49   Vice President                           1989

Randall T. Jones, Sr.    42   Vice President                           2003

Linda S. Kane            39   Vice President and                       2000
                              Assistant Secretary

James J. Lobinsky        65   Senior Vice President                    1992

Thomas M. McLaughlin     54   Vice President                           1994

Sharon A. Miller         61   Assistant Secretary                      1992

                        EXECUTIVE OFFICERS OF THE COMPANY
                        ---------------------------------

                                                                      Served as
                                                Nature of Family      Officer of
                                                Relationship          Company
Name                     Age  Position          Between Officers      Since
----                     ---  --------          ----------------      -----

Robert H. Moore          62   Vice President                           1994

Dale S. Myers            52   Vice President                           2001

Alfred J. Ottolino       39   Vice President                           2004

David P. Phillips        45   Chief Financial                          1990
                              Officer and Treasurer

James H. Rhodes II       60   Vice President                           1995

Daniel M. Risener        64   Senior Vice President                    1985
                              and Chief Information
                              Officer

Richard J. Schuler II    49   Vice President                           2000

Edward T. Shivers        65   Vice President                           1985

Sandra J. Woods          45   Vice President                           2002
                              and Controller


The terms of all officers expire in May 2005 or upon the election of their successors.

Name                      Business Experience During Last Five Years
----                      ------------------------------------------

Charles H. Jenkins, Jr.   Chairman of the Executive  Committee of the Company to
                          June 2000,  Chairman of the  Executive  Committee  and
                          Chief Operating  Officer to May 2001,  Chief Executive
                          Officer thereafter.

William E. Crenshaw       President of the Company.

Hoyt R. Barnett           Vice  Chairman  of  the  Company  and  Trustee  of the
                          Employee Stock Ownership Plan.

John A. Attaway, Jr.      Corporate Counsel of the Company to May 2000,  General
                          Counsel and  Secretary  to January  2005,  Senior Vice
                          President, General Counsel and Secretary thereafter.

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

David S. Duncan           Vice President of the Company.

William V. Fauerbach      Vice President of the Company.

John R. Frazier           Vice President of the Company.

Linda S. Hall             Director of  Internal  Audit to  November  2002,  Vice
                          President thereafter.

M. Clayton Hollis, Jr.    Vice President of the Company.

John T. Hrabusa           Vice  President of Office  Depot,  Inc. to March 2004,
                          Vice President of the Company to January 2005,  Senior
                          Vice President thereafter.

Mark R. Irby              Vice President of the Company.

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

Name                      Business Experience During Last Five Years
----                      ------------------------------------------

Robert H. Moore           Vice President of the Company.

Dale S. Myers             Regional  Director  of Retail  Operations  -  Lakeland
                          Division of the Company to July 2001, Vice President thereafter.

Alfred J. Ottolino        Vice President of Wakefern Food  Corporation from June
                          1998  to  June  2003,  Vice  President  of  Winn-Dixie
                          Stores,  Inc.  from  July  2003 to  March  2004,  Vice
                          President of the Company thereafter.

David P. Phillips         Chief Financial Officer and Treasurer of the Company.

James H. Rhodes II        Vice President of the Company.

Daniel M. Risener         Senior Vice President and Chief Information Officer of
                          the Company.

Richard J. Schuler II     Miami  Distribution  Manager  of the  Company  to June
                          2000, Vice President thereafter.

Edward T. Shivers         Vice President of the Company.

Sandra J. Woods           Director of  Corporate  Accounting  to May 2002,  Vice
                          President and Controller thereafter.

                                     PART II

Item 5.  Market for the Registrant's Common Equity,  Related Stockholder Matters
--------------------------------------------------------------------------------
         and Issuer Purchases of Equity Securities
         -----------------------------------------

(a)  Market Information
-----------------------

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

     Because there is no trading of the Company's common stock on a public stock exchange, the market price of the Company's common stock is determined by the Board of Directors based upon quarterly appraisals prepared by an independent appraiser. The market price for 2004 and 2003 was as follows:

                                                        2004          2003
                                                        ----          ----

            January - February                        $46.50         37.00
            March - April                              51.50         38.50
            May - July                                 52.25         37.50
            August - October                           58.50         42.25
            November - December                        58.50         46.50

(b)  Approximate Number of Equity Security Holders
--------------------------------------------------

     As of February 2, 2005, the approximate number of holders of the Company's common stock was 91,000.

(c)  Dividends
--------------

     The Company paid an annual cash dividend of $.45 per share of common stock in 2004 and $.40 per share in 2003. Payment of dividends is within the discretion of the Company's Board of Directors and depends on, among other factors, earnings, capital requirements and the operating and financial condition of the Company. It is believed that comparable cash dividends will be paid in the future.

(d)  Purchases of Equity Securities by the Issuer
-------------------------------------------------

                     Issuer Purchases of Equity Securities
                     -------------------------------------

     Shares of common stock repurchased by the Company during the three months ended December 25, 2004 were as follows:

                                                    Total
                                                  Number of        Approximate
                                                   Shares          Dollar Value
                                                 Purchased as       of Shares
                          Total      Average   Part of Publicly  that May Yet Be
                        Number of     Price       Announced      Purchased Under
                         Shares      Paid per     Plans or         the Plans or
     Period             Purchased     Share       Programs(1)       Programs(1)
     ------             ---------     -----       -----------       -----------

     September 26, 2004
       through
     October 30, 2004     941,563    $58.50          N/A               N/A

     October 31, 2004
       through
     November 27, 2004    643,391     58.50          N/A               N/A

     November 28, 2004
       through
     December 25, 2004    465,159     58.50          N/A               N/A
                        ---------    ------

       Total            2,050,113    $58.50          N/A               N/A
                        =========    ======


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

         The Company's common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended December 25, 2004 required to be disclosed in the last two columns of the table.



Item 6.  Five Year Summary of Selected Financial Data
-----------------------------------------------------



                                  2004         2003         2002         2001         2000
                                  ----         ----         ----         ----         ----

Sales:
  Sales                       $18,554,486   16,760,749   15,851,301   15,209,824   14,522,366
  Percent increase                  10.7%         5.7%         4.2%         4.7%        11.2%
  Comparable store sales
    percent increase
    (decrease)                       5.7%         0.0%        (0.7%)        3.9%         4.1%

Earnings:
  Gross profit                $ 4,976,746    4,485,617    4,229,539    3,857,254    3,635,622
  Earnings before income
    tax expense               $ 1,295,011    1,047,089    1,002,830      826,823      823,553
  Net earnings                $   819,383      660,933      632,404      530,421      530,406
  Net earnings as a
    percent of sales                4.42%        3.94%        3.99%        3.49%        3.65%

Common stock:
  Weighted average
    shares outstanding        176,775,733  184,112,742  194,466,212  202,171,794  210,145,666
  Basic and diluted
    earnings per
    common share,
    based on weighted
    average shares
    outstanding               $      4.64         3.59         3.25         2.62         2.52
  Cash dividends per
    share                     $       .45          .40          .33          .32          .27

Financial data:
  Capital expenditures        $   403,373      563,576      635,891      656,422      558,133
  Working capital             $   221,583      209,941      127,870       49,328      193,088
  Current ratio                      1.13         1.15         1.10         1.04         1.16
  Total assets                $ 5,964,271    5,150,717    4,789,602    4,408,187    4,250,067
  Stockholders' equity        $ 3,585,716    3,169,310    3,008,068    2,762,551    2,662,435

Stores:
  Number of supermarkets              850          801          741          684          647
  Number of convenience
    stores                              5            4            4            2            -


NOTE: Amounts are in thousands, except shares outstanding, per share amounts and number of stores. Fiscal year 2000 includes 53 weeks. All other years include 52 weeks.

Certain prior year amounts have been reclassified to conform to the 2004 presentation.

                                      10

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Overview
--------

     The Company is primarily engaged in the retail supermarket business, operating stores in Florida, Georgia, South Carolina, Alabama and Tennessee. The Company has no other significant lines of business or industry segments. As of December 25, 2004, the Company operated 850 supermarkets representing approximately 38.9 million square feet of supermarket space.

     In 2001, the Company began piloting a convenience store concept. As of December 25, 2004, the Company operated five convenience stores. In 2002, the Company acquired a minority interest in Crispers, a casual dining restaurant chain based in Lakeland, Florida. In 2004, the Company increased its ownership in Crispers to a majority position. As of December 25, 2004, Crispers operated 26 restaurants, all located in Florida.

     In 2004, the Company began piloting a liquor store concept. The liquor stores are located adjacent to the Company's supermarkets. As of December 25, 2004, the Company operated five liquor stores in Florida.

     At the end of fiscal year 2004, the Company had 626 supermarkets located in Florida, 159 in Georgia, 37 in South Carolina, 21 in Alabama and seven in Tennessee. The Company opened 32 supermarkets in Florida, 13 supermarkets in Georgia, nine supermarkets in Alabama and three supermarkets in South Carolina during 2004.

     The Company's revenues are earned and cash is generated as merchandise is sold to customers in the supermarkets. Income is earned by selling merchandise at price levels that produce sales revenues in excess of cost of merchandise sold and operating and administrative expenses. The Company has historically been able to increase revenues and net profits from year to year. Further, the Company has historically been able to meet its cash requirements from internally generated funds without the need to generate cash through debt financing. The Company's year end cash balances are impacted by capital expenditures and stock repurchases during the year.

     The Company sells a variety of merchandise to generate revenues. This merchandise includes groceries, dairy, produce, deli, bakery, meat, seafood, housewares and health and beauty care items. Many of the Company's supermarkets also have pharmacy and floral departments. Merchandise includes a mix of nationally advertised and private label brands. Private label brands play an increasingly important role in the Company's merchandising strategy.

Operating Environment
---------------------

     The Company is engaged in the highly competitive retail food industry. Competition is based primarily on price, quality of goods and service, convenience and product mix. In addition, the Company competes with other retailers for prime retail site locations. The Company competes with retailers as well as other labor market competitors in attracting and retaining quality employees. The Company's primary competition throughout its market areas is with several national and regional traditional supermarket chains and independent supermarkets, as well as non-traditional competition such as supercenters, membership warehouse clubs, mass merchandisers, dollar stores and drug stores. As a result of the highly competitive environment, traditional supermarkets, including the Company, face increasing business challenges. There has been a trend in recent years for traditional supermarkets to lose market share to non-traditional competition. The success of the Company, in particular its ability to retain its customers, depends on its ability to meet the business challenges created by this competitive environment.

     In order to meet the competitive challenges facing the Company, management continues to focus on the Company's core strategies: customer service, product quality, shopping environment and competitive pricing. The Company has implemented several strategic business and technology initiatives as part of the execution of these core strategies. The Company believes these core strategies and related strategic initiatives differentiate it from competition and present opportunities for increased market share and sustained financial growth.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents and short-term and long-term investments totaled approximately $1,390.4 million at December 25, 2004, compared to $674.6 million and $591.9 million at December 27, 2003 and December 28, 2002, respectively.

Net cash provided by operating activities
-----------------------------------------
     Net cash provided by operating activities was approximately $1,643.2 million for the year ended December 25, 2004, as compared with $1,303.7 million and $1,211.0 million for the years ended December 27, 2003 and December 28, 2002, respectively. Due to the hurricanes described below, the Company received an extension on its Federal income tax payments due September 15, 2004 and December 15, 2004 until December 30, 2004. The delay in these tax payments increased net cash provided by operating activities by $190.0 million. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities
-------------------------------------
     Net cash used in investing activities was approximately $950.3 million for the year ended December 25, 2004, as compared with $526.5 million and $625.5 million for the years ended December 27, 2003 and December 28, 2002, respectively. The primary use of net cash in investing activities was funding capital expenditures and purchasing investments. During the year ended December 25, 2004, capital expenditures totaled approximately $403.4 million. These expenditures were primarily incurred in connection with the opening of 49 net new supermarkets (57 new supermarkets opened and eight supermarkets closed) and remodeling or expanding 71 supermarkets. Net new supermarkets added an additional 2.1 million square feet in the year ended December 25, 2004, a 5.7% increase. The average cost per supermarket opened during the year ended December 25, 2004 was less than the average cost per supermarket opened during the year ended December 27, 2003. Significant expenditures were also incurred in the construction and expansion of warehouses and new or enhanced information technology applications. During the year ended December 27, 2003, capital expenditures totaled approximately $563.6 million. These expenditures were primarily incurred in connection with the opening of 60 net new supermarkets (78 new supermarkets opened and 18 supermarkets closed) and remodeling or expanding 80 supermarkets. Net new supermarkets added an additional 3.2 million square feet in the year ended December 27, 2003, a 9.4% increase. Significant expenditures were also incurred in the expansion of warehouses and new or enhanced information technology applications. During the year ended December 28, 2002, capital expenditures totaled approximately $635.9 million. These expenditures were primarily incurred in connection with the opening of 57 net new supermarkets (76 new supermarkets opened and 19 supermarkets closed) and remodeling or expanding 91 supermarkets. Net new supermarkets added an additional 2.7 million square feet in the year ended December 28, 2002, an 8.8% increase. Significant expenditures were also incurred in the expansion of warehouses, office construction and new or enhanced information technology applications.

Capital expenditure projection
------------------------------
     In 2005, the Company plans to open approximately 45 supermarkets. Although real estate development is unpredictable, the Company's 2005 new store growth represents a reasonable estimate of anticipated future growth. Capital expenditures for 2005, primarily consisting of new supermarkets, remodeling and expanding certain existing supermarkets, new or enhanced information technology applications and expansion of warehouses, are expected to be approximately $400.0 million. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities
-------------------------------------
     Net cash used in financing activities was approximately $599.7 million for the year ended December 25, 2004, as compared with $707.6 million and $589.3 million for the years ended December 27, 2003 and December 28, 2002, respectively. The primary use of net cash in financing activities was funding net common stock repurchases. The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan, Non-Employee Directors Stock Purchase Plan, 401(k) Plan and Employee Stock Ownership Plan. Net common stock repurchases totaled approximately $518.8 million for the year ended December 25, 2004, as compared with $632.0 million and $523.7 million for the years ended December 27, 2003 and December 28, 2002, respectively. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends
---------
     The Company paid an annual cash dividend on its common stock of $80.8 million or $.45 per share, $75.5 million or $.40 per share and $65.4 million or $.33 per share in 2004, 2003 and 2002, respectively.

Credit facility
---------------
     The Company's committed line of credit totaling $100 million expired on December 31, 2004. This 364-day line of credit facility was available to fund liquidity requirements if necessary. The interest rate was based on LIBOR or prime. There were no amounts outstanding on this line of credit as of December 25, 2004. Since the Company did not require additional liquidity, this line of credit facility was not renewed.

Cash requirements
-----------------
     In 2005, the cash requirements for current operations, capital expenditures and common stock repurchases are expected to be financed by internally generated funds or liquid assets. Based on the Company's financial position, it is expected that short-term and long-term borrowings would be readily available to support the Company's liquidity requirements if needed.



Contractual Obligations
-----------------------

Following is a summary of contractual obligations as of December 25, 2004:

                                             Payments Due by Period
                                             ----------------------

                                                         2006 -      2008 -    There-
                                   Total      2005       2007        2009      after
                                   -----      ----       ----        ----      -----
                                            (Amounts are in thousands)

Contractual Obligations:

  Operating leases (1)         $4,323,140   336,938    654,876     611,793   2,719,533
  Purchase obligations (2)(3)     431,527   407,454     23,235         388         450
  Other long-term
    liabilities reflected
    on the Company's Balance
    Sheet under GAAP (4)          224,443       ---    224,443         ---         ---
                               ----------   -------    -------     -------   ---------

      Total                    $4,979,110   744,392    902,554     612,181   2,719,983
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

(3) As of December 25, 2004, the Company had $6.8 million outstanding in trade letters of credit and $2.1 million outstanding in standby letters of credit to support certain of these purchase obligations.

(4) Includes standby letters of credit of $224.4 million for the benefit of the Company's insurance carriers for the self-insured portion of workers' compensation and fleet liability. The estimated amounts of these liabilities are included in the Company's consolidated balance sheets.


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

     The impact of the four hurricanes on the Company did not have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company estimated that its inventory losses due to power outages and additional distribution costs included in cost of merchandise sold related to the four hurricanes was approximately $58.0 million. The estimate of the additional operating and administrative expenses related to the four hurricanes was approximately $5.0 million. These expenses were primarily related to facility repairs and disposal fees for inventory lost due to power outages. The Company estimated the profit on the incremental sales resulting from repeated cycles of customers stocking up and replenishing as well as sales of hurricane supplies largely offset the losses incurred by the Company. The losses incurred by the Company are below the insurance policy deductible limits so there will be no recovery of the losses from insurance coverage.

Results of Operations
---------------------

     The Company's fiscal year ends on the last Saturday in December. Fiscal years 2004, 2003 and 2002 included 52 weeks.

Sales
-----
     Sales for 2004 were $18.6 billion as compared with $16.8 billion in 2003, an increase of $1,793.7 million or a 10.7% increase. The Company estimates that its sales increased approximately $833.7 million or 5.0% from net new supermarkets and approximately $960.0 million or 5.7% in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets) since the beginning of 2003. Included in comparable store sales is approximately $189.0 million or 1.1% of sales related to the impact of the hurricanes described above. Sales for 2003 were $16.8 billion as compared with $15.9 billion in 2002, an increase of $909.4 million or a 5.7% increase. All of this increase was from net new supermarkets since the beginning of 2002 as comparable store sales were unchanged. Sales for 2002 were $15.9 billion as compared with $15.2 billion in 2001, an increase of $641.5 million or a 4.2% increase. This reflects an increase of $748.5 million or 4.9% from net new supermarkets and a decrease of $107.0 million or 0.7% in comparable store sales since the beginning of 2001. During the first quarter of 2002, the Company modified its calculation of comparable store sales to include replacement supermarkets. The comparable store sales calculation was modified to improve the comparability of this key performance measure to others in the food retailing industry.

Gross profit
------------
     Gross profit, as a percentage of sales, was approximately 26.8% in 2004 and 2003 as compared with 26.7% in 2002, respectively. In 2004, gross profit remained relatively unchanged compared to 2003 and 2002. During 2003, the Company modified its calculation of cost of merchandise sold to improve the comparability of the Company's gross profit to others in the food retailing industry.

Operating and administrative expenses
-------------------------------------
     Operating and administrative expenses, as a percentage of sales, were approximately 20.9%, 21.6% and 21.3% in 2004, 2003 and 2002, respectively. The decrease in operating and administrative expenses as a percentage of sales was due to the incremental sales from the hurricanes discussed above and the closure of PublixDirect, LLC, ("PublixDirect") during 2003 described below. The hurricanes decreased operating and administrative expenses as a percentage of sales in 2004 and the closure of PublixDirect increased the operating and administrative expenses as a percentage of sales in 2003. Additionally, the decrease in operating and administrative expenses as a percentage of sales during 2004 was primarily due to decreases in payroll, workers' compensation and repair and maintenance costs, which were partially offset by increases in health insurance and certain facilities costs. The increase during 2003 in operating and administrative expenses as a percentage of sales was primarily due to the closure of PublixDirect as well as increases in certain facilities costs and other expenses, which were partially offset by decreases in payroll and employee benefit costs. The operating and administrative expenses as a percentage of sales for prior years were adjusted due to the modification of the cost of merchandise sold calculation noted above.

Income taxes
------------
     The effective income tax rates were 36.7% in 2004 and 36.9% in 2003 and 2002, respectively. The effective income tax rates differ from the expected Federal statutory rate of 35.0% in all years primarily due to the impact of state income taxes, partially offset by the Federal benefit of state income taxes, tax exempt interest and dividends paid to ESOP participants.

PublixDirect closure
--------------------
     During the third quarter of 2003, the Company announced its decision to close its online grocery shopping service operated under its wholly owned subsidiary, PublixDirect. As a result of the decision to close PublixDirect effective August 23, 2003, the Company recorded an expense of $30.0 million during the third quarter of 2003. The expense recorded represented approximately $17.0 million in asset impairments, $10.0 million in operating lease obligations and $3.0 million in payroll obligations and other costs. The expense was recognized in the Company's consolidated statements of earnings and is included in operating and administrative expenses. The impact of the expense recorded on net earnings was approximately $18.0 million or $.10 per share for the fiscal year ended December 27, 2003.

Impact of inflation
-------------------
     In recent years, the impact of inflation on the Company's product costs has been lower than the overall increase in the Consumer Price Index.

Net earnings
------------
     Net earnings were $819.4 million or $4.64 per share, $660.9 million or $3.59 per share and $632.4 million or $3.25 per share for 2004, 2003 and 2002, respectively.

Accounting Standards
--------------------

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

     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 151, "Inventory Costs," (SFAS
151) effective for fiscal years beginning after June 15, 2005. SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those items be recognized as current period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

     In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standard No. 123, "Share-Based Payment," (SFAS 123(R)) effective for the first interim or annual reporting period beginning after June 15, 2005. SFAS 123(R) will require all stock-based compensation awards to be recorded at fair value as an expense in the Company's consolidated financial statements. The Company does not have any stock-based employee compensation; therefore, the adoption of SFAS 123(R) will have no effect on the Company's financial condition, results of operations or cash flows.

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

      Inventories
      -----------
      Inventories are valued at the lower of cost or market. The cost for substantially all of the Company's inventories was determined using the dollar value last-in, first-out method. Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to each similar merchandise category's ending retail value. The cost of all remaining inventories was determined using the first-in, first-out ("FIFO") method. The FIFO cost of inventory approximates replacement or current cost. The Company also reduces inventory for estimated losses related to shrink.

      Investments
      -----------
      The Company reviews its investments for other-than-temporary impairments based on criteria that include the extent to which cost exceeds market value, the duration of the market decline and the financial health of and prospects for the issuer. This review requires significant judgment. If market or issuer conditions decline, the Company may incur future impairments.

      Property, Plant and Equipment and Depreciation
      ----------------------------------------------
      Assets are recorded at cost and are depreciated using the straight-line method over their estimated useful lives or the terms of their leases, if shorter, as follows: buildings and improvements are at 10 - 40 years, furniture, fixtures and equipment are at 3 - 20 years and leasehold improvements are at 10 - 40 years. The Company considers lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured.

      Long-Lived Assets
      -----------------
      The Company reviews its long-lived assets for impairment under the provisions of Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. The Company's judgments regarding the existence of impairment indicators are based on market conditions and operational performance, such as operating profit and cash flows. The variability of these factors depends on a number of conditions, including uncertainty about future events; therefore, the Company's accounting estimates may change from period to period. These factors could cause the Company to conclude that impairment indicators exist and the applicable impairment tests could result in a determination that the value of long-lived assets is impaired, resulting in a write-down of the long-lived assets.

      Revenue Recognition
      -------------------
      Revenue is recognized at the point of sale for retail sales. Vendor coupons that are reimbursed are accounted for as sales. Coupons and other sales incentives offered by the Company that are not reimbursed are recorded as a reduction of sales.

      Cost of Merchandise Sold
      ------------------------
      Cost of merchandise sold includes costs of inventory and costs related to in-store production. Cost of merchandise sold also includes inbound freight charges, purchasing and receiving costs, warehousing costs and other costs of the Company's distribution network.

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

      Self-Insurance
      --------------
      Self-insurance reserves are established for health care, fleet liability, general liability and workers' compensation claims. These reserves are determined based on actual claims experience and an estimate of claims incurred but not reported, including, where necessary, actuarial studies. Actuarial projections of losses for general liability and workers' compensation are subject to a high degree of variability. The causes of variability include, but are not limited to, such factors as future inflation rates, future economic conditions, litigation trends and benefit level changes. The Company has insurance coverage for losses in excess of varying amounts.

Forward-Looking Statements
--------------------------

     From time to time, certain information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking information includes statements about the future performance of the Company, which is based on management's assumptions and beliefs in light of the information currently available to them. When used, the words "plan," "estimate," "project," "intend," "believe" and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to: competitive practices and pricing in the food and drug industries generally and particularly in the Company's principal markets; results of programs to control or reduce costs, improve buying practices and control shrink; results of programs to increase sales, including private-label sales, improve perishable departments and pricing and promotional programs; changes in the general economy; changes in consumer spending; changes in population, employment and job growth in the Company's principal markets; and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation, changes in state and Federal legislation or regulation, adverse determinations with respect to litigation or other claims, ability to recruit and retain employees, increases in operating costs, including but not limited to labor costs, credit card fees and utility costs, particularly electric utility costs, ability to construct new stores or complete remodels as rapidly as planned and stability of product costs. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. The Company assumes no obligation to update publicly these forward-looking statements.

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

       Management's Report on Internal Control over Financial Reporting
       ----------------------------------------------------------------


     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of the Company's internal control over financial reporting as of December 25, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment and these criteria, management believes that the Company's internal control over financial reporting was effective as of December 25, 2004.

     The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on management's assessment of the Company's internal control over financial reporting, which is included herein on page 23.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


            Index to Consolidated Financial Statements and Schedule

                                                                      Page
                                                                      ----

Reports of Independent Registered Public Accounting Firm               22

Consolidated Financial Statements:

  Consolidated Balance Sheets - December 25, 2004 and
    December 27, 2003                                                  24

  Consolidated Statements of Earnings - Years ended
    December 25, 2004, December 27, 2003 and December 28, 2002         26

  Consolidated Statements of Comprehensive Earnings - Years ended
    December 25, 2004, December 27, 2003 and December 28, 2002         27

  Consolidated Statements of Stockholders' Equity - Years ended
    December 25, 2004, December 27, 2003 and December 28, 2002         28

  Consolidated Statements of Cash Flows - Years ended
    December 25, 2004, December 27, 2003 and December 28, 2002         29

  Notes to Consolidated Financial Statements                           31




The following consolidated financial statement schedule of the Company for the years ended December 25, 2004, December 27, 2003 and December 28, 2002 is submitted herewith:


Schedule:
  II - Valuation and Qualifying Accounts                               45


All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------



The Board of Directors and Stockholders
Publix Super Markets, Inc.:

We have audited the  accompanying  consolidated  balance  sheets of Publix Super
Markets,  Inc.  and  subsidiaries  (the  "Company")  as of December 25, 2004 and
December  27,  2003,  and  the  related  consolidated  statements  of  earnings, comprehensive earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 25, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Tampa, Florida
February 22, 2005

            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------


The Board of Directors and Stockholders
Publix Super Markets, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Publix Super Markets, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Publix Super Markets, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, Publix Super Markets, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003, and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 25, 2004, and our report dated February 22, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Tampa, Florida
February 22, 2005



                            PUBLIX SUPER MARKETS, INC.

                           Consolidated Balance Sheets

                              December 25, 2004 and
                                December 27, 2003


                 Assets                                2004           2003
                 ------                                ----           ----

                                                   (Amounts are in thousands)
Current assets:
  Cash and cash equivalents                        $  370,288        277,072
  Short-term investments                              101,718         16,661
  Trade receivables                                   289,455        241,101
  Merchandise inventories                           1,054,183        981,456
  Deferred tax assets                                  71,934         55,479
  Prepaid expenses                                     11,804          9,778
                                                   ----------      ---------

       Total current assets                         1,899,382      1,581,547
                                                   ----------      ---------



Long-term investments                                 918,443        380,852
Other noncurrent assets                                18,372          1,119

Property, plant and equipment:
  Land                                                159,023        174,283
  Buildings and improvements                        1,096,776      1,108,605
  Furniture, fixtures and equipment                 3,160,507      2,936,339
  Leasehold improvements                              912,689        833,569
  Construction in progress                             72,765         88,015
                                                   ----------      ---------

                                                    5,401,760      5,140,811

  Less accumulated depreciation                     2,273,686      1,953,612
                                                   ----------      ---------

       Net property, plant and equipment            3,128,074      3,187,199
                                                   ----------      ---------

                                                   $5,964,271      5,150,717
                                                   ==========      =========




See accompanying notes to consolidated financial statements.











       Liabilities and Stockholders' Equity            2004           2003
       ------------------------------------            ----           ----

                                                    (Amounts are in thousands,
                                               except par value and share amounts)

Current liabilities:
  Accounts payable                                 $  762,655        724,228
  Accrued expenses:
    Contribution to retirement plans                  290,136        244,848
    Self-insurance reserves                           115,010        123,462
    Salaries and wages                                 90,069         76,050
    Other                                             187,451        190,510
                                                   ----------      ---------

       Total accrued expenses                         682,666        634,870
                                                   ----------      ---------

    Federal and state income taxes                    232,478         12,508
                                                   ----------      ---------

       Total current liabilities                    1,677,799      1,371,606

Deferred tax liabilities, net                         313,073        284,458
Self-insurance reserves                               240,821        202,737
Accrued postretirement benefit cost                    68,101         67,960
Other noncurrent liabilities                           78,761         54,646
                                                   ----------      ---------

       Total liabilities                            2,378,555      1,981,407
                                                   ----------      ---------

Stockholders' equity:
  Common stock of $1 par value.  Authorized
    300,000,000 shares; issued and outstanding
    172,591,732 shares in 2004 and 178,369,413
    shares in 2003                                    172,592        178,369
  Additional paid-in capital                          630,983        494,154
  Retained earnings                                 2,779,592      2,492,759
                                                   ----------      ---------

                                                    3,583,167      3,165,282

  Accumulated other comprehensive earnings              2,549          4,028
                                                   ----------      ---------

       Total stockholders' equity                   3,585,716      3,169,310

Commitments and contingencies                             ---            ---
                                                   ----------      ---------

                                                   $5,964,271      5,150,717
                                                   ==========      =========




                           PUBLIX SUPER MARKETS, INC.

                       Consolidated Statements of Earnings

                Years ended December 25, 2004, December 27, 2003
                              and December 28, 2002


                                              2004          2003           2002
                                              ----          ----           ----

                                          (Amounts are in thousands, except shares
                                             outstanding and per share amounts)

Revenues:
  Sales                                   $ 18,554,486    16,760,749     15,851,301
  Other operating income                       131,885       126,120        121,296
                                          ------------   -----------    -----------

      Total revenues                        18,686,371    16,886,869     15,972,597
                                          ------------   -----------    -----------

Costs and expenses:
  Cost of merchandise sold                  13,577,740    12,275,132     11,621,762
  Operating and administrative expenses      3,869,791     3,613,759      3,381,244
                                          ------------   -----------    -----------

      Total costs and expenses              17,447,531    15,888,891     15,003,006
                                          ------------   -----------    -----------

      Operating profit                       1,238,840       997,978        969,591
                                          ------------   -----------    -----------

Investment income, net                          35,311        21,926         16,477
Other income, net                               20,860        27,185         16,762
                                          ------------   -----------    -----------

Earnings before income tax expense           1,295,011     1,047,089      1,002,830

Income tax expense                             475,628       386,156        370,426
                                          ------------   -----------    -----------

Net earnings                              $    819,383       660,933        632,404
                                          ============   ===========    ===========


Weighted average number of common
  shares outstanding                       176,775,733   184,112,742    194,466,212
                                          ============   ===========    ===========

Basic and diluted earnings per common
  share based on weighted average
  shares outstanding                      $       4.64          3.59           3.25
                                          ============   ===========    ===========



See accompanying notes to consolidated financial statements.



                           PUBLIX SUPER MARKETS, INC.

                 Consolidated Statements of Comprehensive Earnings

                  Years ended December 25, 2004, December 27, 2003
                             and December 28, 2002


                                                2004          2003           2002
                                                ----          ----           ----

                                                    (Amounts are in thousands)

Net earnings                                  $819,383       660,933        632,404

Other comprehensive earnings

Unrealized gain (loss) on investment
  securities available-for-sale, net of
  tax effect of $419, $3,174 and ($456)
  in 2004, 2003 and 2002, respectively             668         5,055           (726)

Reclassification adjustment for net
  realized (gain) loss on investment
  securities available-for-sale, net of
  tax effect of ($1,348), ($800) and $3,854
  in 2004, 2003 and 2002, respectively          (2,147)       (1,274)         6,136
                                              --------       -------        -------

Comprehensive earnings                        $817,904       664,714        637,814
                                              ========       =======        =======



See accompanying notes to consolidated financial statements.



                                                   PUBLIX SUPER MARKETS, INC.

                                         Consolidated Statements of Stockholders' Equity

                                         Years ended December 25, 2004, December 27, 2003
                                                      and December 28, 2002


                                                                                          Common
                                                                                          Stock
                                                                                        (Acquired    Accumulated      Total
                                                               Additional               From) Sold     Other          Stock-
                                                  Common        Paid-in     Retained    to Stock-   Comprehensive    holders'
                                                   Stock        Capital     Earnings     holders      Earnings        Equity
                                                   -----        -------     --------     -------      --------        ------

                                                       (Amounts are in thousands, except per share and share amounts)

Balances at December 29, 2001                    $197,112       343,834     2,226,768         ---     (5,163)      2,762,551

Comprehensive earnings for the year                   ---           ---       632,404         ---      5,410         637,814
Cash dividends, $.33 per share                        ---           ---       (65,439)        ---        ---         (65,439)
Contribution of 4,801,677 shares
  to retirement plans                               1,809        72,350           ---     122,710        ---         196,869
Acquired 14,558,822 shares
  from stockholders                                   ---          (703)          ---    (597,776)       ---        (598,479)
Sale of 1,813,378 shares to
  stockholders                                        137         5,538           ---      69,077        ---          74,752
Retirement of 9,890,943 shares                     (9,890)          ---      (396,099)    405,989        ---             ---
                                                 --------       -------     ---------    --------     ------       ---------

Balances at December 28, 2002                     189,168       421,019     2,397,634         ---        247       3,008,068

Comprehensive earnings for the year                   ---           ---       660,933         ---      3,781         664,714
Cash dividends, $.40 per share                        ---           ---       (75,455)        ---        ---         (75,455)
Contribution of 5,298,904 shares
  to retirement plans                               1,705        69,313           ---     132,990        ---         204,008
Acquired 17,631,828 shares
  from stockholders                                   ---           ---           ---    (694,669)       ---        (694,669)
Sale of 1,534,568 shares to
  stockholders                                        102         3,822           ---      58,720        ---          62,644
Retirement of 12,605,111 shares                   (12,606)          ---      (490,353)    502,959        ---             ---
                                                 --------       -------     ---------    --------     ------       ---------

Balances at December 27, 2003                     178,369       494,154     2,492,759         ---      4,028       3,169,310

Comprehensive earnings for the year                   ---           ---       819,383         ---     (1,479)        817,904
Cash dividends, $.45 per share                        ---           ---       (80,764)        ---        ---         (80,764)
Contribution of 3,845,892 shares
  to retirement plans                               2,506       133,243           ---      62,314        ---         198,063
Acquired 11,079,191 shares
  from stockholders                                   ---           ---           ---    (598,516)       ---        (598,516)
Sale of 1,455,618 shares to
  stockholders                                         71         3,586           ---      76,062        ---          79,719
Retirement of 8,354,336 shares                     (8,354)          ---      (451,786)    460,140        ---             ---
                                                 --------       -------     ---------    --------     ------       ---------

Balances at December 25, 2004                    $172,592       630,983     2,779,592         ---      2,549       3,585,716
                                                 ========       =======     =========    ========     ======       =========

See accompanying notes to consolidated financial statements.



                           PUBLIX SUPER MARKETS, INC.

                     Consolidated Statements of Cash Flows

                Years ended December 25, 2004, December 27, 2003
                              and December 28, 2002

                                                  2004            2003            2002
                                                  ----            ----            ----

                                                       (Amounts are in thousands)

Cash flows from operating activities:
  Cash received from customers               $ 18,541,695      16,752,469      15,867,962
  Cash paid to employees and suppliers        (16,611,646)    (15,044,383)    (14,313,864)
  Income taxes paid                              (242,569)       (344,364)       (307,799)
  Payment for self-insured claims                (185,869)       (179,424)       (153,674)
  Dividends and interest received                  33,230          20,900          27,363
  Other operating cash receipts                   117,416         108,072         101,647
  Other operating cash payments                    (9,079)         (9,613)        (10,649)
                                             ------------     -----------     -----------

      Net cash provided by operating
        activities                              1,643,178       1,303,657       1,210,986
                                             ------------     -----------     -----------

Cash flows from investing activities:
  Payment for property, plant and
    equipment                                    (403,373)       (563,576)       (635,891)
  Proceeds from sale of property, plant
    and equipment                                  69,254          35,679          15,512
  Proceeds from sale-leasebacks                    25,961           8,098             ---
  Payment for investment securities -
    available-for-sale (AFS)                     (793,487)       (340,499)       (265,381)
  Proceeds from sale and maturity of
    investment securities - AFS                   159,811         327,485         259,622
  Net (payments) proceeds to/from joint
    ventures and other investments                 (7,244)          6,528             644
  Other, net                                       (1,192)           (212)             32
                                             ------------     -----------     -----------

      Net cash used in investing activities      (950,270)       (526,497)       (625,462)
                                             ------------     -----------     -----------

Cash flows from financing activities:
  Payment for acquisition of common stock        (598,516)       (694,669)       (598,479)
  Proceeds from sale of common stock               79,719          62,644          74,752
  Dividends paid                                  (80,764)        (75,455)        (65,439)
  Other, net                                         (131)           (131)           (131)
                                             ------------     -----------     -----------

      Net cash used in financing activities      (599,692)       (707,611)       (589,297)
                                             ------------     -----------     -----------

Net increase (decrease) in cash and
  cash equivalents                                 93,216          69,549          (3,773)

Cash and cash equivalents at beginning
  of year                                         277,072         207,523         211,296
                                             ------------     -----------     -----------

Cash and cash equivalents at end of year     $    370,288         277,072         207,523
                                             ============     ===========     ===========

See accompanying notes to consolidated financial statements.



                           PUBLIX SUPER MARKETS, INC.

                      Consolidated Statements of Cash Flows
                                   (Continued)


                                                       2004       2003       2002
                                                       ----       ----       ----

                                                       (Amounts are in thousands)

Reconciliation of net earnings to net cash provided by operating activities

Net earnings                                       $  819,383    660,933    632,404

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                     379,920    343,997    309,793
    Retirement contributions paid or
      payable in common stock                         244,087    199,620    213,722
    Deferred income taxes                              13,089     45,415     59,526
    Loss on sale of property, plant and
      equipment                                        13,582     21,578     28,977
    Amortization of deferred income from
      sale-leasebacks                                  (2,235)      (483)       ---
    (Gain) loss on sale of investments                 (3,495)    (2,074)     9,990
    Self-insurance reserves in excess
      of current payments                              29,632     46,582     39,095
    Postretirement accruals in excess
      of (less than) current payments                     141     (1,102)    (1,089)
    Increase (decrease) in advance
      purchase allowances                                 119     (2,466)    (6,721)
    Other, net                                          4,952      1,531      3,120
    Change in cash from:
      Trade receivables                               (48,354)   (53,024)   (16,199)
      Merchandise inventories                         (72,727)   (59,213)   (82,128)
      Prepaid expenses                                 (2,026)    (5,515)    (1,262)
      Accounts payable and accrued expenses            47,140    111,501     18,657
      Federal and state income taxes                  219,970     (3,623)     3,101
                                                   ----------  ---------  ---------

          Total adjustments                           823,795    642,724    578,582
                                                   ----------  ---------  ---------

Net cash provided by operating activities          $1,643,178  1,303,657  1,210,986
                                                   ==========  =========  =========


See accompanying notes to consolidated financial statements.

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

                      December 25, 2004, December 27, 2003
                              and December 28, 2002

(1)   Summary of Significant Accounting Policies
      ------------------------------------------

      (a)  Business
           --------
           The  Company is in the  primary  business  of  operating  retail food
           supermarkets  in  Florida,  Georgia,  South  Carolina,   Alabama  and
           Tennessee. The Company operates in a single industry segment.

      (b)  Principles of Consolidation
           ---------------------------
           The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      (c)  Fiscal Year
           -----------
           The fiscal year ends on the last Saturday in December. Fiscal years 2004, 2003 and 2002 include 52 weeks.

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

      (f)  Inventories
           -----------
           Inventories are valued at the lower of cost or market. The cost for approximately 86% and 87% of inventories was determined using the dollar value last-in, first-out method as of December 25, 2004 and December 27, 2003, respectively. The cost of all remaining inventories was determined using the first-in, first-out ("FIFO") method. The FIFO cost of inventory approximates replacement or current cost.

      (g)  Investments
           -----------
           The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income, net. The Company had no held-to-maturity securities as of December 25, 2004 and December 27, 2003.


                                      31                             (Continued)

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

                   Buildings and improvements               10 - 40 years
                   Furniture, fixtures and equipment         3 - 20 years
                   Leasehold improvements                   10 - 40 years

           In 2002, the Company changed its useful life for leasehold improvement additions for new and existing stores to the lesser of 20 years or the terms of the applicable leases. The Company considers lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured.

           Maintenance and repairs are charged to operating expenses as incurred. Expenditures for renewals and betterments are capitalized. The gain or loss realized on disposed assets or assets to be disposed of is recorded in operating and administrative expenses in the consolidated statements of earnings.

      (i)  Capitalized Computer Software Costs
           -----------------------------------
           The Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use. These costs are capitalized and amortized over a three year life. The amounts capitalized were approximately $17,444,000, $22,351,000 and $26,282,000 for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002, respectively.


                                      32                             (Continued)

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

      (l)  Comprehensive Earnings
           ----------------------
           Comprehensive earnings includes net earnings and other comprehensive earnings. Other comprehensive earnings includes revenues, expenses, gains and losses that have been excluded from net earnings and recorded directly to stockholders' equity. Included in other comprehensive earnings for the Company are unrealized gains and losses on available-for-sale securities net of income taxes.

      (m)  Revenue Recognition
           -------------------
           Revenue is recognized at the point of sale for retail sales. Vendor coupons that are reimbursed are accounted for as sales. Coupons and other sales incentives offered by the Company that are not reimbursed are recorded as a reduction of sales.

      (n)  Other Operating Income
           ----------------------
           Other operating income includes income generated from other activities conducted in the Company's stores, primarily automated teller transactions, lottery commissions, check cashing fees, commissions on licensee sales, coupon handling fees, money transfer and money order fees, vending machine commissions and in-store subleases.

      (o)  Cost of Merchandise Sold
           ------------------------
           Cost of merchandise sold includes costs of inventory and costs related to in-store production. Cost of merchandise sold also includes inbound freight charges, purchasing and receiving costs, warehousing costs and other costs of the Company's distribution network.


                                      33                             (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

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

           During 2003, the Company modified its calculation of cost of merchandise sold to improve the comparability of its gross profit to others in the food retailing industry.

      (p)  Advertising Costs
           -----------------
           Advertising costs are expensed as incurred and were approximately $140,668,000, $125,209,000 and $116,210,000 for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002, respectively.

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

      (u)  Reclassifications
           -----------------
           Certain 2003 and 2002 amounts have been reclassified to conform with the 2004 presentation.


                                      34                             (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

(2)   Merchandise Inventories
      -----------------------

      If the first-in, first-out method of valuing inventories had been used by the Company to value all inventories, inventories and current assets would have been higher than reported by approximately $141,808,000, $127,989,000 and $117,581,000 as of December 25, 2004, December 27, 2003 and December 28, 2002, respectively.

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

      The carrying amount of the Company's other financial instruments as of December 25, 2004 and December 27, 2003 approximated their respective fair values.

      All other investments are accounted for using the equity method. The carrying amount of other investments approximates fair value.


                                      35                             (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

(4)   Investments
      -----------

      Following is a summary of investments as of December 25, 2004 and December 27, 2003:


                                                Gross      Gross
                               Amortized     Unrealized  Unrealized      Fair
                                  Cost          Gains      Losses        Value
                                  ----          -----      ------        -----

                                            (Amounts are in thousands)

      2004
      ----
      Available-for-sale:
        Tax exempt bonds      $  408,393        1,222       2,539       407,076
        Taxable bonds            533,903        1,925       4,241       531,587
        Equity securities         41,124        7,856          74        48,906
                              ----------       ------       -----     ---------

                                 983,420       11,003       6,854       987,569
      Other investments           32,592          ---         ---        32,592
                              ----------       ------       -----     ---------

                              $1,016,012       11,003       6,854     1,020,161
                              ==========       ======       =====     =========

      2003
      ----
      Available-for-sale:
        Tax exempt bonds      $  144,352        2,082       2,055       144,379
        Taxable bonds            131,584          457       2,049       129,992
        Equity securities         85,122        8,630         508        93,244
                              ----------       ------       -----     ---------

                                 361,058       11,169       4,612       367,615
      Other investments           29,898          ---         ---        29,898
                              ----------       ------       -----     ---------

                              $  390,956       11,169       4,612       397,513
                              ==========       ======       =====     =========

      The realized gains on sales of available-for-sale securities totaled approximately $5,462,000, $4,544,000 and $5,957,000 for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002, respectively, and the realized losses totaled approximately $1,967,000, $2,470,000 and $15,947,000, respectively.

      The  net  realized  gains  on  other  investments  totaled   approximately
      $3,930,000, $259,000 and $1,903,000 for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002, respectively.


                                      36                             (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

      The amortized cost and estimated fair value of debt and marketable equity securities classified as available-for-sale and other investments as of December 25, 2004 and December 27, 2003, by expected maturity, are as follows:

                                             2004                   2003
                                     --------------------   --------------------

                                     Amortized      Fair    Amortized      Fair
                                        Cost        Value      Cost        Value
                                        ----        -----      ----        -----

                                                (Amounts are in thousands)

      Due in one year or less       $  101,771    101,718      16,681     16,661
      Due after one year through
        five years                     207,800    206,933      55,964     56,897
      Due after five years through
        ten years                       65,896     65,786      47,818     47,325
      Due after ten years              566,829    564,226     155,473    153,488
                                    ----------  ---------     -------    -------

                                       942,296    938,663     275,936    274,371
      Equity securities                 41,124     48,906      85,122     93,244
      Other investments                 32,592     32,592      29,898     29,898
                                    ----------  ---------     -------    -------

                                    $1,016,012  1,020,161     390,956    397,513
                                    ==========  =========     =======    =======

      Following is a summary of temporarily impaired investments as of December 25, 2004:

                               Less Than           12 Months
                               12 Months           or Longer          Total
                               ---------           ---------          -----

                                   Unreal-           Unreal-             Unreal-
                           Fair     ized     Fair     ized      Fair      ized
                           Value   Losses    Value   Losses     Value    Losses
                           -----   ------    -----   ------     -----    ------

                                            (Amounts are in thousands)
      2004
      ----
      Tax exempt bonds   $286,815   1,722    25,696     817    312,511    2,539
      Taxable bonds       294,955   2,994    48,097   1,247    343,052    4,241
      Equity securities     3,798      17       126      57      3,924       74
                         --------   -----    ------   -----    -------    -----

      Total temporarily
        impaired
        investments      $585,568   4,733    73,919   2,121    659,487    6,854
                         ========   =====    ======   =====    =======    =====

      The Company believes the unrealized losses presented above are temporary. To make this determination, management reviews the credit worthiness of the issuers as well as underlying factors mitigating risk of loss of principal or default of interest payments. There are 179 investment issues contributing to the total unrealized loss of $6,854,000. Of this amount, $6,780,000 or 99% of the unrealized loss is driven by changes in interest rates impacting the market value of the tax exempt and taxable bonds owned by the Company. The Company continues to receive scheduled principal and interest payments on these investments.


                                      37                             (Continued)

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

      The Company funds the life insurance benefits on a pay-as-you-go basis. The Company made benefit payments to beneficiaries of retirees of approximately $2,140,000, $2,255,000 and $1,879,000 during the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002, respectively.

      The following tables provide a reconciliation of the changes in the benefit obligations and fair value of plan assets measured as of October 1, and a statement of the funded status as of December 25, 2004 and December 27, 2003:

                                                        2004        2003
                                                        ----        ----

                                                  (Amounts are in thousands)
      Change in benefit obligation:
        Benefit obligation as of beginning of year   $ 72,702      62,297
        Service cost                                      674         775
        Interest cost                                   4,337       4,191
        Actuarial loss                                  4,601       7,694
        Benefit payments                               (2,140)     (2,255)
                                                     --------     -------

        Benefit obligation as of end of year         $ 80,174      72,702
                                                     ========     =======

      Change in fair value of plan assets:
        Fair value of plan assets as of beginning
          of year                                    $    ---         ---
        Employer contributions                          2,140       2,255
        Benefit payments                               (2,140)     (2,255)
                                                     --------     -------

        Fair value of plan assets as of end of year  $    ---         ---
                                                     ========     =======


      Funded status                                  $(80,174)    (72,702)
      Unrecognized actuarial loss                      18,594      15,338
      Unrecognized prior service cost                  (6,521)    (10,596)
                                                     --------     -------

      Accrued postretirement benefit cost            $(68,101)    (67,960)
                                                     ========     =======


                                      38                             (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

      Following are the actuarial assumptions that were used in the calculation of the year end benefit obligation:

                                                 2004       2003        2002
                                                 ----       ----        ----

      Discount rate                              5.75%      6.00%       6.75%
      Rate of compensation increase              4.00%      4.00%       4.00%

      Net periodic postretirement benefit cost consists of the following components:

                                                 2004       2003        2002
                                                 ----       ----        ----

                                                  (Amounts are in thousands)

      Service cost                              $   674       775         830
      Interest cost                               4,337     4,191       4,035
      Amortization of prior service cost         (4,075)   (4,075)     (4,075)
      Recognized actuarial loss                   1,345       262         ---
                                                -------    ------      ------

      Net periodic postretirement benefit cost  $ 2,281     1,153         790
                                                =======    ======      ======

      Actuarial losses are amortized over the average remaining service life of active participants when the accumulation of such losses exceeds 10% of the greater of the projected benefit obligation or the fair value of plan assets.

      Following are the actuarial assumptions that were used in the calculation of the net periodic postretirement benefit cost:

                                                 2004       2003        2002
                                                 ----       ----        ----

      Discount rate                              6.00%      6.75%       7.25%
      Rate of compensation increase              4.00%      4.00%       4.00%

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                        Year
                        ----

                          (Amounts are in thousands)

                        2005                    $ 2,433
                        2006                      2,686
                        2007                      2,939
                        2008                      3,197
                        2009                      3,457
                        2010 through 2014        21,431


                                      39                             (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

(6)   Retirement Plans
      ----------------

      The Company has a trusteed,  noncontributory Employee Stock Ownership Plan
      (ESOP) for the benefit of eligible employees. The amount of the Company's discretionary contribution to the ESOP is determined annually by the Board of Directors and can be made in Company common stock or cash. The expense recorded for contributions to this plan was approximately $228,585,000, $184,849,000 and $198,315,000 for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002, respectively.

      The Company has a 401(k) plan for the benefit of eligible employees. The 401(k) plan is a voluntary defined contribution plan. Eligible employees may contribute up to 10% of their eligible annual compensation, subject to the maximum contribution limits established by Federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2004, 2003 and 2002, the Board of Directors approved a match of 50% of eligible contributions up to 3% of eligible wages, not to exceed a maximum match of $750 per employee. The match, which is determined as of the last day of the plan year and paid in the subsequent plan year, is in common stock of the Company. The expense recorded for the Company's match to the 401(k) plan was approximately $15,502,000, $14,771,000 and $15,407,000 for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002, respectively.

      The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

(7)   Income Taxes
      ------------

      The provision for income taxes consists of the following:

                                                Current     Deferred     Total
                                                -------     --------     -----

                                                   (Amounts are in thousands)
      2004
      ----
      Federal                                   $400,202     13,899     414,101
      State                                       62,337       (810)     61,527
                                                --------     ------     -------

                                                $462,539     13,089     475,628
                                                ========     ======     =======

      2003
      ----
      Federal                                   $294,488     39,021     333,509
      State                                       46,253      6,394      52,647
                                                --------     ------     -------

                                                $340,741     45,415     386,156
                                                ========     ======     =======

      2002
      ----
      Federal                                   $270,386     50,411     320,797
      State                                       41,510      8,119      49,629
                                                --------     ------     -------

                                                $311,896     58,530     370,426
                                                ========     ======     =======


                                      40                             (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

      The actual tax expense for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002 differs from the "expected" tax expense for those years (computed by applying the U.S. Federal corporate tax rate of 35% to earnings before income taxes) as follows:

                                                   2004       2003        2002
                                                   ----       ----        ----

                                                    (Amounts are in thousands)

      Computed "expected" tax expense           $453,254    366,481     350,991
      State income taxes (net of
        Federal income tax benefit)               39,993     34,221      32,259
      Tax exempt interest                         (3,973)    (3,210)     (4,088)
      Other, net                                 (13,646)   (11,336)     (8,736)
                                                --------    -------     -------

                                                $475,628    386,156     370,426
                                                ========    =======     =======

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 25, 2004 and December 27, 2003 are as follows:

                                                          2004          2003
                                                          ----          ----

                                                      (Amounts are in thousands)

      Deferred tax assets:
        Self-insurance reserves                        $125,254       115,682
        Retirement plan contributions                    29,863        24,217
        Postretirement benefit cost                      26,272        26,206
        Reserves not currently deductible                17,602        16,308
        Advance purchase allowances                      11,197        11,226
        Inventory capitalization                          6,526         7,760
        Other                                             6,370         1,547
                                                       --------       -------

          Total deferred tax assets                    $223,084       202,946
                                                       ========       =======

      Deferred tax liabilities:
        Property, plant and equipment,
          principally due to depreciation              $454,134       417,327
        Other                                            10,089        14,598
                                                       --------       -------

          Total deferred tax liabilities               $464,223       431,925
                                                       ========       =======

      The Company expects the results of future operations and the reversal of deferred tax liabilities to generate sufficient taxable income to allow utilization of net deferred tax assets; therefore, no valuation allowance has been recorded as of December 25, 2004 and December 27, 2003.


                                      41                             (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

(8)   PublixDirect Closure
      --------------------

      During the third quarter of 2003, the Company announced its decision to close its online grocery shopping service operated under its wholly owned subsidiary, PublixDirect. As a result of the decision to close PublixDirect effective August 23, 2003, the Company recorded an expense of $30.0 million during the third quarter of 2003. The expense recorded represented approximately $17.0 million in asset impairments, $10.0 million in operating lease obligations and $3.0 million in payroll obligations and other costs. The expense was recognized in the Company's consolidated statements of earnings and is included in operating and administrative expenses. The impact of the expense recorded on net earnings was approximately $18.0 million or $.10 per share for the fiscal year ended December 27, 2003.

 (9)  Commitments and Contingencies
      -----------------------------

      (a)  Operating Leases
           ----------------
           The Company conducts a major portion of its retail operations from leased store premises. Initial terms of the leases are typically 20 years, followed by renewal options at five year intervals and may include rent escalation clauses. Contingent rentals include reimbursement of real estate taxes, insurance and maintenance and in certain stores, additional rentals based on a percentage of sales in excess of stipulated minimums. The reimbursement of real estate taxes, insurance and maintenance is generally based on the Company's prorata share using square footage.

           The Company recognizes rent expense for operating leases with step rent provisions and escalation clauses on a straight-line basis over the applicable lease term. As of December 25, 2004, less than 10.0% of the Company's store leases include rent escalation clauses during the initial term or the renewal options.

           Total rental expense for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002, is as follows:

                                             2004        2003        2002
                                             ----        ----        ----

                                              (Amounts are in thousands)

               Minimum rentals            $320,365     295,539     257,258
               Contingent rentals            7,851       6,392       8,949
               Sublease rental income      (10,087)    (10,105)    (10,181)
                                          --------     -------     -------

                                          $318,129     291,826     256,026
                                          ========     =======     =======


                                      42                             (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

           As of December 25, 2004, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:

                                 Minimum            Sublease
                                  Rental             Rental
               Year             Commitments          Income             Net
               ----             -----------          ------             ---

                                            (Amounts are in thousands)

               2005             $  336,938            8,637            328,301
               2006                332,505            6,499            326,006
               2007                322,371            4,005            318,366
               2008                311,567            1,756            309,811
               2009                300,226              670            299,556
               Thereafter        2,719,533              547          2,718,986
                                ----------           ------          ---------

                                $4,323,140           22,114          4,301,026
                                ==========           ======          =========

           The Company also owns shopping centers which are leased to tenants for minimum monthly rentals plus, in certain instances, contingent rentals. Contingent rentals include reimbursement of real estate taxes, insurance and maintenance and in certain instances, additional rentals based on a percentage of sales in excess of stipulated minimums. Contingent rentals are included in trade receivables and were approximately $1,604,000 and $1,262,000 as of December 25, 2004 and December 27, 2003, respectively. Rental income was approximately $15,048,000, $16,789,000 and $14,057,000 for the fiscal years ended
           December  25,  2004,   December  27,  2003  and  December  28,  2002,
           respectively. The approximate amounts of minimum future rental payments to be received under noncancelable operating leases are $12,779,000, $10,645,000, $8,244,000, $5,983,000 and $4,380,000 for
           the  years  2005  through   2009,   respectively,   and   $19,126,000
           thereafter.

      (b)  Line of Credit
           --------------
           The Company's committed line of credit totaling $100 million expired on December 31, 2004. This 364-day line of credit facility was available to fund liquidity requirements if necessary. The interest rate was based on LIBOR or prime. There were no amounts outstanding on this line of credit as of December 25, 2004. Since the Company did not require additional liquidity, this line of credit facility was not renewed.

      (c)  Litigation
           ----------
           The Company is a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.


                                      43                             (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

(10)  Quarterly Information (unaudited)
      ---------------------------------

      Following is a summary of the quarterly results of operations for the fiscal years ended December 25, 2004 and December 27, 2003. All quarters have 13 weeks.

                                                 Quarter Ended
                            ----------------------------------------------------

                              March          June        September      December
                              -----          ----        ---------      --------

                            (Amounts are in thousands, except per share amounts)

      2004
      ----
      Revenues              $4,682,820     4,527,748     4,662,731     4,813,072
      Costs and expenses    $4,369,490     4,221,165     4,391,943     4,464,933
      Net earnings          $  203,396       199,409       183,711       232,867
      Basic and diluted
        earnings per common
        share, based on
        weighted average
        shares outstanding  $     1.14          1.11          1.04          1.34

      2003
      ----
      Revenues              $4,329,575     4,119,603     4,076,324     4,361,367
      Costs and expenses    $4,042,182     3,873,510     3,880,804     4,092,395
      Net earnings          $  187,108       161,510       134,570       177,745
      Basic and diluted
        earnings per common
        share, based on
        weighted average
        shares outstanding  $      .99           .87           .74           .99



                                                                     Schedule II
                                                                     -----------
                           PUBLIX SUPER MARKETS, INC.

                        Valuation and Qualifying Accounts

                Years ended December 25, 2004, December 27, 2003
                              and December 28, 2002
                           (Amounts are in thousands)

                                          Balance at     Additions      Deductions     Balance at
                                          Beginning      Charged to       From           End of
              Description                  of Year        Income         Reserves        Year
              -----------                  -------        ------         --------        ----

Year ended December 25, 2004

Reserves not deducted from assets:
  Self-insurance reserves:
    -Current                              $123,462       177,417         185,869        115,010
    -Noncurrent                            202,737        38,084             ---        240,821
                                          --------       -------         -------        -------

                                          $326,199       215,501         185,869        355,831
                                          ========       =======         =======        =======

Year ended December 27, 2003

Reserves not deducted from assets:
  Self-insurance reserves:
    -Current                              $102,722       200,164         179,424        123,462
    -Noncurrent                            176,895        25,842             ---        202,737
                                          --------       -------         -------        -------

                                          $279,617       226,006         179,424        326,199
                                          ========       =======         =======        =======

Year ended December 28, 2002

Reserves not deducted from assets:
  Self-insurance reserves:
    -Current                              $103,048       153,348         153,674        102,722
    -Noncurrent                            137,474        39,421             ---        176,895
                                          --------       -------         -------        -------

                                          $240,522       192,769         153,674        279,617
                                          ========       =======         =======        =======


Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

     None

Item 9A. Controls and Procedures
--------------------------------

Disclosure Controls and Procedures
----------------------------------

     As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended December 25, 2004, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Internal Control over Financial Reporting
-----------------------------------------

     Management's report on the Company's internal control over financial reporting is included on page 20 of this report. The independent registered public accounting firm has issued their report, included herein on page 23, (1) on management's assessment of the effectiveness of internal control over financial reporting and (2) on the effectiveness of internal control over financial reporting.

Item 9B. Other Information
--------------------------

     None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     Certain information concerning the directors and executive officers of the Company is incorporated by reference to pages 2 through 8 of the Proxy Statement of the Company (2005 Proxy Statement) which the Company intends to file no later than 120 days after its fiscal year end. Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of the Company."

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

Item 11. Executive Compensation
-------------------------------

     Information regarding executive compensation is incorporated by reference to page 5 and pages 8 through 11 of the 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     Information regarding security ownership is incorporated by reference to pages 6 through 8 of the 2005 Proxy Statement.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     Information regarding certain relationships and related transactions is incorporated by reference to pages 3 and 8 of the 2005 Proxy Statement.

Item 14. Principal Accounting Fees and Services
-----------------------------------------------

     Information   regarding   principal   accounting   fees  and   services  is
incorporated by reference to page 12 of the 2005 Proxy Statement.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules
------------------------------------------------

(a)   Consolidated Financial Statements and Schedule
      ----------------------------------------------

      The  consolidated   financial   statements  and  schedule  listed  in  the
      accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this Annual Report on Form 10-K.

(b)   Exhibits
      --------

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

      10. Indemnification Agreement, in the form attached as an exhibit to the quarterly report of the Company on Form 10-Q for the quarter ended March 31, 2001, between the Company and all of its directors and officers as reported in the quarterly and annual reports of the Company on Form 10-Q and Form 10-K for the periods ended March 31, 2001, June 30, 2001, September 29, 2001, June 29, 2002, December 28, 2002, September 27, 2003, December 27, 2003
               and March 27, 2004.

      10.1 Non-Employee Directors Stock Purchase Plan Summary Plan Description, as registered in the Form S-8 filed with the
               Securities and Exchange Commission on June 21, 2001, is incorporated by reference to the exhibits to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 2001.

      10.2     Incentive Bonus Plan

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

                                                  PUBLIX SUPER MARKETS, INC.

March 2, 2005                                By:  /s/ John A. Attaway, Jr.
                                                  --------------------------
                                                  John A. Attaway, Jr.
                                                  Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Carol Jenkins Barnett     Director                             March 2, 2005
---------------------------
Carol Jenkins Barnett


/s/ Hoyt R. Barnett           Vice Chairman and Director           March 2, 2005
---------------------------
Hoyt R. Barnett


/s/ Joan G. Buccino           Director                             March 2, 2005
---------------------------
Joan G. Buccino


/s/ William E. Crenshaw       President and Director               March 2, 2005
---------------------------
William E. Crenshaw


/s/ Mark C. Hollis            Director                             March 2, 2005
---------------------------
Mark C. Hollis


/s/ Sherrill W. Hudson        Director                             March 2, 2005
---------------------------
Sherrill W. Hudson
                              Chief Executive Officer and
                              Director
/s/ Charles H. Jenkins, Jr.   (Principal Executive Officer)        March 2, 2005
---------------------------
Charles H. Jenkins, Jr.

                              Chairman  of the Board and
/s/ Howard M. Jenkins         Director                             March 2, 2005
---------------------------
Howard M. Jenkins


/s/ E. Vane McClurg           Director                             March 2, 2005
---------------------------
E. Vane McClurg


/s/ Kelly E. Norton           Director                             March 2, 2005
---------------------------
Kelly E. Norton
                              Chief Financial Officer
                              and Treasurer
                              (Principal Financial and
/s/ David P. Phillips         Accounting Officer)                  March 2, 2005
---------------------------
David P. Phillips