Form 10-Q
period 2005-03-26
PUBLIX SUPER MARKETS INC
filed 2005-05-05
CIK 81061

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 26, 2005
                                   --------------

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

Yes     X               No
    --------               -------


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     X               No
    --------               -------


The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of April 21, 2005 was 174,197,042.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                            PUBLIX SUPER MARKETS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
            (Amounts are in thousands, except par value and share amounts)

                                      ASSETS
                                              March 26, 2005   December 25, 2004
                                              --------------   -----------------
                                                         (Unaudited)

Current assets:
  Cash and cash equivalents                     $  598,292             370,288
  Short-term investments                           119,143             101,718
  Trade receivables                                297,345             289,455
  Merchandise inventories                          961,112           1,054,183
  Deferred tax assets                               91,014              71,934
  Prepaid expenses                                  14,208              11,804
                                                ----------          ----------

    Total current assets                         2,081,114           1,899,382
                                                ----------          ----------

Long-term investments                            1,028,600             918,443
Other noncurrent assets                             22,041              18,372
Property, plant and equipment                    5,435,431           5,401,760
  Less accumulated depreciation                 (2,336,415)         (2,273,686)
                                                ----------          ----------

    Net property, plant and equipment            3,099,016           3,128,074
                                                ----------          ----------

         Total assets                           $6,230,771           5,964,271
                                                ==========          ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $  788,217             762,655
  Accrued contribution to retirement plans         148,618             290,136
  Accrued self-insurance reserves                  119,665             115,010
  Accrued salaries and wages                       111,025              90,069
  Federal and state income taxes                   194,443             232,478
  Other                                            279,833             187,451
                                                ----------          ----------

    Total current liabilities                    1,641,801           1,677,799
                                                ----------          ----------

Deferred tax liabilities, net                      305,495             313,073
Self-insurance reserves                            247,452             240,821
Accrued postretirement benefit cost                 68,013              68,101
Other noncurrent liabilities                        99,667              78,761

Stockholders' equity:
  Common stock of $1 par value.  Authorized
    300,000,000 shares; issued 175,488,534
    shares at March 26, 2005 and 172,591,732
    shares at December 25, 2004                    175,489             172,592
  Additional paid-in capital                       818,227             630,983
  Retained earnings                              2,916,264           2,779,592
                                                ----------          ----------
                                                 3,909,980           3,583,167
  Less 507,652 treasury shares
    at March 26, 2005, at cost                     (32,490)                ---

  Accumulated other comprehensive earnings          (9,147)              2,549
                                                ----------          ----------

    Total stockholders' equity                   3,868,343           3,585,716
                                                ----------          ----------

         Total liabilities and stockholders'
           equity                               $6,230,771           5,964,271
                                                ==========          ==========

See accompanying notes to condensed consolidated financial statements.

                             PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
     (Amounts are in thousands, except shares outstanding and per share amounts)

                                                     Three Months Ended

                                              March 26, 2005      March 27, 2004
                                              --------------      --------------
                                                         (Unaudited)
Revenues:
  Sales                                       $  5,142,311           4,650,448
  Other operating income                            38,162              32,372
                                              ------------         -----------

    Total revenues                               5,180,473           4,682,820
                                              ------------         -----------

Costs and expenses:
  Cost of merchandise sold                       3,744,622           3,395,087
  Operating and administrative expenses          1,047,844             974,403
                                              ------------         -----------

    Total costs and expenses                     4,792,466           4,369,490
                                              ------------         -----------

    Operating profit                               388,007             313,330
                                              ------------         -----------

Investment income, net                              16,117               6,403
Other income, net                                    6,353               4,544
                                              ------------         -----------

Earnings before income tax expense                 410,477             324,277

Income tax expense                                 151,371             120,881
                                              ------------         -----------

Net earnings                                  $    259,106             203,396
                                              ============         ===========

Weighted average number of common
  shares outstanding                           173,145,420         178,662,333
                                              ============         ===========

Basic and diluted earnings per common
  share based on weighted average
  shares outstanding                          $       1.50                1.14
                                              ============         ===========

Cash dividends paid per common share                  none                none

                   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                    (Amounts are in thousands)

                                                     Three Months Ended

                                              March 26, 2005      March 27, 2004
                                              --------------      --------------
                                                         (Unaudited)
Net earnings                                  $    259,106             203,396

Other comprehensive earnings
Unrealized (loss) gain on investment
  securities available-for-sale,
  net of tax effect of ($6,025) and
  $1,486 in 2005 and 2004, respectively             (9,593)              2,365

Reclassification adjustment for net
  realized gain on investment
  securities available-for-sale, net
  of tax effect of ($1,320) and ($41)
  in 2005 and 2004, respectively                    (2,103)                (64)
                                              ------------         -----------

Comprehensive earnings                        $    247,410             205,697
                                              ============         ===========

See accompanying notes to condensed consolidated financial statements.

                            PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts are in thousands)

                                                     Three Months Ended

                                              March 26, 2005      March 27, 2004
                                              --------------      --------------
                                                         (Unaudited)
Cash flows from operating activities:
  Cash received from customers                 $ 5,144,262           4,651,499
  Cash paid to employees and suppliers          (4,430,392)         (4,133,968)
  Income taxes paid                               (208,719)             (9,787)
  Payment for self-insured claims                  (41,368)            (43,775)
  Dividends and interest received                   14,325               6,614
  Other operating cash receipts                     34,922              28,570
  Other operating cash payments                       (757)             (1,018)
                                               -----------          ----------

    Net cash provided by operating
      activities                                   512,273             498,135
                                               -----------          ----------

Cash flows from investing activities:
  Payment for property, plant and
    equipment                                      (69,698)           (107,924)
  Proceeds from sale of property, plant
    and equipment                                    6,624              21,690
  Proceeds from sale-leasebacks                        ---               6,116
  Payment for investment securities -
    available-for-sale (AFS)                      (214,016)            (71,326)
  Proceeds from sale and maturity of
    investment securities - AFS                     68,888               9,524
  Net (payments) proceeds to/from joint
    ventures and other investments                    (160)                995
  Other, net                                        (3,875)               (467)
                                               -----------          ----------

    Net cash used in investing activities         (212,237)           (141,392)
                                               -----------          ----------

Cash flows from financing activities:
  Payment for acquisition of common stock         (104,588)           (153,562)
  Proceeds from sale of common stock                32,687              24,234
  Other, net                                          (131)               (131)
                                               -----------          ----------

    Net cash used in financing activities          (72,032)           (129,459)
                                               -----------          ----------

Net increase in cash and cash equivalents          228,004             227,284
                                               -----------          ----------

Cash and cash equivalents at beginning
  of period                                        370,288             277,072
                                               -----------          ----------

Cash and cash equivalents at end of period     $   598,292             504,356
                                               ===========          ==========

See accompanying notes to condensed consolidated financial statements.

                                                                     (Continued)
                                        3

                                 PUBLIX SUPER MARKETS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Amounts are in thousands)

                                                     Three Months Ended

                                              March 26, 2005      March 27, 2004
                                              --------------      --------------
                                                         (Unaudited)
Reconciliation of net earnings to net cash
  provided by operating activities

Net earnings                                      $259,106             203,396

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                   92,600              89,592
    Retirement contributions paid or payable
      in common stock                               76,951              61,436
    Deferred income taxes                          (19,313)               (566)
    (Gain) loss on sale of property, plant
      and equipment                                   (262)              8,329
    Amortization of deferred income from
      sale-leasebacks                                 (457)               (280)
    Gain on sale of investments                     (3,423)               (105)
    Self-insurance reserves in excess of
      current payments                              11,286              12,241
    Postretirement accruals less than
      current payments                                 (88)               (152)
    (Decrease) increase in advance purchase
      allowances                                      (533)                818
    Other, net                                      (1,167)                581
    Change in cash from:
      Trade receivables                             (7,890)             (7,355)
      Merchandise inventories                       93,071              (4,173)
      Prepaid expenses                              (2,404)             (5,677)
      Accounts payable and accrued expenses         52,831              28,390
      Federal and state income taxes               (38,035)            111,660
                                                  --------             -------

          Total adjustments                        253,167             294,739
                                                  --------             -------

Net cash provided by operating activities         $512,273             498,135
                                                  ========             =======






See accompanying notes to condensed consolidated financial statements.

                            PUBLIX SUPER MARKETS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are necessary for the fair statement of results for the interim period. These condensed consolidated financial statements should be read in conjunction with the fiscal 2004 Form 10-K Annual Report of the Company.

2. Due to the seasonal nature of the Company's business, the results for the three months ended March 26, 2005 are not necessarily indicative of the results for the entire 2005 fiscal year.

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

4. Certain 2004 amounts have been reclassified to conform with the 2005 presentation.

5. In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 151, "Inventory Costs," (SFAS
   151) effective for fiscal years beginning after June 15, 2005. SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those items be recognized as current period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

6. In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standard No. 123, "Share-Based Payment," (SFAS 123(R)) effective for fiscal years beginning after June 15, 2005. SFAS 123(R) will require all stock-based compensation awards to be recorded at fair value as an expense in the Company's consolidated financial statements. The Company does not have any stock-based employee compensation; therefore, the adoption of SFAS 123(R) will have no effect on the Company's financial condition, results of operations or cash flows.

                            PUBLIX SUPER MARKETS, INC.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Overview
--------

     The Company is primarily engaged in the retail supermarket business, operating stores in Florida, Georgia, South Carolina, Alabama and Tennessee. As of March 26, 2005, the Company operated 851 supermarkets, five convenience stores and five liquor stores. In addition, the Company has a majority position in the Crispers restaurant chain. As of March 26, 2005, Crispers operated 28 restaurants, all located in Florida. During the first quarter, the Company announced its new Hispanic supermarket format under the banner Publix Sabor. The first two Publix Sabor stores are scheduled to open during the second quarter 2005.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents and short-term and long-term investments totaled approximately $1,746.0 million at March 26, 2005, compared to $1,390.4 million at December 25, 2004.

Net cash provided by operating activities
-----------------------------------------
     Net cash provided by operating activities was approximately $512.3 million for the three months ended March 26, 2005, as compared with $498.1 million for the three months ended March 27, 2004. During 2004, the Company and the state of Florida experienced an unprecedented four major hurricanes in six weeks. As a result, the Company received an extension on its Federal income tax payments due September 15, 2004 and December 15, 2004 until December 30, 2004. The delay in these tax payments decreased net cash provided by operating activities by $190.0 million during the three months ended March 26, 2005. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities
-------------------------------------
     Net cash used in investing activities was approximately $212.2 million for the three months ended March 26, 2005, as compared with $141.4 million for the three months ended March 27, 2004. The primary use of net cash in investing activities was purchasing investments and funding capital expenditures. During the three months ended March 26, 2005, capital expenditures totaled approximately $69.7 million. These expenditures were primarily incurred in connection with the opening of one net new supermarket (seven new supermarkets opened and six supermarkets closed) and remodeling or expanding 11 supermarkets. Net new supermarkets added an additional 0.1 million square feet in the three months ended March 26, 2005, a 0.2% increase. Expenditures were also incurred in the expansion of warehouses and new or enhanced information technology applications. During the three months ended March 27, 2004, capital expenditures totaled approximately $107.9 million. These expenditures were primarily incurred in connection with the opening of 11 net new supermarkets (15 new supermarkets opened and four supermarkets closed) and remodeling or expanding 15 supermarkets. Net new supermarkets added an additional 0.5 million square feet in the three months ended March 27, 2004, a 1.3% increase. Significant expenditures were also incurred in the expansion of warehouses and new or enhanced information technology applications.

Capital expenditure projection
------------------------------
     Capital expenditures for the remainder of 2005, primarily consisting of new supermarkets, remodeling and expanding certain existing supermarkets, expansion of warehouses and new or enhanced information technology applications, are expected to be approximately $330.3 million. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities
-------------------------------------
     Net cash used in financing activities was approximately $72.0 million for the three months ended March 26, 2005, as compared with $129.5 million for the three months ended March 27, 2004. The primary use of net cash in financing activities was funding net common stock repurchases. The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan, 401(k) Plan, Employee Stock Ownership Plan and Non-Employee Directors Stock Purchase Plan. Net common stock repurchases totaled approximately $71.9 million for the three months ended March 26, 2005, as compared with $129.3 million for the three months ended March 27, 2004. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends
---------
     On March 2, 2005, the Company declared an annual cash dividend on its common stock of $.70 per share or approximately $122.4 million, payable on June 1, 2005, to stockholders of record as of the close of business April 19, 2005. In 2004, the Company paid an annual cash dividend on its common stock of $80.8 million or $.45 per share.

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

Results of Operations
---------------------

Sales
-----
     Sales for the three months ended March 26, 2005, were $5.1 billion as compared with $4.7 billion for the three months ended March 27, 2004, an increase of $491.9 million or a 10.6% increase. The Company estimates that its sales increased approximately $194.3 million or 4.2% from net new supermarkets and approximately $297.6 million or 6.4% in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets) since the beginning of the first quarter of 2004. Included in comparable store sales is approximately $60.5 million or 1.3% of sales related to the early Easter holiday, which was in the second quarter of 2004.

Gross profit
------------
     Gross profit, as a percentage of sales, was approximately 27.2% and 27.0% for the three months ended March 26, 2005 and March 27, 2004, respectively. Gross profit for the three months ended March 26, 2005 remained relatively unchanged as a percentage of sales compared to the three months ended March 27, 2004.

Operating and administrative expenses
-------------------------------------
     Operating and administrative expenses, as a percentage of sales, were approximately 20.4% and 21.0% for the three months ended March 26, 2005 and March 27, 2004, respectively. The decrease in operating and administrative expenses as a percentage of sales during the three months ended March 26, 2005 was primarily due to decreases in payroll and workers' compensation as a percentage of sales.

     The Company reviewed its lease accounting policies in connection with the recently issued Securities and Exchange Commission views on this matter. The Company's related lease accounting adjustments had an insignificant effect on the Company's financial condition and results of operations and did not affect cash flows.

Net earnings
------------
     Net earnings were $259.1 million or $1.50 per share and $203.4 million or $1.14 per share for the three months ended March 26, 2005 and March 27, 2004, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

     The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. The Company does not consider to be material the potential losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates.

Item 4. Controls and Procedures
-------------------------------

     As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended March 26, 2005, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

                            PUBLIX SUPER MARKETS, INC.

                            PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     As reported in the Company's Form 10-K for the year ended December 25, 2004, the Company is a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

                     Issuer Purchases of Equity Securities
                     -------------------------------------

     Shares of common stock repurchased by the Company during the three months ended March 26, 2005 were as follows:

                                                    Total
                                                  Number of        Approximate
                                                   Shares          Dollar Value
                                                 Purchased as       of Shares
                          Total      Average   Part of Publicly  that May Yet Be
                        Number of     Price       Announced      Purchased Under
                         Shares      Paid per     Plans or         the Plans or
     Period             Purchased     Share       Programs(1)       Programs(1)
     ------             ---------     -----       -----------       -----------

     December 26, 2004
       through
     January 29, 2005     439,802    $58.50          N/A               N/A

     January 30, 2005
       through
     February 26, 2005    470,327     58.50          N/A               N/A

     February 27, 2005
       through
     March 26, 2005       804,921     63.79          N/A               N/A
                        ---------    ------

       Total            1,715,050    $60.98          N/A               N/A
                        =========    ======

     (1) Common stock is made available for sale only to the Company's current employees through the Company's Employee Stock Purchase Plan (ESPP) and 401(k) Plan. In addition, common stock is made available under the Employee Stock Ownership Plan (ESOP). Common stock is also made available for sale to members of the Company's Board of Directors through the Non-Employee Directors Stock Purchase Plan (Directors
         Plan). The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, 401(k) Plan, ESOP and Directors Plan each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company.

         The Company's common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended March 26, 2005 required to be disclosed in the last two columns of the table.

Item 3. Defaults Upon Senior Securities
---------------------------------------

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     The Annual Meeting of Stockholders of the Company was held on April 12, 2005, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to management's solicitation. All nominees for director listed below were elected. The term of office of the directors will be until the next annual meeting or until their successors shall be elected and qualified.

                                             Votes For       Votes Withheld
                                             ---------       --------------

           Carol Jenkins Barnett            133,005,112          134,734
           Hoyt R. Barnett                  133,003,126          136,720
           Joan G. Buccino                  132,811,928          327,918
           William E. Crenshaw              132,898,854          240,992
           Sherrill W. Hudson               132,822,456          317,390
           Charles H. Jenkins, Jr.          133,021,668          118,178
           Howard M. Jenkins                133,020,515          119,331
           E. Vane McClurg                  132,857,058          282,788
           Kelly E. Norton                  132,828,430          311,416
           Maria A. Sastre                  132,747,638          392,208

Item 5. Other Information
-------------------------

     Not Applicable.

Item 6. Exhibits
----------------

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




                          PUBLIX SUPER MARKETS, INC.



Date:  April 26, 2005     /s/ John A. Attaway, Jr.
                          ------------------------------------------
                          John A. Attaway, Jr., Secretary



Date:  April 26, 2005     /s/ David P. Phillips
                          ------------------------------------------
                          David P. Phillips, Chief Financial Officer
                          and Treasurer (Principal Financial and
                          Accounting Officer)