Form 10-Q
period 2005-06-25
PUBLIX SUPER MARKETS INC
filed 2005-08-04
CIK 81061

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 25, 2005
                                   -------------

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


3300 Publix Corporate Parkway
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


The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of July 21, 2005 was 172,063,822.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                            PUBLIX SUPER MARKETS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
            (Amounts are in thousands, except par value and share amounts)

                                      ASSETS
                                             June 25, 2005    December 25, 2004
                                             -------------    -----------------
                                                       (Unaudited)

Current assets:
  Cash and cash equivalents                     $  229,198             370,288
  Short-term investments                           157,199             101,718
  Trade receivables                                265,325             289,455
  Merchandise inventories                          987,860           1,054,183
  Deferred tax assets                               77,602              71,934
  Prepaid expenses                                  19,769              11,804
                                                ----------          ----------

    Total current assets                         1,736,953           1,899,382
                                                ----------          ----------

Long-term investments                            1,224,434             918,443
Other noncurrent assets                             22,795              18,372
Property, plant and equipment                    5,499,362           5,401,760
  Less accumulated depreciation                 (2,412,904)         (2,273,686)
                                                ----------          ----------

    Net property, plant and equipment            3,086,458           3,128,074
                                                ----------          ----------

         Total assets                           $6,070,640           5,964,271
                                                ==========          ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $  758,148             762,655
  Accrued contribution to retirement plans         213,927             290,136
  Accrued self-insurance reserves                  123,097             115,010
  Accrued salaries and wages                       136,377              90,069
  Federal and state income taxes                     8,857             232,478
  Other                                            180,381             187,451
                                                ----------          ----------

    Total current liabilities                    1,420,787           1,677,799
                                                ----------          ----------

Deferred tax liabilities, net                      293,991             313,073
Self-insurance reserves                            250,557             240,821
Accrued postretirement benefit cost                 67,970              68,101
Other noncurrent liabilities                       101,510              78,761

Stockholders' equity:
  Common stock of $1 par value.  Authorized
    300,000,000 shares; issued 175,488,534
    shares at June 25, 2005 and 172,591,732
    shares at December 25, 2004                    175,489             172,592
  Additional paid-in capital                       818,227             630,983
  Retained earnings                              3,151,653           2,779,592
                                                ----------          ----------
                                                 4,145,369           3,583,167
  Less 3,255,312 treasury shares
    at June 25, 2005, at cost                     (212,435)                ---

  Accumulated other comprehensive earnings           2,891               2,549
                                                ----------          ----------

    Total stockholders' equity                   3,935,825           3,585,716
                                                ----------          ----------

         Total liabilities and stockholders'
           equity                               $6,070,640           5,964,271
                                                ==========          ==========

See accompanying notes to condensed consolidated financial statements.

                             PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
     (Amounts are in thousands, except shares outstanding and per share amounts)

                                                    Three Months Ended

                                              June 25, 2005       June 26, 2004
                                              -------------       -------------
                                                         (Unaudited)
Revenues:
  Sales                                       $  4,812,391           4,495,974
  Other operating income                            38,536              31,774
                                              ------------         -----------

    Total revenues                               4,850,927           4,527,748
                                              ------------         -----------

Costs and expenses:
  Cost of merchandise sold                       3,480,729           3,261,978
  Operating and administrative expenses          1,021,704             959,187
                                              ------------         -----------

    Total costs and expenses                     4,502,433           4,221,165
                                              ------------         -----------

    Operating profit                               348,494             306,583
                                              ------------         -----------

Investment income, net                              16,859               6,399
Other income, net                                    4,797               4,354
                                              ------------         -----------

Earnings before income tax expense                 370,150             317,336

Income tax expense                                 135,246             117,927
                                              ------------         -----------

Net earnings                                  $    234,904             199,409
                                              ============         ===========

Weighted average number of common
  shares outstanding                           173,783,925         178,911,920
                                              ============         ===========

Basic and diluted earnings per common
  share based on weighted average
  shares outstanding                          $       1.35                1.11
                                              ============         ===========

Cash dividends paid per common share          $        .70                 .45
                                              ============         ===========

                   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                    (Amounts are in thousands)

                                                    Three Months Ended

                                              June 25, 2005       June 26, 2004
                                              -------------       -------------
                                                         (Unaudited)
Net earnings                                  $    234,904             199,409

Other comprehensive earnings
Unrealized gain (loss) on investment
  securities available-for-sale,
  net of tax effect of $7,756 and
  ($7,160) in 2005 and 2004, respectively           12,350             (11,402)

Reclassification adjustment for net
  realized (gain) loss on investment
  securities available-for-sale, net
  of tax effect of ($196) and $257
  in 2005 and 2004, respectively                      (312)                409
                                              ------------         -----------

Comprehensive earnings                        $    246,942             188,416
                                              ============         ===========

See accompanying notes to condensed consolidated financial statements.

                             PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
    (Amounts are in thousands, except shares outstanding and per share amounts)

                                                      Six Months Ended

                                              June 25, 2005       June 26, 2004
                                              -------------       -------------
                                                         (Unaudited)
Revenues:
  Sales                                       $  9,954,702           9,146,422
  Other operating income                            76,698              64,146
                                              ------------         -----------

    Total revenues                              10,031,400           9,210,568
                                              ------------         -----------

Costs and expenses:
  Cost of merchandise sold                       7,225,351           6,657,065
  Operating and administrative expenses          2,069,548           1,933,590
                                              ------------         -----------

    Total costs and expenses                     9,294,899           8,590,655
                                              ------------         -----------

    Operating profit                               736,501             619,913
                                              ------------         -----------

Investment income, net                              32,976              12,802
Other income, net                                   11,150               8,898
                                              ------------         -----------

Earnings before income tax expense                 780,627             641,613

Income tax expense                                 286,617             238,808
                                              ------------         -----------

Net earnings                                  $    494,010             402,805
                                              ============         ===========

Weighted average number of common
  shares outstanding                           173,464,672         178,787,126
                                              ============         ===========

Basic and diluted earnings per common
  share based on weighted average
  shares outstanding                          $       2.85                2.25
                                              ============         ===========

Cash dividends paid per common share          $        .70                 .45
                                              ============         ===========

                   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                    (Amounts are in thousands)

                                                      Six Months Ended

                                              June 25, 2005       June 26, 2004
                                              -------------       -------------
                                                         (Unaudited)
Net earnings                                  $    494,010             402,805

Other comprehensive earnings
Unrealized gain (loss) on investment
  securities available-for-sale,
  net of tax effect of $1,731 and
  ($5,674) in 2005 and 2004, respectively            2,757              (9,037)

Reclassification adjustment for net
  realized (gain) loss on investment
  securities available-for-sale, net
  of tax effect of ($1,516) and $216
  in 2005 and 2004, respectively                    (2,415)                345
                                              ------------         -----------

Comprehensive earnings                        $    494,352             394,113
                                              ============         ===========

See accompanying notes to condensed consolidated financial statements.

                            PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts are in thousands)

                                                      Six Months Ended

                                              June 25, 2005       June 26, 2004
                                              -------------       -------------
                                                         (Unaudited)
Cash flows from operating activities:
  Cash received from customers                 $ 9,996,791           9,168,974
  Cash paid to employees and suppliers          (8,732,346)         (8,166,128)
  Income taxes paid                               (535,203)           (228,208)
  Payment for self-insured claims                  (90,701)            (87,970)
  Dividends and interest received                   32,590              14,263
  Other operating cash receipts                     70,176              56,627
  Other operating cash payments                     (3,219)             (3,627)
                                               -----------          ----------

    Net cash provided by operating
      activities                                   738,088             753,931
                                               -----------          ----------

Cash flows from investing activities:
  Payment for property, plant and
    equipment                                     (152,189)           (212,642)
  Proceeds from sale of property, plant
    and equipment                                    9,406              23,729
  Proceeds from sale-leasebacks                      4,049              14,766
  Payment for investment securities -
    available-for-sale (AFS)                      (504,669)           (266,539)
  Proceeds from sale and maturity of
    investment securities - AFS                    138,970              42,896
  Net proceeds from (payments to) joint
    ventures and other investments                   4,014              (8,185)
  Other, net                                        (4,833)               (586)
                                               -----------          ----------

    Net cash used in investing activities         (505,252)           (406,561)
                                               -----------          ----------

Cash flows from financing activities:
  Payment for acquisition of common stock         (309,320)           (312,117)
  Proceeds from sale of common stock                57,474              38,197
  Dividends paid                                  (121,949)            (80,764)
  Other, net                                          (131)               (131)
                                               -----------          ----------

    Net cash used in financing activities         (373,926)           (354,815)
                                               -----------          ----------

Net decrease in cash and cash equivalents         (141,090)             (7,445)
                                               -----------          ----------

Cash and cash equivalents at beginning
  of period                                        370,288             277,072
                                               -----------          ----------

Cash and cash equivalents at end of period     $   229,198             269,627
                                               ===========          ==========

See accompanying notes to condensed consolidated financial statements.

                                                                     (Continued)
                                        4

                                 PUBLIX SUPER MARKETS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Amounts are in thousands)

                                                      Six Months Ended

                                              June 25, 2005       June 26, 2004
                                              -------------       -------------
                                                         (Unaudited)
Reconciliation of net earnings to net cash
  provided by operating activities

Net earnings                                      $494,010             402,805

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                  184,157             182,540
    Retirement contributions paid or payable
      in common stock                              146,582             121,403
    Deferred income taxes                          (24,965)              1,033
    Loss on sale of property, plant and
      equipment                                        652              11,458
    Amortization of deferred income from
      sale-leasebacks                                 (928)               (747)
    (Gain) loss on sale of investments              (3,931)                561
    Self-insurance reserves in excess of
      current payments                              17,823              24,201
    Postretirement accruals less than
      current payments                                (131)                (57)
    Decrease in advance purchase allowances         (1,092)               (710)
    Other, net                                       1,529               3,013
    Change in cash from:
      Trade receivables                             24,130               6,035
      Merchandise inventories                       66,323             (13,252)
      Prepaid expenses                              (7,965)             (6,325)
      Accounts payable and accrued expenses         65,515              12,406
      Federal and state income taxes              (223,621)              9,567
                                                  --------             -------

          Total adjustments                        244,078             351,126
                                                  --------             -------

Net cash provided by operating activities         $738,088             753,931
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

2. Due to the seasonal nature of the Company's business, the results for the three months and six months ended June 25, 2005 are not necessarily indicative of the results for the entire 2005 fiscal year.

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

6. In December 2004, the FASB issued a revision to Statement of Financial Accounting Standard No. 123, "Share-Based Payment," (SFAS 123(R)) effective for fiscal years beginning after June 15, 2005. SFAS 123(R) will require all stock-based compensation awards to be recorded at fair value as an expense in the Company's consolidated financial statements. The Company does not currently have any stock-based employee compensation subject to SFAS 123(R). Therefore, the adoption of SFAS 123(R) is not expected to have an effect on the Company's financial condition, results of operations or cash flows.

7. In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections," (SFAS 154) effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 replaces APB Opinion 20 and SFAS 3. Among other changes, SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impractical to determine either the periods-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The adoption of SFAS 154 will only affect the Company's financial condition or results of operations if it has such changes or corrections of errors in the future.

                            PUBLIX SUPER MARKETS, INC.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Overview
--------

     The Company is primarily engaged in the retail supermarket business, operating stores in Florida, Georgia, South Carolina, Alabama and Tennessee. As of June 25, 2005, the Company operated 854 supermarkets, six convenience stores and five liquor stores. In addition, the Company has a majority position in the Crispers restaurant chain. As of June 25, 2005, Crispers operated 30 restaurants, all located in Florida. During the first quarter, the Company announced its new Hispanic supermarket format under the banner Publix Sabor. The first two Publix Sabor stores opened during the second quarter 2005.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents and short-term and long-term investments totaled approximately $1,610.8 million at June 25, 2005, compared to $1,390.4 million at December 25, 2004.

Net cash provided by operating activities
-----------------------------------------
     Net cash provided by operating activities was approximately $738.1 million for the six months ended June 25, 2005, as compared with $753.9 million for the six months ended June 26, 2004. During 2004, the Company and the state of Florida experienced an unprecedented four major hurricanes in six weeks. As a result, the Company received an extension on its Federal income tax payments due September 15, 2004 and December 15, 2004 until December 30, 2004. The delay in these tax payments decreased net cash provided by operating activities by $190.0 million during the six months ended June 25, 2005. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities
-------------------------------------
     Net cash used in investing activities was approximately $505.3 million for the six months ended June 25, 2005, as compared with $406.6 million for the six months ended June 26, 2004. The primary use of net cash in investing activities was purchasing investments and funding capital expenditures. During the six months ended June 25, 2005, capital expenditures totaled approximately $152.2 million. These expenditures were primarily incurred in connection with the opening of four net new supermarkets (11 new supermarkets opened and seven supermarkets closed) and remodeling or expanding 21 supermarkets. Net new supermarkets added an additional 0.2 million square feet in the six months ended June 25, 2005, a 0.6% increase. Expenditures were also incurred in the expansion of warehouses and new or enhanced information technology applications. During the six months ended June 26, 2004, capital expenditures totaled approximately $212.6 million. These expenditures were primarily incurred in connection with the opening of 21 net new supermarkets (28 new supermarkets opened and seven supermarkets closed) and remodeling or expanding 36 supermarkets. Net new supermarkets added an additional 0.9 million square feet in the six months ended June 26, 2004, a 2.5% increase. Significant expenditures were also incurred in the expansion of warehouses and new or enhanced information technology applications.

Capital expenditure projection
------------------------------
     Capital expenditures for the remainder of 2005, primarily consisting of new supermarkets, remodeling and expanding certain existing supermarkets, expansion of warehouses and new or enhanced information technology applications, are expected to be approximately $197.8 million. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities
-------------------------------------
     Net cash used in financing activities was approximately $373.9 million for the six months ended June 25, 2005, as compared with $354.8 million for the six months ended June 26, 2004. The primary use of net cash in financing activities was funding net common stock repurchases. The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan, 401(k) Plan, Employee Stock Ownership Plan and Non-Employee Directors Stock Purchase Plan. Net common stock repurchases totaled approximately $251.8 million for the six months ended June 25, 2005, as compared with $273.9 million for the six months ended June 26, 2004. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends
---------
     The Company paid an annual cash dividend on its common stock of $.70 per share or approximately $121.9 million on June 1, 2005 to stockholders of record as of the close of business April 19, 2005. In 2004, the Company paid an annual cash dividend on its common stock of $.45 per share or approximately $80.8 million.

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

Results of Operations
---------------------

Sales
-----
     Sales for the quarter ended June 25, 2005 were $4.8 billion, as compared with $4.5 billion for the quarter ended June 26, 2004, an increase of $316.4 million or a 7.0% increase. The Company estimates that its sales increased approximately $145.6 million or 3.2% from net new supermarkets and approximately $170.8 million or 3.8% in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). The Company estimates that comparable store sales for the second quarter ended June 25, 2005 were negatively impacted by approximately $60.5 million or 1.3% of sales as a result of the early Easter holiday, which was in the first quarter of 2005 and the second quarter of 2004.

     Sales for the six months ended June 25, 2005 were $10.0 billion, as compared with $9.1 billion for the six months ended June 26, 2004, an increase of $808.3 million or an 8.8% increase. This reflects an increase of approximately $341.8 million or 3.7% from net new supermarkets and an increase of approximately $466.5 million or 5.1% in comparable store sales.

Gross profit
------------
     Gross profit, as a percentage of sales, was approximately 27.7% and 27.4% for the three months ended June 25, 2005 and June 26, 2004, respectively. These gross profit percentages were approximately 27.4% and 27.2% for the six months ended June 25, 2005 and June 26, 2004, respectively. Gross profit for the three months and six months ended June 25, 2005 remained relatively unchanged as a percentage of sales compared to the three months and six months ended June 26, 2004.

Operating and administrative expenses
-------------------------------------
     Operating and administrative expenses, as a percentage of sales, were approximately 21.2% and 21.3% for the three months ended June 25, 2005 and June 26, 2004, respectively. The operating and administrative expenses, as a percentage of sales, were approximately 20.8% and 21.1% for the six months ended June 25, 2005 and June 26, 2004, respectively. The decrease in operating and administrative expenses as a percentage of sales during the six months ended June 25, 2005 was primarily due to decreases in payroll and workers' compensation, partially offset by increases in certain other employee benefit costs as a percentage of sales.

Net earnings
------------
     Net earnings were $234.9 million or $1.35 per share and $199.4 million or $1.11 per share for the three months ended June 25, 2005 and June 26, 2004, respectively. Net earnings were $494.0 million or $2.85 per share and $402.8 million or $2.25 per share for the six months ended June 25, 2005 and June 26, 2004, respectively.

Forward-Looking Statements
--------------------------

     From time to time, certain information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking information includes statements about the future performance of the Company, which is based on management's assumptions and beliefs in light of the information currently available to them. When used, the words "plan," "estimate," "project," "intend," "believe" and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to: competitive practices and pricing in the food and drug industries generally and particularly in the Company's principal markets; results of programs to control or reduce costs, improve buying practices and control shrink; results of programs to increase sales, including private-label sales, improve perishable departments and improve pricing and promotional efforts; changes in the general economy; changes in consumer spending; changes in population, employment and job growth in the Company's principal markets; and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation, changes in state and Federal legislation or regulation, adverse determinations with respect to litigation or other claims, ability to recruit and retain employees, increases in operating costs, including but not limited to labor costs, credit card fees and utility costs, particularly electric utility costs, ability to construct new stores or complete remodels as rapidly as planned and stability of product costs. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. The Company assumes no obligation to update publicly these forward-looking statements.

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

Item 4. Controls and Procedures
-------------------------------

     As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended June 25, 2005, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

                     Issuer Purchases of Equity Securities
                     -------------------------------------

     Shares of common stock repurchased by the Company during the three months ended June 25, 2005 were as follows:

                                                    Total
                                                  Number of        Approximate
                                                   Shares          Dollar Value
                                                 Purchased as       of Shares
                          Total      Average   Part of Publicly  that May Yet Be
                        Number of     Price       Announced      Purchased Under
                         Shares      Paid per     Plans or         the Plans or
     Period             Purchased     Share       Programs(1)       Programs(1)
     ------             ---------     -----       -----------       -----------
     March 27, 2005
       through
     April 30, 2005     1,200,757    $64.00          N/A               N/A

     May 1, 2005
       through
     May 28, 2005         801,688     66.50          N/A               N/A

     May 29, 2005
       through
     June 25, 2005      1,121,368     66.50          N/A               N/A
                        ---------    ------

     Total              3,123,813    $65.54          N/A               N/A
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

         The Company's common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended June 25, 2005 required to be disclosed in the last two columns of the table.

Item 3. Defaults Upon Senior Securities
---------------------------------------

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     Not Applicable.

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




                          PUBLIX SUPER MARKETS, INC.



Date:  August 4, 2005     /s/ John A. Attaway, Jr.
                          ------------------------------------------
                          John A. Attaway, Jr., Secretary



Date:  August 4, 2005     /s/ David P. Phillips
                          ------------------------------------------
                          David P. Phillips, Chief Financial Officer
                          and Treasurer (Principal Financial and
                          Accounting Officer)