Form 10-Q
period 2005-09-24
PUBLIX SUPER MARKETS INC
filed 2005-11-03
CIK 81061

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 24, 2005
                                   ------------------

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                     No    X
    --------               -------

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of October 20, 2005 was 170,073,194.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                            PUBLIX SUPER MARKETS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
          (Amounts are in thousands, except par value and share amounts)

                                     ASSETS
                                         September 24, 2005   December 25, 2004
                                         ------------------   -----------------
                                                       (Unaudited)

Current assets:
  Cash and cash equivalents                     $  240,471             370,288
  Short-term investments                           156,692             101,718
  Trade receivables                                296,253             289,455
  Merchandise inventories                        1,034,055           1,054,183
  Deferred tax assets                               87,003              71,934
  Prepaid expenses                                  17,770              11,804
                                                ----------          ----------

    Total current assets                         1,832,244           1,899,382
                                                ----------          ----------

Long-term investments                            1,356,387             918,443
Other noncurrent assets                             28,719              18,372
Property, plant and equipment                    5,541,204           5,401,760
  Less accumulated depreciation                 (2,466,705)         (2,273,686)
                                                ----------          ----------

    Net property, plant and equipment            3,074,499           3,128,074
                                                ----------          ----------

         Total assets                           $6,291,849           5,964,271
                                                ==========          ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $  822,107             762,655
  Accrued contribution to retirement plans         269,281             290,136
  Accrued self-insurance reserves                  125,319             115,010
  Accrued salaries and wages                       161,625              90,069
  Federal and state income taxes                     8,553             232,478
  Other                                            217,167             187,451
                                                ----------          ----------

    Total current liabilities                    1,604,052           1,677,799
                                                ----------          ----------

Deferred tax liabilities                           280,525             313,073
Self-insurance reserves                            252,433             240,821
Accrued postretirement benefit cost                 68,097              68,101
Other noncurrent liabilities                       107,875              78,761

Stockholders' equity:
  Common stock of $1 par value.  Authorized
    300,000,000 shares; issued 175,488,534
    shares at September 24, 2005 and 172,591,732
    shares at December 25, 2004                    175,489             172,592
  Additional paid-in capital                       818,227             630,983
  Retained earnings                              3,351,923           2,779,592
                                                ----------          ----------
                                                 4,345,639           3,583,167
  Less 5,277,327 treasury shares
    at September 24, 2005, at cost                (358,290)                ---

  Accumulated other comprehensive earnings          (8,482)              2,549
                                                ----------          ----------

    Total stockholders' equity                   3,978,867           3,585,716
                                                ----------          ----------

         Total liabilities and stockholders'
           equity                               $6,291,849           5,964,271
                                                ==========          ==========

See accompanying notes to condensed consolidated financial statements.

                             PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
     (Amounts are in thousands, except shares outstanding and per share amounts)

                                                    Three Months Ended

                                        September 24, 2005   September 25, 2004
                                        ------------------   ------------------
                                                       (Unaudited)
Revenues:
  Sales                                    $  4,896,702            4,631,622
  Other operating income                         37,414               31,109
                                           ------------          -----------

    Total revenues                            4,934,116            4,662,731
                                           ------------          -----------


Costs and expenses:
  Cost of merchandise sold                    3,615,243            3,421,209
  Operating and administrative expenses       1,032,406              970,734
                                           ------------          -----------

    Total costs and expenses                  4,647,649            4,391,943
                                           ------------          -----------

    Operating profit                            286,467              270,788
                                           ------------          -----------

Investment income, net                           20,521               10,861
Other income, net                                 6,750                6,452
                                           ------------          -----------

Earnings before income tax expense              313,738              288,101

Income tax expense                              113,468              104,390
                                           ------------          -----------


Net earnings                               $    200,270              183,711
                                           ============          ===========


Weighted average number of common
  shares outstanding                        171,573,559          176,119,840
                                           ============          ===========

Basic and diluted earnings per common
  share based on weighted average
  shares outstanding                       $       1.17                 1.04
                                           ============          ===========

Cash dividends paid per common share               none                 none


                   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                    (Amounts are in thousands)

                                                    Three Months Ended

                                        September 24, 2005   September 25, 2004
                                        ------------------   ------------------
                                                       (Unaudited)
Net earnings                               $    200,270              183,711

Other comprehensive earnings
Unrealized (loss) gain on investment
  securities available-for-sale,
  net of tax effect of ($7,025) and
  $6,267 in 2005 and 2004, respectively         (11,186)               9,979

Reclassification adjustment for net
  realized gain on investment
  securities available-for-sale, net
  of tax effect of ($118) and ($1,096)
  in 2005 and 2004, respectively                   (187)              (1,745)
                                           ------------          -----------


Comprehensive earnings                     $    188,897              191,945
                                           ============          ===========

See accompanying notes to condensed consolidated financial statements.

                             PUBLIX SUPER MARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
    (Amounts are in thousands, except shares outstanding and per share amounts)

                                                   Nine Months Ended

                                        September 24, 2005   September 25, 2004
                                        ------------------   ------------------
                                                       (Unaudited)
Revenues:
  Sales                                    $ 14,851,404           13,778,044
  Other operating income                        114,112               95,255
                                           ------------          -----------

    Total revenues                           14,965,516           13,873,299
                                           ------------          -----------


Costs and expenses:
  Cost of merchandise sold                   10,840,594           10,078,274
  Operating and administrative expenses       3,101,954            2,904,324
                                           ------------          -----------

    Total costs and expenses                 13,942,548           12,982,598
                                           ------------          -----------

    Operating profit                          1,022,968              890,701
                                           ------------          -----------

Investment income, net                           53,497               23,663
Other income, net                                17,900               15,350
                                           ------------          -----------

Earnings before income tax expense            1,094,365              929,714

Income tax expense                              400,085              343,198
                                           ------------          -----------


Net earnings                               $    694,280              586,516
                                           ============          ===========


Weighted average number of common
  shares outstanding                        172,834,301          177,892,285
                                           ============          ===========

Basic and diluted earnings per common
  share based on weighted average
  shares outstanding                       $       4.02                 3.29
                                           ============          ===========

Cash dividends paid per common share       $        .70                  .45
                                           ============          ===========

                   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                    (Amounts are in thousands)

                                                   Nine Months Ended

                                        September 24, 2005   September 25, 2004
                                        ------------------   ------------------
                                                       (Unaudited)
Net earnings                               $    694,280              586,516

Other comprehensive earnings
Unrealized (loss) gain on investment
  securities available-for-sale,
  net of tax effect of ($5,294) and
  $593 in 2005 and 2004, respectively            (8,429)                 942

Reclassification adjustment for net
  realized gain on investment
  securities available-for-sale, net
  of tax effect of ($1,634) and ($880)
  in 2005 and 2004, respectively                 (2,602)              (1,400)
                                           ------------          -----------


Comprehensive earnings                     $    683,249              586,058
                                           ============          ===========

See accompanying notes to condensed consolidated financial statements.

                            PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts are in thousands)

                                                   Nine Months Ended

                                        September 24, 2005   September 25, 2004
                                        ------------------   ------------------
                                                       (Unaudited)
Cash flows from operating activities:
  Cash received from customers             $ 14,872,702           13,773,883
  Cash paid to employees and suppliers      (13,083,852)         (12,168,077)
  Income taxes paid                            (664,699)            (237,297)
  Payment for self-insured claims              (142,625)            (137,002)
  Dividends and interest received                51,423               23,397
  Other operating cash receipts                 104,262               84,202
  Other operating cash payments                  (5,842)              (6,189)
                                           ------------          -----------

    Net cash provided by operating
      activities                              1,131,369            1,332,917
                                           ------------          -----------

Cash flows from investing activities:
  Payment for property, plant and
    equipment                                  (237,985)            (316,111)
  Proceeds from sale of property, plant
    and equipment                                10,026               36,055
  Proceeds from sale-leasebacks                   4,050               18,217
  Payment for investment securities -
    available-for-sale (AFS)                   (761,688)            (414,609)
  Proceeds from sale and maturity of
    investment securities - AFS                 243,903              112,697
  Net proceeds from (payments to) joint
    ventures and other investments               11,238               (2,835)
  Other, net                                    (10,949)                (862)
                                           ------------          -----------

    Net cash used in investing activities      (741,405)            (567,448)
                                           ------------          -----------

Cash flows from financing activities:
  Payment for acquisition of common stock      (490,097)            (478,585)
  Proceeds from sale of common stock             92,396               60,493
  Dividends paid                               (121,949)             (80,764)
  Other, net                                       (131)                (131)
                                           ------------          -----------

    Net cash used in financing activities      (519,781)            (498,987)
                                           ------------          -----------

Net (decrease) increase in cash and cash
  equivalents                                  (129,817)             266,482
                                           ------------          -----------

Cash and cash equivalents at beginning
  of period                                     370,288              277,072
                                           ------------          -----------

Cash and cash equivalents at end of period $    240,471              543,554
                                           ============          ===========

See accompanying notes to condensed consolidated financial statements.

                                                                     (Continued)
                                        4



                                 PUBLIX SUPER MARKETS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Amounts are in thousands)

                                                   Nine Months Ended

                                        September 24, 2005   September 25, 2004
                                        ------------------   ------------------
                                                       (Unaudited)
Reconciliation of net earnings to net cash
  provided by operating activities

Net earnings                                 $  694,280              586,516

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization               277,144              276,152
    Retirement contributions paid or payable
      in common stock                           205,987              175,922
    Deferred income taxes                       (40,689)               7,323
    Loss on sale of property, plant and
      equipment                                   4,992               12,896
    Amortization of deferred income from
      sale-leasebacks                            (4,783)              (1,434)
    Gain on sale of investments                  (4,236)              (2,280)
    Self-insurance reserves in excess of
      current payments                           21,921               35,089
    Postretirement accruals less than
      current payments                               (4)                 (53)
    Decrease in advance purchase
      allowances                                 (1,478)              (1,014)
    Other, net                                    6,149                6,483
    Change in cash from:
      Trade receivables                          (6,798)             (30,738)
      Merchandise inventories                    20,128               28,270
      Prepaid expenses                           (5,966)              (5,355)
      Accounts payable and accrued expenses     188,647              146,562
      Federal and state income taxes           (223,925)              98,578
                                             ----------            ---------

          Total adjustments                     437,089              746,401
                                             ----------            ---------

Net cash provided by operating activities    $1,131,369            1,332,917
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

2. Due to the seasonal nature of the Company's business, the results for the three months and nine months ended September 24, 2005 are not necessarily indicative of the results for the entire 2005 fiscal year.

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

7. In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections," (SFAS 154) effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 replaces APB Opinion 20 and SFAS 3. Among other changes, SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The adoption of SFAS 154 will only affect the Company's financial condition or results of operations if it has such changes or corrections of errors in the future.

8. In June 2005, the Emerging Issues Task Force (EITF) issued EITF Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination," (EITF No. 05-6) effective for periods beginning after June 29, 2005. EITF No. 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date of acquisition. EITF No. 05-6 also requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term shall be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. The adoption of EITF No. 05-6 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

                            PUBLIX SUPER MARKETS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Overview
--------

     The Company is primarily engaged in the retail supermarket business, operating stores in Florida, Georgia, South Carolina, Alabama and Tennessee. As of September 24, 2005, the Company operated 864 supermarkets, six convenience stores and five liquor stores. In addition, the Company has a majority position in the Crispers restaurant chain. As of September 24, 2005, Crispers operated 33 restaurants, all located in Florida.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents and short-term and long-term investments totaled approximately $1,753.6 million at September 24, 2005, compared to $1,390.4 million at December 25, 2004.

Net cash provided by operating activities
-----------------------------------------
     Net cash provided by operating activities was approximately $1,131.4 million for the nine months ended September 24, 2005, as compared with $1,332.9 million for the nine months ended September 25, 2004. During 2004, the Company and the State of Florida experienced an unprecedented four major hurricanes in six weeks. As a result, the Company received an extension on its Federal income tax payments due September 15, 2004 and December 15, 2004 until December 30, 2004. The delay in these tax payments decreased net cash provided by operating activities by $190.0 million during the nine months ended September 24, 2005. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities
-------------------------------------
     Net cash used in investing activities was approximately $741.4 million for the nine months ended September 24, 2005, as compared with $567.4 million for the nine months ended September 25, 2004. The primary use of net cash in investing activities was purchasing investments and funding capital expenditures. During the nine months ended September 24, 2005, capital expenditures totaled approximately $238.0 million. These expenditures were primarily incurred in connection with the opening of 14 net new supermarkets (22 new supermarkets opened and eight supermarkets closed) and remodeling or expanding 29 supermarkets. Net new supermarkets added an additional 0.6 million square feet in the nine months ended September 24, 2005, a 1.6% increase. Expenditures were also incurred in the expansion of warehouses and new or enhanced information technology applications. During the nine months ended September 25, 2004, capital expenditures totaled approximately $316.1 million. These expenditures were primarily incurred in connection with the opening of 28 net new supermarkets (36 new supermarkets opened and eight supermarkets closed) and remodeling or expanding 55 supermarkets. Net new supermarkets added an additional 1.2 million square feet in the nine months ended September 25, 2004, a 3.3% increase. Significant expenditures were also incurred in the expansion of warehouses and new or enhanced information technology applications.

Capital expenditure projection
------------------------------
     Capital expenditures for the remainder of 2005, primarily consisting of new supermarkets, remodeling and expanding certain existing supermarkets, expansion of warehouses and new or enhanced information technology applications, are expected to be approximately $87.0 million. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities
-------------------------------------
     Net cash used in financing activities was approximately $519.8 million for the nine months ended September 24, 2005, as compared with $499.0 million for the nine months ended September 25, 2004. The primary use of net cash in financing activities was funding net common stock repurchases. The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan, 401(k) Plan, Employee Stock Ownership Plan (ESOP) and Non-Employee Directors Stock Purchase Plan. Net common stock repurchases totaled approximately $397.7 million for the nine months ended September 24, 2005, as compared with $418.1 million for the nine months ended September 25, 2004. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

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

Results of Operations
---------------------

Sales
-----
     Sales for the quarter ended September 24, 2005 were $4.9 billion, as compared with $4.6 billion for the quarter ended September 25, 2004, an increase of $265.1 million or a 5.7% increase. Sales increased approximately $158.6 million or 3.4% from net new supermarkets and approximately $106.5 million or 2.3% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). The Company estimates that sales for the third quarter ended September 25, 2004 were positively impacted by approximately $189.0 million as a result of the unprecedented four major hurricanes the Company and the State of Florida experienced during 2004. If sales for the quarter ended September 25, 2004 had not been positively impacted by the hurricanes, the reported 2.3% increase in comparable store sales for the quarter ended September 24, 2005 would have been 6.7%.

     Sales for the nine months ended September 24, 2005 were $14.9 billion, as compared with $13.8 billion for the nine months ended September 25, 2004, an increase of $1,073.4 million or a 7.8% increase. Sales increased approximately $494.7 million or 3.6% from net new supermarkets and approximately $578.7 million or 4.2% from comparable store sales. If sales for the nine months ended September 25, 2004 had not been positively impacted by the hurricanes discussed above, the reported 4.2% increase in comparable store sales for the nine months ended September 24, 2005 would have been 5.6%.

Gross profit
------------
     Gross profit, as a percentage of sales, was approximately 26.2% and 26.1% for the three months ended September 24, 2005 and September 25, 2004, respectively. These gross profit percentages were approximately 27.0% and 26.9% for the nine months ended September 24, 2005 and September 25, 2004, respectively. Gross profit, as a percentage of sales, for the three months and nine months ended September 24, 2005 remained essentially unchanged compared to the three months and nine months ended September 25, 2004.

Operating and administrative expenses
-------------------------------------
     Operating and administrative expenses, as a percentage of sales, were approximately 21.1% and 21.0% for the three months ended September 24, 2005 and September 25, 2004, respectively. The operating and administrative expenses, as a percentage of sales, were approximately 20.9% and 21.1% for the nine months ended September 24, 2005 and September 25, 2004, respectively. The decrease in operating and administrative expenses as a percentage of sales during the nine months ended September 24, 2005 was primarily due to decreases in payroll and workers' compensation, partially offset by increases in certain other employee benefit costs as a percentage of sales.

Investment income, net
----------------------
     Investment income, net was approximately $20.5 million and $10.9 million for the three months ended September 24, 2005 and September 25, 2004, respectively. Investment income, net was approximately $53.5 million and $23.7 million for the nine months ended September 24, 2005 and September 25, 2004, respectively. The increase in investment income, net was primarily due to higher average balances of short-term and long-term investments, as well as higher interest rates during the three months and nine months ended September 24, 2005.

Income taxes
------------
     The effective income tax rate was approximately 36.2% for the three months ended September 24, 2005 and September 25, 2004, respectively. The effective income tax rates were approximately 36.6% and 36.9% for the nine months ended September 24, 2005 and September 25, 2004, respectively. The decrease in the effective tax rate is a result of increases in tax exempt interest and dividends paid to ESOP participants.

Net earnings
------------
     Net earnings were $200.3 million or $1.17 per share and $183.7 million or $1.04 per share for the three months ended September 24, 2005 and September 25, 2004, respectively. Net earnings were $694.3 million or $4.02 per share and $586.5 million or $3.29 per share for the nine months ended September 24, 2005 and September 25, 2004, respectively.

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

Item 4. Controls and Procedures
-------------------------------

     As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended September 24, 2005, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

                     Issuer Purchases of Equity Securities
                     -------------------------------------

     Shares of common stock repurchased by the Company during the three months ended September 24, 2005 were as follows:

                                                    Total
                                                  Number of        Approximate
                                                   Shares          Dollar Value
                                                 Purchased as       of Shares
                          Total      Average   Part of Publicly  that May Yet Be
                        Number of     Price       Announced      Purchased Under
                         Shares      Paid per     Plans or         the Plans or
     Period             Purchased     Share       Programs(1)       Programs(1)
     ------             ---------     -----       -----------       -----------

     June 26, 2005
       through
     July 30, 2005        287,123    $66.50          N/A               N/A

     July 31, 2005
       through
     August 27, 2005    1,259,186     72.75          N/A               N/A

     August 28, 2005
       through
     September 24, 2005   963,228     72.75          N/A               N/A
                        ---------    ------

     Total              2,509,537    $72.04          N/A               N/A
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

         The Company's common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended September 24, 2005 required to be disclosed in the last two columns of the table.

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




                                   PUBLIX SUPER MARKETS, INC.



Date:  November 3, 2005            /s/ John A. Attaway, Jr.
                                   ------------------------------------------
                                   John A. Attaway, Jr., Secretary



Date:  November 3, 2005            /s/ David P. Phillips
                                   ------------------------------------------
                                   David P. Phillips, Chief Financial Officer
                                   and Treasurer (Principal Financial and
                                   Accounting Officer)