Form 10-K
period 2005-12-31
PUBLIX SUPER MARKETS INC
filed 2006-03-16
CIK 81061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2005

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

                        Commission File Number 0-00981

                          PUBLIX SUPER MARKETS, INC.
           -----------------------------------------------------
           (Exact name of Registrant as specified in its charter)

            Florida                                59-0324412
     -----------------------             -----------------------------------
     (State of Incorporation)            (I.R.S. Employer Identification No.)

     3300 Publix Corporate Parkway
     Lakeland, Florida                                   33811
---------------------------------------                ---------
(Address of principal executive offices)               (Zip code)

         Registrant's telephone number, including area code: (863) 688-1188

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock $1.00 Par Value

Indicate by check mark if the Registrant is a well-known issuer, as defined in Rule 405 of the Securities Act.
      Yes       X               No
             ------                  ------

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
      Yes                       No     X
            -------                 -------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
      Yes      X                No
           --------                 -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (___)

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer   X       Accelerated filer
                         ------                      ------

 Non-accelerated filer
                         ------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
      Yes                       No    X
          ------                   -------

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,976,402,000 as of June 24, 2005, the last trading day of the Registrant's most recently completed second fiscal quarter.

The number of shares of Registrant's common stock outstanding as of February 9, 2006 was 168,734,156.

                       DOCUMENTS INCORPORATED BY REFERENCE

Pages 2 through 12 of the Proxy Statement solicited for the 2006 Annual Meeting of Stockholders to be held on April 18, 2006 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III hereof.

                                TABLE OF CONTENTS


                                                                    Page
                                                                    ----

                                     PART I

Item 1.  Business                                                     1
Item 1A. Risk Factors                                                 2
Item 1B. Unresolved Staff Comments                                    4
Item 2.  Properties                                                   4
Item 3.  Legal Proceedings                                            5
Item 4.  Submission of Matters to a Vote of Security Holders          5
         Executive Officers of the Company                            6

                                     PART II

Item 5.  Market for the Registrant's Common Equity, Related
           Stockholder Matters and Issuer Purchases of
           Equity Securities                                         10
Item 6.  Five Year Summary of Selected Financial Data                12
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       13
Item 7A. Quantitative and Qualitative Disclosures About Market Risk 23 Management's Report on Internal Control over
           Financial Reporting                                       24
Item 8.  Financial Statements and Supplementary Data                 25
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                       50
Item 9A. Controls and Procedures                                     50
Item 9B. Other Information                                           50

                                    PART III

Item 10. Directors and Executive Officers of the Registrant          51
Item 11. Executive Compensation                                      51
Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                              51
Item 13. Certain Relationships and Related Transactions              51
Item 14. Principal Accounting Fees and Services                      51

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules                     52

                                     PART I


Item 1. Business
----------------

     Publix Super Markets, Inc. and its wholly owned subsidiaries, hereinafter collectively referred to as the "Company," are in the primary business of operating retail food supermarkets in Florida, Georgia, South Carolina, Alabama and Tennessee. The Company has no other significant lines of business or industry segments.

Merchandising and manufacturing
-------------------------------
     The Company's supermarkets sell grocery, dairy, produce, deli, bakery, meat, seafood, housewares and health and beauty care items. Many supermarkets also have pharmacy and floral departments. In addition, the Company has agreements with commercial banks to operate in many of its supermarkets.

     The Company's lines of merchandise include a variety of nationally advertised and private label brands, as well as unbranded merchandise such as produce, meat and seafood. These products are delivered through Company distribution centers or directly from manufacturers and wholesalers. The Company receives the food and non-food products it distributes from many sources. These products are generally available in sufficient quantities to enable the Company to adequately satisfy its customers. The Company believes that its sources of supply of these products and raw materials used in manufacturing are adequate for its needs and that it is not dependent upon a single supplier or relatively few suppliers. Private label items are produced in the Company's dairy, bakery and deli manufacturing facilities or are manufactured for the Company by outside suppliers.

     The Company has experienced no significant changes in the kinds of products sold or in its methods of distribution since the beginning of the fiscal year.

Store operations
----------------
     The Company operated 875 supermarkets at the end of 2005, compared with 850 at the beginning of the year. In 2005, 36 supermarkets were opened, 11 supermarkets were closed and 48 supermarkets were remodeled. The net increase in square footage was 1.1 million square feet or 2.8% since 2004. At the end of 2005, the Company had 641 supermarkets located in Florida, 161 in Georgia, 37 in South Carolina, 25 in Alabama and 11 in Tennessee. Also, as of year end, the Company had 10 supermarkets under construction in Florida, four in Georgia, two in Alabama and one in Tennessee.

Competition
-----------
     The Company is engaged in a highly competitive industry. Competition is based primarily on price, quality of goods and service, convenience and product mix. The Company's primary competition throughout its market areas is with several national and regional supermarket chains, independent supermarkets, supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores and convenience stores. The Company anticipates continued competitor format innovation and location additions in 2006.

Working capital
---------------
     The Company's working capital at the end of 2005 consisted of $2,047.8 million in current assets and $1,811.3 million in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flow from operating activities presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Seasonality
-----------
     The influx of winter residents to Florida and increased purchases of food during the traditional Thanksgiving, Christmas and Easter holidays typically result in seasonal sales increases between November and April of each year.

Employees
---------
     The Company had approximately 134,000 employees at the end of 2005, compared with 128,000 at the end of 2004. Of this total, approximately 72,000 at the end of 2005 and 69,000 at the end of 2004 were not full-time employees. The Company considers its employee relations to be good.

Environmental matters
---------------------
     Compliance by the Company with Federal, state and local environmental protection laws during 2005 had no material effect upon capital expenditures, results of operations or the competitive position of the Company.

Company information
-------------------
     The Company makes available through its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The Company's website address is http://www.publix.com/stock.
                                             ---------------------------

Item 1A.    Risk Factors
------------------------

     In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating the Company's business. The Company's financial condition and results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to the Company or that the Company currently deems immaterial may also impair its operations.

Competition, low profit margins and other factors
-------------------------------------------------
     The retail food industry is highly competitive and generally characterized by low profit margins. The Company's competitors include national and regional supermarket chains, independent supermarkets, supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores and convenience stores. Competition is based primarily on price, quality of goods and service, convenience and product mix. The Company believes it will face increased competition in the future from all of these competitors and its financial condition and results of operations could be impacted by the pricing, purchasing, advertising or promotional decisions made by the competitors. In addition, the Company's business could be adversely affected by other factors, including severe weather conditions, unexpected increases in fuel or other transportation related costs and volatility in food commodity prices. Any of these factors could adversely affect the Company's financial condition and results of operations.

Labor intensive business
------------------------
     The retail food industry is labor intensive. In addition, the Company's operations tend to be more labor intensive than some of its competitors due to the additional customer service offered in its stores. Tight labor markets, government mandated increases in the minimum wage or other benefits, an increased proportion of full-time employees and increased costs of health care and other benefits could result in an increase in labor costs, which could adversely affect the Company's financial condition and results of operations.

New supermarket growth
----------------------
     The Company's ability to open new supermarkets is dependent on identifying and entering into leases on commercially reasonable terms for properties that are suitable for its needs. If the Company fails to identify suitable sites and enter into leases on a timely basis for any reason, including competition from other companies seeking similar sites, the Company's growth may be impaired because it may be unable to open new supermarkets as anticipated. Similarly, its business may be harmed if it is unable to renew the leases on its existing supermarkets on commercially reasonable terms.

Information technology
----------------------
     The Company is increasingly dependent on information technology applications to operate its business, enhance customer service, improve the efficiency of its supply chain and increase employee efficiency. A failure to timely integrate new information technology applications or upgrade existing applications could have an adverse impact on the Company's financial condition and results of operations. In addition, any disruptions in these applications due to information security breakdowns, internal failures of technology or large scale external interruptions in technology infrastructure, such as power, telecommunications, or the internet, could also have an adverse impact on the Company's financial condition and results of operations.

Product liability claims and adverse publicity
----------------------------------------------
     The packaging, marketing, distribution and sale of food and drug products purchased from others or manufactured by the Company entail an inherent risk of product liability claims, product recall and the resulting adverse publicity. Such products may contain contaminants that may be inadvertently redistributed by the Company. These contaminants may, in certain cases, result in illness, injury or death if processing at the consumer level does not eliminate the contaminants. Even an inadvertent shipment of adulterated products is a violation of law and may lead to a product recall and/or an increased risk of exposure to product liability claims. There can be no assurance that such claims will not be asserted against the Company or that the Company will not be obligated to perform such a recall in the future. If a product liability claim is successful, the Company's insurance may not be adequate to cover all liabilities it may incur, and it may not be able to continue to maintain such insurance or obtain comparable insurance at a reasonable cost, if at all. If the Company does not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could have a material adverse effect on the Company's ability to successfully market its products and on the Company's financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the adverse publicity surrounding any assertion that the Company's products caused illness or injury could have a material adverse effect on the Company's reputation with existing and potential customers and on the Company's financial condition and results of operations.

Environmental liability
-----------------------
     The Company is subject to Federal, state and local laws and regulations that govern activities that may have adverse environmental effects and impose liabilities for the costs of cleaning up and certain damages arising from sites of past spills, disposals or other releases of hazardous materials. Under applicable environmental laws, the Company may be responsible for the remediation of environmental conditions and may be subject to associated liabilities relating to its supermarkets and other facilities regardless of whether the Company leases, subleases or owns the supermarkets or other facilities and regardless of whether such environmental conditions were created by the Company or a prior owner or tenant. The costs of investigation, remediation or removal of environmental conditions may be substantial. There can be no assurance that environmental conditions relating to prior, existing or future sites will not harm the Company through, for instance, business interruption, cost of remediation or adverse publicity.

Laws and regulations
--------------------
     In addition to environmental laws and regulations, the Company is subject to Federal, state and local laws and regulations relating to, among other things, product safety, zoning, land use, work place safety, public health, accessibility and restrictions on the sale of various products including alcoholic beverages, tobacco and drugs. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions, disabled access and work permit requirements. Compliance with, or changes in, these laws could adversely affect the Company's financial condition and results of operations.

Legal proceedings
-----------------
     The Company is a party in various legal claims and actions considered in the normal course of business including labor and employment, personal injury, intellectual property and other issues. Although not currently anticipated by management, the results of pending or future proceedings could adversely affect the Company's financial condition or results of operations.

Item 1B.    Unresolved Staff Comments
-------------------------------------

      None

Item 2. Properties
------------------

     At year end, the Company operated approximately 40.0 million square feet of supermarket space. The Company's supermarkets vary in size. Current supermarket prototypes range from 28,000 to 61,000 square feet. Supermarkets are often located in strip shopping centers where the Company is the anchor tenant.

     The majority of the Company's supermarkets are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by leases on other properties. At 62 locations, both the building and land are owned, and at 38 other locations, the building is owned while the land is leased.

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

Item 3. Legal Proceedings
-------------------------

     The Company is a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None

                        EXECUTIVE OFFICERS OF THE COMPANY
                        ---------------------------------

                                                                      Served as
                                                  Nature of Family    Officer of
                                                  Relationship        Company
Name                    Age   Position            Between Officers    Since
----                    ---   --------            ----------------    -----

John A. Attaway, Jr.    47    Senior Vice President,                    2000
                              General Counsel and
                              Secretary

Hoyt R. Barnett         62    Vice Chairman                             1977

David E. Bornmann       48    Vice President                            1998

David E. Bridges        56    Vice President                            2000

Scott E. Brubaker       47    Vice President                            2005

R. Scott Charlton       47    Senior Vice President                     1992

William E. Crenshaw     55    President           Cousin of             1990
                                                  Charles H. Jenkins, Jr.

G. Gino DiGrazia        43    Vice President                            2002
                              and Controller

David S. Duncan         52    Vice President                            1999

William V. Fauerbach    59    Vice President                            1997

John R. Frazier         56    Vice President                            1997

Linda S. Hall           46    Vice President                            2002

M. Clayton Hollis, Jr.  49    Vice President                            1994

John T. Hrabusa         50    Senior Vice President                     2004

Mark R. Irby            50    Vice President                            1989

Charles H. Jenkins, Jr. 62    Chief Executive     Cousin of             1974
                              Officer             William E. Crenshaw

Randall T. Jones, Sr.   43    Senior Vice President                     2003

Linda S. Kane           40    Vice President and                        2000
                              Assistant Secretary

Thomas M. McLaughlin    55    Vice President                            1994

Sharon A. Miller        62    Assistant Secretary                       1992

                        EXECUTIVE OFFICERS OF THE COMPANY
                        ---------------------------------

                                                                      Served as
                                                  Nature of Family    Officer of
                                                  Relationship        Company
Name                    Age   Position            Between Officers    Since
----                    ---   --------            ----------------    -----

Robert H. Moore         63    Vice President                            1994

Dale S. Myers           53    Vice President                            2001

Alfred J. Ottolino      40    Vice President                            2004

David P. Phillips       46    Chief Financial                           1990
                              Officer and Treasurer

James H. Rhodes II      61    Vice President                            1995

Richard J. Schuler II   50    Vice President                            2000

Edward T. Shivers       66    Vice President                            1985

Michael R. Smith        46    Vice President                            2005

Sandra J. Woods         46    Vice President                            2002
                              and Controller

Laurie S. Zeitlin       42    Senior Vice President                     2006
                              and Chief Information
                              Officer




The terms of all officers expire in May 2006 or upon the election of their successors.

Name                    Business Experience During Last Five Years
----                    ------------------------------------------

John A. Attaway, Jr.    General Counsel and Secretary of the Company to January
                        2005, Senior Vice President, General Counsel and
                        Secretary thereafter.

Hoyt R. Barnett         Vice Chairman of the Company and Trustee of the
                        Employee  Stock Ownership Plan.

David E. Bornmann       Vice President of the Company.

David E. Bridges        Vice President of the Company.

Scott E. Brubaker       Regional Director of Retail Operations -
                        Lakeland Division of the Company to June 2004, Regional
                        Director of Retail Operations - Jacksonville Division to
                        July 2005, Vice President thereafter.

R. Scott Charlton       Vice President of the Company to July 2005,
                        Senior Vice President thereafter.

William E. Crenshaw     President of the Company.

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

Linda S. Hall           Director of Internal Audit to November 2002,
                        Vice President thereafter.

M. Clayton Hollis, Jr.  Vice President of the Company.

John T. Hrabusa         Vice President of Office Depot,  Inc. to March 2004,
                        Vice President of the Company to January 2005,
                        Senior Vice President thereafter.

Mark R. Irby            Vice President of the Company.

Charles H. Jenkins, Jr. Chairman of the Executive  Committee and
                        Chief Operating  Officer of the Company to
                        May 2001, Chief Executive Officer thereafter.

Randall T. Jones, Sr.   Regional Director of Retail Operations -
                        Jacksonville  Division of the Company to November 2003,
                        Vice President to July 2005, Senior Vice President thereafter.

Linda S. Kane           Director of Benefits Administration and Assistant
                        Secretary of the Company to May 2002, Vice President and Assistant Secretary thereafter.

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

Robert H. Moore         Vice President of the Company.

Dale S. Myers           Regional Director of Retail Operations - Lakeland
                        Division  of the Company to July 2001,
                        Vice President thereafter.

Alfred J. Ottolino      Vice President of Wakefern Food Corporation to
                        June 2003, Vice President of Winn-Dixie Stores, Inc.
                        from July 2003 to March 2004, Vice President of the
                        Company thereafter.

David P. Phillips       Chief Financial Officer and Treasurer of the Company.

James H. Rhodes II      Vice President of the Company.

Richard J. Schuler II   Vice President of the Company.

Edward T. Shivers       Vice President of the Company.

Michael R. Smith        Director of Deli Manufacturing and Purchasing
                        Support of the Company to May 2001, Director of Deli and
                        Bakery Manufacturing to July 2004, Director of Fresh
                        Product Manufacturing to July 2005, Vice President thereafter.

Sandra J. Woods         Director of Corporate Accounting to May 2002, Vice
                        President and Controller thereafter.

Laurie S. Zeitlin       Vice President of The Home Depot, Inc. to November 2003,
                        Senior Vice President and Chief Information Officer of Kinko's, Inc. to February 2004, Senior Vice
                        President and Chief Information Officer of FedEx
                        Kinko's Office and Print  Center, Inc. to January  2006,
                        Senior Vice President and Chief Information Officer of the Company thereafter.

                                     PART II

Item 5. Market for the Registrant's Common Equity,  Related Stockholder  Matters
--------------------------------------------------------------------------------
        and Issuer Purchases of Equity Securities
        -----------------------------------------

(a)   Market Information
------------------------

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

      Because there is no trading of the Company's common stock on a public stock exchange, the market price of the Company's common stock is determined by the Board of Directors based upon quarterly appraisals prepared by an independent appraiser. The market prices for the Company's common stock for 2005 and 2004 were as follows:

                                                 2005          2004
                                                 ----          ----

               January - February               $58.50        46.50
               March - April                     64.00        51.50
               May - July                        66.50        52.25
               August - October                  72.75        58.50
               November - December               77.25        58.50

(b)   Approximate Number of Equity Security Holders
---------------------------------------------------

      As of February 9, 2006, the approximate number of holders of the Company's common stock was 95,000.

(c)   Dividends
---------------

      The Company paid an annual cash dividend of $.70 per share of common stock in 2005 and $.45 per share in 2004. Payment of dividends is within the discretion of the Company's Board of Directors and depends on, among other factors, net earnings, capital requirements and the financial condition of the Company. It is believed that comparable cash dividends will be paid in the future.

(d)   Purchases of Equity Securities by the Issuer
--------------------------------------------------

                        Issuer Purchases of Equity Securities
                        -------------------------------------

      Shares of common stock repurchased by the Company during the three months ended December 31, 2005 were as follows:

                                                    Total
                                                  Number of        Approximate
                                                   Shares          Dollar Value
                                                 Purchased as       of Shares
                          Total      Average   Part of Publicly  that May Yet Be
                        Number of     Price       Announced      Purchased Under
                         Shares      Paid per     Plans or         the Plans or
     Period             Purchased     Share       Programs(1)       Programs(1)
     ------             ---------     -----       -----------       -----------

     September 25, 2005
         through
     October 29, 2005     232,285    $72.75          N/A              N/A

     October 30, 2005
         through
     November 26, 2005    605,200     77.17          N/A              N/A

     November 27, 2005
         through
     December 31, 2005    503,166     77.25          N/A              N/A
                        ---------    ------


          Total         1,340,651    $76.43          N/A              N/A
                        =========    ======



      (1) Common stock is made available for sale only to the Company's current employees through the Company's ESPP and 401(k) Plan. In addition, common stock is made available under the ESOP. Common stock is also made available for sale to members of the Company's Board of Directors through the Directors Plan. The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, 401(k) Plan, ESOP and Directors Plan each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company.

          The Company's common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended December 31, 2005 required to be disclosed in the last two columns of the table.



Item 6. Five Year Summary of Selected Financial Data
----------------------------------------------------


                                2005          2004         2003         2002        2001
                                ----          ----         ----         ----        ----

Sales:
    Sales                    $20,589,130   18,554,486   16,760,749   15,851,301   15,209,824
    Percent increase               11.0%        10.7%         5.7%         4.2%         4.7%
    Comparable store sales
        percent increase
        (decrease)                  5.4%         5.7%         0.0%        (0.7%)        3.9%

Earnings:
    Gross profit             $ 5,529,450    4,976,746    4,485,617    4,229,539    3,857,254
    Earnings before income
        tax expense          $ 1,550,738    1,295,011    1,047,089    1,002,830      826,823
    Net earnings             $   989,156      819,383      660,933      632,404      530,421
    Net earnings as a
        percent of sales           4.80%        4.42%        3.94%        3.99%        3.49%

Common stock:
    Weighted average
        shares outstanding   172,039,137  176,775,733  184,112,742  194,466,212  202,171,794
    Basic and diluted
        earnings per
        common share,
        based on weighted
        average shares
        outstanding          $      5.75         4.64         3.59         3.25         2.62
    Cash dividends per
        share                $       .70          .45          .40          .33          .32

Financial data:
    Capital expenditures     $   338,946      403,373      563,576      635,891      656,422
    Working capital          $   236,488      221,583      209,941      127,870       49,328
    Current ratio                   1.13         1.13         1.15         1.10         1.04
    Total assets             $ 6,727,223    5,964,271    5,150,717    4,789,602    4,408,187
    Stockholders' equity     $ 4,205,774    3,585,716    3,169,310    3,008,068    2,762,551

Stores:
    Number of supermarkets           875          850          801          741          684
    Number of convenience
        stores                         5            5            4            4            2


NOTE: Amounts are in thousands, except shares outstanding, per share amounts and number of stores. Fiscal year 2005 includes 53 weeks. All other years include 52 weeks.


Item 7. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations
        -------------------------

Overview
--------

      The Company is primarily engaged in the retail food industry, operating supermarkets, in Florida, Georgia, South Carolina, Alabama and Tennessee. The Company has no other significant lines of business or industry segments. As of December 31, 2005, the Company operated 875 supermarkets representing approximately 40.0 million square feet of space.

      In 2001, the Company began piloting a convenience store concept. As of December 31, 2005, the Company operated five convenience stores.

      In 2002, the Company acquired a minority interest in Crispers, a casual dining restaurant chain based in Lakeland, Florida. In 2004, the Company increased its ownership in Crispers to a majority position. As of December 31, 2005, Crispers operated 34 restaurants, all located in Florida.

      In 2004, the Company began piloting a liquor store concept. The liquor stores are located adjacent to the Company's supermarkets. As of December 31, 2005, the Company operated five liquor stores in Florida.

      At the end of fiscal year 2005, the Company had 641 supermarkets located in Florida, 161 in Georgia, 37 in South Carolina, 25 in Alabama and 11 in Tennessee. The Company opened 22 supermarkets in Florida, five supermarkets in Georgia, five supermarkets in Tennessee and four supermarkets in Alabama during 2005. The Company closed 11 supermarkets in 2005, including nine supermarkets that were replaced by new supermarkets.

      The Company's revenues are earned and cash is generated as merchandise is sold to customers in the supermarkets. Income is earned by selling merchandise at price levels that produce sales revenues in excess of cost of merchandise sold and operating and administrative expenses. The Company has historically been able to increase revenues and net earnings from year to year. Further, the Company has historically been able to meet its cash requirements from internally generated funds without the need to generate cash through debt financing. The Company's year end cash balances are also significantly impacted by capital expenditures, investment transactions and stock repurchases during the year.

      The Company sells a variety of merchandise to generate revenues. This merchandise includes grocery, dairy, produce, deli, bakery, meat, seafood, housewares and health and beauty care items. Many of the Company's supermarkets also have pharmacy and floral departments. Merchandise includes a mix of nationally advertised and private label brands. The Company's private label brand plays an increasingly important role in its merchandising strategy.

Operating Environment
---------------------

      The Company is engaged in the highly competitive retail food industry. Competition is based primarily on price, quality of goods and service, convenience and product mix. In addition, the Company competes with other retailers for prime retail site locations. The Company competes with retailers as well as other labor market competitors in attracting and retaining quality employees. The Company's primary competition throughout its market areas is with several national and regional traditional supermarket chains, independent supermarkets and specialty food stores, as well as non-traditional competition such as supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores and convenience stores. As a result of the highly competitive environment, traditional supermarkets, including the Company, face increasing business challenges. There has been a trend in recent years for traditional supermarkets to lose market share to non-traditional competition. The success of the Company, in particular its ability to retain its customers, depends on its ability to meet the business challenges created by this competitive environment.

      In order to meet the competitive challenges facing the Company, management continues to focus on the Company's core strategies, including customer service, product quality, shopping environment, competitive pricing and convenient locations. The Company has implemented several strategic business and technology initiatives as part of the execution of these core strategies. The Company believes these core strategies and related strategic initiatives differentiate it from its competition and present opportunities for increased market share and sustained financial growth.

Liquidity and Capital Resources
-------------------------------

      Cash and cash equivalents and short-term and long-term investments totaled approximately $2,029.1 million as of December 31, 2005, compared to $1,390.4 million and $674.6 million as of December 25, 2004 and December 27, 2003, respectively.


Net cash provided by operating activities
-----------------------------------------
      Net cash provided by operating activities was approximately $1,579.8 million for the year ended December 31, 2005, as compared with $1,643.2 million and $1,303.7 million for the years ended December 25, 2004 and December 27, 2003, respectively. As a result of Hurricane Wilma that occurred during the fourth quarter of 2005, discussed below, the Company received an extension on its Federal income tax payment due December 15, 2005 to February 28, 2006. The delay in this tax payment increased net cash provided by operating activities by $95.0 million during the year ended December 31, 2005. During 2004, the Company experienced an unprecedented four major hurricanes in six weeks. As a result, the Company received an extension on its Federal income tax payments due September 15, 2004 and December 15, 2004 until December 30, 2004. The delay in these tax payments increased net cash provided by operating activities by $190.0 million during the year ended December 25, 2004 with the resulting decrease in net cash provided by operating activities occurring during the year ended December 31, 2005. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities
-------------------------------------
      Net cash used in investing activities was approximately $1,031.6 million for the year ended December 31, 2005, as compared with $950.3 million and $526.5 million for the years ended December 25, 2004 and December 27, 2003, respectively. The primary use of net cash in investing activities was funding capital expenditures and purchasing investments. During the year ended December 31, 2005, capital expenditures totaled approximately $338.9 million. These expenditures were primarily incurred in connection with the opening of 25 net new supermarkets (36 new supermarkets opened and 11 supermarkets closed) and remodeling 48 supermarkets. Net new supermarkets added an additional 1.1 million square feet in the year ended December 31, 2005, a 2.8% increase. Expenditures were also incurred in the expansion of warehouses and new or enhanced information technology applications. During the year ended December 25, 2004, capital expenditures totaled approximately $403.4 million. These expenditures were primarily incurred in connection with the opening of 49 net new supermarkets (57 new supermarkets opened and eight supermarkets closed) and remodeling or expanding 71 supermarkets. Net new supermarkets and expansions added an additional 2.1 million square feet in the year ended December 25, 2004, a 5.7% increase. Significant expenditures were also incurred in the expansion of warehouses and new or enhanced information technology applications. During the year ended December 27, 2003, capital expenditures totaled approximately $563.6 million. These expenditures were primarily incurred in connection with the opening of 60 net new supermarkets (78 new supermarkets opened and 18 supermarkets closed) and remodeling or expanding 80 supermarkets. Net new supermarkets and expansions added an additional 3.2 million square feet in the year ended December 27, 2003, a 9.4% increase. Significant expenditures were also incurred in the expansion of warehouses, office construction and new or enhanced information technology applications.

Capital expenditure projection
------------------------------
      In 2006, the Company plans to open approximately 40 supermarkets. Although real estate development is unpredictable, the Company's 2006 new store growth represents a reasonable estimate of anticipated future growth. Capital expenditures for 2006, primarily consisting of new supermarkets, remodeling certain existing supermarkets, new or enhanced information technology applications and expansion of warehouses, are expected to be approximately $475.0 million. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities
-------------------------------------
      Net cash used in financing activities was approximately $582.6 million for the year ended December 31, 2005, as compared with $599.7 million and $707.6 million for the years ended December 25, 2004 and December 27, 2003, respectively. The primary use of net cash in financing activities was funding net common stock repurchases. The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan, 401(k) Plan, Employee Stock Ownership Plan and Non-Employee Directors Stock Purchase Plan. Net common stock repurchases totaled approximately $460.5 million for the year ended December 31, 2005, as compared with $518.8 million and $632.0 million for the years ended December 25, 2004 and December 27, 2003, respectively. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends
---------
      The Company paid an annual cash dividend on its common stock of $121.9 million or $.70 per share, $80.8 million or $.45 per share and $75.5 million or $.40 per share in 2005, 2004 and 2003, respectively.

Cash requirements
-----------------
      In 2006, the cash requirements for current operations, capital expenditures and common stock repurchases are expected to be financed by internally generated funds or liquid assets. Based on the Company's financial position, it is expected that short-term and long-term borrowings would be readily available to support the Company's liquidity requirements, if needed.




Contractual Obligations
-----------------------

Following is a summary of contractual obligations as of December 31, 2005:

                                            Payments Due by Period
                                            ----------------------

                                                            2007 -     2009 -     There-
                                     Total       2006       2008       2010       after
                                     -----       ----       ----       ----       -----
                                                   (Amounts are in thousands)

Contractual Obligations:

 Operating leases (1)              $4,102,959   336,122    646,640   604,554    2,515,643
 Purchase obligations (2)(3)(4)       899,107   541,325     71,281    53,683      232,818
 Other long-term liabilities:
   Self-insurance reserves (5)        242,449       ---     91,491    44,214      106,744
   Accrued postretirement
     benefit cost (6)                  68,088     2,684      6,121     7,154       52,129
   Other noncurrent liabilities        24,484       ---     24,484       ---          ---
                                   ----------   -------   --------   -------    ---------

          Total                    $5,337,087   880,131    840,017   709,605    2,907,334
                                   ==========   =======    =======   =======    =========





(1) For a more detailed description of the operating lease obligations, refer to Note 9(a) Commitments and Contingencies - Operating Leases in the Notes to Consolidated Financial Statements.

(2) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable within 30 days without penalty.

(3) As of December 31, 2005, the Company had $9.5 million outstanding in trade letters of credit and $1.0 million outstanding in standby letters of credit to support certain of these purchase obligations.

(4) Purchase obligations include $362.9 million in common area maintenance commitments related to operating leases. The actual amounts to be paid are variable and have been estimated based on current costs.

(5) As of December 31, 2005, the Company had $224.6 million outstanding in standby letters of credit for the benefit of the Company's insurance carriers to support this obligation.

(6) For a more detailed description of the postretirement benefit obligations, refer to Note 5 Postretirement Benefits in the Notes to Consolidated Financial Statements.




Off-Balance Sheet Arrangements
------------------------------

      The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company's financial condition, results of operations or cash flows.

Hurricane Impact - 2005
-----------------------

      During the fourth quarter ended December 31, 2005, the Company was impacted by Hurricane Wilma. The Company recorded the effect of this hurricane in the fourth quarter of 2005.

      Temporary supermarket closings occurred primarily in south Florida due to weather conditions, evacuations of certain areas and damage to the Company's supermarkets. Almost all affected supermarkets were reopened within 24 hours, operating on generator power if normal power had not been restored. All were reopened within nine days except one supermarket. This supermarket sustained significant damage and remains closed. The Company is currently evaluating whether to repair and reopen this supermarket.

      The impact of Hurricane Wilma did not have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company estimated additional costs related to Hurricane Wilma included in cost of merchandise sold were approximately $35.0 million. These costs were primarily related to inventory losses due to extensive power outages and additional distribution costs. The additional operating and administrative expenses related to Hurricane Wilma were approximately $8.0 million. These expenses were primarily related to incremental payroll, facility repairs and disposal fees for inventory lost due to power outages. The Company estimated the profit on the incremental sales resulting from customers stocking up and replenishing, as well as sales of hurricane supplies, partially offset these losses.

      The Company maintains property insurance coverage for hurricanes on a per occurrence basis and is currently seeking partial recovery of its losses from its insurance carrier. The Company's insurance coverage for this occurrence has a deductible of approximately $31.0 million. The Company recorded an estimated amount of insurance recovery in the fourth quarter of 2005.

Hurricane Impact - 2004
-----------------------

      During the third quarter ended September 25, 2004, the Company experienced an unprecedented four major hurricanes in six weeks. The Company recorded the effect of these hurricanes, Charley, Frances, Ivan and Jeanne, in the third quarter of 2004.

      Temporary supermarket closings occurred throughout the Company due to weather conditions and evacuations of certain areas. Almost all affected supermarkets were reopened within 24 hours, operating on generator power if normal power had not been restored. All supermarkets were reopened within five days.

      The impact of the four hurricanes on the Company did not have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company estimated additional costs related to the four hurricanes included in cost of merchandise sold were approximately $58.0 million. These costs were primarily related to inventory losses due to power outages and additional distribution costs. The additional operating and administrative expenses related to the four hurricanes were approximately $5.0 million. These expenses were primarily related to facility repairs and disposal fees for inventory lost due to power outages. The Company estimated the profit on the incremental sales resulting from repeated cycles of customers stocking up and replenishing, as well as sales of hurricane supplies, largely offset the losses incurred by the Company. The losses incurred by the Company were below the insurance policy deductible limits per occurrence, so there was no recovery of the losses from insurance coverage.

Results of Operations
---------------------

      The Company's fiscal year ends on the last Saturday in December. Fiscal year 2005 included 53 weeks and fiscal years 2004 and 2003 included 52 weeks.

Sales
-----
      Sales for 2005 were $20.6 billion as compared with $18.6 billion in 2004, an increase of $2,034.6 million or an 11.0% increase. Sales increased approximately $387.5 million or 2.1% from an additional week in 2005, approximately $645.2 million or 3.5% from net new supermarkets and approximately $1,001.9 million or 5.4% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). The Company estimates that sales for 2005 were positively impacted by approximately $73.0 million as a result of the hurricane the Company experienced during the fourth quarter of 2005. If sales for 2005 and 2004 had not been positively impacted by the hurricanes, the reported 5.4% increase in comparable store sales for 2005 would have been 6.1%.

      Sales for 2004 were $18.6 billion as compared with $16.8 billion in 2003, an increase of $1,793.7 million or a 10.7% increase. Sales increased approximately $833.7 million or 5.0% from net new supermarkets and approximately $960.0 million or 5.7% from comparable store sales. The Company estimates that sales for 2004 were positively impacted by approximately $189.0 million as a result of the unprecedented four major hurricanes the Company experienced during 2004. If sales for 2004 had not been positively impacted by the hurricanes, the reported 5.7% increase in comparable store sales for 2004 would have been 4.6%.

      Sales for 2003 were $16.8 billion as compared with $15.9 billion in 2002, an increase of $909.4 million or a 5.7% increase. All of this increase was from net new supermarkets since the beginning of 2002 as comparable store sales were unchanged.

Gross profit
------------
      Gross profit as a percentage of sales was approximately 26.9% in 2005 as compared with 26.8% in 2004 and 2003, respectively. In 2005, gross profit remained relatively unchanged compared to 2004 and 2003. During 2003, the Company modified its calculation of cost of merchandise sold to improve the comparability of the Company's gross profit to others in the retail food industry.


Operating and administrative expenses
-------------------------------------
      Operating and administrative expenses as a percentage of sales were approximately 20.6%, 20.9% and 21.6% in 2005, 2004 and 2003, respectively. The decrease in operating and administrative expenses as a percentage of sales during 2005 was primarily due to the incremental sales from an additional week and a decrease in workers' compensation, partially offset by increases in certain facilities costs as a percentage of sales.

      The decrease in operating and administrative expenses as a percentage of sales during 2004 was due to the incremental sales from the hurricanes discussed above and the closure of PublixDirect, LLC, ("PublixDirect") during 2003 discussed below. The hurricanes decreased operating and administrative expenses as a percentage of sales in 2004 and the closure of PublixDirect increased operating and administrative expenses as a percentage of sales in 2003. The decrease in operating and administrative expenses as a percentage of sales during 2004 was also due to decreases in payroll, workers' compensation and repair and maintenance costs, which were partially offset by increases in health care and certain facilities costs as a percentage of sales.

      The operating and administrative expenses as a percentage of sales were adjusted due to the modification of the cost of merchandise sold calculation noted above.

Investment income, net
----------------------
      Investment income, net was approximately $74.3 million, $35.3 million and $21.9 million in 2005, 2004 and 2003, respectively. The increase in investment income, net was primarily due to higher average balances of short-term and long-term investments, as well as higher interest rates during 2005.

Income taxes
------------
      The effective income tax rates were 36.2% in 2005, 36.7% in 2004 and 36.9% in 2003. The effective income tax rates differ from the expected U.S. Federal statutory rate of 35.0% in all years primarily due to the impact of state income taxes, partially offset by the Federal benefit of state income taxes, tax exempt interest and dividends paid to ESOP participants.

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

Net earnings
------------
      Net earnings were $989.2 million or $5.75 per share, $819.4 million or $4.64 per share and $660.9 million or $3.59 per share for 2005, 2004 and 2003, respectively.

Accounting Standards
--------------------

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

      In December 2004, the FASB issued a revision to Statement of Financial Accounting Standard No. 123, "Share-Based Payment," (SFAS 123(R)) effective for fiscal years beginning after June 15, 2005. SFAS 123(R) requires all stock-based compensation awards to be recorded at fair value as an expense in the Company's consolidated financial statements. The Company does not currently have any stock-based employee compensation subject to SFAS 123(R). Therefore, the adoption of SFAS 123(R) is not expected to have an effect on the Company's financial condition, results of operations or cash flows.

      In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections," (SFAS 154) effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 replaces APB Opinion 20 and SFAS 3. Among other changes, SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The adoption of SFAS 154 will only affect the Company's financial condition or results of operations if it has such changes or corrections of errors in the future.

      In June 2005, the Emerging Issues Task Force (EITF) issued EITF Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination," (EITF No. 05-6) effective for periods beginning after June 29, 2005. EITF No. 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date of acquisition. EITF No. 05-6 also requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term shall be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. The adoption of EITF No. 05-6 did not have an effect on the Company's financial condition, results of operations or cash flows.

      In October 2005, the FASB issued FASB Staff Position No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period," (FAS 13-1) effective for periods beginning after December 15, 2005. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense as opposed to being capitalized. The Company currently expenses rental costs associated with operating leases incurred during the construction period in accordance with FAS 13-1. Therefore, the adoption of FAS 13-1 will not have an effect on the Company's financial condition, results of operations or cash flows.

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

Inventories
-----------
Inventories are valued at the lower of cost or market. The cost for substantially all of the Company's inventories was determined using the dollar value last-in, first-out method. Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to each similar merchandise category's ending retail value. The cost of remaining inventories was determined using the first-in, first-out ("FIFO") method. The FIFO cost of inventory approximates replacement or current cost. The Company also reduces inventory for estimated losses related to shrink.

Investments
-----------
The Company reviews its investments for other-than-temporary impairments based on criteria that include the extent to which cost exceeds market value, the duration of the market decline and the financial health of and prospects for the issuer. This review requires significant judgment. If market or issuer conditions decline, the Company may incur future impairments.

Property, Plant and Equipment and Depreciation
----------------------------------------------
Assets are recorded at cost and are depreciated using the straight-line method over their estimated useful lives or the terms of their leases, if shorter, as follows: buildings and improvements are at 10 - 40 years, furniture, fixtures and equipment are at 3 - 20 years and leasehold improvements are at 1 - 40 years. The Company considers lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured.

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

Forward-Looking Statements
--------------------------

      From time to time, certain information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking information includes statements about the future performance of the Company, which is based on management's assumptions and beliefs in light of the information currently available to them. When used, the words "plan," "estimate," "project," "intend," "believe" and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to: competitive practices and pricing in the food and drug industries generally and particularly in the Company's principal markets; results of programs to control or reduce costs, improve buying practices and control shrink; results of programs to increase sales, including private-label sales, improve perishable departments and improve pricing and promotional efforts; changes in the general economy; changes in consumer spending; changes in population, employment and job growth in the Company's principal markets; and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation, changes in state and Federal legislation or regulation, adverse determinations with respect to litigation or other claims, ability to recruit and retain employees, increases in operating costs including, but not limited to, labor costs, credit card fees and utility costs, particularly electric utility costs, ability to construct new supermarkets or complete remodels as rapidly as planned and stability of product costs. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. The Company assumes no obligation to update publicly these forward-looking statements.

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

      Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment and these criteria, management believes that the Company's internal control over financial reporting was effective as of December 31, 2005.

      The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on management's assessment of the Company's internal control over financial reporting, which is included herein on page 27.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------


          Index to Consolidated Financial Statements and Schedule

                                                                            Page
                                                                            ----

Reports of Independent Registered Public Accounting Firm                     26

Consolidated Financial Statements:

  Consolidated Balance Sheets - December 31, 2005 and December 25, 2004      28

  Consolidated Statements of Earnings - Years ended December 31, 2005,
    December 25, 2004 and December 27, 2003                                  30

  Consolidated Statements of Comprehensive Earnings - Years ended
    December 31, 2005, December 25, 2004 and December 27, 2003               31

  Consolidated Statements of Stockholders' Equity - Years ended
    December 31, 2005, December 25, 2004 and December 27, 2003               32

  Consolidated Statements of Cash Flows - Years ended December 31, 2005,
    December 25, 2004 and December 27, 2003                                  33

  Notes to Consolidated Financial Statements                                 35




The following consolidated financial statement schedule of the Company for the years ended December 31, 2005, December 25, 2004 and December 27, 2003 is submitted herewith:


Schedule:
  II - Valuation and Qualifying Accounts                                     49


All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

           Report of Independent Registered Public Accounting Firm
           -------------------------------------------------------



The Board of Directors and Stockholders
Publix Super Markets, Inc.:


We have audited the  accompanying  consolidated  balance  sheets of Publix Super
Markets,  Inc.  and  subsidiaries  (the  "Company")  as of December 31, 2005 and
December  25,  2004,  and  the  related  consolidated  statements  of  earnings, comprehensive earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. and subsidiaries as of December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


KPMG LLP

February 28, 2006
Tampa, Florida
Certified Public Accountants

          Report of Independent Registered Public Accounting Firm
          -------------------------------------------------------


The Board of Directors and Stockholders
Publix Super Markets, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Publix Super Markets, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Publix Super Markets, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, Publix Super Markets, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries as of December 31, 2005 and December 25, 2004, and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 28, 2006 expressed an unqualified opinion on those consolidated financial statements.


KPMG LLP

February 28, 2006
Tampa, Florida
Certified Public Accountants





                             PUBLIX SUPER MARKETS, INC.
                           Consolidated Balance Sheets
                              December 31, 2005 and
                                December 25, 2004


              Assets                                2005            2004
              ------                                ----            ----
                                                 (Amounts are in thousands)


Current assets:
  Cash and cash equivalents                     $  335,969         370,288
  Short-term investments                           119,303         101,718
  Trade receivables                                354,950         289,455
  Merchandise inventories                        1,109,543       1,054,183
  Deferred tax assets                               85,475          71,934
  Prepaid expenses                                  42,521          11,804
                                                ----------       ---------

          Total current assets                   2,047,761       1,899,382
                                                ----------       ---------

Long-term investments                            1,573,795         918,443
Other noncurrent assets                             57,786          46,784

Property, plant and equipment:
  Land                                             162,642         159,023
  Buildings and improvements                     1,101,419       1,068,364
  Furniture, fixtures and equipment              3,309,086       3,160,507
  Leasehold improvements                           960,005         912,689
  Construction in progress                          42,460          72,765
                                                ----------       ---------

                                                 5,575,612       5,373,348

  Less accumulated depreciation                  2,527,731       2,273,686
                                                ----------       ---------


          Net property, plant and equipment      3,047,881       3,099,662
                                                ----------       ---------


                                                $6,727,223       5,964,271
                                                ==========       =========





See accompanying notes to consolidated financial statements.







      Liabilities and Stockholders' Equity          2005              2004
      ------------------------------------          ----              ----

                                                 (Amounts are in thousands,
                                             except par value and share amounts)


Current liabilities:
  Accounts payable                              $  913,521         762,655
  Accrued expenses:
    Contribution to retirement plans               349,805         290,136
    Self-insurance reserves                        119,339         115,010
    Salaries and wages                              98,629          90,069
    Other                                          181,627         187,451
                                                ----------       ---------

          Total accrued expenses                   749,400         682,666
                                                ----------       ---------


  Federal and state income taxes                   148,352         232,478
                                                ----------       ---------


          Total current liabilities              1,811,273       1,677,799

Deferred tax liabilities                           283,979         313,073
Self-insurance reserves                            242,449         240,821
Accrued postretirement benefit cost                 68,088          68,101
Other noncurrent liabilities                       115,660          78,761
                                                ----------       ---------


          Total liabilities                      2,521,449       2,378,555
                                                ----------       ---------


Stockholders' equity:
  Common stock of $1 par value.  Authorized
    300,000,000 shares; issued and
    outstanding 169,388,472 shares
    in 2005 and 172,591,732 shares in 2004         169,388         172,592
  Additional paid-in capital                       818,226         630,983
  Retained earnings                              3,231,816       2,779,592
                                                 ---------       ---------


                                                 4,219,430       3,583,167

  Accumulated other comprehensive
      earnings (losses)                            (13,656)          2,549
                                                ----------       ---------


          Total stockholders' equity             4,205,774       3,585,716
                                                ----------       ---------

Commitments and contingencies                          ---             ---
                                                ----------       ---------

                                                $6,727,223       5,964,271
                                                ==========       =========








                              PUBLIX SUPER MARKETS, INC.
                       Consolidated Statements of Earnings
                   Years ended December 31, 2005, December 25, 2004
                              and December 27, 2003


                                      2005           2004           2003
                                      ----           ----           ----

                                  (Amounts are in thousands, except shares
                                     outstanding and per share amounts)

Revenues:
  Sales                          $ 20,589,130     18,554,486      16,760,749
  Other operating income              155,681        131,885         126,120
                                 ------------    -----------     -----------

    Total revenues                 20,744,811     18,686,371      16,886,869
                                 ------------    -----------     -----------

Costs and expenses:
  Cost of merchandise sold         15,059,680     13,577,740      12,275,132
  Operating and administrative
    expenses                        4,231,402      3,869,791       3,613,759
                                 ------------    -----------     -----------

    Total costs and expenses       19,291,082     17,447,531      15,888,891
                                 ------------    -----------     -----------


    Operating profit                1,453,729      1,238,840         997,978
                                 ------------    -----------     -----------



Investment income, net                 74,293         35,311          21,926
Other income, net                      22,716         20,860          27,185
                                 ------------    -----------     -----------

Earnings before income tax
  expense                           1,550,738      1,295,011       1,047,089

Income tax expense                    561,582        475,628         386,156
                                 ------------    -----------     -----------

Net earnings                     $    989,156        819,383         660,933
                                 ============    ===========     ===========

Weighted average number of
  common shares outstanding       172,039,137    176,775,733     184,112,742
                                 ============    ===========     ===========

Basic and diluted earnings
  per common share based on
  weighted average shares
  outstanding                    $       5.75           4.64            3.59
                                 ============    ===========     ===========


See accompanying notes to consolidated financial statements.




                           PUBLIX SUPER MARKETS, INC.
                Consolidated Statements of Comprehensive Earnings
                 Years ended December 31, 2005, December 25, 2004
                           and December 27, 2003


                                          2005           2004           2003
                                          ----           ----           ----

                                              (Amounts are in thousands)


Net earnings                           $989,156        819,383         660,933

Other comprehensive earnings (losses)

Unrealized (loss) gain on investment
  securities available-for-sale,
  net of tax effect of ($8,484),
  $419 and $3,174 in 2005, 2004
  and 2003, respectively                (13,510)           668           5,055

Reclassification adjustment for net
  realized gain on investment
  securities available-for-sale,
  net of tax effect of ($1,692),
  ($1,348) and ($800) in 2005,
  2004 and 2003, respectively            (2,695)        (2,147)         (1,274)
                                       --------        -------         -------


Comprehensive earnings                 $972,951        817,904         664,714
                                       ========        =======         =======




See accompanying notes to consolidated financial statements.




                                                     PUBLIX SUPER MARKETS, INC.
                                            Consolidated Statements of Stockholders' Equity
                                           Years ended December 31, 2005, December 25, 2004
                                                       and December 27, 2003

                                                                                          Common
                                                                                          Stock
                                                                                        (Acquired    Accumulated      Total
                                                               Additional               From) Sold     Other          Stock-
                                                  Common        Paid-in     Retained    to Stock-   Comprehensive    holders'
                                                   Stock        Capital     Earnings     holders      Earnings        Equity
                                                   -----        -------     --------     -------      --------        ------

                                                       (Amounts are in thousands, except per share and share amounts)


Balances at December 28, 2002                    $189,168       421,019    2,397,634         ---           247        3,008,068

Comprehensive earnings for the year                   ---           ---      660,933         ---         3,781          664,714
Cash dividends, $.40 per share                        ---           ---      (75,455)        ---           ---          (75,455)
Contribution of 5,298,904 shares
  to retirement plans                               1,705        69,313          ---      132,990          ---          204,008
Acquired 17,631,828 shares
  from stockholders                                   ---           ---          ---     (694,669)         ---         (694,669)
Sale of 1,534,568 shares to
  stockholders                                        102         3,822          ---       58,720          ---           62,644
Retirement of 12,605,111 shares                   (12,606)          ---     (490,353)     502,959          ---              ---
                                                 --------       -------    ---------     --------      -------        ---------

Balances at December 27, 2003                     178,369       494,154    2,492,759          ---        4,028        3,169,310

Comprehensive earnings (losses)
  for the year                                        ---           ---      819,383          ---       (1,479)         817,904
Cash dividends, $.45 per share                        ---           ---      (80,764)         ---          ---          (80,764)
Contribution of 3,845,892 shares
  to retirement plans                               2,506       133,243          ---       62,314          ---          198,063
Acquired 11,079,191 shares
  from stockholders                                   ---           ---          ---     (598,516)         ---         (598,516)
Sale of 1,455,618 shares to
  stockholders                                         71         3,586          ---       76,062          ---           79,719
Retirement of 8,354,336 shares                     (8,354)          ---     (451,786)     460,140          ---              ---
                                                 --------       -------    ---------     --------      -------        ---------

Balances at December 25, 2004                     172,592       630,983    2,779,592          ---        2,549        3,585,716

Comprehensive earnings (losses)
  for the year                                       ---            ---      989,156          ---      (16,205)         972,951
Cash dividends, $.70 per share                       ---            ---     (121,949)         ---          ---         (121,949)
Contribution of 3,586,745 shares
  to retirement plans                               2,842       183,986          ---       42,724          ---          229,552
Acquired 8,689,051 shares
  from stockholders                                  ---            ---          ---     (592,566)         ---         (592,566)
Sale of 1,899,046 shares to
  stockholders                                         54         3,257          ---      128,759          ---          132,070
Retirement of 6,100,062 shares                     (6,100)          ---     (414,983)     421,083          ---              ---
                                                 --------       -------    ---------     --------      -------        ---------

Balances at December 31, 2005                    $169,388       818,226    3,231,816          ---      (13,656)       4,205,774
                                                 ========       =======    =========     ========      =======        =========



See accompanying notes to consolidated financial statements.




                           PUBLIX SUPER MARKETS, INC.
                     Consolidated Statements of Cash Flows
                  Years ended December 31, 2005, December 25, 2004
                            and December 27, 2003

                                             2005           2004           2003
                                             ----           ----           ----

                                               (Amounts are in thousands)


Cash flows from operating activities:
  Cash received from customers          $ 20,560,245     18,541,695      16,752,469
  Cash paid to employees and suppliers   (18,309,454)   (16,611,646)    (15,044,383)
  Income taxes paid                         (678,167)      (242,569)       (344,364)
  Payment for self-insured claims           (200,477)      (185,869)       (179,424)
  Dividends and interest received             73,708         33,230          20,900
  Other operating cash receipts              142,185        117,416         108,072
  Other operating cash payments               (8,206)        (9,079)         (9,613)
                                        ------------     ----------     -----------
      Net cash provided by operating
       activities                          1,579,834      1,643,178       1,303,657
                                        ------------     ----------     -----------


Cash flows from investing activities:
  Payment for property, plant and
    equipment                               (338,946)      (403,373)       (563,576)
  Proceeds from sale of property,
    plant and equipment                       11,423         69,254          35,679
  Proceeds from sale-leasebacks                4,860         25,961           8,098
  Payment for investment securities -
    available-for-sale (AFS)              (1,090,077)      (793,487)       (340,499)
  Proceeds from sale and maturity of
    investment securities - AFS              393,933        159,811         327,485
  Net proceeds from (payments to) joint
    ventures and other investments               275         (7,244)          6,528
  Other, net                                 (13,045)        (1,192)           (212)
                                        ------------     ----------     -----------
      Net cash used in investing
       activities                         (1,031,577)      (950,270)       (526,497)
                                        ------------     ----------     -----------


Cash flows from financing activities:
  Payment for acquisition of common
    stock                                   (592,566)      (598,516)       (694,669)
  Proceeds from sale of common stock         132,070         79,719          62,644
  Dividends paid                            (121,949)       (80,764)        (75,455)
  Other                                         (131)          (131)           (131)
                                        ------------     ----------     -----------
      Net cash used in financing
       activities                           (582,576)      (599,692)       (707,611)
                                        ------------     ----------     -----------

Net (decrease) increase in cash and
    cash equivalents                         (34,319)        93,216          69,549

Cash and cash equivalents at beginning
    of year                                  370,288        277,072         207,523
                                        ------------     ----------     -----------

Cash and cash equivalents at end
    of year                             $    335,969        370,288         277,072
                                        ============     ==========     ===========




See accompanying notes to consolidated financial statements.



                           PUBLIX SUPER MARKETS, INC.
                      Consolidated Statements of Cash Flows
                                   (Continued)


                                             2005          2004           2003
                                             ----          ----           ----

                                                (Amounts are in thousands)


Reconciliation of net earnings to
  net cash provided by operating
  activities

Net earnings                             $  989,156      819,383         660,933

Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
    Depreciation and amortization           373,684      379,920         343,997
    Retirement contributions paid
      or payable in common stock            290,422      244,087         199,620
    Deferred income taxes                   (32,459)      13,089          45,415
    Loss on sale of property, plant
      and equipment                           7,663       13,582          21,578
    Amortization of deferred income from
      sale-leasebacks                        (5,213)      (2,235)           (483)
    Gain on sale of investments              (4,387)      (3,495)         (2,074)
    Self-insurance reserves in excess
      of current payments                     5,957       29,632          46,582
    Postretirement accruals (less than) in
      excess of current payments                (13)         141          (1,102)
    (Decrease) increase in advance
      purchase allowances                      (130)         119          (2,466)
    Other, net                               10,618        4,952           1,531
    Change in cash from:
      Trade receivables                     (65,495)     (48,354)        (53,024)
      Merchandise inventories               (55,360)     (72,727)        (59,213)
      Prepaid expenses                      (30,717)      (2,026)         (5,515)
      Accounts payable and
        accrued expenses                    180,234       47,140         111,501
      Federal and state income taxes        (84,126)     219,970          (3,623)
                                         ----------    ---------       ---------

         Total adjustments                  590,678      823,795         642,724
                                         ----------    ---------       ---------
Net cash provided by operating
  activities                             $1,579,834    1,643,178       1,303,657
                                         ==========    =========       =========



See accompanying notes to consolidated financial statements.

                            PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

                      December 31, 2005, December 25, 2004
                              and December 27, 2003

(1)   Summary of Significant Accounting Policies
      ------------------------------------------

     (a)  Business
          --------
          The  Company is in the  primary  business  of  operating  retail  food
          supermarkets  in  Florida,   Georgia,  South  Carolina,   Alabama  and
          Tennessee. The Company operates in a single industry segment.

     (b)  Principles of Consolidation
          ---------------------------
          The consolidated financial statements include all entities over which the Company has control, including its majority-owned subsidiaries. The Company accounts for equity investments in companies over which it has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method. All significant intercompany balances and transactions are eliminated in consolidation.

     (c)  Fiscal Year
          -----------
          The fiscal year ends on the last Saturday in December. Fiscal year 2005 includes 53 weeks. Fiscal years 2004 and 2003 include 52 weeks.

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

     (f)  Inventories
          -----------
          Inventories are valued at the lower of cost or market. The cost for approximately 86% of inventories was determined using the dollar value last-in, first-out method as of December 31, 2005 and December 25, 2004. The cost of remaining inventories was determined using the first-in, first-out ("FIFO") method. The FIFO cost of inventory approximates replacement or current cost.

     (g)  Investments
          -----------
          The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income, net. The Company had no held-to-maturity securities as of December 31, 2005 or December 25, 2004.


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

                Buildings and improvements          10 - 40 years
                Furniture, fixtures and equipment    3 - 20 years
                Leasehold improvements               1 - 40 years

          Maintenance and repairs are charged to operating expenses as incurred. Expenditures for renewals and betterments are capitalized. The gain or loss realized on disposed assets or assets to be disposed of is recorded in operating and administrative expenses in the consolidated statements of earnings.

     (i)  Capitalized Computer Software Costs
          -----------------------------------
          The Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use. These costs are capitalized and amortized over a three year life. The amounts capitalized were approximately $10,176,000, $17,444,000 and $22,351,000 for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003, respectively.

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



                                                                    (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements


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

     (l)  Comprehensive Earnings
          ----------------------
          Comprehensive earnings includes net earnings and other comprehensive earnings. Other comprehensive earnings includes revenues, expenses, gains and losses that have been excluded from net earnings and recorded directly to stockholders' equity. Included in other comprehensive earnings for the Company are unrealized gains and losses on available-for-sale securities, net of income taxes.

     (m)  Revenue Recognition
          -------------------
          Revenue is recognized at the point of sale for retail sales. Vendor coupons that are reimbursed are accounted for as sales. Coupons and other sales incentives offered by the Company that are not reimbursed are recorded as a reduction of sales.

     (n)  Other Operating Income
          ----------------------
          Other operating income includes income generated from other activities, primarily lottery commissions, automated teller transactions, commissions on licensee sales, check cashing fees, circulation commissions, money transfer and money order fees, coupon handling fees, in-store subleases and vending machine commissions.

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


                                                                    (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

     (p)  Advertising Costs
          -----------------
          Advertising costs are expensed as incurred and were approximately $153,528,000, $140,668,000 and $125,209,000 for the fiscal years ended
          December 31, 2005, December 25, 2004 and December 27, 2003, respectively.

     (q)  Other Income, net
          -----------------
          Other  income,   net  includes  rent  received  from  shopping  center
          operations,   net  of  related  expenses,   and  other   miscellaneous
          nonoperating income.

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

     (u)  Reclassifications
          -----------------
          Certain 2004 and 2003 amounts have been reclassified to conform with the 2005 presentation.

 (2)  Merchandise Inventories
      -----------------------

      If the first-in, first-out method of valuing inventories had been used by the Company to value all inventories, inventories and current assets would have been higher than reported by approximately $152,047,000, $141,808,000 and $127,989,000 as of December 31, 2005, December 25, 2004 and December 27, 2003, respectively.

 (3)  Fair Value of Financial Instruments
      -----------------------------------

      The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:



                                                                    (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

      Cash and cash equivalents: The carrying amount for cash and cash equivalents approximates fair value.

      Investment securities: The fair values for debt and marketable equity securities are based on quoted market prices.

      The carrying amount of the Company's other financial instruments as of December 31, 2005 and December 25, 2004 approximated their respective fair values.

      All other investments are accounted for using the equity method. The carrying amount of other investments approximates fair value.

(4)   Investments
      -----------

      Following is a summary of investments as of December 31, 2005 and December 25, 2004:
                                             Gross        Gross
                               Amortized   Unrealized   Unrealized      Fair
                                  Cost       Gains        Losses        Value
                                  ----       -----        ------        -----

                                           (Amounts are in thousands)

      2005
      ----
      Available-for-sale:
        Tax exempt bonds      $  549,035        605        6,264       543,376
        Taxable bonds          1,110,192      2,149       21,728     1,090,613
        Equity securities         13,998      3,006          ---        17,004
                              ----------     ------       ------     ---------

                               1,673,225      5,760       27,992     1,650,993

      Other investments           42,105        ---          ---        42,105
                              ----------     ------       ------     ---------

                              $1,715,330      5,760       27,992     1,693,098
                              ==========     ======       ======     =========
      2004
      ----
      Available-for-sale:
        Tax exempt bonds      $  408,393      1,222        2,539       407,076
        Taxable bonds            533,903      1,925        4,241       531,587
        Equity securities         41,124      7,856           74        48,906
                              ----------     ------       ------     ---------

                                 983,420     11,003        6,854       987,569

      Other investments           32,592        ---          ---        32,592
                              ----------     ------       ------     ---------

                              $1,016,012     11,003        6,854     1,020,161
                              ==========     ======       ======     =========


      The realized gains on sales of available-for-sale securities totaled approximately $5,517,000, $5,462,000 and $4,544,000 for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003, respectively, and the realized losses totaled approximately $1,130,000, $1,967,000 and $2,470,000, respectively.

      The net realized gains (losses) on other investments totaled approximately $1,280,000, $1,944,000 and ($176,000) for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003, respectively.

                                                                    (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

      The amortized cost and estimated fair value of debt and marketable equity securities classified as available-for-sale and other investments as of December 31, 2005 and December 25, 2004, by expected maturity, are as follows:

                                             2005                   2004
                                     --------------------   --------------------

                                     Amortized      Fair    Amortized     Fair
                                        Cost        Value      Cost       Value
                                        ----        -----      ----       -----

                                              (Amounts are in thousands)

      Due in one year or less        $  119,937    119,303    101,771    101,718
      Due after one year through
        five years                      328,729    324,661    207,800    206,933
      Due after five years through
        ten years                        75,403     73,878     65,896     65,786
      Due after ten years             1,135,158  1,116,147    566,829    564,226
                                     ----------  ---------  ---------  ---------

                                      1,659,227  1,633,989    942,296    938,663
      Equity securities                  13,998     17,004     41,124     48,906
      Other investments                  42,105     42,105     32,592     32,592
                                     ----------  ---------  ---------  ---------

                                     $1,715,330  1,693,098  1,016,012  1,020,161
                                     ==========  =========  =========  =========

      Following is a summary of temporarily impaired investments as of December 31, 2005 and December 25, 2004:


                               Less Than           12 Months
                               12 Months           or Longer          Total
                               ---------           ---------          -----

                                   Unreal-           Unreal-             Unreal-
                           Fair     ized     Fair     ized      Fair      ized
                           Value   Losses    Value   Losses     Value    Losses
                           -----   ------    -----   ------     -----    ------

                                        (Amounts are in thousands)

      2005
      ----
      Tax exempt bonds   $294,980   2,333   196,053   3,931    491,033     6,264
      Taxable bonds       623,392  13,185   232,159   8,543    855,551    21,728
                         --------  ------   -------  ------  ---------    ------

      Total temporarily
        impaired
        investments      $918,372  15,518   428,212  12,474  1,346,584    27,992
                         ========  ======   =======  ======  =========    ======

      2004
      ----
      Tax exempt bonds   $286,815   1,722    25,696     817    312,511     2,539
      Taxable bonds       294,955   2,994    48,097   1,247    343,052     4,241
      Equity securities     3,798      17       126      57      3,924        74
                         --------  ------   -------  ------  ---------    ------

      Total temporarily
        impaired
        investments      $585,568   4,733    73,919   2,121    659,487     6,854
                         ========  ======   =======  ======  =========    ======



      The Company believes the unrealized losses presented above are temporary. To make this determination, management reviews the credit worthiness of the issuers as well as underlying factors mitigating risk of loss of principal or default of interest payments. There are 325 investment issues contributing to the total unrealized loss of $27,992,000 as of December 31, 2005. The unrealized loss is driven by changes in interest rates impacting the market value of the tax exempt and taxable

                                                                    (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

      bonds owned by the Company. The Company continues to receive scheduled principal and interest payments on these investments.

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

      The Company made benefit payments to beneficiaries of retirees of approximately $2,841,000, $2,140,000 and $2,255,000 during the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003, respectively.

      The following tables provide a reconciliation of the changes in the benefit obligations and fair value of plan assets measured as of October 1, and a statement of the funded status as of December 31, 2005 and December 25, 2004:

                                                          2005          2004
                                                          ----          ----

                                                      (Amounts are in thousands)

      Change in benefit obligation:
        Benefit obligation as of beginning of year    $  80,174        72,702
        Service cost                                        479           674
        Interest cost                                     4,568         4,337
        Actuarial loss                                    3,248         4,601
        Benefit payments                                 (2,841)       (2,140)
                                                      ---------       -------

        Benefit obligation as of end of year          $  85,628        80,174
                                                      =========       =======


      Change in fair value of plan assets:
        Fair value of plan assets as of beginning
          of year                                     $     ---           ---
        Employer contributions                            2,841         2,140
        Benefit payments                                 (2,841)       (2,140)
                                                      ---------       -------

        Fair value of plan assets as of end of year   $     ---           ---
                                                      =========       =======


      Funded status                                   $ (85,628)      (80,174)
      Unrecognized actuarial loss                        19,986        18,594
      Unrecognized prior service cost                    (2,446)       (6,521)
                                                      ---------       -------

      Accrued postretirement benefit cost             $ (68,088)      (68,101)
                                                      =========       =======

                                                                    (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

      Following are the actuarial assumptions that were used in the calculation of the year end benefit obligation:


                                                   2005        2004        2003
                                                   ----        ----        ----

      Discount rate                                5.50%       5.75%       6.00%
      Rate of compensation increase                4.00%       4.00%       4.00%

      Net periodic postretirement benefit cost consists of the following components:

                                                   2005        2004        2003
                                                   ----        ----        ----

                                                   (Amounts are in thousands)

      Service cost                               $   479        674         775
      Interest cost                                4,568      4,337       4,191
      Amortization of prior service cost          (4,075)    (4,075)     (4,075)
      Recognized actuarial loss                    1,856      1,345         262
                                                 -------     ------      ------

      Net periodic postretirement benefit cost   $ 2,828      2,281       1,153
                                                 =======     ======      ======


      Actuarial losses are amortized over the average remaining service life of active participants when the accumulation of such losses exceeds 10% of the greater of the projected benefit obligation or the fair value of plan assets.


      Following are the actuarial assumptions that were used in the calculation of the net periodic postretirement benefit cost:


                                                   2005        2004        2003
                                                   ----        ----        ----

      Discount rate                               5.75%       6.00%       6.75%
      Rate of compensation increase               4.00%       4.00%       4.00%


      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                        Year
                        ----

                           (Amounts are in thousands)

                        2006                      $ 2,684
                        2007                        2,933
                        2008                        3,188
                        2009                        3,448
                        2010                        3,706
                        2011 through 2015          22,681


                                                                    (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements


(6)   Retirement Plans
      ----------------

      The Company has a trusteed,  noncontributory Employee Stock Ownership Plan
      (ESOP) for the benefit of eligible employees. The amount of the Company's discretionary contribution to the ESOP is determined annually by the Board of Directors and can be made in Company common stock or cash. The expense recorded for contributions to this plan was approximately $273,429,000, $228,585,000 and $184,849,000 for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003, respectively.

      The Company has a 401(k) plan for the benefit of eligible employees. The 401(k) plan is a voluntary defined contribution plan. Eligible employees may contribute up to 10% of their eligible annual compensation, subject to the maximum contribution limits established by Federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2005, 2004 and 2003, the Board of Directors approved a match of 50% of eligible contributions up to 3% of eligible wages, not to exceed a maximum match of $750 per employee. The match, which is determined as of the last day of the plan year and paid in the subsequent plan year, is in common stock of the Company. The expense recorded for the Company's match to the 401(k) plan was approximately $16,993,000, $15,502,000 and $14,771,000 for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003, respectively.

      The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

(7)   Income Taxes
      ------------

      Total income taxes for the years ended December 31, 2005, December 25, 2004 and December 27, 2003 were allocated as follows:

                                              2005        2004      2003
                                              ----        ----      ----

                                               (Amounts are in thousands)

      Earnings                              $561,582    475,628    386,156
      Other comprehensive earnings           (10,176)      (929)     2,374
                                            --------    -------    -------

                                            $551,406    474,699    388,530
                                            ========    =======    =======



                                                                    (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

      The provision for income taxes consists of the following:


                                           Current    Deferred     Total
                                           -------    --------     -----

                                             (Amounts are in thousands)

      2005
      ----
      Federal                             $518,473     (27,920)   490,553
      State                                 75,568      (4,539)    71,029
                                          --------     -------    -------

                                          $594,041     (32,459)   561,582
                                          ========     =======    =======
      2004
      ----
      Federal                             $400,202      13,899    414,101
      State                                 62,337        (810)    61,527
                                          --------     -------    -------

                                          $462,539      13,089    475,628
                                          ========     =======    =======
      2003
      ----
      Federal                             $294,488      39,021    333,509
      State                                 46,253       6,394     52,647
                                          --------     -------    -------

                                          $340,741      45,415    386,156
                                          ========     =======    =======



      The actual tax expense for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003 differs from the "expected" tax expense for those years (computed by applying the U.S. Federal corporate tax rate of 35% to earnings before income taxes) as follows:


                                              2005         2004       2003
                                              ----         ----       ----

                                               (Amounts are in thousands)

      Computed "expected" tax expense      $542,758     453,254     366,481
      State income taxes (net of
        Federal income tax benefit)          46,169      39,993      34,221
      Other, net                            (27,345)    (17,619)    (14,546)
                                           --------     -------     -------

                                           $561,582     475,628     386,156
                                           ========     =======     =======






                                                                    (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2005 and December 25, 2004 are as follows:


                                                        2005        2004
                                                        ----        ----

                                                    (Amounts are in thousands)
      Deferred tax assets:
        Self-insurance reserves                      $124,829      125,254
        Retirement plan contributions                  35,672       29,863
        Postretirement benefit cost                    26,267       26,272
        Reserves not currently deductible              18,395       17,602
        Advance purchase allowances                     7,866       11,197
        Inventory capitalization                        6,748        6,526
        Other                                          15,550        6,370
                                                     --------      -------

              Total deferred tax assets              $235,327      223,084
                                                     ========      =======


      Deferred tax liabilities:
        Property, plant and equipment,
          principally due to depreciation            $425,971      454,134
        Other                                           7,860       10,089
                                                     --------      -------

              Total deferred tax liabilities         $433,831      464,223
                                                     ========      =======


      The Company expects the results of future operations and the reversal of deferred tax liabilities to generate sufficient taxable income to allow utilization of deferred tax assets; therefore, no valuation allowance has been recorded as of December 31, 2005 or December 25, 2004.


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



                                                                    (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements


 (9) Commitments and Contingencies
     -----------------------------

     (a)  Operating Leases
          ----------------
          The Company conducts a major portion of its retail operations from leased premises. Initial terms of the leases are typically 20 years, followed by renewal options at five year intervals and may include rent escalation clauses. Contingent rentals include reimbursement of insurance and maintenance and for certain premises, additional rentals based on a percentage of sales in excess of stipulated minimums. The reimbursement of insurance and maintenance is generally based on the Company's prorata share using square footage. The Company recognizes rent expense for operating leases with rent escalation clauses on a straight-line basis over the applicable lease term. Additionally, the Company has operating leases for certain transportation and other equipment.


           Total rental expense for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003, is as follows:

                                            2005         2004        2003
                                            ----         ----        ----

                                                (Amounts are in thousands)

                Minimum rentals          $335,608      289,213      266,108
                Contingent rentals         44,233       39,650       35,979
                Sublease rental income     (9,245)      (8,461)      (8,247)
                                         --------      -------      -------

                                         $370,596      320,402      293,840
                                         ========      =======      =======


          As of December 31, 2005, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:


                                     Minimum       Sublease
                                      Rental        Rental
                Year                Commitments     Income        Net
                ----                -----------     ------        ---

                                     (Amounts are in thousands)

                2006                $  336,122      (6,262)     329,860
                2007                   328,156      (4,148)     324,008
                2008                   318,484      (2,036)     316,448
                2009                   307,155      (1,423)     305,732
                2010                   297,399      (1,224)     296,175
                Thereafter           2,515,643      (1,741)   2,513,902
                                    ----------     -------    ---------

                                    $4,102,959     (16,834)   4,086,125
                                    ==========     =======    =========




                                                                    (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

          The Company also owns shopping centers which are leased to tenants for minimum monthly rentals plus, in certain instances, contingent rentals. Contingent rentals include reimbursement of insurance and maintenance and in certain instances, additional rentals based on a percentage of sales in excess of stipulated minimums. Contingent rentals are included in trade receivables and were approximately $583,000 and $1,604,000 as of December 31, 2005 and December 25, 2004,
          respectively. Rental income was approximately $18,531,000, $17,321,000 and $18,802,000 for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003, respectively. The approximate amounts of minimum future rental payments to be received under noncancelable operating leases are $14,784,000, $12,525,000, $9,876,000, $7,245,000 and $4,657,000 for the years 2006 through 2010, respectively, and $24,370,000 thereafter.

     (b)  Letters of Credit
          -----------------
          As of December 31, 2005, the Company had $9,500,000 outstanding in trade letters of credit and $1,000,000 in standby letters of credit to support certain purchase obligations. In addition, the Company had $224,600,000 in standby letters of credit outstanding for the benefit of the Company's insurance carriers related to self-insurance reserves.

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



                                                                    (Continued)

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

(10)  Quarterly Information (unaudited)
      ---------------------------------

      Following is a summary of the quarterly results of operations for the fiscal years ended December 31, 2005 and December 25, 2004. All quarters have 13 weeks except the fourth quarter of 2005 which has 14 weeks.


                                            Quarter Ended
                            ---------------------------------------------------
                                March       June       September    December
                                -----       ----       ---------    --------
                            (Amounts are in thousands, except per share amounts)

      2005
      ----
      Revenues               $5,180,473   4,850,927    4,934,116   5,779,295
      Costs and expenses     $4,792,466   4,502,433    4,647,649   5,348,534
      Net earnings           $  259,106     234,904      200,270     294,876
      Basic and diluted
        earnings per common
        share, based on
        weighted average
        shares outstanding   $     1.50        1.35         1.17        1.74

      2004
      ----
      Revenues               $4,682,820   4,527,748    4,662,731   4,813,072
      Costs and expenses     $4,369,490   4,221,165    4,391,943   4,464,933
      Net earnings           $  203,396     199,409      183,711     232,867
      Basic and diluted
        earnings per common
        share, based on
        weighted average
        shares outstanding   $     1.14        1.11         1.04        1.34



                                                                     Schedule II
                                                                     -----------


                           PUBLIX SUPER MARKETS, INC.
                        Valuation and Qualifying Accounts
                 Years ended December 31, 2005, December 25, 2004
                            and December 27, 2003
                         (Amounts are in thousands)



                                      Balance at     Additions      Deductions     Balance at
                                      Beginning      Charged to       From           End of
           Description                 of Year        Income         Reserves        Year
           -----------                 -------        ------         --------        ----


Year ended December 31, 2005

Reserves not deducted from assets:
   Self-insurance reserves:
     -Current                         $115,010       204,806         200,477      119,339
     -Noncurrent                       240,821         1,628             ---      242,449
                                      --------       -------         -------      -------

                                      $355,831       206,434         200,477      361,788
                                      ========       =======         =======      =======

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

      None

Item 9A.  Controls and Procedures
---------------------------------

Disclosure Controls and Procedures
----------------------------------

      As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Internal Control over Financial Reporting
-----------------------------------------

      Management's report on the Company's internal control over financial reporting is included on page 24 of this report. The independent registered public accounting firm has issued their report, included herein on page 27, (1) on management's assessment of the effectiveness of internal control over financial reporting and (2) on the effectiveness of internal control over financial reporting.


Item 9B.  Other Information
---------------------------

      None

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

      Certain information concerning the directors and executive officers of the Company is incorporated by reference to pages 2 through 8 of the Proxy Statement of the Company (2006 Proxy Statement) which the Company intends to file no later than 120 days after its fiscal year end. Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of the Company."

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

Item 11.  Executive Compensation
--------------------------------

      Information regarding executive compensation is incorporated by reference to page 5 and pages 8 through 11 of the 2006 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      Information regarding security ownership is incorporated by reference to pages 6 through 8 of the 2006 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      Information regarding certain relationships and related transactions is incorporated by reference to pages 3 and 8 of the 2006 Proxy Statement.

Item 14.  Principal Accounting Fees and Services
------------------------------------------------

      Information   regarding   principal   accounting   fees  and  services  is
incorporated by reference to page 12 of the 2006 Proxy Statement.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules
-------------------------------------------------

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

      10. Indemnification Agreement, in the form attached as an exhibit to the quarterly report of the Company on Form 10-Q for the quarter ended March 31, 2001, between the Company and all of its directors and officers as reported in the quarterly, annual and current reports of the Company on Form 10-Q, Form 10-K and Form 8-K for the periods ended March 31, 2001, June 30, 2001, September 29, 2001, June 29, 2002, December 28, 2002, September 27, 2003, December 27, 2003,
            March 27, 2004, May 18, 2005, July 1, 2005 and January 30, 2006.

      10.1 Non-Employee Directors Stock Purchase Plan Summary Plan Description, as registered in the Form S-8 filed with the Securities and Exchange Commission on June 21, 2001, is incorporated by reference to the exhibits to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 2001.

      10.2 Incentive Bonus Plan is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 25, 2004.

      14. Code of Ethical Conduct for Financial Managers is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 28, 2002.

      21.   Subsidiaries of the Registrant.

      23.   Consent of Independent Registered Public Accounting Firm.

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

                                                  PUBLIX SUPER MARKETS, INC.

March 16, 2006                               By:  /s/ John A. Attaway, Jr.
                                                  ------------------------
                                                  John A. Attaway, Jr.
                                                  Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Carol Jenkins Barnett          Director                       March 16, 2006
------------------------------
Carol Jenkins Barnett


/s/ Hoyt R. Barnett                Vice Chairman and Director     March 16, 2006
------------------------------
Hoyt R. Barnett


/s/ Joan G. Buccino                Director                       March 16, 2006
------------------------------
Joan G. Buccino


/s/ William E. Crenshaw            President and Director         March 16, 2006
------------------------------
William E. Crenshaw


/s/ Sherrill W. Hudson             Director                       March 16, 2006
------------------------------
Sherrill W. Hudson
                                   Chief Executive Officer and
                                   Director
/s/ Charles H. Jenkins, Jr.        (Principal Executive Officer)  March 16, 2006
------------------------------
Charles H. Jenkins, Jr.

                                   Chairman of the Board and
/s/ Howard M. Jenkins              Director                       March 16, 2006
------------------------------
Howard M. Jenkins


/s/ E. Vane McClurg                Director                       March 16, 2006
------------------------------
E. Vane McClurg


/s/ Kelly E. Norton                Director                       March 16, 2006
------------------------------
Kelly E. Norton

/s/ Maria A. Sastre                Director                       March 16, 2006
------------------------------
Maria A. Sastre
                                   Chief Financial Officer and
                                   Treasurer
                                   (Principal Financial and
/s/ David P. Phillips              Accounting Officer)            March 16, 2006
------------------------------
David P. Phillips