Form 10-Q
period 2006-04-01
PUBLIX SUPER MARKETS INC
filed 2006-05-11
CIK 81061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 1, 2006
                                    -------------

                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ______________ to ______________


                         Commission File Number 0-00981
                                                -------

                            PUBLIX SUPER MARKETS, INC.
              ------------------------------------------------------
              (Exact name of Registrant as specified in its charter)



           Florida                                      59-0324412
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


3300 Publix Corporate Parkway
Lakeland, Florida                                             33811
---------------------------------------                     ----------
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

Large accelerated filer   X   Accelerated filer       Non-accelerated filer
                        -----                   -----                       ----

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes               No   X
    -----            -----

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of April 28, 2006 was 171,624,840.

                            PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
-------------------------------

                               PUBLIX SUPER MARKETS, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amounts are in thousands, except par value and share amounts)

                                        ASSETS
                                               April 1, 2006   December 31, 2005
                                               -------------   -----------------
                                                         (Unaudited)

Current assets:
    Cash and cash equivalents                   $   513,489             335,969
    Short-term investments                          102,124             119,303
    Trade receivables                               327,824             354,950
    Merchandise inventories                       1,049,611           1,109,543
    Deferred tax assets                              80,618              85,475
    Prepaid expenses                                 46,871              42,521
                                                -----------          ----------
         Total current assets                     2,120,537           2,047,761
                                                -----------          ----------

Long-term investments                             1,836,051           1,573,795
Other noncurrent assets                              57,605              57,786
Property, plant and equipment                     5,647,623           5,575,612
    Less accumulated depreciation                (2,608,785)         (2,527,731)
                                                -----------          ----------
         Net property, plant and equipment        3,038,838           3,047,881
                                                -----------          ----------
               Total assets                     $ 7,053,031           6,727,223
                                                ===========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                            $   904,190             913,521
    Accrued contribution to retirement plans        170,461             349,805
    Accrued self-insurance reserves                 119,980             119,339
    Accrued salaries and wages                      117,095              98,629
    Federal and state income taxes                  200,406             148,352
    Other                                           359,081             181,627
                                                -----------          ----------
         Total current liabilities                1,871,213           1,811,273
                                                -----------          ----------

Deferred tax liabilities                            260,581             283,979
Self-insurance reserves                             243,012             242,449
Accrued postretirement benefit cost                  67,843              68,088
Other noncurrent liabilities                        120,063             115,660

Stockholders' equity:
    Common stock of $1 par value.  Authorized
       300,000,000 shares; issued 172,153,303
       shares at April 1, 2006 and 169,388,472
       shares at December 31, 2005                  172,153             169,388
    Additional paid-in capital                    1,040,990             818,226
    Retained earnings                             3,348,923           3,231,816
                                                -----------          ----------
                                                  4,562,066           4,219,430
    Less 654,292 treasury shares
       at April 1, 2006, at cost                    (52,671)                ---
    Accumulated other comprehensive losses          (19,076)            (13,656)
                                                -----------          ----------
         Total stockholders' equity               4,490,319           4,205,774
                                                -----------          ----------

               Total liabilities and
                  stockholders' equity          $ 7,053,031           6,727,223
                                                ===========          ==========

See accompanying notes to condensed consolidated financial statements.

                                           1


                              PUBLIX SUPER MARKETS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
   (Amounts are in thousands, except shares outstanding and per share amounts)

                                                    Three Months Ended

                                               April 1, 2006      March 26, 2005
                                               -------------      --------------
                                                         (Unaudited)
Revenues:
    Sales                                      $  5,510,290           5,142,311
    Other operating income                           40,788              38,162
                                               ------------         -----------
         Total revenues                           5,551,078           5,180,473
                                               ------------         -----------
Costs and expenses:
    Cost of merchandise sold                      4,010,907           3,744,622
    Operating and administrative expenses         1,122,654           1,047,844
                                               ------------         -----------
         Total costs and expenses                 5,133,561           4,792,466
                                               ------------         -----------
         Operating profit                           417,517             388,007
                                               ------------         -----------
Investment income, net                               26,422              16,117
Other income, net                                     5,573               6,353
                                               ------------         -----------
Earnings before income tax expense                  449,512             410,477
Income tax expense                                  161,105             151,371
                                               ------------         -----------
Net earnings                                   $    288,407             259,106
                                               ============         ===========

Weighted average number of common
    shares outstanding                          169,934,753         173,145,420
                                               ============         ===========

Basic and diluted earnings per common
    share based on weighted average
    shares outstanding                         $       1.70                1.50
                                               ============         ===========

Cash dividends declared per common share       $       1.00                 .70
                                               ============         ===========

              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                (Amounts are in thousands)

                                                     Three Months Ended

                                                April 1, 2006     March 26, 2005
                                                -------------     --------------
                                                          (Unaudited)

Net earnings                                    $    288,407            259,106

Other comprehensive losses:
Unrealized loss on investment
    securities available-for-sale,
    net of tax effect of ($3,258) and
    ($6,025) in 2006 and 2005, respectively           (5,187)            (9,593)

Reclassification adjustment for net
    realized gain on investment
    securities available-for-sale, net
    of tax effect of ($146) and ($1,320)
    in 2006 and 2005, respectively                      (233)            (2,103)
                                                ------------        -----------

Comprehensive earnings                          $    282,987            247,410
                                                ============        ===========

See accompanying notes to condensed consolidated financial statements.

                                      2


                           PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts are in thousands)

                                                        Three Months Ended

                                                April 1, 2006     March 26, 2005
                                                -------------     --------------
                                                          (Unaudited)

Cash flows from operating activities:
    Cash received from customers                $  5,546,254          5,144,262
    Cash paid to employees and suppliers          (4,827,739)        (4,430,392)
    Income taxes paid                               (124,188)          (208,719)
    Payment for self-insured claims                  (44,520)           (41,368)
    Dividends and interest received                   25,974             14,325
    Other operating cash receipts                     37,627             34,922
    Other operating cash payments                       (917)              (757)
                                                ------------        -----------
         Net cash provided by operating
           activities                                612,491            512,273
                                                ------------        -----------

Cash flows from investing activities:
    Payment for property, plant and
       equipment                                     (96,556)           (69,698)
    Proceeds from sale of property, plant
       and equipment                                   7,921              6,624
    Proceeds from sale-leasebacks                      6,247                ---
    Payment for investment securities -
       available-for-sale (AFS)                     (340,812)          (214,016)
    Proceeds from sale and maturity of
       investment securities - AFS                    84,931             68,888
    Net proceeds from (payments to) joint
       ventures and other investments                    572               (160)
    Other, net                                         5,141             (3,875)
                                                ------------        -----------
         Net cash used in investing activities      (332,556)          (212,237)
                                                ------------        -----------

Cash flows from financing activities:
    Payment for acquisition of common stock         (163,141)          (104,588)
    Proceeds from sale of common stock                60,857             32,687
    Other                                               (131)              (131)
                                                ------------        -----------
         Net cash used in financing activities      (102,415)           (72,032)
                                                ------------        -----------

Net increase in cash and cash equivalents            177,520            228,004

Cash and cash equivalents at beginning of
   period                                            335,969            370,288
                                                ------------        -----------
Cash and cash equivalents at end of period      $    513,489            598,292
                                                ============        ===========







See accompanying notes to condensed consolidated financial statements.

                                                                     (Continued)

                           PUBLIX SUPER MARKETS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           (Amounts are in thousands)

                                                     Three Months Ended

                                                April 1, 2006     March 26, 2005
                                                -------------     --------------
                                                          (Unaudited)
Reconciliation of net earnings to net cash
    provided by operating activities

Net earnings                                    $    288,407            259,106

Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                   95,657             92,600
      Retirement contributions paid or payable
         in common stock                              83,933             76,951
      Deferred income taxes                          (15,137)           (19,313)
      (Gain) loss on sale of property, plant and
         equipment                                     3,293               (262)
      Amortization of deferred income from
         sale-leasebacks                              (2,034)              (457)
      Gain on sale of investments                       (380)            (3,423)
      Self-insurance reserves in excess of
         current payments                              1,204             11,286
      Postretirement accruals less than
         current payments                               (245)               (88)
      Decrease in advance purchase
         allowances                                     (538)              (533)
      Other, net                                      (2,976)            (1,167)
      Change in cash from:
         Trade receivables                            27,126             (7,890)
         Merchandise inventories                      59,932             93,071
         Prepaid expenses                             (4,350)            (2,404)
         Accounts payable and accrued expenses        26,545             52,831
         Federal and state income taxes               52,054            (38,035)
                                                ------------        -----------
               Total adjustments                     324,084            253,167
                                                ------------        -----------
Net cash provided by operating activities       $    612,491            512,273
                                                ============        ===========








See accompanying notes to condensed consolidated financial statements.

                           PUBLIX SUPER MARKETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are necessary for the fair statement of results for the interim period. These condensed consolidated financial statements should be read in conjunction with the fiscal 2005 Form 10-K Annual Report of the Company.

2. Due to the seasonal nature of the Company's business, the results for the three months ended April 1, 2006 are not necessarily indicative of the results for the entire 2006 fiscal year.

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

4. In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 151, "Inventory Costs," (SFAS 151) effective for fiscal years beginning after June 15, 2005. SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those items be recognized as current period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have a material effect on the Company's financial condition, results of operations or cash flows.

5. In December 2004, the FASB issued a revision to Statement of Financial Accounting Standard No. 123, "Share-Based Payment," (SFAS 123(R)) effective for fiscal years beginning after June 15, 2005. SFAS 123(R) requires all stock-based compensation awards to be recorded at fair value as an expense in the Company's consolidated financial statements. The adoption of SFAS 123(R) had no effect on the Company's financial condition, results of operations or cash flows.

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

                           PUBLIX SUPER MARKETS, INC.

Item 2.    Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------

Overview
--------

        The Company is primarily engaged in the retail food industry, operating stores in Florida, Georgia, South Carolina, Alabama and Tennessee. As of April 1, 2006, the Company operated 875 supermarkets, five convenience stores and seven liquor stores. In addition, the Company has a majority position in the Crispers restaurant chain. As of April 1, 2006, Crispers operated 34 restaurants, all located in Florida.

Liquidity and Capital Resources
-------------------------------

        Cash and cash equivalents and short-term and long-term investments totaled approximately $2,451.7 million as of April 1, 2006, compared to $2,029.1 million as of December 31, 2005.

Net cash provided by operating activities
-----------------------------------------

        Net cash provided by operating activities was approximately $612.5 million for the three months ended April 1, 2006, as compared with $512.3 million for the three months ended March 26, 2005. As a result of hurricane Wilma that occurred during the fourth quarter of 2005, the Company received an extension on its Federal income tax payment due December 15, 2005 until February 28, 2006. The delay in this tax payment decreased net cash provided by operating activities by $95.0 million during the three months ended April 1, 2006. During 2004, the Company experienced an unprecedented four major hurricanes in six weeks. As a result, the Company received an extension on its Federal income tax payments due September 15, 2004 and December 15, 2004 until December 30, 2004. The delay in these tax payments decreased net cash provided by operating activities by $190.0 million during the three months ended March 26, 2005. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities
-------------------------------------

        Net cash used in investing activities was approximately $332.6 million for the three months ended April 1, 2006, as compared with $212.2 million for the three months ended March 26, 2005. The primary use of net cash in investing activities was funding capital expenditures and purchasing investments. During the three months ended April 1, 2006, capital expenditures totaled approximately $96.6 million. These expenditures were incurred in connection with the opening of two new supermarkets (two supermarkets also closed) and remodeling seven supermarkets. Expenditures were also incurred in the expansion of warehouses and new or enhanced information technology applications. During the three months ended March 26, 2005, capital expenditures totaled approximately $69.7 million. These expenditures were primarily incurred in connection with the opening of one net new supermarket (seven new supermarkets opened and six supermarkets closed) and remodeling 11 supermarkets. Significant expenditures were also incurred in the expansion of warehouses and new or enhanced information technology applications.

Capital expenditure projection
------------------------------

        Capital expenditures for the remainder of 2006, primarily consisting of new supermarkets, remodeling and expanding certain existing supermarkets, expansion of warehouses, installation of generators at hurricane prone locations, and new or enhanced information technology applications, are expected to be approximately $378.4 million. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities
-------------------------------------

        Net cash used in financing activities was approximately $102.4 million for the three months ended April 1, 2006, as compared with $72.0 million for the three months ended March 26, 2005. The primary use of net cash in financing activities was funding net common stock repurchases. The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan, 401(k) Plan, Employee Stock Ownership Plan and Non-Employee Directors Stock Purchase Plan. Net common stock repurchases totaled approximately $102.3 million for the three months ended April 1, 2006, as compared with $71.9 million for the three months ended March 26, 2005. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends
---------

        On March 15, 2006, the Company declared an annual cash dividend on its common stock of $1.00 per share or approximately $171.3 million, payable on June 1, 2006, to stockholders of record as of the close of business April 21, 2006. In 2005, the Company paid an annual cash dividend on its common stock of $121.9 million or $.70 per share.

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

Results of Operations
---------------------

Sales
-----
        Sales for the three months ended April 1, 2006, were $5.5 billion as compared with $5.1 billion for the three months ended March 26, 2005, an increase of $368.0 million or a 7.2% increase. The Company estimates that its sales increased approximately $113.4 million or 2.2% from net new supermarkets and approximately $254.6 million or 5.0% in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets) since the beginning of the first quarter of 2005. Additionally, sales for the first quarter of 2006 excluded approximately $62.0 million of sales or 1.2% due to the later Easter holiday which was in the second quarter of 2006.

Gross profit
------------

        Gross profit as a percentage of sales was approximately 27.2% for the three months ended April 1, 2006 and March 26, 2005.

Operating and administrative expenses
-------------------------------------

        Operating and administrative expenses as a percentage of sales were approximately 20.4% for the three months ended April 1, 2006 and March 26, 2005. Payroll and worker's compensation costs decreased as a percentage of sales while other operating expenses increased as a percentage of sales during the three months ended April 1, 2006.

Investment income, net
----------------------

        Investment income, net was approximately $26.4 million and $16.1 million for the three months ended April 1, 2006 and March 26, 2005, respectively. The increase in investment income, net was primarily due to higher investment balances, as well as higher interest rates during the three months ended April 1, 2006.

Income taxes
------------

        The effective income tax rates were approximately 35.8% and 36.9% for the three months ended April 1, 2006 and March 26, 2005, respectively. The effective income tax rates differ from the expected U.S. Federal statutory rate of 35.0% in both periods due to the impact of state income taxes, partially offset by the Federal benefit of state income taxes, tax exempt interest and dividends paid to ESOP participants.

Net earnings
------------

        Net earnings were $288.4 million or $1.70 per share and $259.1 million or $1.50 per share for the three months ended April 1, 2006 and March 26, 2005, respectively.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

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

Item 4.    Controls and Procedures
----------------------------------

        As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no changes in the Company's internal control over financial reporting during the quarter ended April 1, 2006, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

                           PUBLIX SUPER MARKETS, INC.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
----------------------------

        As reported in the Company's Form 10-K for the year ended December 31, 2005, the Company is a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
----------------------------------------------------------------------

                      Issuer Purchases of Equity Securities
                      -------------------------------------

        Shares of common stock repurchased by the Company during the three months ended April 1, 2006 were as follows:

                                                    Total
                                                  Number of        Approximate
                                                   Shares          Dollar Value
                                                 Purchased as       of Shares
                          Total      Average   Part of Publicly  that May Yet Be
                        Number of     Price       Announced      Purchased Under
                         Shares      Paid per     Plans or         the Plans or
     Period             Purchased     Share       Programs(1)       Programs(1)
     ------             ---------     -----       -----------       -----------

January 1, 2006
    through
February 4, 2006          869,369    $77.25           N/A               N/A

February 5, 2006
    through
March 4, 2006             487,756     78.69           N/A               N/A

March 5, 2006
    through
April 1, 2006             715,536     80.50           N/A               N/A
                        ---------    ------
    Total               2,072,661    $78.73           N/A               N/A
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

              The Company's common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended April 1, 2006 required to be disclosed in the last two columns of the table.

Item 3.    Defaults Upon Senior Securities
------------------------------------------
        Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

        The Annual Meeting of Stockholders (Annual Meeting) of the Company was held on April 18, 2006, for the purpose of electing a board of directors and to approve an amendment to the Restated Articles of Incorporation. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to management's solicitation. All nominees for director listed below were elected. The term of office of the directors will be until the next annual meeting or until their successors shall be elected and qualified.

                                              Votes For       Votes Withheld
                                              ---------       --------------
           Carol Jenkins Barnett             124,745,336          520,563
           Hoyt R. Barnett                   124,748,582          517,317
           Joan G. Buccino                   124,504,375          761,524
           William E. Crenshaw               124,772,305          493,594
           Sherrill W. Hudson                124,516,741          749,158
           Charles H. Jenkins, Jr.           124,791,972          473,927
           Howard M. Jenkins                 124,768,245          497,654
           E. Vane McClurg                   124,324,208          941,691
           Kelly E. Norton                   124,513,985          751,914
           Maria A. Sastre                   124,440,915          824,984

        Also at the Annual Meeting, the stockholders approved an amendment to the Company's Restated Articles of Incorporation to increase the authorized number of shares of the Company's common stock from 300,000,000 to 1,000,000,000 to allow for a 5-for-1 stock split effective July 1, 2006. The amendment was approved by a vote of 125,103,135 in favor, 87,117 against and 75,647 withheld.

Item 5.  Other Information
--------------------------

        Not Applicable.

Item 6.    Exhibits
-------------------

        3.1 Composite of the Restated Articles of Incorporation of the Company dated June 25, 1979 as amended by (i) Articles of Amendment dated February 22, 1984, (ii) Articles of Amendment dated June 24, 1992, (iii) Articles of Amendment dated June 4, 1993, and
              (iv) Articles of Amendment dated April 18, 2006.

        3.2 Articles of Amendment of the Restated Articles of Incorporation of the Company dated April 18, 2006.

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




                         PUBLIX SUPER MARKETS, INC.



Date:  May 11, 2006      /s/ John A. Attaway, Jr.
                         -----------------------------------------
                         John A. Attaway, Jr., Secretary



Date:  May 11, 2006     /s/ David P. Phillips
                        ------------------------------------------
                        David P. Phillips, Chief Financial Officer
                        and Treasurer (Principal Financial and
                        Accounting Officer)