Form 10-Q
period 2006-07-01
PUBLIX SUPER MARKETS INC
filed 2006-08-10
CIK 81061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 1, 2006


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


  3300 Publix Corporate Parkway
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

Large accelerated filer  X    Accelerated filer       Non-accelerated filer
                       -----                   -----                       -----


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                  No  X
   -----               -----

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of July 28, 2006 was 848,644,313.

                                                 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
-------------------------------

                                                  PUBLIX SUPER MARKETS, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Amounts are in thousands, except par value and share amounts)

                                                        ASSETS
                                                                         July 1, 2006                 December 31, 2005
                                                                         ------------                 -----------------
                                                                                        (Unaudited)
Current assets:
    Cash and cash equivalents                                             $   385,305                       335,969
    Short-term investments                                                    128,598                       119,303
    Trade receivables                                                         326,412                       354,950
    Merchandise inventories                                                 1,047,731                     1,109,543
    Deferred tax assets                                                        95,044                        85,475
    Prepaid expenses                                                           21,213                        42,521
                                                                          -----------                    ----------
         Total current assets                                               2,004,303                     2,047,761
                                                                          -----------                    ----------

Long-term investments                                                       1,847,244                     1,573,795
Other noncurrent assets                                                        57,244                        57,786
Property, plant and equipment                                               5,751,389                     5,575,612
    Less accumulated depreciation                                          (2,685,242)                   (2,527,731)
                                                                          -----------                    ----------
         Net property, plant and equipment                                  3,066,147                     3,047,881
                                                                          -----------                    ----------
              Total assets                                                $ 6,974,938                     6,727,223
                                                                          ===========                    ==========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $   892,143                       913,521
    Accrued contribution to retirement plans                                  223,211                       349,805
    Accrued self-insurance reserves                                           121,666                       119,339
    Accrued salaries and wages                                                145,711                        98,629
    Federal and state income taxes                                              9,151                       148,352
    Other                                                                     227,646                       181,627
                                                                          -----------                    ----------
        Total current liabilities                                           1,619,528                     1,811,273
                                                                          -----------                    ----------

Deferred tax liabilities                                                      255,770                       283,979
Self-insurance reserves                                                       245,831                       242,449
Accrued postretirement benefit cost                                            68,613                        68,088
Other noncurrent liabilities                                                  115,452                       115,660

Stockholders' equity:
    Common stock of $1 par value.  Authorized
       1,000,000,000 shares; issued 860,766,515
       shares at July 1, 2006 and 846,942,360
       shares at December 31, 2005                                            860,767                       846,942
    Additional paid-in capital                                                513,883                       302,178
    Retained earnings                                                       3,451,077                     3,070,310
                                                                          -----------                    ----------
                                                                            4,825,727                     4,219,430
    Less 6,797,045 treasury shares
       at July 1, 2006, at cost                                              (115,880)                          ---
    Accumulated other comprehensive losses                                    (40,103)                      (13,656)
                                                                          -----------                    ----------
         Total stockholders' equity                                         4,669,744                     4,205,774
                                                                          -----------                    ----------
               Total liabilities and stockholders'
                  equity                                                  $ 6,974,938                     6,727,223
                                                                          ===========                    ==========

See accompanying notes to condensed consolidated financial statements.

                                                 PUBLIX SUPER MARKETS, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                         (Amounts are in thousands, except shares outstanding and per share amounts)

                                                                                      Three Months Ended

                                                                         July 1, 2006                  June 25, 2005
                                                                         ------------                  -------------
                                                                                         (Unaudited)
Revenues:
    Sales                                                                 $ 5,341,527                     4,812,391
    Other operating income                                                     41,127                        38,536
                                                                          -----------                   -----------
         Total revenues                                                     5,382,654                     4,850,927
                                                                          -----------                   -----------

Costs and expenses:
    Cost of merchandise sold                                                3,893,064                     3,480,729
    Operating and administrative expenses                                   1,109,827                     1,021,704
                                                                          -----------                   -----------
         Total costs and expenses                                           5,002,891                     4,502,433
                                                                          -----------                   -----------
         Operating profit                                                     379,763                       348,494
                                                                          -----------                   -----------
Investment income, net                                                         27,842                        16,859
Other income, net                                                               7,575                         4,797
                                                                          -----------                   -----------
Earnings before income tax expense                                            415,180                       370,150
Income tax expense                                                            151,175                       135,246
                                                                          -----------                   -----------
Net earnings                                                              $   264,005                       234,904
                                                                          ===========                   ===========
Weighted average number of common
    shares outstanding                                                    856,937,371                   868,919,625
                                                                          ===========                   ===========

Basic and diluted earnings per common
    share based on weighted average
    shares outstanding                                                    $       .31                           .27
                                                                          ===========                   ===========

Cash dividends paid per common share                                      $       .20                           .14
                                                                          ===========                   ===========

                              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                              (Amounts are in thousands)
                                                                                      Three Months Ended

                                                                         July 1, 2006                  June 25, 2005
                                                                         ------------                  -------------
                                                                                         (Unaudited)

Net earnings                                                              $   264,005                       234,904

Other comprehensive losses:
Unrealized (loss) gain on investment
    securities available-for-sale,
    net of tax effect of ($13,444) and
    $7,756 in 2006 and 2005, respectively                                     (21,408)                       12,350

Reclassification adjustment for net
    realized loss (gain) on investment
    securities available-for-sale, net
    of tax effect of $239 and ($196)
    in 2006 and 2005, respectively                                                381                          (312)
                                                                          -----------                   -----------
Comprehensive earnings                                                    $   242,978                       246,942
                                                                          ===========                   ===========

See accompanying notes to condensed consolidated financial statements.

                                                 PUBLIX SUPER MARKETS, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                         (Amounts are in thousands, except shares outstanding and per share amounts)

                                                                                      Six Months Ended

                                                                         July 1, 2006                  June 25, 2005
                                                                         ------------                  -------------
                                                                                         (Unaudited)
Revenues:
    Sales                                                                $ 10,851,817                     9,954,702
    Other operating income                                                     81,915                        76,698
                                                                         ------------                   -----------
         Total revenues                                                    10,933,732                    10,031,400
                                                                         ------------                   -----------
Costs and expenses:
    Cost of merchandise sold                                                7,903,971                     7,225,351
    Operating and administrative expenses                                   2,232,481                     2,069,548
                                                                         ------------                   -----------
         Total costs and expenses                                          10,136,452                     9,294,899
                                                                         ------------                   -----------
         Operating profit                                                     797,280                       736,501
                                                                         ------------                   -----------
Investment income, net                                                         54,264                        32,976
Other income, net                                                              13,148                        11,150
                                                                         ------------                   -----------
Earnings before income tax expense                                            864,692                       780,627
Income tax expense                                                            312,280                       286,617
                                                                         ------------                   -----------
Net earnings                                                             $    552,412                       494,010
                                                                         ============                   ===========
Weighted average number of common
    shares outstanding                                                    853,305,568                   867,323,360
                                                                         ============                   ===========

Basic and diluted earnings per common
    share based on weighted average
    shares outstanding                                                   $        .65                           .57
                                                                         ============                   ===========
Cash dividends paid per common share                                     $        .20                           .14
                                                                         ============                   ===========


                              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                              (Amounts are in thousands)
                                                                                      Six Months Ended

                                                                         July 1, 2006                  June 25, 2005
                                                                         ------------                  -------------
                                                                                         (Unaudited)

Net earnings                                                             $    552,412                       494,010

Other comprehensive losses:
Unrealized (loss) gain on investment
    securities available-for-sale,
    net of tax effect of ($16,702) and
    $1,731 in 2006 and 2005, respectively                                     (26,594)                        2,757

Reclassification adjustment for net
    realized loss (gain) on investment
    securities available-for-sale, net
    of tax effect of $93 and ($1,516)
    in 2006 and 2005, respectively                                                147                        (2,415)
                                                                         ------------                   -----------
Comprehensive earnings                                                   $    525,965                       494,352
                                                                         ============                   ===========

See accompanying notes to condensed consolidated financial statements.

                                                  PUBLIX SUPER MARKETS, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Amounts are in thousands)

                                                                                       Six Months Ended

                                                                         July 1, 2006                   June 25, 2005
                                                                         ------------                   -------------
                                                                                          (Unaudited)
Cash flows from operating activities:
    Cash received from customers                                         $ 10,899,969                     9,996,791
    Cash paid to employees and suppliers                                   (9,537,394)                   (8,732,346)
    Income taxes paid                                                        (471,740)                     (535,203)
    Payment for self-insured claims                                           (97,461)                      (90,701)
    Dividends and interest received                                            56,096                        32,590
    Other operating cash receipts                                              75,600                        70,176
    Other operating cash payments                                              (3,800)                       (3,219)
                                                                         ------------                    ----------
         Net cash provided by operating activities                            921,270                       738,088
                                                                         ------------                    ----------

Cash flows from investing activities:
    Payment for property, plant and
       equipment                                                             (223,814)                     (152,189)
    Proceeds from sale of property, plant
       and equipment                                                            8,632                         9,406
    Proceeds from sale-leasebacks                                               6,247                         4,049
    Payment for investment securities -
       available-for-sale (AFS)                                              (559,669)                     (504,669)
    Proceeds from sale and maturity of
       investment securities - AFS                                            234,610                       138,970
    Net (payments to) proceeds from joint
       ventures and other investments                                          (5,086)                        4,014
    Other, net                                                                  4,414                        (4,833)
                                                                         ------------                    ----------
         Net cash used in investing activities                               (534,666)                     (505,252)
                                                                         ------------                    ----------
Cash flows from financing activities:
    Payment for acquisition of common stock                                  (282,717)                     (309,320)
    Proceeds from sale of common stock                                        117,225                        57,474
    Dividends paid                                                           (171,645)                     (121,949)
    Other                                                                        (131)                         (131)
                                                                         ------------                    -----------
         Net cash used in financing activities                               (337,268)                     (373,926)
                                                                         ------------                    ----------

Net increase (decrease) in cash and cash equivalents                           49,336                      (141,090)

Cash and cash equivalents at beginning of period                              335,969                       370,288
                                                                         ------------                    ----------
Cash and cash equivalents at end of period                               $    385,305                       229,198
                                                                         ============                    ==========

See accompanying notes to condensed consolidated financial statments.                                     (Continued)

                                                PUBLIX SUPER MARKETS, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                   (Amounts are in thousands)

                                                                                       Six Months Ended

                                                                         July 1, 2006                   June 25, 2005
                                                                         ------------                   -------------
                                                                                          (Unaudited)
Reconciliation of net earnings to net cash
    provided by operating activities

Net earnings                                                             $    552,412                       494,010

Adjustments to reconcile net earnings to net cash provided
    by operating activities:
      Depreciation and amortization                                           193,159                       184,157
      Retirement contributions paid or payable
         in common stock                                                      141,350                       146,582
      Deferred income taxes                                                   (21,169)                      (24,965)
      Loss on sale of property, plant and
         equipment                                                              6,116                           652
      Amortization of deferred income from
         sale-leasebacks                                                       (2,510)                         (928)
      Loss (gain) on sale of investments                                          240                        (3,931)
      Self-insurance reserves in excess of
         current payments                                                       5,709                        17,823
      Postretirement accruals in excess of (less than)
         current payments                                                         525                          (131)
      Decrease in advance purchase
         allowances                                                              (717)                       (1,092)
      Other, net                                                               (5,380)                        1,529
      Change in cash from:
         Trade receivables                                                     28,538                        24,130
         Merchandise inventories                                               61,812                        66,323
         Prepaid expenses                                                      21,308                        (7,965)
         Accounts payable and accrued expenses                                 79,078                        65,515
         Federal and state income taxes                                      (139,201)                     (223,621)
                                                                         ------------                     ---------
               Total adjustments                                              368,858                       244,078
                                                                         ------------                     ---------
Net cash provided by operating activities                                $    921,270                       738,088
                                                                         ============                     =========

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

2. Due to the seasonal nature of the Company's business, the results for the three months and six months ended July 1, 2006 are not necessarily indicative of the results for the entire 2006 fiscal year.

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

4. On April 18, 2006, the Company's stockholders approved an increase in the number of authorized shares of common stock from 300 million shares to 1 billion shares to allow for a 5-for-1 stock split effective July 1, 2006. All applicable data, including share and per share amounts, in the accompanying condensed consolidated financial statements have been retroactively restated to give effect to the stock split.

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

7.   In May 2005, the FASB issued Statement of Financial Accounting Standard
     No. 154, "Accounting Changes and Error Corrections," (SFAS 154) effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 replaces Accounting Principles Board Opinion 20, "Accounting Changes," and Statement of Financial Accounting Standard No. 3 "Reporting Accounting Changes in Interim Financial Statements." Among other changes, SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The adoption of SFAS 154 will only affect the Company's financial condition or results of operations if it has such changes or corrections of errors in the future.

8. In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," (FIN 48) effective for fiscal years beginning after December 15, 2006.
     FIN 48 clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position when it is more likely than not, based on its technical merits, that the position will be sustained upon examination and the cumulative effect of the change in accounting principle is to be recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

9. In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)," (EITF 06-3) effective for periods beginning after December 15, 2006. EITF 06-3 allows taxes assessed by various governmental authorities that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales and some excise taxes, to be presented on either a gross or net basis. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in revenue if presented on a gross basis. The Company records sales net of applicable sales taxes. As a result, the adoption of EITF 06-3 will not have an effect on the presentation of the Company's financial statements.

                           PUBLIX SUPER MARKETS, INC.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

Overview
--------

        The Company is primarily engaged in the retail food industry, operating stores in Florida, Georgia, South Carolina, Alabama and Tennessee. As of
July 1, 2006, the Company operated 882 supermarkets, five convenience stores and 14 liquor stores. In addition, the Company has a majority position in the Crispers restaurant chain. As of July 1, 2006, Crispers operated 36 restaurants, all located in Florida.

Liquidity and Capital Resources
-------------------------------

        Cash and cash equivalents, short-term investments and long-term investments totaled $2,361.1 million as of July 1, 2006, as compared with $2,029.1 million as of December 31, 2005.

Net cash provided by operating activities
-----------------------------------------
        Net cash provided by operating activities was $921.3 million for the six months ended July 1, 2006, as compared with $738.1 million for the six months ended June 25, 2005. As a result of hurricane Wilma that occurred during the fourth quarter of 2005, the Company received an extension on its Federal income tax payment due December 15, 2005 until February 28, 2006. The delay in this tax payment decreased net cash provided by operating activities by $95.0 million during the six months ended July 1, 2006. During 2004, the Company experienced an unprecedented four major hurricanes in six weeks. As a result, the Company received an extension on its Federal income tax payments due September 15, 2004 and December 15, 2004 until December 30, 2004. The delay in these tax payments decreased net cash provided by operating activities by $190.0 million during the six months ended June 25, 2005. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities
-------------------------------------
        Net cash used in investing activities was $534.7 million for the six months ended July 1, 2006, as compared with $505.3 million for the six months ended June 25, 2005. The primary use of net cash in investing activities was funding capital expenditures and purchasing investments. During the six months ended July 1, 2006, capital expenditures totaled $223.8 million. These expenditures were incurred in connection with the opening of seven net new supermarkets (13 new supermarkets opened and six supermarkets closed) and remodeling 15 supermarkets. Net new supermarkets added an additional 0.3 million square feet in the six months ended July 1, 2006, a 0.8% increase. Expenditures were also incurred for new or enhanced information technology applications. During the six months ended June 25, 2005, capital expenditures totaled $152.2 million. These expenditures were primarily incurred in connection with the opening of four net new supermarkets (11 new supermarkets opened and seven supermarkets closed) and remodeling or expanding 21 supermarkets. Net new supermarkets added an additional 0.2 million square feet in the six months ended June 25, 2005, a 0.6% increase. Significant expenditures were also incurred in the expansion of warehouses and new or enhanced information technology applications.

Capital expenditure projection
------------------------------
        Capital expenditures for the remainder of 2006, primarily consisting of new supermarkets, remodeling and expanding certain existing supermarkets, expansion of warehouses, installation of generators at hurricane prone locations, and new or enhanced information technology applications, are expected to be approximately $251.2 million. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities
-------------------------------------
        Net cash used in financing activities was $337.3 million for the six months ended July 1, 2006, as compared with $373.9 million for the six months ended June 25, 2005. The primary use of net cash in financing activities was funding net common stock repurchases and payment of an annual cash dividend. The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan, 401(k)Plan, Employee Stock Ownership Plan and Non-Employee Directors Stock Purchase Plan. Net common stock repurchases totaled $165.5 million for the six months ended July 1, 2006, as compared with $251.8 million for the six months ended June 25, 2005. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends
---------
        The Company paid an annual cash dividend on its common stock of $0.20 per share or $171.6 million on June 1, 2006 to stockholders of record as of the close of business April 21, 2006. In 2005, the Company paid an annual cash dividend on its common stock of $0.14 per share or $121.9 million.

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

Results of Operations
---------------------

Sales
-----
        Sales for the three months ended July 1, 2006, were $5.3 billion as compared with $4.8 billion for the three months ended June 25, 2005, an increase of $529.1 million or an 11.0% increase. The Company estimates that its sales increased approximately $120.0 million or 2.5% from net new supermarkets and approximately $409.1 million or 8.5% in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets) since the beginning of the second quarter of 2005. Additionally, sales for the second quarter of 2006 included approximately $62.0 million of sales or 1.3% due to the later Easter holiday which was in the first quarter of 2005.

        Sales for the six months ended July 1, 2006 were $10.9 billion, as compared with $10.0 billion for the six months ended June 25, 2005, an increase of $897.1 million or a 9.0% increase. This reflects an increase of approximately $230.1 million or 2.3% from net new supermarkets and an increase of approximately $667.0 million or 6.7% in comparable store sales.

Gross profit
------------
        Gross profit, as a percentage of sales, was 27.1% and 27.7% for the three months ended July 1, 2006 and June 25, 2005, respectively. These gross profit percentages were 27.2% and 27.4% for the six months ended July 1, 2006 and June 25, 2005, respectively. The decreases in gross profit as a percentage of sales for the three months and six months ended July 1, 2006 were primarily due to an increase in the LIFO reserve and aggressive promotional pricing.

Operating and administrative expenses
-------------------------------------
         Operating and administrative expenses, as a percentage of sales, were 20.8% and 21.2% for the three months ended July 1, 2006 and June 25, 2005, respectively. The operating and administrative expenses, as a percentage of sales, were 20.6% and 20.8% for the six months ended July 1, 2006 and June 25, 2005, respectively. The decreases in operating and administrative expenses as a percentage of sales during the three and six months ended
July 1, 2006 were primarily due to decreases in payroll and employee benefit costs which were partially offset by increases in utilities and other operating expenses.

Investment income, net
----------------------
        Investment income, net was $27.8 million and $16.9 million for the three months ended July 1, 2006 and June 25, 2005, respectively. Investment income, net was $54.3 million and $33.0 million for the six months ended July 1, 2006 and June 25, 2005, respectively. The increase in investment income, net was primarily due to higher investment balances as well as higher interest rates during the three and six months ended July 1, 2006.

Income taxes
------------
        The effective income tax rates were 36.4% and 36.5% for the three months ended July 1, 2006 and June 25, 2005, respectively. The effective income tax rates were 36.1% and 36.7% for the six months ended July 1, 2006 and June 25, 2005, respectively. The effective income tax rates differ from the expected U.S. Federal statutory rate of 35.0% in both periods due to the impact of state income taxes, partially offset by the Federal benefit of state income taxes, tax exempt interest and dividends paid to ESOP participants.

Net earnings
------------
        Net earnings were $264.0 million or $0.31 per share and $234.9 million or $0.27 per share for the three months ended July 1, 2006 and June 25, 2005, respectively. Net earnings were $552.4 million or $0.65 per share and $494.0 million or $0.57 per share for the six months ended July 1, 2006 and June 25, 2005, respectively.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

        The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company's Form 10-K for the year ended December 31, 2005.

Item 4.    Controls and Procedures
----------------------------------

        As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no changes in the Company's internal control over financial reporting during the quarter ended July 1, 2006, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A.   Risk Factors
-----------------------

        There have been no material changes in the risk factors from those disclosed in the Company's Form 10-K for the year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
----------------------------------------------------------------------

                      Issuer Purchases of Equity Securities
                      -------------------------------------

        Shares of common stock repurchased by the Company during the three months ended July 1, 2006 were as follows:

                                                  Total
                                                 Number of         Approximate
                                                  Shares          Dollar Value
                                               Purchased as        of Shares
                   Total          Average    Part of Publicly    that May Yet Be
                 Number of         Price        Announced        Purchased Under
                  Shares         Paid per        Plans or          the Plans or
Period           Purchased         Share        Programs(1)         Programs(1)
------           ---------         -----        -----------        -----------

April 2, 2006
  through
May 6, 2006      1,727,655        $17.10            N/A                N/A

May 7, 2006
  through
June 3, 2006     1,925,260         17.63            N/A                N/A

June 4, 2006
  through
July 1, 2006     3,177,615         17.65            N/A                N/A
                 ---------        ------

    Total        6,830,530        $17.51            N/A                N/A
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

              The Company's common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended July 1, 2006 required to be disclosed in the last two columns of the table.

Item 3.    Defaults Upon Senior Securities
------------------------------------------

        Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

        Not Applicable.

Item 5.    Other Information
--------------------------

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




                                   PUBLIX SUPER MARKETS, INC.



Date:  August 10, 2006             /s/ John A. Attaway, Jr.
                                   --------------------------------------------
                                   John A. Attaway, Jr., Secretary



Date:  August 10, 2006             /s/ David P. Phillips
                                   --------------------------------------------
                                   David P. Phillips, Chief Financial Officer
                                   and Treasurer (Principal Financial and
                                   Accounting Officer)