Form 10-Q
period 2006-09-30
PUBLIX SUPER MARKETS INC
filed 2006-11-09
CIK 81061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2006


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______________ to ______________


                         Commission File Number 0-00981


                           PUBLIX SUPER MARKETS, INC.
             (Exact name of Registrant as specified in its charter)



             Florida                                    59-0324412
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


  3300 Publix Corporate Parkway
       Lakeland, Florida                                  33811
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

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of October 27, 2006 was 845,483,260.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                           PUBLIX SUPER MARKETS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (Amounts are in thousands, except par value and share amounts)

                                            ASSETS
                                                                       September 30, 2006              December 31, 2005
                                                                       ------------------              -----------------
                                                                                          (Unaudited)
Current assets:
    Cash and cash equivalents                                            $   332,825                           335,969
    Short-term investments                                                   116,426                           119,303
    Trade receivables                                                        330,821                           354,950
    Merchandise inventories                                                1,058,897                         1,109,543
    Deferred tax assets                                                       84,360                            85,475
    Prepaid expenses                                                          49,812                            42,521
                                                                         -----------                        ----------
         Total current assets                                              1,973,141                         2,047,761
                                                                         -----------                        ----------
Long-term investments                                                      2,047,336                         1,573,795
Other noncurrent assets                                                       56,419                            57,786
Property, plant and equipment                                              5,823,430                         5,575,612
    Less accumulated depreciation                                         (2,744,483)                       (2,527,731)
                                                                         -----------                        ----------
         Net property, plant and equipment                                 3,078,947                         3,047,881
                                                                         -----------                        ----------
               Total assets                                              $ 7,155,843                         6,727,223
                                                                         ===========                        ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                     $   872,295                           913,521
    Accrued contribution to retirement plans                                 280,131                           349,805
    Accrued self-insurance reserves                                          120,134                           119,339
    Accrued salaries and wages                                               164,420                            98,629
    Federal and state income taxes                                               870                           148,352
    Other                                                                    255,410                           181,627
                                                                         -----------                        ----------
         Total current liabilities                                         1,693,260                         1,811,273
                                                                         -----------                        ----------
Deferred tax liabilities                                                     250,689                           283,979
Self-insurance reserves                                                      248,798                           242,449
Accrued postretirement benefit cost                                           69,339                            68,088
Other noncurrent liabilities                                                 104,908                           115,660

Stockholders' equity:
    Common stock of $1 par value.  Authorized
       1,000,000,000 shares; issued 861,906,758
       shares at September 30, 2006 and 846,942,360
       shares at December 31, 2005                                           861,907                           846,942
    Additional paid-in capital                                               533,553                           302,178
    Retained earnings                                                      3,703,944                         3,070,310
                                                                         -----------                        ----------
                                                                           5,099,404                         4,219,430
    Less 16,463,573 treasury shares
      at September 30, 2006, at cost                                        (289,251)                              ---
    Accumulated other comprehensive losses                                   (21,304)                          (13,656)
                                                                         -----------                        ----------
         Total stockholders' equity                                        4,788,849                         4,205,774
                                                                         -----------                        ----------
               Total liabilities and stockholders'
                  equity                                                 $ 7,155,843                         6,727,223
                                                                         ===========                        ==========

See accompanying notes to consolidated financial statements.

                           PUBLIX SUPER MARKETS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
  (Amounts are in thousands, except shares outstanding and per share amounts)

                                                                                       Three Months Ended

                                                                       September 30,2006               September 24, 2005
                                                                       -----------------               ------------------
                                                                                          (Unaudited)
Revenues:
    Sales                                                                $ 5,247,050                         4,896,702
    Other operating income                                                    39,631                            37,414
                                                                         -----------                       -----------
         Total revenues                                                    5,286,681                         4,934,116
                                                                         -----------                       -----------
Costs and expenses:
    Cost of merchandise sold                                               3,853,670                         3,615,243
    Operating and administrative expenses                                  1,095,504                         1,032,406
                                                                         -----------                       -----------
         Total costs and expenses                                          4,949,174                         4,647,649
                                                                         -----------                       -----------
         Operating profit                                                    337,507                           286,467

Investment income, net                                                        30,019                            20,521
Other income, net                                                              5,132                             6,750
                                                                         -----------                       -----------
Earnings before income tax expense                                           372,658                           313,738
Income tax expense                                                           119,791                           113,468
                                                                         -----------                       -----------
Net earnings                                                             $   252,867                           200,270
                                                                         ===========                       ===========
Weighted average number of common
    shares outstanding                                                   849,064,631                       857,867,795
                                                                         ===========                       ===========
Basic and diluted earnings per common
    share based on weighted average
    shares outstanding                                                   $      0.30                              0.23
                                                                         ===========                       ===========
Cash dividends paid per common share                                            none                              none


           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                           (Amounts are in thousands)
                                                                                       Three Months Ended

                                                                       September 30, 2006              September 24, 2005
                                                                       ------------------              ------------------
                                                                                          (Unaudited)

Net earnings                                                             $   252,867                           200,270

Other comprehensive earnings (losses):
Unrealized gain (loss) on investment
    securities available-for-sale,
    net of tax effect of $11,938 and
    ($7,025) in 2006 and 2005, respectively                                   19,010                           (11,186)

Reclassification adjustment for net
    realized gain on investment
    securities available-for-sale, net
    of tax effect of ($132) and ($118)
    in 2006 and 2005, respectively                                              (211)                             (187)
                                                                         -----------                        ----------
Comprehensive earnings                                                   $   271,666                           188,897
                                                                         ===========                        ==========

See accompanying notes to consolidated financial statements.

                           PUBLIX SUPER MARKETS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
   (Amounts are in thousands, except shares outstanding and per share amounts)

                                                                                       Nine Months Ended

                                                                       September 30, 2006              September 24, 2005
                                                                       ------------------              ------------------
                                                                                          (Unaudited)
Revenues:
    Sales                                                               $ 16,098,867                       14,851,404
    Other operating income                                                   121,547                          114,112
                                                                        ------------                      -----------
         Total revenues                                                   16,220,414                       14,965,516
                                                                        ------------                      -----------
Costs and expenses:
    Cost of merchandise sold                                              11,757,641                       10,840,594
    Operating and administrative expenses                                  3,327,985                        3,101,954
                                                                        ------------                      -----------
         Total costs and expenses                                         15,085,626                       13,942,548
                                                                        ------------                      -----------
         Operating profit                                                  1,134,788                        1,022,968

Investment income, net                                                        84,283                           53,497
Other income, net                                                             18,280                           17,900
                                                                        ------------                      -----------
Earnings before income tax expense                                         1,237,351                        1,094,365
Income tax expense                                                           432,072                          400,085
                                                                        ------------                      -----------
Net earnings                                                            $    805,279                          694,280
                                                                        ============                      ===========
Weighted average number of common
    shares outstanding                                                   851,891,922                      864,171,505
                                                                        ============                      ===========

Basic and diluted earnings per common
    share based on weighted average
    shares outstanding                                                  $       0.95                             0.80
                                                                        ============                      ===========

Cash dividends paid per common share                                    $       0.20                             0.14
                                                                        ============                      ===========

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                           (Amounts are in thousands)
                                                                                       Nine Months Ended

                                                                       September 30, 2006              September 24, 2005
                                                                       ------------------              ------------------
                                                                                          (Unaudited)

Net earnings                                                            $    805,279                          694,280

Other comprehensive losses:
Unrealized loss on investment
    securities available-for-sale,
    net of tax effect of ($4,763) and
    ($5,294) in 2006 and 2005, respectively                                   (7,585)                          (8,429)

Reclassification adjustment for net
    realized gain on investment
    securities available-for-sale, net
    of tax effect of ($40) and ($1,634)
    in 2006 and 2005, respectively                                               (63)                          (2,602)
                                                                        ------------                      -----------
Comprehensive earnings                                                  $    797,631                          683,249
                                                                        ============                      ===========

See accompanying notes to consolidated financial statements.

                           PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts are in thousands)

                                                                                       Nine Months Ended

                                                                       September 30,2006               September 24, 2005
                                                                       -----------------               ------------------
                                                                                          (Unaudited)
Cash flows from operating activities:
    Cash received from customers                                        $ 16,150,923                       14,872,702
    Cash paid to employees and suppliers                                 (14,282,554)                     (13,083,852)
    Income taxes paid                                                       (606,029)                        (664,699)
    Payment for self-insured claims                                         (150,146)                        (142,625)
    Dividends and interest received                                           73,380                           51,423
    Other operating cash receipts                                            112,121                          104,262
    Other operating cash payments                                             (7,453)                          (5,842)
                                                                        ------------                       ----------
         Net cash provided by operating activities                         1,290,242                        1,131,369
                                                                        ------------                       ----------
Cash flows from investing activities:
    Payment for property, plant and equipment                               (339,750)                        (237,985)
    Proceeds from sale of property, plant
       and equipment                                                          10,632                           10,026
    Proceeds from sale-leasebacks                                              6,247                            4,050
    Payment for investment securities -
       available-for-sale (AFS)                                             (773,464)                        (761,688)
    Proceeds from sale and maturity of
       investment securities - AFS                                           306,604                          243,903
    Net (payments to) proceeds from joint
       ventures and other investments                                        (17,963)                          11,238
    Other, net                                                                 4,137                          (10,949)
                                                                        ------------                       ----------
         Net cash used in investing activities                              (803,557)                        (741,405)
                                                                        ------------                       ----------

Cash flows from financing activities:
    Payment for acquisition of common stock                                 (503,213)                        (490,097)
    Proceeds from sale of common stock                                       185,160                           92,396
    Dividends paid                                                          (171,645)                        (121,949)
    Other                                                                       (131)                            (131)
                                                                        ------------                       ----------
         Net cash used in financing activities                              (489,829)                        (519,781)
                                                                        ------------                       ----------

Net decrease in cash and cash equivalents                                     (3,144)                        (129,817)

Cash and cash equivalents at beginning of period                             335,969                          370,288
                                                                        ------------                       ----------
Cash and cash equivalents at end of period                              $    332,825                          240,471
                                                                        ============                       ==========

See accompanying notes to condensed consolidated financial statements.                                    (Continued)

                           PUBLIX SUPER MARKETS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           (Amounts are in thousands)

                                                                                       Nine Months Ended

                                                                       September 30, 2006              September 24, 2005
                                                                       ------------------              ------------------
                                                                                          (Unaudited)
Reconciliation of net earnings to net cash
    provided by operating activities

Net earnings                                                            $    805,279                         694,280

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
      Depreciation and amortization                                          289,666                         277,144
      Retirement contributions paid or payable
         in common stock                                                     202,565                         205,987
      Deferred income taxes                                                  (27,372)                        (40,689)
      Loss on sale of property, plant and equipment                           11,847                           4,992
      Amortization of deferred income from
         sale-leasebacks                                                      (2,986)                         (4,783)
      Gain on sale of investments                                               (103)                         (4,236)
      Net (accretion) amortization of investments                             (6,526)                          7,927
      Self-insurance reserves in excess of
         current payments                                                      7,144                          21,921
      Postretirement accruals in excess of (less than)
         current payments                                                      1,251                              (4)
      Increase (decrease) in advance purchase allowances                         742                          (1,478)
      Decrease in closed store reserves                                       (7,315)                         (2,975)
      Other, net                                                              (7,001)                          1,197
      Change in cash from:
         Trade receivables                                                    24,129                          (6,798)
         Merchandise inventories                                              50,646                          20,128
         Prepaid expenses                                                     (7,291)                         (5,966)
         Accounts payable and accrued expenses                               103,049                         188,647
         Federal and state income taxes                                     (147,482)                       (223,925)
                                                                        ------------                       ---------

               Total adjustments                                             484,963                         437,089
                                                                        ------------                       ---------

Net cash provided by operating activities                               $  1,290,242                       1,131,369
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

2. Due to the seasonal nature of the Company's business, the results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results for the entire 2006 fiscal year.

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

5. Certain 2005 amounts have been reclassified to conform with the 2006 presentation.

6. In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 151, "Inventory Costs," (SFAS 151) effective for fiscal years beginning after June 15, 2005.
     SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those items be recognized as current period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have a material effect on the Company's financial condition, results of operations or cash flows.

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

9. In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48) effective for fiscal years beginning after December 15, 2006.
     FIN 48 clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position when it is more likely than not, based on its technical merits, that the position will be sustained upon examination and the cumulative effect of the change in accounting principle is to be recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

10. In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)," (EITF 06-3) effective for periods beginning after December 15, 2006. EITF 06-3 allows taxes assessed by various governmental authorities that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales and some excise taxes, to be presented on either a gross or net basis. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in revenue if presented on a gross basis. The Company records sales net of applicable sales taxes. As a result, the adoption of EITF 06-3 will not have an effect on the presentation of the Company's financial statements.

11. In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurement," (SFAS 157) effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The Company is currently evaluating the effect of adopting SFAS 157.

12. In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)," (SFAS 158). SFAS 158 requires financial statement recognition of the overfunded or underfunded status of a defined benefit postretirement plan or an other postretirement plan as an asset or liability and recognition of changes in the funded status in comprehensive earnings in the year in which the changes occur, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires that the measurement date for the calculation of plan assets and obligations coincide with a company's fiscal year end dates, effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

13.  In September 2006, the Securities and Exchange Commission issued
     Staff Accounting Bulletin No. 108, "Considering the Effects of Prior
     Year Misstatements when Quantifying Misstatements in Current Year
     Financial Statements," (SAB 108) effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The adoption of SAB 108 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

                           PUBLIX SUPER MARKETS, INC.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Overview
--------

        The Company is primarily engaged in the retail food industry, operating stores in Florida, Georgia, South Carolina, Alabama and Tennessee. As of September 30, 2006, the Company operated 883 supermarkets, 5 convenience stores and 19 liquor stores. In addition, the Company has a majority position in the Crispers restaurant chain. As of September 30, 2006, Crispers operated 37 restaurants, all located in Florida.

Liquidity and Capital Resources
-------------------------------

        Cash and cash equivalents, short-term investments and long-term investments totaled $2,496.6 million as of September 30, 2006, as compared with $2,029.1 million as of December 31, 2005.

Net cash provided by operating activities
-----------------------------------------
        Net cash provided by operating activities was $1,290.2 million for the nine months ended September 30, 2006, as compared with $1,131.4 million for the nine months ended September 24, 2005. As a result of hurricane Wilma that occurred during the fourth quarter of 2005, the Company received an extension on its Federal income tax payment due December 15, 2005 until February 28, 2006. The delay in this tax payment decreased net cash provided by operating activities by $95.0 million during the nine months ended September 30, 2006. During 2004, the Company experienced an unprecedented four major hurricanes in six weeks. As a result, the Company received an extension on its Federal income tax payments due September 15, 2004 and December 15, 2004 until December 30, 2004 (which fell within the 2005 fiscal year). The delay in these tax payments decreased net cash provided by operating activities by $190.0 million during the nine months ended September 24, 2005. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities
-------------------------------------
        Net cash used in investing activities was $803.6 million for the nine months ended September 30, 2006, as compared with $741.4 million for the nine months ended September 24, 2005. The primary use of net cash in investing activities was funding capital expenditures and purchasing investments.
During the nine months ended September 30, 2006, capital expenditures totaled $339.8 million. These expenditures were incurred in connection with the opening of eight net new supermarkets (18 new supermarkets opened and 10 supermarkets closed) and remodeling 37 supermarkets. Net new supermarkets added an additional
0.4 million square feet in the nine months ended September 30, 2006, a 1.0% increase. Expenditures were also incurred for new or enhanced information technology hardware and applications. During the nine months ended September 24, 2005, capital expenditures totaled $238.0 million. These expenditures were primarily incurred in connection with the opening of 14 net new supermarkets
(22 new supermarkets opened and eight supermarkets closed) and remodeling or expanding 29 supermarkets. Net new supermarkets added an additional 0.6 million square feet in the nine months ended September 24, 2005, a 1.6% increase. Expenditures were also incurred in the expansion of warehouses and new or enhanced information technology applications.

Capital expenditure projection
------------------------------
        Capital expenditures for the remainder of 2006, primarily consisting of new supermarkets, remodeling and expanding certain existing supermarkets, expansion of warehouses, installation of generators at hurricane prone locations, and new or enhanced information technology applications, are expected to be approximately $135.2 million. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities
-------------------------------------
        Net cash used in financing activities was $489.8 million for the nine months ended September 30, 2006, as compared with $519.8 million for the nine months ended September 24, 2005. The primary use of net cash in financing activities was funding net common stock repurchases and payment of an annual cash dividend. The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's
Employee Stock Purchase Plan, 401(k) Plan, Employee Stock Ownership Plan and Non-Employee Directors Stock Purchase Plan. Net common stock repurchases totaled $318.1 million for the nine months ended September 30, 2006, as compared with $397.7 million for the nine months ended September 24, 2005. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

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

Results of Operations
---------------------

Sales
-----
        Sales for the three months ended September 30, 2006 were $5.2 billion as compared with $4.9 billion for the three months ended September 24, 2005, an increase of $350.3 million or a 7.2% increase. The Company estimates that its sales increased approximately $100.6 million or 2.1% from net new supermarkets and approximately $249.7 million or 5.1% in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets).

        Sales for the nine months ended September 30, 2006 were $16.1 billion as compared with $14.9 billion for the nine months ended September 24, 2005, an increase of $1,247.5 million or an 8.4% increase. This reflects an increase of approximately $326.7 million or 2.2% from net new supermarkets and an increase of approximately $920.8 million or 6.2% in comparable store sales.

Gross profit
------------
        Gross profit as a percentage of sales was 26.6% and 26.2% for the three months ended September 30, 2006 and September 24, 2005, respectively. These gross profit percentages were 27.0% for the nine months ended September 30, 2006 and September 24, 2005. The increase in gross profit as a percentage of sales for the three months ended September 30, 2006 was primarily due to improvements in buying and merchandising practices.

Operating and administrative expenses
-------------------------------------
        Operating and administrative expenses as a percentage of sales were 20.9% and 21.1% for the three months ended September 30, 2006 and September 24, 2005, respectively. The operating and administrative expenses as a percentage of sales were 20.7% and 20.9% for the nine months ended September 30, 2006 and September 24, 2005, respectively. The decreases in operating and administrative expenses as a percentage of sales during the three and nine months ended September 30, 2006 were primarily due to decreases in payroll and employee benefit costs as a percentage of sales which were partially offset by increases in utilities and other operating expenses.

Investment income, net
----------------------
        Investment income, net was $30.0 million and $20.5 million for the three months ended September 30, 2006 and September 24, 2005, respectively. Investment income, net was $84.3 million and $53.5 million for the nine months ended September 30, 2006 and September 24, 2005, respectively. The increase in investment income, net was primarily due to higher investment balances as well as higher interest rates during the three and nine months ended September 30, 2006.

Income taxes
------------
        The effective income tax rates were 32.1% and 36.2% for the three months ended September 30, 2006 and September 24, 2005, respectively. The effective income tax rates were 34.9% and 36.6% for the nine months ended September 30, 2006 and September 24, 2005, respectively. The decrease in the effective income tax rates is driven by increases in tax exempt income, dividends paid to ESOP participants, deductions for manufacturing production costs and the favorable resolution of various tax issues.

Net earnings
------------
        Net earnings were $252.9 million or $0.30 per share and $200.3 million or $0.23 per share for the three months ended September 30, 2006 and September 24, 2005, respectively. Net earnings were $805.3 million or $0.95 per share and $694.3 million or $0.80 per share for the nine months ended September 30, 2006 and September 24, 2005, respectively.

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

Item 4.    Controls and Procedures
----------------------------------

        As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
----------------------------------------------------------------------

                      Issuer Purchases of Equity Securities
                      -------------------------------------

        Shares of common stock repurchased by the Company during the three months ended September 30, 2006 were as follows:

                                                                           Total
                                                                         Number of                Approximate
                                                                           Shares                 Dollar Value
                                                                        Purchased as               of Shares
                                  Total               Average         Part of Publicly           that May Yet Be
                                Number of              Price              Announced              Purchased Under
                                  Shares             Paid per             Plans or                the Plans or
Period                          Purchased              Share             Programs(1)               Programs(1)
------                          ---------              -----             -----------               -----------

July 2, 2006
   through
August 5, 2006                  7,112,877             $17.74                 N/A                       N/A

August 6, 2006
   through
September 2, 2006               2,815,475              18.25                 N/A                       N/A

September 3, 2006
   through
September 30, 2006              2,354,346              18.25                 N/A                       N/A
                               ----------             ------

         Total                 12,282,698             $17.95                 N/A                       N/A
                               ==========             ======

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

              The Company's common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended September 30, 2006 required to be disclosed in the last two columns of the table.

Item 3.    Defaults Upon Senior Securities
------------------------------------------

        Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

        Not Applicable.

Item 5.     Other Information
-----------------------------

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




                                    PUBLIX SUPER MARKETS, INC.



Date:  November 9, 2006             /s/ John A. Attaway, Jr.
                                    -------------------------------
                                    John A. Attaway, Jr., Secretary



Date:  November 9, 2006             /s/ David P. Phillips
                                    ------------------------------------------
                                    David P. Phillips, Chief Financial Officer
                                    and Treasurer (Principal Financial and
                                    Accounting Officer)