Form 10-K
period 2006-12-30
PUBLIX SUPER MARKETS INC
filed 2007-02-28
CIK 81061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 30, 2006

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

                          Common Stock $1.00 Par Value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes   X    No
                                                -----     -----

Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes       No  X
                                                       -----    -----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X    No
                      -----    -----

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
  Large accelerated filer X    Accelerated filer     Non-accelerated filer
                         ---                   ---                        ---

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
     Yes        No  X
        -----     -----

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7,722,062,000 as of June 30, 2006, the last trading day of the Registrant's most recently completed second fiscal quarter.

The number of shares of Registrant's common stock outstanding as of February 9, 2007 was 838,122,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Pages 2 through 17 of the Proxy Statement solicited for the 2007 Annual Meeting of Stockholders to be held on April 17, 2007 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III hereof.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.       Business                                                         1
Item 1A.      Risk Factors                                                     2
Item 1B.      Unresolved Staff Comments                                        4
Item 2.       Properties                                                       4
Item 3.       Legal Proceedings                                                5
Item 4.       Submission of Matters to a Vote of Security Holders              5
              Executive Officers of the Company                                6

                                     PART II

Item 5.       Market for the Registrant's Common Equity, Related Stockholder
                  Matters and Issuer Purchases of Equity Securities           10
Item 6.       Selected Financial Data                                         13
Item 7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk 23 Management's Report on Internal Control over Financial
                  Reporting                                                   24
Item 8.       Financial Statements and Supplementary Data                     25
Item 9.       Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                    50
Item 9A.      Controls and Procedures                                         50
Item 9B.      Other Information                                               50

                                    PART III

Item 10.      Directors, Executive Officers and Corporate Governance          51
Item 11.      Executive Compensation                                          51
Item 12.      Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters                  51
Item 13.      Certain Relationships, Related Transactions and Director
                  Independence                                                51
Item 14.      Principal Accounting Fees and Services                          51

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules                         52

                                     PART I

Item 1.  Business

        Publix Super Markets, Inc. and its wholly owned subsidiaries, hereinafter collectively referred to as the "Company," are in the primary business of operating retail food supermarkets in Florida, Georgia, South Carolina, Alabama and Tennessee. The Company has no other significant lines of business or industry segments.

Merchandising and manufacturing
        The Company's supermarkets sell grocery, dairy, produce, deli, bakery, meat, seafood, housewares and health and beauty care items. Most supermarkets also have pharmacy and floral departments.

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

Store operations
        The Company operated 892 supermarkets at the end of 2006, compared with 875 at the beginning of the year. In 2006, 29 supermarkets were opened, 12 supermarkets were closed and 58 supermarkets were remodeled. The net increase in square footage was 0.8 million square feet or 2.0% in 2006. At the end of 2006, the Company had 645 supermarkets located in Florida, 167 in Georgia, 38 in South Carolina, 28 in Alabama and 14 in Tennessee. Also, as of year end, the Company had 21 supermarkets under construction in Florida, two in South Carolina, one in Georgia, and one in Tennessee.

Competition
        The Company is engaged in a highly competitive industry. Competition is based primarily on price, quality of goods and service, convenience, product mix and store location. The Company's primary competition throughout its market areas is with several national and regional supermarket chains, independent supermarkets, supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores, restaurants and convenience stores. The Company anticipates continued competitor format innovation and location additions in 2007.

Working capital
        The Company's working capital at the end of 2006 consisted of $1,966.0 million in current assets and $1,754.8 million in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flow from operating activities presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Seasonality
        The influx of winter residents to Florida and increased purchases of food during the traditional Thanksgiving, Christmas and Easter holidays typically result in seasonal sales increases between November and April of each year.

Employees
        The Company had approximately 140,000 employees at the end of 2006, approximately 66,000 on a full-time basis and 74,000 on a part-time basis. By comparison, the Company had approximately 134,000 employees at the end of 2005, approximately 62,000 on a full-time basis and 72,000 on a part-time basis. The Company considers its employee relations to be good.

Environmental matters
        Compliance by the Company with Federal, state and local environmental protection laws during 2006 had no material effect upon capital expenditures, results of operations or the competitive position of the Company.

Company information
        This Annual Report on Form 10-K and the 2007 Proxy Statement will be mailed to stockholders of record as of the close of business on February 9, 2007. These reports as well as Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports may also be obtained electronically, free of charge, through the Company's website at www.publix.com/stock.

Item 1A.  Risk Factors

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

Competition, low profit margins and other factors
        The retail food industry is highly competitive and generally characterized by low profit margins. The Company's competitors include national and regional supermarket chains, independent supermarkets, supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores, restaurants and convenience stores. Competition is based primarily on price, quality of goods and service, convenience, product mix and store location. The Company believes it will face increased competition in the future from all of these competitors and its financial condition and results of operations could be impacted by the pricing, purchasing, advertising or promotional decisions made by the competitors. In addition, the Company's business could be adversely affected by other factors, including severe weather conditions, unexpected increases in fuel or other transportation related costs and volatility in food commodity prices. Any of these factors could adversely affect the Company's financial condition and results of operations.

Labor intensive business
        The retail food industry is labor intensive. In addition, the Company's operations tend to be more labor intensive than some of its competitors due to the additional customer service offered in its supermarkets. Tight labor markets, government mandated increases in the minimum wage or other benefits, an increased proportion of full-time employees and increased costs of health care and other benefits could result in an increase in labor costs, which could adversely affect the Company's financial condition and results of operations.

Strategy execution
        The Company's core strategy focuses on customer service, product quality, shopping environment, competitive pricing and convenient locations. The Company has implemented several strategic business and technology initiatives as part of the execution of these core strategies. The Company believes these core strategies and related strategic initiatives differentiate it from its competition and present opportunities for increased market share and sustained financial growth. Failure to execute on these core strategies could adversely affect the Company's financial condition and results of operations.

New supermarket growth
        The Company's ability to open new supermarkets is dependent on identifying and entering into lease or purchase agreements on commercially reasonable terms for properties that are suitable for its needs. If the Company fails to identify suitable sites and enter into lease or purchase agreements on a timely basis for any reason, including competition from other companies seeking similar sites, the Company's growth may be impaired because it may be unable to open new supermarkets as anticipated. Similarly, its business may be harmed if it is unable to renew the leases on its existing supermarkets on commercially reasonable terms.

Information technology
        The Company is dependent on information technology applications to operate its business, enhance customer service, improve the efficiency of its supply chain and increase employee efficiency. A failure to timely integrate new information technology applications or upgrade existing applications could have an adverse impact on the Company's financial condition and results of operations. In addition, any disruptions in these applications due to information security breakdowns, internal failures of technology, severe damage to the data center or large scale external interruptions in technology infrastructure, such as power, telecommunications, or the internet, could also have an adverse impact on the Company's financial condition and results of operations.

Product liability claims and adverse publicity
        The packaging, marketing, distribution and sale of food and drug products purchased from others or manufactured by the Company entail an inherent risk of product liability claims, product recall and the resulting adverse publicity. Such products may contain contaminants that may be inadvertently distributed by the Company. These contaminants may, in certain cases, result in illness, injury or death if processing at the consumer level does not eliminate the contaminants. Even an inadvertent shipment of adulterated products is a violation of law and may lead to a product recall and/or an increased risk of exposure to product liability claims. There can be no assurance that such claims will not be asserted against the Company or that the Company will not be obligated to perform such a recall in the future. If a product liability claim is successful, the Company's insurance may not be adequate to cover all liabilities it may incur, and it may not be able to continue to maintain such insurance or obtain comparable insurance at a reasonable cost, if at all. If the Company does not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could have a material adverse effect on the Company's ability to successfully market its products and on the Company's financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the adverse publicity surrounding any assertion that the Company's products caused illness or injury could have a material adverse effect on the Company's reputation with existing and potential customers and on the Company's financial condition and results of operations.

Environmental liability
        The Company is subject to Federal, state and local laws and regulations that govern activities that may have adverse environmental effects and impose liabilities for the costs of cleaning up and certain damages arising from sites of past spills, disposals or other releases of hazardous materials. Under applicable environmental laws, the Company may be responsible for the remediation of environmental conditions and may be subject to associated liabilities relating to its supermarkets and other facilities regardless of whether the Company leases, subleases or owns the supermarkets or other facilities and regardless of whether such environmental conditions were created by the Company or a prior owner or tenant. The costs of investigation, remediation or removal of environmental conditions may be substantial. There can be no assurance that environmental conditions relating to prior, existing or future sites will not adversely affect the Company's financial condition and results of operations through, for instance, business interruption, cost of remediation or adverse publicity.

Laws and regulations
        In addition to environmental laws and regulations, the Company is subject to Federal, state and local laws and regulations relating to, among other things, product safety, zoning, land use, work place safety, public health, accessibility and restrictions on the sale of various products including alcoholic beverages, tobacco and drugs. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions, disabled access and work permit requirements. Compliance with, or changes in, these laws could adversely affect the Company's financial condition and results of operations.

Legal proceedings
        The Company is a party in various legal claims and actions considered in the normal course of business including labor and employment, personal injury, intellectual property and other issues. Although not currently anticipated by management, the results of pending or future proceedings could adversely affect the Company's financial condition or results of operations.

Item 1B.  Unresolved Staff Comments

        None

Item 2.   Properties

        At year end, the Company operated approximately 40.8 million square feet of supermarket space. The Company's supermarkets vary in size. Current supermarket prototypes range from 28,000 to 61,000 square feet. Supermarkets are often located in strip shopping centers where the Company is the anchor tenant.

        The majority of the Company's supermarkets are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by leases on other properties. At 62 locations, both the building and land are owned, and at 33 other locations, the building is owned while the land is leased.

        The Company supplies its supermarkets from eight primary distribution centers located in Lakeland, Miami, Jacksonville, Sarasota, Orlando, Deerfield Beach and Boynton Beach, Florida, and Lawrenceville, Georgia.

        The Company operates six manufacturing facilities including three dairy plants located in Lakeland and Deerfield Beach, Florida, and Lawrenceville, Georgia, two bakery plants located in Lakeland, Florida and Atlanta, Georgia and a deli plant located in Lakeland, Florida.

        The Company's corporate offices, primary distribution centers and manufacturing facilities are owned with no outstanding debt.

        The Company's properties are well maintained, in good operating condition and suitable and adequate for operating its business.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None

                        EXECUTIVE OFFICERS OF THE COMPANY

                                                                                                       Served as
                                                                        Nature of Family               Officer of
                                                                        Relationship                   Company
Name                          Age          Position                     Between Officers               Since
John A. Attaway, Jr.          48           Senior Vice President,                                      2000
                                           General Counsel and
                                           Secretary

Hoyt R. Barnett               63           Vice Chairman                                               1977

David E. Bornmann             49           Vice President                                              1998

David E. Bridges              57           Vice President                                              2000

Scott E. Brubaker             48           Vice President                                              2005

R. Scott Charlton             48           Senior Vice President                                       1992

William E. Crenshaw           56           President                    Cousin of                      1990
                                                                        Charles H. Jenkins, Jr.

G. Gino DiGrazia              44           Vice President                                              2002
                                           and Controller

David S. Duncan               53           Vice President                                              1999

William V. Fauerbach          60           Vice President                                              1997

John R. Frazier               57           Vice President                                              1997

Linda S. Hall                 47           Vice President                                              2002

M. Clayton Hollis, Jr.        50           Vice President                                              1994

John T. Hrabusa               51           Senior Vice President                                       2004

Mark R. Irby                  51           Vice President                                              1989

Charles H. Jenkins, Jr.       63           Chief Executive              Cousin of                      1974
                                           Officer                      William E. Crenshaw

Randall T. Jones, Sr.         44           Senior Vice President                                       2003

Linda S. Kane                 41           Vice President and                                          2000
                                           Assistant Secretary

Thomas M. McLaughlin          56           Vice President                                              1994

Sharon A. Miller              63           Assistant Secretary                                         1992



                        EXECUTIVE OFFICERS OF THE COMPANY

                                                                                                       Served as
                                                                        Nature of Family               Officer of
                                                                        Relationship                   Company
Name                          Age          Position                     Between Officers               Since
Robert H. Moore               64           Vice President                                              1994

Dale S. Myers                 54           Vice President                                              2001

Alfred J. Ottolino            41           Vice President                                              2004

David P. Phillips             47           Chief Financial                                             1990
                                           Officer and Treasurer

James H. Rhodes II            62           Vice President                                              1995

Richard J. Schuler II         51           Vice President                                              2000

Edward T. Shivers             67           Vice President                                              1985

Michael R. Smith              47           Vice President                                              2005

Sandra J. Woods               47           Vice President                                              2002
                                           and Controller

Laurie S. Zeitlin             43           Senior Vice President                                       2006
                                           and Chief Information
                                           Officer

The terms of all officers expire in May 2007 or upon the election of their successors.



Name                          Business Experience During Last Five Years
John A. Attaway, Jr.          General Counsel and Secretary of the Company to January 2005, Senior Vice President, General Counsel
                              and Secretary thereafter.

Hoyt R. Barnett               Vice Chairman of the Company and Trustee of the Employee Stock Ownership Plan.

David E. Bornmann             Vice President of the Company.

David E. Bridges              Vice President of the Company.

Scott E. Brubaker             Regional Director of Retail Operations-Lakeland Division of the Company to June 2004,
                              Regional Director of Retail Operations-Jacksonville Division to July 2005, Vice President thereafter.

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

Charles H. Jenkins, Jr.       Chief Executive Officer of the Company.

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

Thomas M. McLaughlin          Vice President of the Company.



Name                          Business Experience During Last Five Years
Sharon A. Miller              Director of Administration and Assistant Secretary of the Company to May 2003, Executive Director
                              Publix Super Markets Charities, Inc. and Assistant Secretary thereafter.

Robert H. Moore               Vice President of the Company.

Dale S. Myers                 Vice President of the Company.

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

David P. Phillips             Chief Financial Officer and Treasurer of the Company.

James H. Rhodes II            Vice President of the Company.

Richard J. Schuler II         Vice President of the Company.

Edward T. Shivers             Vice President of the Company.

Michael R. Smith              Director of Deli and Bakery Manufacturing to July 2004, Director of Fresh Product Manufacturing to
                              July 2005, Vice President thereafter.

Sandra J. Woods               Director of Corporate Accounting to May 2002, Vice President and Controller thereafter.

Laurie S. Zeitlin             Vice President of The Home Depot, Inc.to November 2003, Senior Vice President and Chief Information
                              Officer of Kinko's, Inc. to February 2004, Senior Vice President and Chief Information Officer of
                              FedEx Kinko's Office and Print Center, Inc. to January 2006, Senior Vice President and Chief
                              Information Officer of the Company thereafter.


                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)     Market Information*

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

        Because there is no trading of the Company's common stock on a public stock exchange, the market price of the Company's common stock is determined by the Board of Directors based upon quarterly appraisals prepared by an independent appraiser. The market prices for the Company's common stock for 2006 and 2005 were as follows:

                                           2006                2005
                                           ----                ----

              January - February         $15.45               11.70
              March - April               16.10               12.80
              May - July                  17.65               13.30
              August - October            18.25               14.55
              November - December         19.60               15.45

(b)     Approximate Number of Equity Security Holders

        As of February 9, 2007, the approximate number of holders of the Company's common stock was 104,000.

(c)     Dividends*

        The Company paid an annual cash dividend of $0.20 per share of common stock in 2006 and $0.14 per share in 2005. Payment of dividends is within the discretion of the Company's Board of Directors and depends on, among other factors, net earnings, capital requirements and the financial condition of the Company. It is believed that comparable cash dividends will be paid in the future.

        * Restated to give retroactive effect for 5-for-1 stock split in July 2006.

(d)     Purchases of Equity Securities by the Issuer

                                           Issuer Purchases of Equity Securities

        Shares of common stock repurchased by the Company during the three months ended December 30, 2006 were as follows:
                                                                            Total
                                                                          Number of             Approximate
                                                                           Shares              Dollar Value
                                                                         Purchased as            of Shares
                                       Total           Average         Part of Publicly       that May Yet Be
                                     Number of          Price             Announced           Purchased Under
                                       Shares         Paid per             Plans or             the Plans or
        Period                       Purchased          Share            Programs (1)           Programs (1)
        ------                       ---------          -----            ------------           ------------
        October 1, 2006
           through
        November 4, 2006               897,146         $18.53                N/A                    N/A

        November 5, 2006
           through
        December 2, 2006             5,603,012          19.60                N/A                    N/A

        December 3, 2006
           through
        December 30, 2006            1,821,966          19.60                N/A                    N/A
                                     ---------         ------

           Total                     8,322,124         $19.48                N/A                    N/A
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

              The Company's common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended December 30, 2006 required to be disclosed in the last two columns of the table.


(e)      Performance Graph

         The following performance graph sets forth the Company's cumulative total stockholder return during the five years ended December 30, 2006, with the cumulative total return on the S&P 500 Index and a custom Peer Group Index including companies in the same line of business (retail food supermarket companies) (1). The Company added Ahold, Delhaize and Supervalu to its Peer Group Index due to their significant ownership of U.S. supermarkets. The Peer Group Index is weighted based on the various companies' market capitalization. The comparison assumes $100 was invested at the end of 2001 in the Company's common stock and in each of the related indices and assumes reinvestment of dividends.

         The Company's common stock is valued as of the end of each fiscal quarter. After the end of a quarter, however, shares continue to be traded at the prior valuation until the new valuation is received. The cumulative total return for the companies represented in the S&P 500 Index and the custom Peer Group Index is based on those companies' calendar year end trading price. The following performance graph is based on the Company's trading price at fiscal year end based on its appraised value as of the prior fiscal quarter. Because the Company's fiscal year end valuation of the Company's shares is effective after the deadline to file this document with the Securities and Exchange Commission, a performance graph based on the fiscal year end valuation (appraised value as of March 1, 2007) is not presented below. Rather, for comparative purposes, a performance graph based on the fiscal year end valuation is provided in the 2007 Proxy Statement.

                     Comparison of Five-Year Cumulative Return Based Upon Year End Trading Price

                        2001               2002            2003              2004             2005              2006
--------------------------------------------------------------------------------------------------------------------------
Publix                $100.00              90.92          115.48            146.54           195.54            250.88
S&P 500                100.00              76.65           97.70            109.75           115.32            133.53
Peer Group(1)          100.00              58.97           62.23             64.86            65.96             86.59

(1) Companies included in the Peer Group are: A&P, Ahold, Albertson's (included through December 2005 - no longer publicly traded), Delhaize, Kroger, Safeway, Supervalu, Weis Markets and Winn-Dixie. (Winn-Dixie is included through December 2005 as the company filed for Chapter 11 bankruptcy protection. Winn-Dixie's new common stock did not begin trading until November 2006 so it was not included.)

Item 6. Selected Financial Data

                                   2006              2005             2004              2003              2002
                                   ----              ----             ----              ----              ----
Sales:
    Sales                      $21,654,774        20,589,130       18,554,486        16,760,749        15,851,301
    Percent increase                  5.2%             11.0%            10.7%              5.7%              4.2%
    Comparable store sales
      percent increase
       (decrease)                     5.2%              5.4%             5.7%              0.0%             (0.7%)

Earnings:
    Gross profit               $ 5,842,817         5,529,450        4,976,746         4,485,617         4,229,539
    Earnings before income
      tax expense              $ 1,687,553         1,550,738        1,295,011         1,047,089         1,002,830
    Net earnings               $ 1,097,209           989,156          819,383           660,933           632,404
    Net earnings as a
      percent of sales               5.07%             4.80%            4.42%             3.94%             3.99%

Common stock:*
    Weighted average
      shares outstanding       849,815,000       860,196,000      883,879,000       920,564,000       972,331,000
    Basic and diluted
      earnings per
      common share,
      based on weighted
      average shares
      outstanding              $      1.29              1.15             0.93              0.72              0.65
    Cash dividends per
      share                    $      0.20              0.14             0.09              0.08             0.066

Financial data:
    Capital expenditures       $   481,247           338,946          403,373           563,576           635,891
    Working capital            $   211,219           236,488          221,583           209,941           127,870
    Current ratio                     1.12              1.13             1.13              1.15              1.10
    Total assets               $ 7,393,086         6,727,223        5,964,271         5,150,717         4,789,602
    Stockholders' equity       $ 4,974,865         4,205,774        3,585,716         3,169,310         3,008,068

Supermarkets                           892               875              850               801               741

NOTE:  Amounts are in thousands, except shares outstanding, per share amounts and number of supermarkets.
       Fiscal year 2005 includes 53 weeks.  All other years include 52 weeks.


* Restated to give retroactive effect for 5-for-1 stock split in July 2006.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, South Carolina, Alabama and Tennessee. The Company has no other significant lines of business or industry segments. As of December 30, 2006, the Company operated 892 supermarkets representing approximately 40.8 million square feet of space.

        At the end of 2006, the Company had 645 supermarkets located in Florida, 167 in Georgia, 38 in South Carolina, 28 in Alabama and 14 in Tennessee. The Company opened 13 supermarkets in Florida, nine supermarkets in Georgia, three supermarkets in Tennessee, three supermarkets in Alabama and one supermarket in South Carolina during 2006. The Company closed 12 supermarkets in 2006, including six supermarkets that were replaced by new supermarkets.

        The Company's revenues are earned and cash is generated as merchandise is sold to customers in the supermarkets. Income is earned by selling merchandise at price levels that produce sales revenues in excess of cost of merchandise sold and operating and administrative expenses. The Company has historically been able to increase revenues and net earnings from year to year. Further, the Company has historically been able to meet its cash requirements from internally generated funds without the need to generate cash through debt financing. The Company's year end cash balances are significantly impacted during the year by capital expenditures, investment transactions, stock repurchases and the annual cash dividend.

        The Company sells a variety of merchandise to generate revenues. This merchandise includes grocery, dairy, produce, deli, bakery, meat, seafood, housewares and health and beauty care items. Most of the Company's supermarkets also have pharmacy and floral departments. Merchandise includes a mix of nationally advertised and private label brands. The Company's private label brands play an increasingly important role in its merchandising strategy.

        In 2001, the Company began piloting a convenience store concept. As of December 30, 2006, the Company operated five convenience stores in Florida.

        In 2002, the Company acquired a minority interest in Crispers, a casual dining restaurant chain based in Lakeland, Florida. In 2004, the Company increased its ownership in Crispers to a majority position. As of December 30, 2006, Crispers operated 39 restaurants in Florida.

        In 2004, the Company began piloting a liquor store concept. The liquor stores are located adjacent to the Company's supermarkets. As of December 30, 2006, the Company operated 23 liquor stores in Florida.

Operating Environment

        The Company is engaged in the highly competitive retail food industry. Competition is based primarily on price, quality of goods and service, convenience, and product mix. In addition, the Company competes with other retailers for prime retail site locations. The Company competes with retailers as well as other labor market competitors in attracting and retaining quality employees. The Company's primary competition throughout its market areas is with several national and regional traditional supermarket chains, independent supermarkets and specialty food stores, as well as non-traditional competition such as supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, restaurants and convenience stores. As a result of the highly competitive environment, traditional supermarkets, including the Company, face business challenges. There has been a trend in recent years for traditional supermarkets to lose market share to non-traditional competition. The success of the Company, in particular its ability to retain its customers, depends on its ability to meet the business challenges created by this competitive environment.

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

Liquidity and Capital Resources

        Cash and cash equivalents, short-term investments and long-term investments totaled $2,621.6 million as of December 30, 2006, as compared with $2,029.1 million and $1,390.4 million as of December 31, 2005 and December 25, 2004, respectively.

Net cash provided by operating activities
        Net cash provided by operating activities was $1,629.4 million for the year ended December 30, 2006, as compared with $1,579.8 million and $1,643.2 million for the years ended December 31, 2005 and December 25, 2004, respectively. As a result of Hurricane Wilma that occurred during the fourth quarter of 2005, the Company received an extension on its Federal income tax payment due December 15, 2005 until February 28, 2006. The delay in this tax payment increased net cash provided by operating activities by $95 million during the year ended December 31, 2005 with the resulting decrease in net cash provided by operating activities occurring during the year ended December 30, 2006. During 2004, the Company experienced an unprecedented four major hurricanes in six weeks. As a result, the Company received an extension on its Federal income tax payments due September 15, 2004 and December 15, 2004 until December 30, 2004 (which fell within the 2005 fiscal year). The delay in these tax payments increased net cash provided by operating activities by $190 million during the year ended December 25, 2004 with the resulting decrease in net cash provided by operating activities occurring during the year ended December 31, 2005. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities
        Net cash used in investing activities was $1,139.6 million for the year ended December 30, 2006, as compared with $1,031.6 million and $950.3 million for the years ended December 31, 2005 and December 25, 2004, respectively. The primary use of net cash in investing activities was funding capital expenditures and purchasing investments. During the year ended December 30, 2006, capital expenditures totaled $481.2 million. These expenditures were primarily incurred in connection with the opening of 17 net new supermarkets (29 new supermarkets opened and 12 supermarkets closed) and remodeling 58 supermarkets. Net new supermarkets added an additional 0.8 million square feet in the year ended December 30, 2006, a 2.0% increase. Significant expenditures were also incurred for new or enhanced information technology hardware and applications and emergency backup generators. During the year ended December 31, 2005, capital expenditures totaled $338.9 million. These expenditures were primarily incurred in connection with the opening of 25 net new supermarkets (36 new supermarkets opened and 11 supermarkets closed) and remodeling 48 supermarkets. Net new supermarkets added an additional 1.1 million square feet in the year ended December 31, 2005, a 2.8% increase. Significant expenditures were also incurred in the expansion of warehouses and new or enhanced information technology hardware and applications. During the year ended December 25, 2004, capital expenditures totaled $403.4 million. These expenditures were primarily incurred in connection with the opening of 49 net new supermarkets (57 new supermarkets opened and eight supermarkets closed) and remodeling or expanding 71 supermarkets. Net new supermarkets and expansions added an additional 2.1 million square feet in the year ended December 25, 2004, a 5.7% increase. Significant expenditures were also incurred in the expansion of warehouses, office construction and new or enhanced information technology hardware and applications.

Capital expenditure projection
        In 2007, the Company plans to open approximately 37 supermarkets. Although real estate development is unpredictable, the Company's 2007 new store growth represents a reasonable estimate of anticipated future growth. Capital expenditures for 2007 are expected to be approximately $600 million, primarily consisting of new supermarkets, remodeling certain existing supermarkets, new or enhanced information technology hardware and applications, emergency backup generators and expansion of warehouses. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities
        Net cash used in financing activities was $602.3 million for the year ended December 30, 2006, as compared with $582.6 million and $599.7 million for the years ended December 31, 2005 and December 25, 2004, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and payment of the annual cash dividend. The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's ESPP, 401(k) Plan, ESOP and Directors Plan. Net common stock repurchases totaled $430.5 million for the year ended December 30, 2006, as compared with $460.5 million and $518.8 million for the years ended
December 31, 2005 and December 25, 2004, respectively. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends*
        The Company paid an annual cash dividend on its common stock of $0.20 per share or $171.6 million, $0.14 per share or $121.9 million and $0.09 per share or $80.8 million in 2006, 2005 and 2004, respectively.

Cash requirements
        In 2007, the cash requirements for current operations, capital expenditures and common stock repurchases are expected to be financed by internally generated funds or liquid assets. Based on the Company's financial position, it is expected that short-term and long-term borrowings would be readily available to support the Company's liquidity requirements, if needed.

* Restated to give retroactive effect for 5-for-1 stock split in July 2006.

Contractual Obligations

Following is a summary of contractual obligations as of December 30, 2006:

                                                                Payments Due by Period
                                                                ----------------------
                                                                       2008            2010            There-
                                          Total         2007           2009            2011            after
                                          -----         ----           ----            ----            -----

                                                              (Amounts are in thousands)
Contractual Obligations:

    Operating leases (1)               $4,123,160      352,082        677,577         625,983        2,467,518
    Purchase obligations (2)(3)(4)      1,838,775      738,416        215,475         183,518          701,366
    Other long-term liabilities:
      Self-insurance reserves (5)         363,237      112,177         96,030          44,163          110,867
      Accrued postretirement
         benefit cost (6)                  81,852        2,958          6,673           7,677           64,544
      Other noncurrent liabilities         17,729          ---         17,729             ---              ---
                                       ----------    ---------      ---------         -------        ---------

         Total                         $6,424,753    1,205,633      1,013,484         861,341        3,344,295
                                       ==========    =========      =========         =======        =========

(1) For a more detailed description of the operating lease obligations, refer to Note 8(a) Commitments and Contingencies - Operating Leases in the Notes to Consolidated Financial Statements.

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

(3) As of December 30, 2006, the Company had $8.7 million outstanding in trade letters of credit and $1.7 million outstanding in standby letters of credit to support certain of these purchase obligations.

(4) Purchase obligations include $1.2 billion in real estate taxes, insurance and maintenance commitments related to operating leases. The actual amounts to be paid are variable and have been estimated based on current costs.

(5) As of December 30, 2006, the Company had $184.2 million outstanding in standby letters of credit for the benefit of the Company's insurance carriers to support this obligation.

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

Hurricane Impact - 2006

        The Company was not impacted by any hurricanes in 2006.

Hurricane Impact - 2005

        During the fourth quarter ended December 31, 2005, the Company was impacted by Hurricane Wilma. The Company recorded the effect of this hurricane in the fourth quarter of 2005.

        Temporary supermarket closings occurred primarily in south Florida due to weather conditions, evacuations of certain areas and damage to the Company's supermarkets. Almost all affected supermarkets were reopened within 24 hours, operating on generator power if normal power had not been restored. All supermarkets were reopened within nine days, except one location. This supermarket sustained significant damage causing it to be permanently closed.

        The impact of Hurricane Wilma did not have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company estimated additional costs related to Hurricane Wilma included in cost of merchandise sold were approximately $35 million. These costs were primarily related to inventory losses due to extensive power outages and additional distribution costs. The additional operating and administrative expenses related to Hurricane Wilma were approximately $8 million. These expenses were primarily related to incremental payroll, facility repairs and disposal fees for inventory lost due to power outages. The Company estimated the profit on the incremental sales resulting from customers stocking up and replenishing, as well as sales of hurricane supplies, partially offset these losses.

        The Company maintains property insurance coverage for hurricanes on a per occurrence basis. The deductible on the Company's insurance coverage for this occurrence was approximately $31 million. The Company recorded an estimated amount of insurance recovery in 2005, received partial payment of this recovery from its insurance carrier in 2006 and expects to receive the balance in 2007.

Hurricane Impact - 2004

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

        The impact of the four hurricanes on the Company did not have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company estimated additional costs related to the four hurricanes included in cost of merchandise sold were approximately $58 million. These costs were primarily related to inventory losses due to power outages and additional distribution costs. The additional operating and administrative expenses related to the four hurricanes were approximately $5 million. These expenses were primarily related to facility repairs and disposal fees for inventory lost due to power outages. The Company estimated the profit on the incremental sales resulting from repeated cycles of customers stocking up and replenishing, as well as sales of hurricane supplies, largely offset the losses incurred by the Company. The losses incurred by the Company were below the insurance policy deductible limits per occurrence, so there was no recovery of the losses from insurance coverage.

Results of Operations

        The Company's fiscal year ends on the last Saturday in December. Fiscal years 2006 and 2004 included 52 weeks and fiscal year 2005 included 53 weeks.

Sales
        Sales for 2006 were $21.7 billion as compared with $20.6 billion in 2005, an increase of $1,065.6 million or a 5.2% increase. After excluding sales of $387.5 million for the extra week included in 2005, this reflects an increase of approximately $412.1 million or 2.0% from net new supermarkets and approximately $1,041.0 million or 5.2% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). The Company estimates that sales for 2005 were positively impacted by approximately $73 million as a result of the hurricane the Company experienced during the fourth quarter of 2005. If sales for 2005 had not been positively impacted by the hurricane, the reported 5.2% increase in comparable store sales for 2006 would have been 5.6%.

        Sales for 2005 were $20.6 billion as compared with $18.6 billion in 2004, an increase of $2,034.6 million or an 11.0% increase. Sales increased approximately $387.5 million or 2.1% from an additional week in 2005, approximately $645.2 million or 3.5% from net new supermarkets and approximately $1,001.9 million or 5.4% from comparable store sales. The Company estimates that sales for 2005 were positively impacted by approximately $73 million as a result of the hurricane the Company experienced during the fourth quarter of 2005. The Company estimates that sales for 2004 were positively impacted by approximately $189 million as a result of the unprecedented four major hurricanes the Company experienced during 2004. If sales for 2005 and 2004 had not been positively impacted by the hurricanes, the reported 5.4% increase in comparable store sales for 2005 would have been 6.1%.

        Sales for 2004 were $18.6 billion as compared with $16.8 billion in 2003, an increase of $1,793.7 million or a 10.7% increase. Sales increased approximately $833.7 million or 5.0% from net new supermarkets and approximately $960.0 million or 5.7% from comparable store sales. The Company estimates that sales for 2004 were positively impacted by approximately $189 million as a result of the unprecedented four major hurricanes the Company experienced during 2004. If sales for 2004 had not been positively impacted by the hurricanes, the reported 5.7% increase in comparable store sales for 2004 would have been 4.6%.

Gross profit
        Gross profit as a percentage of sales was 27.0% in 2006 as compared with 26.9% and 26.8% in 2005 and 2004, respectively. In 2006, gross profit as a percentage of sales remained relatively unchanged compared to 2005 and 2004.

Operating and administrative expenses
        Operating and administrative expenses as a percentage of sales were 20.6%, 20.6% and 20.9% in 2006, 2005 and 2004, respectively. In 2006, operating and administrative expenses as a percentage of sales remained relatively unchanged compared to 2005 and 2004. Employee benefit costs decreased as a percentage of sales during 2006 which were offset by increases in utilities and other operating expenses. The decrease in operating and administrative expenses as a percentage of sales during 2005 was primarily due to the incremental sales from an additional week and a decrease in workers' compensation, partially offset by increases in certain facilities costs as a percentage of sales.

Investment income, net
        Investment income, net was $115.9 million, $74.3 million and $35.3 million in 2006, 2005 and 2004, respectively. The increase in investment income, net was primarily due to higher average balances of short-term and long-term investments as well as higher interest rates during 2006 and 2005.

Income taxes
        The effective income tax rates were 35.0%, 36.2% and 36.7% in 2006, 2005 and 2004, respectively. The decrease in the effective income tax rate is driven by increases in tax exempt income, dividends paid to ESOP participants, deductions for manufacturing production costs and the favorable resolution of certain tax issues.

Impact of inflation
        In recent years, the impact of inflation on the Company's product costs has been lower than the overall increase in the Consumer Price Index.

Net earnings*
        Net earnings were $1,097.2 million or $1.29 per share, $989.2 million or $1.15 per share and $819.4 million or $0.93 per share for 2006, 2005 and 2004, respectively.

* Restated to give retroactive effect for 5-for-1 stock split in July 2006.

Accounting Standards

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

        In December 2004, the FASB issued a revision to Statement of Financial Accounting Standard No. 123, "Share-Based Payment," (SFAS 123(R)) effective for fiscal years beginning after June 15, 2005. SFAS 123(R) requires all stock-based compensation awards to be recorded at fair value as an expense in the Company's consolidated financial statements. The Company does not currently have any stock-based employee compensation subject to SFAS 123(R). Therefore, the adoption of SFAS 123(R) had no effect on the Company's financial condition, results of operations or cash flows.

        In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections," (SFAS 154) effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 replaces Accounting Principles Board Opinion 20, "Accounting Changes," and Statement of Financial Accounting Standard No. 3, "Reporting Accounting Changes in Interim Financial Statements." Among other changes, SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The adoption of SFAS 154 will only affect the Company's financial condition or results of operations if it has such changes or corrections of errors in the future.

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

         In June 2006, the FASB ratified Emerging Issues Task Force
Issue No. 06-3, "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)," (EITF 06-3) effective for periods beginning after December 15, 2006. EITF 06-3 allows taxes assessed by various governmental authorities that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales and some excise taxes, to be presented on either a gross or net basis. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in revenue if presented on a gross basis. The Company records sales net of applicable sales taxes. Therefore, the adoption of EITF 06-3 had no effect on the presentation of the Company's financial statements.

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

         In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)," (SFAS 158). SFAS 158 requires financial statement recognition of the overfunded or underfunded status of a defined benefit postretirement plan or other postretirement plan as an asset or liability and recognition of changes in the funded status in comprehensive earnings in the year in which the changes occur, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires that the measurement date for the calculation of plan assets and obligations coincide with a company's fiscal year end dates, effective for fiscal years ending after December 15, 2008. The adoption of the recognition provision of SFAS 158 did not have a material effect on the Company's financial condition, results of operations or cash flows.

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

Critical Accounting Policies

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. The Company believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Inventories
        Inventories are valued at the lower of cost or market. The cost for 86% of inventories was determined using the dollar value last-in, first-out method. Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to each similar merchandise category's ending retail value. The cost of remaining inventories was determined using the first-in, first-out ("FIFO") method. The FIFO cost of inventory approximates replacement or current cost. The Company also reduces inventory for estimated losses related to shrink.

Investments
        The Company reviews its investments for other-than-temporary impairments based on criteria that include the extent to which cost exceeds market value, the duration of the market decline and the financial health of and prospects for the issuer. This review requires significant judgment. If market or issuer conditions decline, the Company may incur future impairments.

Property, Plant and Equipment and Depreciation
        Assets are recorded at cost and are depreciated using the straight-line method over their estimated useful lives or the terms of their leases, if shorter, as follows: buildings and improvements are at 10 - 40 years, furniture, fixtures and equipment are at 3 - 20 years and leasehold improvements are at 3 - 40 years. The Company considers lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured.

Long-Lived Assets
        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. The Company's judgments regarding the existence of impairment indicators are based on market conditions and operational performance, such as operating profit and cash flows. The variability of these factors depends on a number of conditions, including uncertainty about future events; therefore, the Company's accounting estimates may change from period to period. These factors could cause the Company to conclude that impairment indicators exist and the applicable impairment tests could result in a determination that the value of long-lived assets is impaired, resulting in a write-down of the long-lived assets.

Revenue Recognition
        Revenue is recognized at the point of sale for retail sales. Vendor coupons that are reimbursed are accounted for as sales. Coupons and other sales incentives offered by the Company that are not reimbursed are recorded as a reduction of sales.

Cost of Merchandise Sold
        Cost of merchandise sold includes costs of inventory and costs related to in-store production. Cost of merchandise sold also includes inbound freight charges, purchasing and receiving costs, warehousing costs and other costs of the Company's distribution network.

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

Self-Insurance
        Self-insurance reserves are established for health care, fleet liability, general liability and workers' compensation claims. These reserves are determined based on actual claims experience and an estimate of claims incurred but not reported, including, where necessary, actuarial studies. Actuarial projections of losses for general liability and workers' compensation are discounted and subject to a high degree of variability. The causes of variability include, but are not limited to, such factors as future interest and inflation rates, future economic conditions, litigation trends and benefit level changes. The Company has insurance coverage for losses in excess of varying amounts.

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

        Management's Report on Internal Control over Financial Reporting


        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment and these criteria, management believes that the Company's internal control over financial reporting was effective as of December 30, 2006.

        The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on management's assessment of the Company's internal control over financial reporting, which is included herein on page 27.

Item 8.    Financial Statements and Supplementary Data

             Index to Consolidated Financial Statements and Schedule

                                                                                                        Page
                                                                                                        ----
Reports of Independent Registered Public Accounting Firm                                                  26

Consolidated Financial Statements:

   Consolidated Balance Sheets - December 30, 2006 and December 31, 2005                                  28

   Consolidated Statements of Earnings - Years ended December 30, 2006,
      December 31, 2005 and December 25, 2004                                                             30

   Consolidated Statements of Comprehensive Earnings - Years ended
      December 30, 2006, December 31, 2005 and December 25, 2004                                          31

   Consolidated Statements of Cash Flows - Years ended December 30, 2006,
      December 31, 2005 and December 25, 2004                                                             32

   Consolidated Statements of Stockholders' Equity - Years ended
      December 30, 2006, December 31, 2005 and December 25, 2004                                          34

   Notes to Consolidated Financial Statements                                                             35




The following consolidated financial statement schedule of the Company for the years ended December 30, 2006, December 31, 2005 and December 25, 2004 is submitted herewith:


Schedule:
   II - Valuation and Qualifying Accounts                                                                 49


All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                                       25

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Publix Super Markets, Inc.:

We have audited the accompanying consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries (the "Company") as of December 30, 2006 and December 31, 2005, and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 30, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 5, the Company adopted Statement of Financial Accounting Standard No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" as of December 30, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


KPMG LLP

February 26, 2007
Tampa, Florida
Certified Public Accountants

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Publix Super Markets, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Publix Super Markets, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Publix Super Markets, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, Publix Super Markets, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 30, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

February 26, 2007
Tampa, Florida
Certified Public Accountants

                           PUBLIX SUPER MARKETS, INC.
                           Consolidated Balance Sheets
                              December 30, 2006 and
                                December 31, 2005


                Assets                                                  2006                      2005
                                                                        ----                      ----

                                                                           (Amounts are in thousands)
Current assets:
    Cash and cash equivalents                                       $  223,571                   335,969
    Short-term investments                                             126,221                   119,303
    Trade receivables                                                  363,020                   354,950
    Merchandise inventories                                          1,151,907                 1,109,543
    Deferred tax assets                                                 58,513                    85,475
    Prepaid expenses                                                    42,784                    42,521
                                                                    ----------                 ---------

         Total current assets                                        1,966,016                 2,047,761
                                                                    ----------                 ---------

Long-term investments                                                2,271,810                 1,573,795
Other noncurrent assets                                                 55,938                    57,786

Property, plant and equipment:
    Land                                                               173,595                   162,642
    Buildings and improvements                                       1,104,917                 1,101,419
    Furniture, fixtures and equipment                                3,521,085                 3,309,086
    Leasehold improvements                                             996,315                   960,005
    Construction in progress                                            76,875                    42,460
                                                                    ----------                 ---------

                                                                     5,872,787                 5,575,612

    Less accumulated depreciation                                    2,773,465                 2,527,731
                                                                    ----------                 ---------

         Net property, plant and equipment                           3,099,322                 3,047,881
                                                                    ----------                 ---------

                                                                    $7,393,086                 6,727,223
                                                                    ==========                 =========

See accompanying notes to consolidated financial statements.

         Liabilities and Stockholders' Equity                           2006                      2005
                                                                        ----                      ----

                                                                           (Amounts are in thousands,
                                                                                except par value)
Current liabilities:
    Accounts payable                                                $  934,446                   913,521
    Accrued expenses:
      Contribution to retirement plans                                 359,753                   366,811
      Self-insurance reserves                                          112,177                   119,339
      Salaries and wages                                                98,293                    98,629
      Other                                                            216,889                   164,621
                                                                    ----------                 ---------

         Total accrued expenses                                        787,112                   749,400
                                                                    ----------                 ---------

    Federal and state income taxes                                      33,239                   148,352
                                                                    ----------                 ---------

         Total current liabilities                                   1,754,797                 1,811,273

Deferred tax liabilities                                               225,572                   283,979
Self-insurance reserves                                                251,060                   242,449
Accrued postretirement benefit cost                                     78,894                    68,088
Other noncurrent liabilities                                           107,898                   115,660
                                                                    ----------                 ---------

         Total liabilities                                           2,418,221                 2,521,449
                                                                    ----------                 ---------

Stockholders' equity:
    Common stock of $1 par value.  Authorized
      1,000,000 shares; issued and outstanding
      839,715 shares in 2006 and 846,942
      shares in 2005                                                   839,715                   846,942
    Additional paid-in capital                                         533,559                   302,178
    Retained earnings                                                3,616,368                 3,070,310
                                                                    ----------                 ---------

                                                                     4,989,642                 4,219,430

    Accumulated other comprehensive losses                             (14,777)                  (13,656)
                                                                    ----------                 ---------

         Total stockholders' equity                                  4,974,865                 4,205,774

Commitments and contingencies                                              ---                       ---
                                                                    ----------                 ---------

                                                                    $7,393,086                 6,727,223
                                                                    ==========                 =========



                           PUBLIX SUPER MARKETS, INC.
                       Consolidated Statements of Earnings
                Years ended December 30, 2006, December 31, 2005
                              and December 25, 2004


                                                         2006                  2005                   2004
                                                         ----                  ----                   ----

                                                        (Amounts are in thousands, except per share amounts)
Revenues:
    Sales                                            $ 21,654,774           20,589,130             18,554,486
    Other operating income                                164,951              155,681                131,885
                                                     ------------           ----------             ----------

        Total revenues                                 21,819,725           20,744,811             18,686,371
                                                     ------------           ----------             ----------

Costs and expenses:
    Cost of merchandise sold                           15,811,957           15,059,680             13,577,740
    Operating and administrative expenses               4,459,786            4,231,402              3,869,791
                                                     ------------           ----------             ----------


        Total costs and expenses                       20,271,743           19,291,082             17,447,531
                                                     ------------           ----------             ----------


        Operating profit                                1,547,982            1,453,729              1,238,840


Investment income, net                                    115,851               74,293                 35,311
Other income, net                                          23,720               22,716                 20,860
                                                     ------------           ----------             ----------

Earnings before income tax expense                      1,687,553            1,550,738              1,295,011

Income tax expense                                        590,344              561,582                475,628
                                                     ------------           ----------             ----------

Net earnings                                         $  1,097,209              989,156                819,383
                                                     ============           ==========             ==========


Weighted average number of common
    shares outstanding                                    849,815              860,196                883,879
                                                     ============           ==========             ==========

Basic and diluted earnings per common
    share based on weighted average
    shares outstanding                               $       1.29                 1.15                   0.93
                                                     ============           ==========             ==========


See accompanying notes to consolidated financial statements.


                           PUBLIX SUPER MARKETS, INC.
                Consolidated Statements of Comprehensive Earnings
                Years ended December 30, 2006, December 31, 2005
                              and December 25, 2004


                                                         2006           2005           2004
                                                         ----           ----           ----

                                                             (Amounts are in thousands)
Net earnings                                          $1,097,209       989,156        819,383

Other comprehensive earnings (losses):

Unrealized gain (loss) on investment
    securities available-for-sale, net of tax
    effect of $4,585, ($8,484) and $419 in
    2006, 2005 and 2004, respectively                      7,282       (13,510)           668

Reclassification adjustment for net
    realized gain on investment securities
    available-for-sale, net of tax effect
    of ($564), ($1,692) and ($1,348)
    in 2006, 2005 and 2004, respectively                    (895)       (2,695)        (2,147)
                                                      ----------       -------       --------

Comprehensive earnings                                $1,103,596       972,951        817,904
                                                      ==========       =======       ========

See accompanying notes to consolidated financial statements.

                           PUBLIX SUPER MARKETS, INC.
                      Consolidated Statements of Cash Flows
                Years ended December 30, 2006, December 31, 2005
                              and December 25, 2004

                                                          2006                  2005                  2004
                                                          ----                  ----                  ----
                                                                     (Amounts are in thousands)

Cash flows from operating activities:
    Cash received from customers                      $21,683,210            20,560,245            18,541,695
    Cash paid to employees and suppliers              (19,355,029)          (18,309,454)          (16,611,646)
    Income taxes paid                                    (735,285)             (678,167)             (242,569)
    Payment for self-insured claims                      (205,135)             (200,477)             (185,869)
    Dividends and interest received                       100,379                73,708                33,230
    Other operating cash receipts                         152,470               142,185               117,416
    Other operating cash payments                         (11,178)               (8,206)               (9,079)
                                                      -----------           -----------           -----------
       Net cash provided by operating
          activities                                    1,629,432             1,579,834             1,643,178
                                                      -----------           -----------           -----------

Cash flows from investing activities:
    Payment for property, plant and
      equipment                                          (481,247)             (338,946)             (403,373)
    Proceeds from sale of property, plant
      and equipment                                        11,042                11,423                69,254
    Proceeds from sale-leasebacks                           6,247                 4,860                25,961
    Payment for investment securities -
      available-for-sale (AFS)                         (1,150,488)           (1,090,077)             (793,487)
    Proceeds from sale and maturity of
      investment securities - AFS                         479,683               393,933               159,811
    Net (payments to) proceeds from joint
      ventures and other investments                       (8,291)                  275                (7,244)
    Other, net                                              3,494               (13,045)               (1,192)
                                                      -----------           -----------           -----------

       Net cash used in investing activities           (1,139,560)           (1,031,577)             (950,270)
                                                      -----------           -----------           -----------
Cash flows from financing activities:
    Payment for acquisition of common stock              (665,376)             (592,566)             (598,516)
    Proceeds from sale of common stock                    234,882               132,070                79,719
    Dividends paid                                       (171,645)             (121,949)              (80,764)
    Other                                                    (131)                 (131)                 (131)
                                                      -----------           -----------           -----------

       Net cash used in financing activities             (602,270)             (582,576)             (599,692)
                                                      -----------           -----------           -----------
Net (decrease) increase in cash and
    cash equivalents                                     (112,398)              (34,319)               93,216

Cash and cash equivalents at beginning
    of year                                               335,969               370,288               277,072
                                                      -----------           -----------           -----------

Cash and cash equivalents at end of year              $   223,571               335,969               370,288
                                                      ===========           ===========           ===========

See accompanying notes to consolidated financial statements.

                                                            2006                 2005                  2004
                                                            ----                 ----                  ----
                                                                       (Amounts are in thousands)
Reconciliation of net earnings to net cash
    provided by operating activities

Net earnings                                             $1,097,209              989,156               819,383

Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                         390,996              373,684               379,920
      Retirement contributions paid or
         payable in common stock                            268,006              290,422               244,087
      Deferred income taxes                                 (30,738)             (32,459)               13,089
      Loss on sale of property, plant and
         equipment                                           20,785                7,663                13,582
      Amortization of deferred income from
         sale-leasebacks                                     (3,461)              (5,213)               (2,235)
      Gain on sale of investments                            (1,459)              (4,387)               (3,495)
      Net (accretion) amortization of investments            (8,551)              10,696                 5,075
      Self-insurance reserves in excess
         of current payments                                  1,449                5,957                29,632
      Postretirement accruals in excess of
         (less than) current payments                         1,528                  (13)                  141
      Increase (decrease) in advance
         purchase allowances                                  5,669                 (130)                  119
      (Decrease) increase in closed store reserves          (11,355)               2,044                (2,726)
      Other, net                                             (6,548)              (2,122)                2,603
      Change in cash from:
         Trade receivables                                   (8,070)             (65,495)              (48,354)
         Merchandise inventories                            (42,364)             (55,360)              (72,727)
         Prepaid expenses                                      (263)             (30,717)               (2,026)
         Accounts payable and accrued expenses               71,712              180,234                47,140
         Federal and state income taxes                    (115,113)             (84,126)              219,970
                                                         ----------            ---------             ---------

               Total adjustments                            532,223              590,678               823,795
                                                         ----------            ---------             ---------

Net cash provided by operating activities                $1,629,432            1,579,834             1,643,178
                                                         ==========            =========             =========

                           PUBLIX SUPER MARKETS, INC.
                 Consolidated Statements of Stockholders' Equity
                Years ended December 30, 2006, December 31, 2005
                              and December 25, 2004

                                                                               Common Stock
                                                                                (Acquired       Accumulated        Total
                                                   Additional                   From) Sold         Other           Stock-
                                        Common      Paid-in       Retained       to Stock-     Comprehensive      holders'
                                         Stock      Capital       Earnings        holders     Earnings (Losses)    Equity
                                        ------      -------       --------        -------     -----------------    ------
                                                     (Amounts are in thousands, except per share amounts)
Balances at December 27, 2003          $891,847         ---      2,273,435            ---          4,028         3,169,310

Comprehensive earnings (losses)             ---         ---        819,383            ---         (1,479)          817,904
Cash dividends, $0.09 per share             ---         ---        (80,764)           ---            ---           (80,764)
Contribution of 19,230 shares
    to retirement plans                  12,528     123,221            ---         62,314            ---           198,063
Acquired 55,396 shares
    from stockholders                       ---         ---            ---       (598,516)           ---          (598,516)
Sale of 7,278 shares to
    stockholders                            355       3,302            ---         76,062            ---            79,719
Retirement of 41,771 shares             (41,771)        ---       (418,369)       460,140            ---               ---
                                       --------     -------      ---------       --------        -------         ---------

Balances at December 25, 2004           862,959     126,523      2,593,685            ---          2,549         3,585,716

Comprehensive earnings (losses)             ---         ---        989,156            ---        (16,205)          972,951
Cash dividends, $0.14 per share             ---         ---       (121,949)           ---            ---          (121,949)
Contribution of 17,933 shares
    to retirement plans                  14,210     172,618            ---         42,724            ---           229,552
Acquired 43,445 shares
    from stockholders                       ---         ---            ---       (592,566)           ---          (592,566)
Sale of 9,495 shares to
    stockholders                            273       3,037            ---        128,760            ---           132,070
Retirement of 30,500 shares             (30,500)        ---       (390,582)       421,082            ---               ---
                                       --------     -------      ---------       --------        -------         ---------

Balances at December 31, 2005           846,942     302,178      3,070,310            ---        (13,656)        4,205,774

Comprehensive earnings                      ---         ---      1,097,209            ---          6,387         1,103,596
Cash dividends, $0.20 per share             ---         ---       (171,645)           ---            ---          (171,645)
Contribution of 17,090 shares
    to retirement plans                  13,576     208,082            ---         53,484            ---           275,142
Acquired 37,799 shares
    from stockholders                       ---         ---            ---       (665,376)           ---          (665,376)
Sale of 13,482 shares to
    stockholders                          1,397      23,299            ---        210,186            ---           234,882
Retirement of 22,200 shares             (22,200)        ---       (379,506)       401,706            ---               ---
Adjustment to reflect additional
    unfunded postretirement benefit
    obligation per SFAS 158                 ---         ---            ---            ---         (7,508)           (7,508)
                                       --------     -------      ---------       --------        -------         ---------

Balances at December 30, 2006          $839,715     533,559      3,616,368            ---        (14,777)        4,974,865
                                       ========     =======      =========       ========        =======         =========

See accompanying notes to consolidated financial statements.

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

                      December 30, 2006, December 31, 2005
                              and December 25, 2004

(1)     Summary of Significant Accounting Policies

        (a)     Business
                The Company is in the primary business of operating retail food supermarkets in Florida, Georgia, South Carolina, Alabama and Tennessee. The Company operates in a single industry segment.

        (b)     Principles of Consolidation
                The consolidated financial statements include all entities over which the Company has control, including its majority-owned subsidiaries. The Company accounts for equity investments in companies over which it has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method. All significant intercompany balances and transactions are eliminated in consolidation.

        (c)     Fiscal Year
                The fiscal year ends on the last Saturday in December. Fiscal years 2006 and 2004 include 52 weeks. Fiscal year 2005 includes 53 weeks.

        (d)     Cash Equivalents
                The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

        (e)     Trade Receivables
                Trade receivables primarily include amounts due from vendor allowances, debit and credit card sales and third party insurance pharmacy billings.

        (f)     Inventories
                Inventories are valued at the lower of cost or market. The cost for 86% of inventories was determined using the dollar value last-in, first-out method as of December 30, 2006 and December 31, 2005. The cost of remaining inventories was determined using the first-in, first-out ("FIFO") method. The FIFO cost of inventory approximates replacement or current cost. The Company also reduces inventory for estimated losses related to shrink.

        (g)     Investments
                The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income, net. The Company had no held-to-maturity securities as of December 30, 2006 or December 31, 2005.

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

                The Company also holds other investments in joint ventures, partnerships or other equity investments for which evaluation of the existence and quantification of other-than-temporary declines in value may be required. Realized gains and losses and declines in value judged to be other-than-temporary on other investments are included in investment income, net.

        (h)     Property, Plant and Equipment and Depreciation
                Assets are recorded at cost and are depreciated using the straight-line method over their estimated useful lives or the terms of their leases, if shorter, as follows:

                    Buildings and improvements           10 - 40 years
                    Furniture, fixtures and equipment     3 - 20 years
                    Leasehold improvements                3 - 40 years

                Maintenance and repairs are charged to operating expenses as incurred. Expenditures for renewals and betterments are capitalized. The gain or loss realized on disposed assets or assets to be disposed of is recorded as operating and administrative expenses in the consolidated statements of earnings.

        (i)     Capitalized Computer Software Costs
                The Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use. These costs are capitalized and amortized over a three year life. The amounts capitalized were $14,297,000, $10,176,000 and $17,444,000 for the years ended December 30, 2006, December 31, 2005 and December 25, 2004, respectively.

        (j)     Long-Lived Assets
                The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the net book value of an asset to the future net undiscounted cash flows expected to be generated by the

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

                asset. An impairment loss would be recorded for the excess of the net book value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell and are no longer depreciated.

        (k)     Self-Insurance
                Self-insurance reserves are established for health care, fleet liability, general liability and workers' compensation claims. These reserves are determined based on actual claims experience and an estimate of claims incurred but not reported, including, where necessary, actuarial studies. Actuarial projections of losses for general liability and workers' compensation are discounted. The Company has insurance coverage for losses in excess of varying amounts.

        (l)     Stock Split
                On April 18, 2006, the Company's stockholders approved an increase in the number of authorized shares of common stock from 300 million shares to one billion shares to allow for a 5-for-1 stock split effective July 1, 2006. All applicable data, including share and per share amounts, in the accompanying consolidated financial statements have been retroactively restated to give effect to the stock split.

        (m)     Comprehensive Earnings
                Comprehensive earnings include net earnings and other comprehensive earnings. Other comprehensive earnings include revenues, expenses, gains and losses that have been excluded from net earnings and recorded directly to stockholders' equity. Included in other comprehensive earnings for the Company are unrealized gains and losses on available-for-sale securities.

                As of December 30, 2006, accumulated other comprehensive losses include net unrealized losses on available-for-sale securities of $11,824,000, net of tax effect of $4,555,000 and unfunded postretirement benefit obligation of $12,236,000, net of tax effect of $4,728,000. As of December 31, 2005, accumulated other comprehensive losses include net unrealized losses on available-for-sale securities of $22,232,000, net of tax effect of $8,576,000.

        (n)     Revenue Recognition
                Revenue is recognized at the point of sale for retail sales. Vendor coupons that are reimbursed are accounted for as sales. Coupons and other sales incentives offered by the Company that are not reimbursed are recorded as a reduction of sales.

        (o)     Sales Taxes
                The Company records sales net of applicable sales taxes.

        (p)     Other Operating Income
                Other operating income includes income generated from other activities, primarily lottery commissions, automated teller transactions, commissions on licensee sales, check cashing fees, circulation commissions, money transfer and money order fees, coupon handling fees, in-store subleases and vending machine commissions.

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

        (q)     Cost of Merchandise Sold
                Cost of merchandise sold includes costs of inventory and costs related to in-store production. Cost of merchandise sold also includes inbound freight charges, purchasing and receiving costs, warehousing costs and other costs of the Company's distribution network.

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

        (r)     Advertising Costs
                Advertising costs are expensed as incurred and were $163,141,000, $153,528,000 and $140,668,000 for the years ended
                December 30, 2006, December 31, 2005 and December 25, 2004, respectively.

        (s)     Other Income, net
                Other income, net includes rent received from shopping center operations, net of related expenses, and other miscellaneous nonoperating income.

        (t)     Income Taxes
                Deferred tax assets and liabilities are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse.

        (u)     Earnings Per Share
                Basic and diluted earnings per common share are calculated by dividing net earnings by the weighted average number of common shares outstanding. Basic and diluted earnings per common share are the same because the Company does not have options or other stock compensation programs that would impact the calculation of diluted earnings per share.

        (v)     Use of Estimates
                The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (w)     Reclassifications
                Certain 2005 and 2004 amounts have been reclassified to conform with the 2006 presentation.

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

(2)     Merchandise Inventories

        If the FIFO method of valuing inventories had been used by the Company to value all inventories, inventories and current assets would have been higher than reported by $165,561,000, $152,047,000 and $141,808,000 as of December 30, 2006, December 31, 2005 and December 25, 2004, respectively.

(3)     Fair Value of Financial Instruments

        The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

        Cash and cash equivalents: The carrying amount for cash and cash equivalents approximates fair value.

        Investment securities: The fair values for debt and marketable equity securities are based on quoted market prices.

        The carrying amount of the Company's other financial instruments as of December 30, 2006 and December 31, 2005 approximated their respective fair values.

        All other investments are accounted for using the equity method. The carrying amount of other investments approximates fair value.

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

(4)     Investments

        Following is a summary of investments as of December 30, 2006 and December 31, 2005:

                                                             Gross          Gross
                                           Amortized       Unrealized     Unrealized          Fair
                                             Cost            Gains          Losses            Value
                                             ----            -----          ------            -----
                                                          (Amounts are in thousands)
        2006
        ----
        Available-for-sale:
           Tax exempt bonds               $  644,910          1,161          5,991            640,080
           Taxable bonds                   1,593,219          3,165         24,261          1,572,123
           Equity securities                 114,909         15,411          1,309            129,011
                                          ----------         ------         ------          ---------
                                           2,353,038         19,737         31,561          2,341,214
        Other investments                     56,817            ---            ---             56,817
                                          ----------         ------         ------          ---------
                                          $2,409,855         19,737         31,561          2,398,031
                                          ==========         ======         ======          =========

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
                                          ==========         ======         ======          =========

        The realized gains on sales of available-for-sale securities totaled $3,549,000, $5,517,000 and $5,462,000 for the years ended December 30, 2006, December 31, 2005 and December 25, 2004, respectively, and the realized losses totaled $2,090,000, $1,130,000 and $1,967,000, respectively.

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

        The amortized cost and estimated fair value of debt and marketable equity securities classified as available-for-sale and other investments as of December 30, 2006 and December 31, 2005, by expected maturity, are as follows:

                                                         2006                         2005
                                              -------------------------     ------------------------
                                               Amortized         Fair       Amortized          Fair
                                                 Cost           Value         Cost            Value
                                                 ----           -----         ----            -----
                                                              (Amounts are in thousands)
        Due in one year or less               $  126,625        126,221       119,937        119,303
        Due after one year through
           five years                            407,177        403,757       328,729        324,661
        Due after five years through
           ten years                             104,570        102,983        75,403         73,878
        Due after ten years                    1,599,757      1,579,242     1,135,158      1,116,147
                                              ----------      ---------     ---------      ---------
                                               2,238,129      2,212,203     1,659,227      1,633,989
        Equity securities                        114,909        129,011        13,998         17,004
        Other investments                         56,817         56,817        42,105         42,105
                                              ----------      ---------     ---------      ---------
                                              $2,409,855      2,398,031     1,715,330      1,693,098
                                              ==========      =========     =========      =========

        Following is a summary of temporarily impaired investments as of December 30, 2006 and December 31, 2005:

                                           Less Than                12 Months
                                           12 Months                or Longer                     Total
                                           ---------                ---------                     -----
                                        Fair     Unrealized     Fair      Unrealized        Fair       Unrealized
                                       Value       Losses      Value        Losses         Value         Losses
                                       -----       ------      -----        ------         -----         ------
                                                          (Amounts are in thousands)
        2006
        ----
        Tax exempt bonds             $241,734      1,350      339,885        4,641         581,619        5,991
        Taxable bonds                 472,347      3,842      659,608       20,419       1,131,955       24,261
        Equity securities              17,376      1,309          ---          ---          17,376        1,309
                                     --------     ------      -------       ------       ---------       ------
        Total temporarily
           impaired investments      $731,457      6,501      999,493       25,060       1,730,950       31,561
                                     ========     ======      =======       ======       =========       ======

        2005
        ----
        Tax exempt bonds             $294,980      2,333      196,053        3,931         491,033        6,264
        Taxable bonds                 623,392     13,185      232,159        8,543         855,551       21,728
                                     --------     ------      -------       ------       ---------       ------
        Total temporarily
           impaired investments      $918,372     15,518      428,212       12,474       1,346,584       27,992
                                     ========     ======      =======       ======       =========       ======

        The Company believes the unrealized losses presented above are temporary. To make this determination, management reviews the length of time and the extent to which the security's market value has been less than cost; the financial condition, credit worthiness and near term prospects of the issuer; the intent and ability to hold the security for a period of time sufficient to allow recovery of cost; and underlying factors mitigating risk of loss of principal or default of interest

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

        payments. There are 383 investment issues contributing to the total unrealized loss of $31,561,000 as of December 30, 2006. The unrealized loss is primarily driven by changes in interest rates impacting the market value of the bonds owned by the Company. The Company continues to receive scheduled principal and interest payments on these investments.

 (5)    Postretirement Benefits

        The Company provides life insurance benefits for salaried and hourly full-time employees. Such employees retiring from the Company on or after attaining age 55 and having ten years of full-time service are entitled to postretirement life insurance benefits.

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

        In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)." In adopting SFAS 158 as of December 30, 2006, the Company recognized the underfunded status of its postretirement plan as a liability and as a component of accumulated other comprehensive losses, net of tax effect.

        The Company made benefit payments to beneficiaries of retirees of $3,169,000, $2,841,000 and $2,140,000 during the years ended
        December 30, 2006, December 31, 2005 and December 25, 2004, respectively.

        The following tables provide a reconciliation of the changes in the benefit obligations and fair value of plan assets measured as of October 1.

                                                                      2006                2005
                                                                      ----                ----
                                                                     (Amounts are in thousands)
        Change in benefit obligation:
           Benefit obligation as of beginning of year               $85,628              80,174
           Service cost                                                 372                 479
           Interest cost                                              4,656               4,568
           Actuarial (gain) loss                                     (5,635)              3,248
           Benefit payments                                          (3,169)             (2,841)
                                                                    -------              ------
           Benefit obligation as of end of year                     $81,852              85,628
                                                                    =======              ======

        Change in fair value of plan assets:
           Fair value of plan assets as of beginning
              of year                                               $   ---                 ---
           Employer contributions                                     3,169               2,841
           Benefit payments                                          (3,169)             (2,841)
                                                                    -------              ------
           Fair value of plan assets as of end of year              $   ---                 ---
                                                                    =======              ======

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

                                                                      2006                2005
                                                                      ----                ----
                                                                     (Amounts are in thousands)
        Funded status                                               $81,852              85,628
        Unrecognized actuarial loss                                 (12,236)            (19,986)
        Unrecognized prior service cost                                 ---               2,446
        Amount recognized in noncurrent liabilities                  12,236                 ---
                                                                    -------              ------
        Accrued postretirement benefit costs                        $81,852              68,088
                                                                    =======              ======

        Following are the actuarial assumptions that were used in the calculation of the year end benefit obligation:

                                                                2006             2005             2004
                                                                ----             ----             ----
        Discount rate                                          5.90%             5.50%            5.75%
        Rate of compensation increase                          4.00%             4.00%            4.00%

        In 2006, the Company determined the discount rate using a yield curve methodology based on high quality corporate bonds, AA or better. Prior to 2006, the discount rate was based on the Moody's AA 20 year corporate bond rate.

        Net periodic postretirement benefit cost consists of the following components:

                                                                2006             2005             2004
                                                                ----             ----             ----
                                                                       (Amounts are in thousands)
        Service cost                                           $  372              479               674
        Interest cost                                           4,656            4,568             4,337
        Amortization of prior service cost                     (2,446)          (4,075)           (4,075)
        Recognized actuarial loss                               2,115            1,856             1,345
                                                               ------           ------            ------
        Net periodic postretirement benefit cost               $4,697            2,828             2,281
                                                               ======           ======            ======

        Effective with the adoption of SFAS 158, actuarial losses are amortized from accumulated other comprehensive losses into net periodic postretirement benefit cost over future years when the accumulation of such losses exceeds 10% of the year end benefit obligation.

        Following are the actuarial assumptions that were used in the calculation of the net periodic postretirement benefit cost:

                                                                2006             2005             2004
                                                                ----             ----             ----
        Discount rate                                          5.50%             5.75%            6.00%
        Rate of compensation increase                          4.00%             4.00%            4.00%

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                               Year
                               ----
                                 (Amounts are in thousands)
                               2007                       $ 2,958
                               2008                         3,208
                               2009                         3,465
                               2010                         3,720
                               2011                         3,957
                               2012 through 2016           23,880

        The following summarizes the effect of applying SFAS 158 on the consolidated balance sheet as of December 30, 2006:

                                                                Before                                After
                                                              Adoption of                          Adoption of
                                                               SFAS 158         Adjustments          SFAS 158
                                                               --------         -----------          --------
                                                                       (Amounts are in thousands)
        Accrued postretirement benefit cost:
             Current                                          $    2,958              ---               2,958
             Noncurrent                                           66,658           12,236              78,894
        Deferred tax assets                                      238,146            4,728             242,874
        Total liabilities                                      2,405,985           12,236           2,418,221
        Accumulated other comprehensive losses                     7,269            7,508              14,777
        Total stockholders' equity                             4,982,373           (7,508)          4,974,865

 (6)    Retirement Plans

        The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. The amount of the Company's discretionary contribution to the ESOP is determined annually by the Board of Directors and can be made in Company common stock or cash. The expense recorded for contributions to this plan was $249,710,000, $273,429,000 and $228,585,000 for the years ended
        December 30, 2006, December 31, 2005 and December 25, 2004, respectively.

        The Company has a 401(k) plan for the benefit of eligible employees. The 401(k) plan is a voluntary defined contribution plan. Eligible employees may contribute up to 10% of their eligible annual compensation, subject to the maximum contribution limits established by Federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2006, 2005 and 2004, the Board of Directors approved a match of 50% of eligible contributions up to 3% of eligible wages, not to exceed a maximum match of $750 per employee. The match, which is determined as of the last day of the plan year and paid in the subsequent plan year, is in common stock of the Company. The expense recorded for the Company's match to the 401(k) plan was $18,296,000, $16,993,000 and $15,502,000 for the years ended December 30, 2006,
        December 31, 2005 and December 25, 2004, respectively.

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

        The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

 (7)    Income Taxes

        Total income taxes for the years ended December 30, 2006, December 31, 2005 and December 25, 2004 were allocated as follows:

                                                                  2006             2005              2004
                                                                  ----             ----              ----
                                                                        (Amounts are in thousands)
        Earnings                                                $590,344         561,582           475,628
        Other comprehensive earnings (losses)                      4,021         (10,176)             (929)
        Accumulated other comprehensive losses                    (4,728)            ---               ---
                                                                --------         -------           -------
                                                                $589,637         551,406           474,699
                                                                ========         =======           =======

        The provision for income taxes consists of the following:

                                                                 Current         Deferred           Total
                                                                 -------         --------           -----
                                                                        (Amounts are in thousands)
        2006
        ----
        Federal                                                 $560,073         (25,218)          534,855
        State                                                     61,009          (5,520)           55,489
                                                                --------         -------           -------
                                                                $621,082         (30,738)          590,344
                                                                ========         =======           =======
        2005
        ----
        Federal                                                 $518,473         (27,920)          490,553
        State                                                     75,568          (4,539)           71,029
                                                                --------         -------           -------
                                                                $594,041         (32,459)          561,582
                                                                ========         =======           =======
        2004
        ----
        Federal                                                 $400,202          13,899           414,101
        State                                                     62,337            (810)           61,527
                                                                --------         -------           -------
                                                                $462,539          13,089           475,628
                                                                ========         =======           =======

        The actual tax expense for the years ended December 30, 2006, December 31, 2005 and December 25, 2004 differs from the "expected" tax expense for those years (computed by applying the U.S. Federal corporate tax rate of 35% to earnings before income taxes) as follows:

                                                                  2006             2005              2004
                                                                  ----             ----              ----
                                                                        (Amounts are in thousands)
        Computed "expected" tax expense                         $590,644         542,758           453,254
        State income taxes (net of
           Federal income tax benefit)                            36,068          46,169            39,993
        Other, net                                               (36,368)        (27,345)          (17,619)
                                                                --------         -------           -------
                                                                $590,344         561,582           475,628
                                                                ========         =======           =======

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 30, 2006 and December 31, 2005 are as follows:


                                                      2006                2005
                                                      ----                ----

                                                     (Amounts are in thousands)
        Deferred tax assets:
           Self-insurance reserves                 $127,596              124,829
           Retirement plan contributions             37,851               35,672
           Postretirement benefit cost               31,582               26,267
           Reserves not currently deductible         14,201               18,395
           Advance purchase allowances               11,456                7,866
           Inventory capitalization                   9,685                6,748
           Other                                     10,503               15,550
                                                   --------              -------
              Total deferred tax assets            $242,874              235,327
                                                   ========              =======

        Deferred tax liabilities:
           Property, plant and equipment,
              principally due to depreciation      $396,726              425,971
           Other                                     13,207                7,860
                                                   --------              -------
              Total deferred tax liabilities       $409,933              433,831
                                                   ========              =======

        The Company expects the results of future operations and the reversal of deferred tax liabilities to generate sufficient taxable income to allow utilization of deferred tax assets; therefore, no valuation allowance has been recorded as of December 30, 2006 or December 31, 2005.

(8)     Commitments and Contingencies

        (a)     Operating Leases
                The Company conducts a major portion of its retail operations from leased premises. Initial terms of the leases are typically 20 years, followed by renewal options at five year intervals and may include rent escalation clauses. Minimum rentals represent fixed lease obligations, including insurance and maintenance, to the extent they are fixed in the lease. Contingent rentals represent payment of variable lease obligations, including real estate taxes, insurance, maintenance and, for certain premises, additional rentals based on a percentage of sales in excess of stipulated minimums. The payment of variable real estate taxes, insurance and maintenance is generally based on the Company's prorata share of total shopping center square footage. The Company recognizes rent expense for operating leases with rent escalation clauses on a straight-line basis over the applicable lease term. Additionally, the Company has operating leases for certain transportation and other equipment.

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

                Total rental expense for the years ended December 30, 2006, December 31, 2005 and December 25, 2004, is as follows:

                                                 2006        2005        2004
                                                 ----        ----        ----
                                                  (Amounts are in thousands)

                   Minimum rentals            $336,932     350,654     302,055
                   Contingent rentals          111,624     100,849      87,022
                   Sublease rental income       (8,978)     (9,245)     (8,461)
                                              --------     -------     -------
                                              $439,578     442,258     380,616
                                              ========     =======     =======

                As of December 30, 2006, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:

                                     Minimum           Sublease
                                      Rental            Rental
                   Year            Commitments          Income           Net
                   ----            -----------          ------           ---
                                    (Amounts are in thousands)

                   2007            $  352,082           (8,479)         343,603
                   2008               344,605           (5,215)         339,390
                   2009               332,972           (4,238)         328,734
                   2010               321,280           (3,467)         317,813
                   2011               304,703           (2,006)         302,697
                   Thereafter       2,467,518           (5,305)       2,462,213
                                   ----------          -------        ---------
                                   $4,123,160          (28,710)       4,094,450
                                   ==========          =======        =========

                The Company also owns shopping centers which are leased to tenants for minimum monthly rentals plus, in certain instances, contingent rentals. Minimum rentals represent fixed lease commitments, including insurance and maintenance. Contingent rentals include variable real estate taxes, insurance, maintenance and, in certain instances, additional rentals based on a percentage of sales in excess of stipulated minimums. Total rental amounts included in trade receivables were $1,255,000 and $1,429,000 as of December 30, 2006 and December 31, 2005,
                respectively. Rental income was $21,565,000, $19,815,000 and $19,191,000 for the years ended December 30, 2006, December 31, 2005 and December 25, 2004, respectively. The approximate amounts of minimum future rental payments to be received under noncancelable operating leases are $15,669,000, $13,279,000, $10,482,000, $7,511,000 and $5,303,000 for the years 2007 through 2011, respectively, and $28,614,000 thereafter.

        (b)     Letters of Credit
                As of December 30, 2006, the Company had $8,657,000 outstanding in trade letters of credit and $1,749,000 in standby letters of credit to support certain purchase obligations. In addition, the Company had $184,200,000 in standby letters of credit outstanding for the benefit of the Company's insurance carriers related to self-insurance reserves.

                           PUBLIX SUPER MARKETS, INC.

                   Notes to Consolidated Financial Statements

        (c)     Litigation
                The Company is a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(9)     Quarterly Information (unaudited)

        Following is a summary of the quarterly results of operations for the years ended December 30, 2006 and December 31, 2005. All quarters have 13 weeks except the fourth quarter of 2005, which has 14 weeks.

                                                                       Quarter
                                        ------------------------------------------------------------------
                                           First             Second              Third            Fourth
                                           -----             ------              -----            ------
                                                (Amounts are in thousands, except per share amounts)
        2006
        ----
        Revenues                        $5,551,078          5,382,654          5,286,681         5,599,312
        Costs and expenses              $5,133,561          5,002,891          4,949,174         5,186,117
        Net earnings                    $  288,407            264,005            252,867           291,930
        Basic and diluted
           earnings per common
           share, based on
           weighted average
           shares outstanding           $     0.34               0.31               0.30              0.35

        2005
        ----
        Revenues                        $5,180,473          4,850,927          4,934,116         5,779,295
        Costs and expenses              $4,792,466          4,502,433          4,647,649         5,348,534
        Net earnings                    $  259,106            234,904            200,270           294,876
        Basic and diluted
           earnings per common
           share, based on
           weighted average
           shares outstanding           $     0.30               0.27               0.23              0.35


                                                                                                       Schedule II
                                                                                                       -----------
                           PUBLIX SUPER MARKETS, INC.
                        Valuation and Qualifying Accounts
                Years ended December 30, 2006, December 31, 2005
                              and December 25, 2004
                           (Amounts are in thousands)


                                               Balance at       Additions            Deductions        Balance at
                                               Beginning        Charged to              From             End of
          Description                           of Year           Income              Reserves            Year
          -----------                           -------           ------              --------            ----
Year ended December 30, 2006

Reserves not deducted from assets:
    Self-insurance reserves:
       Current                                  $119,339          197,973             205,135            112,177
       Noncurrent                                242,449            8,611                 ---            251,060
                                                --------          -------             -------            -------
                                                $361,788          206,584             205,135            363,237
                                                ========          =======             =======            =======

Year ended December 31, 2005

Reserves not deducted from assets:
    Self-insurance reserves:
       Current                                  $115,010          204,806             200,477            119,339
       Noncurrent                                240,821            1,628                 ---            242,449
                                                --------          -------             -------            -------
                                                $355,831          206,434             200,477            361,788
                                                ========          =======             =======            =======

Year ended December 25, 2004

Reserves not deducted from assets:
    Self-insurance reserves:
       Current                                  $123,462          177,417             185,869            115,010
       Noncurrent                                202,737           38,084                 ---            240,821
                                                --------          -------             -------            -------
                                                $326,199          215,501             185,869            355,831
                                                ========          =======             =======            =======

                                       49

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

        As of the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 30, 2006, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 9B.   Other Information

        None

                                    PART III

Item 10.   Directors, Executive Officers and Corporate Governance

        Certain information concerning the directors and executive officers of the Company is incorporated by reference to pages 2 through 9 of the Proxy Statement of the Company (2007 Proxy Statement) which the Company intends to file no later than 120 days after its fiscal year end. Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of the Company."

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

Item 11.   Executive Compensation

        Information regarding executive compensation is incorporated by reference to pages 10 through 15 of the 2007 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership is incorporated by reference to pages 7 through 9 of the 2007 Proxy Statement.

Item 13.   Certain Relationships, Related Transactions and Director
           Independence

        Information regarding certain relationships and related transactions is incorporated by reference to pages 3 and 9 of the 2007 Proxy Statement.

Item 14.   Principal Accounting Fees and Services

        Information regarding principal accounting fees and services is incorporated by reference to page 17 of the 2007 Proxy Statement.

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)     Consolidated Financial Statements and Schedule

        The consolidated financial statements and schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this Annual Report on Form 10-K.

(b)     Exhibits

        3.1(a) Composite of the Restated Articles of Incorporation of the Company dated June 25, 1979 as amended by (i) Articles of Amendment dated February 22, 1984, (ii) Articles of Amendment dated June 24, 1992, (iii) Articles of Amendment dated June 4, 1993, and (iv) Articles of Amendment dated April 18, 2006 are incorporated by reference to the exhibits to the Quarterly Report of the Company on Form 10-Q for the quarter ended
                  April 1, 2006.

        3.1(b) Articles of Amendment of the Restated Articles of Incorporation of the Company dated April 18, 2006 are incorporated by reference to the exhibits to the Quarterly Report of the Company on Form 10-Q for the quarter ended April 1, 2006.

        3.2 Amended and Restated By-laws of the Company are incorporated by reference to the exhibits to the Quarterly Report of the Company on Form 10-Q for the quarter ended June 29, 2002.

        10. Indemnification Agreement is incorporated by reference to the form attached as an exhibit to the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2001, between the Company and all of its directors and officers as reported in the quarterly, annual and current reports of the Company on Form 10-Q, Form 10-K and Form 8-K for the periods ended March 31, 2001, June 30, 2001, September 29, 2001,
                  June 29, 2002, December 28, 2002, September 27, 2003,
                  December 27, 2003, March 27, 2004, May 18, 2005, July 1, 2005
                  and January 30, 2006.

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

                                          PUBLIX SUPER MARKETS, INC.

February 28, 2007                  By:    /s/ John A. Attaway, Jr.
                                          --------------------------------------
                                          John A. Attaway, Jr.
                                          Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Carol Jenkins Barnett      Director                        February 28, 2007
----------------------------
Carol Jenkins Barnett


/s/ Hoyt R. Barnett            Vice Chairman and Director      February 28, 2007
----------------------------
Hoyt R. Barnett


/s/ Joan G. Buccino            Director                        February 28, 2007
----------------------------
Joan G. Buccino


/s/ William E. Crenshaw        President and Director          February 28, 2007
----------------------------
William E. Crenshaw


/s/ Sherrill W. Hudson         Director                        February 28, 2007
----------------------------
Sherrill W. Hudson


/s/ Charles H. Jenkins, Jr.    Chief Executive Officer         February 28, 2007
---------------------------    and Director (Principal
Charles H. Jenkins, Jr.        Executive Officer)


/s/ Howard M. Jenkins          Chairman of the Board           February 28, 2007
----------------------------   and Director
Howard M. Jenkins


/s/ E. Vane McClurg            Director                        February 28, 2007
----------------------------
E. Vane McClurg


/s/ Kelly E. Norton            Director                        February 28, 2007
----------------------------
Kelly E. Norton


/s/ Maria A. Sastre            Director                        February 28, 2007
----------------------------
Maria A. Sastre


/s/ David P. Phillips          Chief Financial Officer         February 28, 2007
----------------------------   and Treasurer (Principal
David P. Phillips              Financial and Accounting Officer)