Form 10-Q
period 2007-03-31
PUBLIX SUPER MARKETS INC
filed 2007-05-10
CIK 81061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2007

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

Large accelerated filer X      Accelerated filer       Non-accelerated filer
                       ---                      ---                          ---


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No X
   ---       ---

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of April 27, 2007 was 846,290,000.


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                           PUBLIX SUPER MARKETS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts are in thousands, except par value)

                                     ASSETS
                                                                       March 31, 2007               December 30, 2006
                                                                       --------------               -----------------
                                                                                        (Unaudited)
Current assets:
    Cash and cash equivalents                                            $  579,519                       223,571
    Short-term investments                                                  147,309                       126,221
    Trade receivables                                                       365,918                       363,020
    Merchandise inventories                                               1,111,585                     1,151,907
    Deferred tax assets                                                      52,411                        58,513
    Prepaid expenses                                                         55,530                        42,784
                                                                         ----------                    ----------

         Total current assets                                             2,312,272                     1,966,016
                                                                         ----------                    ----------

Long-term investments                                                     2,429,450                     2,271,810
Other noncurrent assets                                                      58,349                        55,938

Property, plant and equipment                                             5,977,716                     5,872,787
    Accumulated depreciation                                             (2,845,147)                   (2,773,465)
                                                                         ----------                    ----------

         Net property, plant and equipment                                3,132,569                     3,099,322
                                                                         ----------                    ----------

                                                                         $7,932,640                     7,393,086
                                                                         ==========                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                     $1,057,370                       934,446
    Accrued contribution to retirement plans                                168,448                       359,753
    Accrued self-insurance reserves                                         115,263                       112,177
    Accrued salaries and wages                                              123,998                        98,293
    Federal and state income taxes                                          184,744                        33,239
    Dividend payable                                                        338,471                           ---
    Other                                                                   200,417                       216,889
                                                                         ----------                    ----------

         Total current liabilities                                        2,188,711                     1,754,797
                                                                         ----------                    ----------

Deferred tax liabilities                                                    210,707                       225,572
Self-insurance reserves                                                     254,423                       251,060
Accrued postretirement benefit cost                                          79,638                        78,894
Other noncurrent liabilities                                                115,401                       107,898

Stockholders' equity:
    Common stock of $1 par value.  Authorized
       1,000,000 shares; issued 850,619
       shares at March 31, 2007 and 839,715
       shares at December 30, 2006                                          850,619                       839,715
    Additional paid-in capital                                              740,405                       533,559
    Retained earnings                                                     3,595,477                     3,616,368
                                                                         ----------                    ----------
                                                                          5,186,501                     4,989,642
    Treasury stock at cost,
       4,628 shares at March 31, 2007                                       (92,099)                          ---
    Accumulated other comprehensive losses                                  (10,642)                      (14,777)
                                                                         ----------                    -----------

         Total stockholders' equity                                       5,083,760                     4,974,865
                                                                         ----------                    ----------

                                                                         $7,932,640                     7,393,086
                                                                         ==========                    ==========

See accompanying notes to condensed consolidated financial statements.

                           PUBLIX SUPER MARKETS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (Amounts are in thousands, except per share amounts)

                                                                                    Three Months Ended

                                                                       March 31, 2007                 April 1, 2006
                                                                       --------------                 -------------
                                                                                        (Unaudited)
Revenues:
    Sales                                                                $5,878,164                     5,510,290
    Other operating income                                                   43,593                        40,788
                                                                         ----------                     ---------

         Total revenues                                                   5,921,757                     5,551,078
                                                                         ----------                     ---------
Costs and expenses:
    Cost of merchandise sold                                              4,287,763                     4,010,907
    Operating and administrative expenses                                 1,190,557                     1,121,741
                                                                         ----------                     ---------
         Total costs and expenses                                         5,478,320                     5,132,648
                                                                         ----------                     ---------

         Operating profit                                                   443,437                       418,430

Investment income, net                                                       36,538                        26,422
Other income, net                                                             4,734                         4,660
                                                                         ----------                     ---------

Earnings before income tax expense                                          484,709                       449,512
Income tax expense                                                          167,128                       161,105
                                                                         ----------                     ---------

Net earnings                                                             $  317,581                       288,407
                                                                         ==========                     =========

Weighted average number of common
    shares outstanding                                                      841,981                       849,674
                                                                         ==========                     =========

Basic and diluted earnings per common
    share based on weighted average
    shares outstanding                                                   $     0.38                          0.34
                                                                         ==========                     =========
Cash dividends declared per common share                                 $     0.40                          0.20
                                                                         ==========                     =========

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                           (Amounts are in thousands)

                                                                                    Three Months Ended

                                                                       March 31, 2007                 April 1, 2006
                                                                       --------------                 -------------
                                                                                        (Unaudited)
Net earnings                                                             $  317,581                       288,407

Other comprehensive earnings (losses):
Unrealized gain (loss) on investment
    securities available-for-sale,
    net of tax effect of $3,145 and
    ($3,258) in 2007 and 2006, respectively                                   4,993                        (5,187)

Reclassification adjustment for net
    realized gain on investment
    securities available-for-sale, net
    of tax effect of ($540) and ($146)
    in 2007 and 2006, respectively                                             (858)                         (233)
                                                                         ----------                     ---------

Comprehensive earnings                                                   $  321,716                       282,987
                                                                         ==========                     =========



See accompanying notes to condensed consolidated financial statements.


                           PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts are in thousands)

                                                                                    Three Months Ended

                                                                       March 31, 2007                 April 1, 2006
                                                                       --------------                 -------------
                                                                                        (Unaudited)
Cash flows from operating activities:
    Cash received from customers                                         $5,882,941                     5,546,254
    Cash paid to employees and suppliers                                 (5,144,032)                   (4,827,739)
    Income taxes paid                                                       (26,979)                     (124,188)
    Payment for self-insured claims                                         (50,582)                      (44,520)
    Dividends and interest received                                          33,816                        25,974
    Other operating cash receipts                                            40,716                        37,627
    Other operating cash payments                                            (1,881)                         (917)
                                                                         ----------                    ----------

         Net cash provided by operating activities                          733,999                       612,491
                                                                         ----------                    ----------

Cash flows from investing activities:
    Payment for property, plant and equipment                              (144,398)                      (96,556)
    Proceeds from sale of property, plant
       and equipment                                                          1,484                         7,921
    Proceeds from sale-leasebacks                                               ---                         6,247
    Payment for investment securities -
       available-for-sale (AFS)                                            (318,134)                     (340,812)
    Proceeds from sale and maturity of
       investment securities - AFS                                          223,733                        84,931
    Net (payments to) proceeds from joint
       ventures and other investments                                          (236)                          572
    Other, net                                                               (3,549)                        5,141
                                                                         ----------                    ----------

         Net cash used in investing activities                             (241,100)                     (332,556)
                                                                         ----------                    ----------

Cash flows from financing activities:
    Payment for acquisition of common stock                                (187,151)                     (163,141)
    Proceeds from sale of common stock                                       50,331                        60,857
    Other                                                                      (131)                         (131)
                                                                         ----------                    ----------

         Net cash used in financing activities                             (136,951)                     (102,415)
                                                                         ----------                    ----------

Net increase in cash and cash equivalents                                   355,948                       177,520


Cash and cash equivalents at beginning of period                            223,571                       335,969
                                                                         ----------                    ----------

Cash and cash equivalents at end of period                               $  579,519                       513,489
                                                                         ==========                    ==========

See accompanying notes to condensed consolidated financial statements.                                (Continued)


                           PUBLIX SUPER MARKETS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           (Amounts are in thousands)

                                                                                    Three Months Ended

                                                                       March 31, 2007                 April 1, 2006
                                                                       --------------                 -------------
                                                                                        (Unaudited)

Reconciliation of net earnings to net cash
    provided by operating activities
Net earnings                                                               $317,581                       288,407

Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                                          98,928                        95,657
      Retirement contributions paid or payable
         in common stock                                                     71,138                        83,933
      Deferred income taxes                                                 (11,368)                      (15,137)
      Loss on disposal and impairment
         of property, plant and equipment                                    11,877                         3,293
      Amortization of deferred income from
         sale-leasebacks                                                       (476)                       (2,034)
      Gain on sale of investments                                            (1,398)                         (380)
      Net (accretion) amortization of investments                            (2,561)                        2,477
      Self-insurance reserves in excess of
         current payments                                                     6,449                         1,204
      Postretirement accruals in excess of (less than)
         current payments                                                       807                          (245)
      Decrease in advance purchase allowances                                  (354)                         (538)
      Increase in closed store reserves                                         202                           987
      Other, net                                                              2,181                        (6,440)
      Change in cash from:
         Trade receivables                                                   (2,898)                       27,126
         Merchandise inventories                                             40,322                        59,932
         Prepaid expenses                                                   (12,746)                       (4,350)
         Accounts payable and accrued expenses                               64,810                        26,545
         Federal and state income taxes                                     151,505                        52,054
                                                                           --------                       -------

               Total adjustments                                            416,418                       324,084
                                                                           --------                       -------

Net cash provided by operating activities                                  $733,999                       612,491
                                                                           ========                       =======

See accompanying notes to condensed consolidated financial statements.

                           PUBLIX SUPER MARKETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are necessary for the fair statement of results for the interim period. These condensed consolidated financial statements should be read in conjunction with the fiscal 2006 Form 10-K Annual Report of the Company.

2. Due to the seasonal nature of the Company's business, the results for the three months ended March 31, 2007 are not necessarily indicative of the results for the entire 2007 fiscal year.

3. The preparation of financial statements in conformity with accounting principles generally accepted in the U. S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

5. Certain 2006 amounts have been reclassified to conform with the 2007 presentation.

6. In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48) effective for fiscal years beginning after December 15, 2006.
     FIN 48 clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position when it is more likely than not, based on its technical merits, that the position will be sustained upon examination and the cumulative effect of the change in accounting principle is to be recorded as an adjustment to opening retained earnings. The Company is subject to the provisions of FIN 48 as of December 31, 2006, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company's federal return are the 2002 through 2006 tax years. The Internal Revenue Service is currently auditing tax years 2002 through 2005. The periods subject to examination for the Company's state returns are the 2005 and 2006 tax years. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial condition, results of operations or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. Additionally, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

7. In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurement," (SFAS 157) effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The Company is currently evaluating the effect of adopting SFAS 157.

                           PUBLIX SUPER MARKETS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8. In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)," (SFAS 158). SFAS 158 requires financial statement recognition of the overfunded or underfunded status of a defined benefit postretirement plan or other postretirement plan as an asset or liability and recognition of changes in the funded status in comprehensive earnings in the year in which the changes occur, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires that the measurement date for the calculation of plan assets and obligations coincide with a company's fiscal year end dates, effective for fiscal years ending after December 15, 2008. The adoption of the recognition provision of SFAS 158 did not have a material effect on the Company's financial condition, results of operations or cash flows. The adoption of the measurement provision of SFAS 158 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

9. In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," (SFAS 159) effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The Company does not expect to adopt SFAS 159.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

Overview
--------

        The Company is primarily engaged in the retail food industry, operating stores in Florida, Georgia, South Carolina, Alabama and Tennessee. As of
March 31, 2007, the Company operated 901 supermarkets, five convenience stores, 25 liquor stores and 40 Crispers restaurants.

Liquidity and Capital Resources
-------------------------------

        Cash and cash equivalents, short-term investments and long-term investments totaled $3,156.3 million as of March 31, 2007, as compared with $2,621.6 million as of December 30, 2006.

Net cash provided by operating activities
-----------------------------------------
        Net cash provided by operating activities was $734.0 million for the three months ended March 31, 2007, as compared with $612.5 million for the three months ended April 1, 2006. As a result of Hurricane Wilma that occurred during the fourth quarter of 2005, the Company received an extension on its Federal income tax payment due December 15, 2005 until February 28, 2006. The delay in this tax payment decreased net cash provided by operating activities by approximately $95 million during the three months ended April 1, 2006. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities
-------------------------------------
        Net cash used in investing activities was $241.1 million for the three months ended March 31, 2007, as compared with $332.6 million for the three months ended April 1, 2006. The primary use of net cash in investing activities was funding capital expenditures and purchasing investments. During the three months ended March 31, 2007, capital expenditures totaled $144.4 million. These expenditures were incurred in connection with the opening of nine net new supermarkets (13 new supermarkets opened and four supermarkets closed) and remodeling 20 supermarkets. Net new supermarkets added an additional 0.4 million square feet in the three months ended March 31, 2007, a 1.0% increase. Expenditures were also incurred for new or enhanced information technology hardware and applications and emergency backup generators. During the three months ended April 1, 2006, capital expenditures totaled $96.6 million. These expenditures were primarily incurred in connection with the opening of two new supermarkets (two supermarkets also closed) and remodeling seven supermarkets. Expenditures were also incurred in the expansion of warehouses and new or enhanced information technology hardware and applications.

Capital expenditure projection
------------------------------
        Capital expenditures for the remainder of 2007, primarily consisting of new supermarkets, remodeling certain existing supermarkets, new or enhanced information technology hardware and applications, installation of emergency backup generators and expansion of warehouses, are expected to be approximately $455.6 million. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities
-------------------------------------
        Net cash used in financing activities was $137.0 million for the three months ended March 31, 2007, as compared with $102.4 million for the three months ended April 1, 2006. The primary use of net cash in financing activities was funding net common stock repurchases. The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan, 401(k) Plan, Employee Stock Ownership Plan (ESOP) and Non-Employee Directors Stock Purchase Plan. Net common stock repurchases totaled $136.8 million for the three months ended March 31, 2007, as compared with $102.3 million for the three months ended April 1, 2006. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends
---------
        On March 7, 2007, the Company declared an annual cash dividend on its common stock of $0.40 per share or approximately $338.5 million, payable on June 1, 2007 to stockholders of record as of the close of business April 20, 2007. In 2006, the Company paid an annual cash dividend on its common stock of $0.20 per share or $171.6 million.

Cash requirements
-----------------
        In 2007, the cash requirements for current operations, capital expenditures, common stock repurchases and payment of the annual cash dividend are expected to be financed by internally generated funds or liquid assets. Based on the Company's financial position, it is expected that short-term and long-term borrowings would be readily available to support the Company's liquidity requirements if needed.

Results of Operations
---------------------

Sales
-----
        Sales for the three months ended March 31, 2007 were $5.9 billion as compared with $5.5 billion for the three months ended April 1, 2006, an increase of $367.9 million or a 6.7% increase. The Company estimates that its sales increased approximately $86.9 million or 1.6% from net new supermarkets and approximately $281.0 million or 5.1% in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets).

Gross profit
------------
        Gross profit as a percentage of sales was 27.1% and 27.2% for the three months ended March 31, 2007 and April 1, 2006, respectively. Gross profit for the three months ended March 31, 2007 remained relatively unchanged as a percentage of sales compared to the three months ended April 1, 2006.

Operating and administrative expenses
-------------------------------------
        Operating and administrative expenses as a percentage of sales were 20.3% and 20.4% for the three months ended March 31, 2007 and April 1, 2006, respectively. Operating and administrative expenses for the three months ended March 31, 2007 remained relatively unchanged as a percentage of sales compared to the three months ended April 1, 2006.

Investment income, net
----------------------
        Investment income, net was $36.5 million and $26.4 million for the three months ended March 31, 2007 and April 1, 2006, respectively. The increase in investment income, net was primarily due to higher investment balances as well as higher interest rates during the three months ended March 31, 2007.

Income taxes
------------
        The effective income tax rates were 34.5% and 35.8% for the three months ended March 31, 2007 and April 1, 2006, respectively. The decrease in the effective income tax rates is driven by increases in tax exempt income, dividends paid to ESOP participants and deductions for manufacturing production costs.

Net earnings
------------
        Net earnings were $317.6 million or $0.38 per share and $288.4 million or $0.34 per share for the three months ended March 31, 2007 and April 1, 2006, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

        The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company's Form 10-K for the year ended December 30, 2006.

Item 4.  Controls and Procedures
--------------------------------

        As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

                           PUBLIX SUPER MARKETS, INC.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

        As reported in the Company's Form 10-K for the year ended December 30, 2006, the Company is a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 1A. Risk Factors
---------------------

        There have been no material changes in the risk factors from those disclosed in the Company's Form 10-K for the year ended December 30, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

                      Issuer Purchases of Equity Securities

      Shares of common stock repurchased by the Company during the three months ended March 31, 2007 were as follows:

                                                                            Total
                                                                          Number of               Approximate
                                                                           Shares                Dollar Value
                                                                        Purchased as               of Shares
                                    Total               Average       Part of Publicly          that May Yet Be
                                  Number of              Price            Announced             Purchased Under
                                   Shares              Paid per           Plans or               the Plans or
Period                            Purchased              Share           Programs(1)              Programs(1)
------                            ---------              -----           -----------              -----------
December 31, 2006
    through
February 3, 2007                  1,589,959             $19.60               N/A                      N/A

February 4, 2007
    through
March 3, 2007                     1,456,349              19.67               N/A                      N/A

March 4, 2007
    through
March 31, 2007                    6,399,318              19.90               N/A                      N/A
                                  ---------             ------

        Total                     9,445,626             $19.81               N/A                      N/A
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

              The Company's common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended March 31, 2007 required to be disclosed in the last two columns of the table.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

        Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

        The Annual Meeting of Stockholders of the Company was held on April 17, 2007, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to management's solicitation. All nominees for director listed below were elected. The term of office of the directors will be until the next annual meeting or until their successors shall be elected and qualified.

                                          Votes For               Votes Withheld
                                          ---------               --------------
        Carol Jenkins Barnett            658,188,623                  396,117
        Hoyt R. Barnett                  658,168,936                  415,804
        Joan G. Buccino                  657,014,559                1,570,181
        William E. Crenshaw              657,578,396                1,006,344
        Sherrill W. Hudson               657,141,668                1,443,072
        Charles H. Jenkins, Jr.          658,242,033                  342,707
        Howard M. Jenkins                658,210,413                  374,327
        E. Vane McClurg                  657,444,993                1,139,747
        Kelly E. Norton                  657,244,358                1,340,382
        Maria A. Sastre                  656,775,797                1,808,943

Item 5.  Other Information
--------------------------

        Not Applicable.

Item 6.  Exhibits
-----------------

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




                                      PUBLIX SUPER MARKETS, INC.



Date:  May 10, 2007                   /s/ John A. Attaway, Jr.
                                      ------------------------------------------
                                      John A. Attaway, Jr., Secretary



Date:  May 10, 2007                   /s/ David P. Phillips
                                      ------------------------------------------
                                      David P. Phillips, Chief Financial Officer
                                      and Treasurer (Principal Financial and
                                      Accounting Officer)