Form 10-Q
period 2007-06-30
PUBLIX SUPER MARKETS INC
filed 2007-08-09
CIK 81061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2007


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

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of July 27, 2007 was 841,680,000.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                           PUBLIX SUPER MARKETS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts are in thousands, except par value)

                                     ASSETS
                                                                         June 30, 2007               December 30, 2006
                                                                         -------------               -----------------

                                                                                        (Unaudited)
Current assets:
    Cash and cash equivalents                                             $  220,398                       223,571
    Short-term investments                                                   122,120                       126,221
    Trade receivables                                                        344,985                       363,020
    Merchandise inventories                                                1,150,867                     1,151,907
    Deferred tax assets                                                       58,678                        58,513
    Prepaid expenses                                                          23,827                        42,784
                                                                          ----------                    ----------

         Total current assets                                              1,920,875                     1,966,016
                                                                          ----------                    ----------

Long-term investments                                                      2,531,326                     2,271,810
Other noncurrent assets                                                       58,863                        55,938

Property, plant and equipment                                              6,109,089                     5,872,787
    Accumulated depreciation                                              (2,924,904)                   (2,773,465)
                                                                          ----------                    ----------

         Net property, plant and equipment                                 3,184,185                     3,099,322
                                                                          ----------                    ----------

                                                                          $7,695,249                     7,393,086
                                                                          ==========                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $1,024,260                       934,446
    Accrued contribution to retirement plans                                 238,553                       359,753
    Accrued self-insurance reserves                                          116,316                       112,177
    Accrued salaries and wages                                               149,681                        98,293
    Federal and state income taxes                                            46,089                        33,239
    Other                                                                    236,706                       216,889
                                                                          ----------                    ----------

         Total current liabilities                                         1,811,605                     1,754,797
                                                                          ----------                    ----------

Deferred tax liabilities                                                     160,642                       225,572
Self-insurance reserves                                                      241,640                       251,060
Accrued postretirement benefit cost                                           80,424                        78,894
Other noncurrent liabilities                                                 123,563                       107,898

Stockholders' equity:
    Common stock of $1 par value.  Authorized
       1,000,000 shares; issued 850,811
       shares at June 30, 2007 and 839,715
       shares at December 30, 2006                                           850,811                       839,715
    Additional paid-in capital                                               744,239                       533,559
    Retained earnings                                                      3,901,772                     3,616,368
                                                                          ----------                    ----------

                                                                           5,496,822                     4,989,642
    Treasury stock at cost,
       9,536 shares at June 30, 2007                                        (194,801)                          ---
    Accumulated other comprehensive losses                                   (24,646)                      (14,777)
                                                                          ----------                    ----------

         Total stockholders' equity                                        5,277,375                     4,974,865
                                                                          ----------                    ----------

                                                                          $7,695,249                     7,393,086
                                                                          ==========                    ==========

See accompanying notes to condensed consolidated financial statements.

                           PUBLIX SUPER MARKETS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (Amounts are in thousands, except per share amounts)

                                                                                     Three Months Ended

                                                                        June 30, 2007                  July 1, 2006
                                                                        -------------                  ------------
                                                                                        (Unaudited)
Revenues:
    Sales                                                                 $5,654,723                     5,341,527
    Other operating income                                                    44,276                        41,127
                                                                          ----------                     ---------

         Total revenues                                                    5,698,999                     5,382,654
                                                                          ----------                     ---------
Costs and expenses:
    Cost of merchandise sold                                               4,091,191                     3,893,064
    Operating and administrative expenses                                  1,174,402                     1,109,224
                                                                          ----------                     ---------

         Total costs and expenses                                          5,265,593                     5,002,288
                                                                          ----------                     ---------

         Operating profit                                                    433,406                       380,366

Investment income, net                                                        37,115                        27,842
Other income, net                                                              7,219                         6,972
                                                                          ----------                     ---------

Earnings before income tax expense                                           477,740                       415,180
Income tax expense                                                           171,342                       151,175
                                                                          ----------                     ---------

Net earnings                                                              $  306,398                       264,005
                                                                          ==========                     =========

Weighted average number of common
    shares outstanding                                                       844,747                       856,937
                                                                          ==========                     =========

Basic and diluted earnings per common
    share based on weighted average
    shares outstanding                                                    $     0.36                          0.31
                                                                          ==========                     =========

Cash dividends paid per common share                                      $     0.40                          0.20
                                                                          ==========                     =========


           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                           (Amounts are in thousands)
                                                                                     Three Months Ended

                                                                        June 30, 2007                  July 1, 2006
                                                                        -------------                  ------------
                                                                                         (Unaudited)

Net earnings                                                              $  306,398                       264,005

Other comprehensive losses:
Unrealized loss on investment securities
    available-for-sale (AFS), net of tax
    effect of ($7,981) and ($13,444)
    in 2007 and 2006, respectively                                           (12,674)                      (21,408)

Reclassification adjustment for net realized
    (gain) loss on investment securities AFS,
    net of tax effect of ($837) and $239 in 2007
    and 2006, respectively                                                    (1,330)                          381
                                                                          ----------                     ---------

Comprehensive earnings                                                    $  292,394                       242,978
                                                                          ==========                     =========

See accompanying notes to condensed consolidated financial statements.

                           PUBLIX SUPER MARKETS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (Amounts are in thousands, except per share amounts)

                                                                                      Six Months Ended

                                                                        June 30, 2007                  July 1, 2006
                                                                        -------------                  ------------
                                                                                         (Unaudited)
Revenues:
    Sales                                                                $11,532,887                    10,851,817
    Other operating income                                                    87,869                        81,915
                                                                         -----------                    ----------

         Total revenues                                                   11,620,756                    10,933,732
                                                                         -----------                    ----------
Costs and expenses:
    Cost of merchandise sold                                               8,378,953                     7,903,971
    Operating and administrative expenses                                  2,364,960                     2,230,965
                                                                         -----------                    ----------

         Total costs and expenses                                         10,743,913                    10,134,936
                                                                         -----------                    ----------

         Operating profit                                                    876,843                       798,796

Investment income, net                                                        73,653                        54,264
Other income, net                                                             11,953                        11,632
                                                                         -----------                    ----------

Earnings before income tax expense                                           962,449                       864,692
Income tax expense                                                           338,470                       312,280
                                                                         -----------                    ----------

Net earnings                                                             $   623,979                       552,412
                                                                         ===========                    ==========

Weighted average number of common
    shares outstanding                                                       843,329                       853,306
                                                                         ===========                    ==========
Basic and diluted earnings per common
    share based on weighted average
    shares outstanding                                                   $      0.74                          0.65
                                                                         ===========                    ==========

Cash dividends paid per common share                                     $      0.40                          0.20
                                                                         ===========                    ==========


           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                           (Amounts are in thousands)
                                                                                      Six Months Ended

                                                                        June 30, 2007                  July 1, 2006
                                                                        -------------                  ------------
                                                                                         (Unaudited)

Net earnings                                                             $   623,979                       552,412

Other comprehensive losses:
Unrealized loss on investment securities
    AFS, net of tax effect of ($4,836) and
    ($16,702) in 2007 and 2006, respectively                                  (7,682)                      (26,594)

Reclassification adjustment for net realized
    (gain) loss on investment securities AFS,
    net of tax effect of ($1,378) and $93 in
    2007 and 2006, respectively                                               (2,187)                          147
                                                                         -----------                    ----------

Comprehensive earnings                                                   $   614,110                       525,965
                                                                         ===========                    ==========

See accompanying notes to condensed consolidated financial statements.


                           PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts are in thousands)

                                                                                       Six Months Ended

                                                                        June 30, 2007                   July 1, 2006
                                                                        -------------                   ------------
                                                                                         (Unaudited)
Cash flows from operating activities:
    Cash received from customers                                         $11,568,732                    10,899,969
    Cash paid to employees and suppliers                                 (10,178,885)                   (9,537,394)
    Income taxes paid                                                       (384,483)                     (471,740)
    Payment for self-insured claims                                         (108,232)                      (97,461)
    Dividends and interest received                                           66,618                        56,096
    Other operating cash receipts                                             82,150                        75,600
    Other operating cash payments                                             (5,721)                       (3,800)
                                                                         -----------                    ----------

         Net cash provided by operating activities                         1,040,179                       921,270
                                                                         -----------                    ----------

Cash flows from investing activities:
    Payment for property, plant and equipment                               (297,529)                     (223,814)
    Proceeds from sale of property, plant
       and equipment                                                           1,858                         8,632
    Proceeds from sale-leasebacks                                                ---                         6,247
    Payment for investment securities - AFS                                 (572,485)                     (559,669)
    Proceeds from sale and maturity of
       investment securities - AFS                                           391,546                       234,610
    Net proceeds from (payments to) joint
       ventures and other investments                                         12,661                        (5,086)
    Other, net                                                                (5,223)                        4,414
                                                                         -----------                    ----------

         Net cash used in investing activities                              (469,172)                     (534,666)
                                                                         -----------                    ----------

Cash flows from financing activities:
    Payment for acquisition of common stock                                 (329,201)                     (282,717)
    Proceeds from sale of common stock                                        93,727                       117,225
    Dividends paid                                                          (338,575)                     (171,645)
    Other                                                                       (131)                         (131)
                                                                         -----------                    ----------

         Net cash used in financing activities                              (574,180)                     (337,268)
                                                                         -----------                    ----------

Net (decrease) increase in cash and cash equivalents                          (3,173)                       49,336


Cash and cash equivalents at beginning of period                             223,571                       335,969
                                                                         -----------                    ----------

Cash and cash equivalents at end of period                               $   220,398                       385,305
                                                                         ===========                    ==========

See accompanying notes to condensed consolidated financial statements.                                 (Continued)

                           PUBLIX SUPER MARKETS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           (Amounts are in thousands)

                                                                                       Six Months Ended

                                                                        June 30, 2007                   July 1, 2006
                                                                        -------------                   ------------
                                                                                         (Unaudited)

Reconciliation of net earnings to net cash
  provided by operating activities
Net earnings                                                              $  623,979                       552,412

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
      Depreciation and amortization                                          198,241                       193,159
      Retirement contributions paid or payable
         in common stock                                                     141,243                       141,350
      Deferred income taxes                                                  (58,881)                      (21,169)
      Loss on disposal and impairment
         of property, plant and equipment                                     14,865                         6,116
      Amortization of deferred income from
         sale-leasebacks                                                        (951)                       (2,510)
      (Gain) loss on sale of investments                                      (3,565)                          240
      Net (accretion) amortization of investments                             (5,195)                        5,108
      Self-insurance reserves (less than) in excess of
         current payments                                                     (5,281)                        5,709
      Postretirement accruals in excess of
         current payments                                                      1,655                           525
      Decrease in advance purchase allowances                                 (2,961)                         (717)
      Decrease in closed store reserves                                       (1,567)                       (3,802)
      Other, net                                                               3,897                        (6,686)
      Change in cash from:
         Trade receivables                                                    18,035                        28,538
         Merchandise inventories                                               1,040                        61,812
         Prepaid expenses                                                     18,957                        21,308
         Accounts payable and accrued expenses                                83,818                        79,078
         Federal and state income taxes                                       12,850                      (139,201)
                                                                          ----------                      --------

               Total adjustments                                             416,200                       368,858
                                                                          ----------                      --------

Net cash provided by operating activities                                 $1,040,179                       921,270
                                                                          ==========                      ========


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

2. Due to the seasonal nature of the Company's business, the results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results for the entire 2007 fiscal year.

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

4. Certain 2006 amounts have been reclassified to conform with the 2007 presentation.

5. In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48) effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position when it is more likely than not, based on its technical merits, that the position will be sustained upon examination and the cumulative effect of the change in accounting principle is to be recorded as an adjustment to opening retained earnings. The Company is subject to the provisions of FIN 48 as of December 31, 2006, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The only periods subject to examination for the Company's federal return are the 2002 through 2006 tax years. The Internal Revenue Service is currently auditing tax years 2002 through 2005. The periods subject to examination for the Company's state returns are the 2005 and 2006 tax years. The Company believes that the outcome of any examination will not have a material effect on its financial condition, results of operations or cash flows. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2007, the Company has an immaterial accrual for income tax related interest expense.

6. In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurement," (SFAS 157) effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The Company is currently evaluating the effect of adopting SFAS 157.

                           PUBLIX SUPER MARKETS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7. In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158). SFAS 158 requires financial statement recognition of the overfunded or underfunded status of a defined benefit postretirement plan or other postretirement plan as an asset or liability and recognition of changes in the funded status in comprehensive earnings in the year in which the changes occur, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires that the measurement date for the calculation of plan assets and obligations coincide with a company's fiscal year end dates, effective for fiscal years ending after December 15, 2008. The adoption of the recognition provision of SFAS 158 did not have a material effect on the Company's financial condition, results of operations or cash flows. The adoption of the measurement provision of SFAS 158 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Overview
--------

        The Company is primarily engaged in the retail food industry, operating stores in Florida, Georgia, South Carolina, Alabama and Tennessee. As of
June 30, 2007, the Company operated 906 supermarkets, five convenience stores, 28 liquor stores and 42 Crispers restaurants.

Liquidity and Capital Resources
-------------------------------

        Cash and cash equivalents, short-term investments and long-term investments totaled $2,873.8 million as of June 30, 2007 as compared with $2,621.6 million as of December 30, 2006.

Net cash provided by operating activities
-----------------------------------------
        Net cash provided by operating activities was $1,040.2 million for the six months ended June 30, 2007 as compared with $921.3 million for the six months ended July 1, 2006. As a result of Hurricane Wilma that occurred during the fourth quarter of 2005, the Company received an extension on its Federal income tax payment due December 15, 2005 until February 28, 2006. The delay in this tax payment decreased net cash provided by operating activities by approximately $95 million during the six months ended July 1, 2006. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities
-------------------------------------
        Net cash used in investing activities was $469.2 million for the six months ended June 30, 2007 as compared with $534.7 million for the six months ended July 1, 2006. The primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. During the six months ended June 30, 2007, capital expenditures totaled $297.5 million. These expenditures were incurred in connection with the opening of 14 net new supermarkets (21 new supermarkets opened and seven supermarkets closed) and remodeling 37 supermarkets. Net new supermarkets added an additional 0.6 million square feet in the six months ended June 30, 2007, a 1.6% increase. Expenditures were also incurred for new or enhanced information technology hardware and applications and emergency backup generators. For the same period, the payment for investment securities - AFS, net of the proceeds from the sale and maturity of such securities, was $180.9 million.

        During the six months ended July 1, 2006, capital expenditures totaled $223.8 million. These expenditures were incurred in connection with the opening of seven net new supermarkets (13 new supermarkets opened and six supermarkets closed) and remodeling 15 supermarkets. Net new supermarkets added an additional
0.3 million square feet in the six months ended July 1, 2006, a 0.8% increase. Expenditures were also incurred for new or enhanced information technology hardware and applications. For the same period, the payment for investment securities - AFS, net of the proceeds from the sale and maturity of such securities, was $325.1 million.

Capital expenditure projection
------------------------------
        Capital expenditures for the remainder of 2007, primarily consisting of new supermarkets, remodeling certain existing supermarkets, new or enhanced information technology hardware and applications, installation of emergency backup generators and expansion of warehouses, are expected to be approximately $302.5 million. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities
-------------------------------------
        Net cash used in financing activities was $574.2 million for the six months ended June 30, 2007 as compared with $337.3 million for the six months ended July 1, 2006. The primary use of net cash in financing activities was funding net common stock repurchases and payment of the annual cash dividend. The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan (ESPP), 401(k) Plan, Employee Stock Ownership Plan (ESOP) and Non-Employee Directors Stock Purchase Plan (Directors Plan). Net common stock repurchases totaled $235.5 million for the six months ended June 30, 2007 as compared with $165.5 million for the six months ended July 1, 2006. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends
---------
        The Company paid an annual cash dividend on its common stock of $0.40 per share or $338.6 million on June 1, 2007 to stockholders of record as of the close of business April 20, 2007. In 2006, the Company paid an annual cash dividend on its common stock of $0.20 per share or $171.6 million.

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

Results of Operations
---------------------

Sales
-----
        Sales for the three months ended June 30, 2007 were $5.7 billion as compared with $5.3 billion for the three months ended July 1, 2006, an increase of $313.2 million or a 5.9% increase. The Company estimates that its sales increased $99.5 million or 1.9% from net new supermarkets and $213.7 million or 4.0% in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets).

        Sales for the six months ended June 30, 2007 were $11.5 billion as compared with $10.9 billion for the six months ended July 1, 2006, an increase of $681.1 million or a 6.3% increase. The Company estimates that its sales increased $181.9 million or 1.7% from net new supermarkets and $499.2 million or 4.6% in comparable store sales.

Gross profit
------------
        Gross profit as a percentage of sales was 27.7% and 27.1% for the three months ended June 30, 2007 and July 1, 2006, respectively. These gross profit percentages were 27.3% and 27.2% for the six months ended June 30, 2007 and July 1, 2006, respectively. The increase in gross profit as a percentage of sales for the three months ended June 30, 2007 was primarily due to improvements in buying and merchandising practices. Gross profit for the six months ended June 30, 2007 remained relatively unchanged as a percentage of sales compared to the six months ended July 1, 2006.

Operating and administrative expenses
-------------------------------------
        Operating and administrative expenses as a percentage of sales were 20.8% for the three months ended June 30, 2007 and July 1, 2006. The operating and administrative expenses as a percentage of sales were 20.5% and 20.6% for the six months ended June 30, 2007 and July 1, 2006, respectively. Operating and administrative expenses for the three months and six months ended June 30, 2007 remained relatively unchanged as a percentage of sales compared to the three months and six months ended July 1, 2006.

Investment income, net
----------------------
        Investment income, net was $37.1 million and $27.8 million for the three months ended June 30, 2007 and July 1, 2006, respectively. Investment income, net was $73.7 million and $54.3 million for the six months ended June 30, 2007 and July 1, 2006, respectively. The increase in investment income, net was primarily due to higher investment balances as well as higher interest rates during the three and six months ended June 30, 2007.

Income taxes
------------
        The effective income tax rates were 35.9% and 36.4% for the three months ended June 30, 2007 and July 1, 2006, respectively. The effective income tax rates were 35.2% and 36.1% for the six months ended June 30, 2007 and July 1, 2006, respectively. The decrease in the effective income tax rates is driven by increases in tax exempt income, dividends paid to ESOP participants and deductions for manufacturing production costs.

Net earnings
------------
        Net earnings were $306.4 million or $0.36 per share and $264.0 million or $0.31 per share for the three months ended June 30, 2007 and July 1, 2006, respectively. Net earnings were $624.0 million or $0.74 per share and $552.4 million or $0.65 per share for the six months ended June 30, 2007 and July 1, 2006, respectively.

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

Item 4.  Controls and Procedures
--------------------------------

        As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A.  Risk Factors
----------------------

        There have been no material changes in the risk factors from those disclosed in the Company's Form 10-K for the year ended December 30, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

                      Issuer Purchases of Equity Securities

        Shares of common stock repurchased by the Company during the three months ended June 30, 2007 were as follows (amounts are in thousands, except per share amounts):

                                                               Total
                                                             Number of          Approximate
                                                               Shares          Dollar Value
                                                            Purchased as         of Shares
                        Total            Average         Part of Publicly     that May Yet Be
                      Number of           Price              Announced        Purchased Under
                        Shares           Paid per             Plans or         the Plans or
Period                Purchased           Share             Programs(1)         Programs(1)
------                ---------           -----             -----------         -----------

April 1, 2007
  through
May 5, 2007             1,605            $20.52                 N/A                N/A

May 6, 2007
  through
June 2, 2007            2,512             20.90                 N/A                N/A

June 3, 2007
  through
June 30, 2007           2,710             20.90                 N/A                N/A
                        -----            ------

        Total           6,827            $20.81                 N/A                N/A
                        =====            ======

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

           The Company's common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended June 30, 2007 required to be disclosed in the last two columns of the table.

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




                                      PUBLIX SUPER MARKETS, INC.



Date:  August 9, 2007                 /s/ John A. Attaway, Jr.
                                      ------------------------------------------
                                      John A. Attaway, Jr., Secretary



Date:  August 9, 2007                 /s/ David P. Phillips
                                      ------------------------------------------
                                      David P. Phillips, Chief Financial Officer
                                      and Treasurer (Principal Financial and
                                      Accounting Officer)