Form 10-Q
period 2007-09-29
PUBLIX SUPER MARKETS INC
filed 2007-11-08
CIK 81061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 29, 2007


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

The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of October 26, 2007 was 836,568,000.


                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
-------------------------------

                           PUBLIX SUPER MARKETS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts are in thousands, except par value)

                                     ASSETS
                                                                  September 29, 2007            December 30, 2006
                                                                  ------------------            -----------------
                                                                                     (Unaudited)
Current assets:
    Cash and cash equivalents                                         $  263,546                      223,571
    Short-term investments                                               113,703                      126,221
    Trade receivables                                                    360,700                      363,020
    Merchandise inventories                                            1,174,770                    1,151,907
    Deferred tax assets                                                   59,571                       58,513
    Prepaid expenses                                                      22,749                       42,784
                                                                      ----------                   ----------
         Total current assets                                          1,995,039                    1,966,016
                                                                      ----------                   ----------

Long-term investments                                                  2,609,244                    2,271,810
Other noncurrent assets                                                   59,149                       55,938

Property, plant and equipment                                          6,277,206                    5,872,787
    Accumulated depreciation                                          (2,996,069)                  (2,773,465)
                                                                      ----------                   ----------
         Net property, plant and equipment                             3,281,137                    3,099,322
                                                                      ----------                   ----------

                                                                      $7,944,569                    7,393,086
                                                                      ==========                   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $  933,412                      934,446
    Accrued contribution to retirement plans                             295,353                      359,753
    Accrued self-insurance reserves                                      116,385                      112,177
    Accrued salaries and wages                                           168,365                       98,293
    Federal and state income taxes                                        39,560                       33,239
    Other                                                                341,785                      216,889
                                                                      ----------                   ----------
         Total current liabilities                                     1,894,860                    1,754,797
                                                                      ----------                   ----------

Deferred tax liabilities                                                 162,437                      225,572
Self-insurance reserves                                                  238,092                      251,060
Accrued postretirement benefit cost                                       80,783                       78,894
Other noncurrent liabilities                                             119,641                      107,898

Stockholders' equity:
    Common stock of $1 par value.  Authorized
       1,000,000 shares; issued 850,811
       shares at September 29, 2007 and 839,715
       shares at December 30, 2006                                       850,811                      839,715
    Additional paid-in capital                                           744,239                      533,559
    Retained earnings                                                  4,150,767                    3,616,368
                                                                      ----------                   ----------
                                                                       5,745,817                    4,989,642
    Treasury stock at cost,
       13,908 shares at September 29, 2007                              (286,186)                         ---
    Accumulated other comprehensive losses                               (10,875)                     (14,777)
                                                                      ----------                   ----------
         Total stockholders' equity                                    5,448,756                    4,974,865
                                                                      ----------                   ----------

                                                                      $7,944,569                    7,393,086
                                                                      ==========                   ==========

See accompanying notes to condensed consolidated financial statements.


                           PUBLIX SUPER MARKETS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (Amounts are in thousands, except per share amounts)

                                                                                 Three Months Ended

                                                                  September 29, 2007            September 30, 2006
                                                                  ------------------            ------------------
                                                                                     (Unaudited)
Revenues:
    Sales                                                             $5,590,320                    5,247,050
    Other operating income                                                42,609                       39,631
                                                                      ----------                    ---------
         Total revenues                                                5,632,929                    5,286,681
                                                                      ----------                    ---------
Costs and expenses:
    Cost of merchandise sold                                           4,114,781                    3,853,670
    Operating and administrative expenses                              1,176,487                    1,094,958
                                                                      ----------                    ---------
         Total costs and expenses                                      5,291,268                    4,948,628
                                                                      ----------                    ---------
         Operating profit                                                341,661                      338,053

Investment income, net                                                    35,754                       30,019
Other income, net                                                          5,595                        4,586
                                                                      ----------                    ---------
Earnings before income tax expense                                       383,010                      372,658
Income tax expense                                                       134,015                      119,791
                                                                      ----------                    ---------

Net earnings                                                          $  248,995                      252,867
                                                                      ==========                    =========

Weighted average number of common
    shares outstanding                                                   840,704                      849,065
                                                                      ==========                    =========

Basic and diluted earnings per common
    share based on weighted average
    shares outstanding                                                $     0.30                         0.30
                                                                      ==========                    =========

Cash dividends paid per common share                                  $     0.00                         0.00
                                                                      ==========                    =========


           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                           (Amounts are in thousands)
                                                                                 Three Months Ended

                                                                  September 29, 2007            September 30, 2006
                                                                  ------------------            ------------------
                                                                                     (Unaudited)

Net earnings                                                          $  248,995                      252,867

Other comprehensive earnings:
Unrealized gain on investment securities
    available-for-sale (AFS), net of tax
    effect of $9,105 and $11,938
    in 2007 and 2006, respectively                                        14,459                       19,010

Reclassification adjustment for net realized
    gain on investment securities AFS,
    net of tax effect of ($658) and ($132) in
    2007 and 2006, respectively                                           (1,044)                        (211)

Adjustment to other postretirement benefit
    plan obligation, net of tax effect of
    $226 in 2007                                                             356                          ---
                                                                      ----------                    ---------

Comprehensive earnings                                                $  262,766                      271,666
                                                                      ==========                    =========

See accompanying notes to condensed consolidated financial statements.


                           PUBLIX SUPER MARKETS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (Amounts are in thousands, except per share amounts)

                                                                                 Nine Months Ended

                                                                  September 29, 2007            September 30, 2006
                                                                  ------------------            ------------------
                                                                                     (Unaudited)
Revenues:
    Sales                                                            $17,123,207                    16,098,867
    Other operating income                                               130,478                       121,547
                                                                     -----------                    ----------
         Total revenues                                               17,253,685                    16,220,414
                                                                     -----------                    ----------
Costs and expenses:
    Cost of merchandise sold                                          12,493,735                    11,757,641
    Operating and administrative expenses                              3,541,445                     3,325,923
                                                                     -----------                    ----------
         Total costs and expenses                                     16,035,180                    15,083,564
                                                                     -----------                    ----------
         Operating profit                                              1,218,505                     1,136,850

Investment income, net                                                   109,405                        84,283
Other income, net                                                         17,548                        16,218
                                                                     -----------                    ----------
Earnings before income tax expense                                     1,345,458                     1,237,351
Income tax expense                                                       472,484                       432,072
                                                                     -----------                    ----------
Net earnings                                                         $   872,974                       805,279
                                                                     ===========                    ==========

Weighted average number of common
    shares outstanding                                                   842,454                       851,892
                                                                     ===========                    ==========

Basic and diluted earnings per common
    share based on weighted average
    shares outstanding                                               $      1.04                          0.95
                                                                     ===========                    ==========

Cash dividends paid per common share                                 $      0.40                          0.20
                                                                     ===========                    ==========


           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                           (Amounts are in thousands)
                                                                                 Nine Months Ended

                                                                  September 29, 2007            September 30, 2006
                                                                  ------------------            ------------------
                                                                                     (Unaudited)

Net earnings                                                         $   872,974                       805,279

Other comprehensive earnings (losses):
Unrealized gain (loss) on investment securities
    AFS, net of tax effect of $4,268 and
    ($4,763) in 2007 and 2006, respectively                                6,778                        (7,585)

Reclassification adjustment for net realized
    gain on investment securities AFS,
    net of tax effect of ($2,035) and ($40) in
    2007 and 2006, respectively                                           (3,232)                          (63)

Adjustment to other postretirement benefit
    plan obligation, net of tax effect of
    $226 in 2007                                                             356                           ---
                                                                     -----------                    ----------

Comprehensive earnings                                               $   876,876                       797,631
                                                                     ===========                    ==========

See accompanying notes to condensed consolidated financial statements.


                           PUBLIX SUPER MARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts are in thousands)

                                                                                 Nine Months Ended

                                                                  September 29, 2007            September 30, 2006
                                                                  ------------------            ------------------
                                                                                     (Unaudited)
Cash flows from operating activities:
    Cash received from customers                                     $17,151,780                    16,150,923
    Cash paid to employees and suppliers                             (15,234,079)                  (14,282,554)
    Income taxes paid                                                   (532,790)                     (606,029)
    Payment for self-insured claims                                     (169,995)                     (150,146)
    Dividends and interest received                                       92,829                        73,380
    Other operating cash receipts                                        122,000                       112,121
    Other operating cash payments                                         (9,596)                       (7,453)
                                                                     -----------                   -----------

         Net cash provided by operating activities                     1,420,149                     1,290,242
                                                                     -----------                   -----------

Cash flows from investing activities:
    Payment for property, plant and equipment                           (502,260)                     (339,750)
    Proceeds from sale of property, plant
       and equipment                                                       7,011                        10,632
    Proceeds from sale-leasebacks                                            ---                         6,247
    Payment for investment securities - AFS                             (676,210)                     (773,464)
    Proceeds from sale and maturity of
       investment securities - AFS                                       449,446                       306,604
    Net proceeds from (payments to) joint
       ventures and other investments                                     14,134                       (17,963)
    Other, net                                                            (6,730)                        4,137
                                                                     -----------                   -----------

         Net cash used in investing activities                          (714,609)                     (803,557)
                                                                     -----------                   ------------

Cash flows from financing activities:
    Payment for acquisition of common stock                             (490,380)                     (503,213)
    Proceeds from sale of common stock                                   163,521                       185,160
    Dividends paid                                                      (338,575)                     (171,645)
    Other                                                                   (131)                         (131)
                                                                     -----------                   -----------

         Net cash used in financing activities                          (665,565)                     (489,829)
                                                                     -----------                   -----------

Net increase (decrease) in cash and cash equivalents                      39,975                        (3,144)

Cash and cash equivalents at beginning of period                         223,571                       335,969
                                                                     -----------                   -----------

Cash and cash equivalents at end of period                           $   263,546                       332,825
                                                                     ===========                   ===========

See accompanying notes to condensed consolidated financial statements.                                  (Continued)


                           PUBLIX SUPER MARKETS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           (Amounts are in thousands)

                                                                                 Nine Months Ended

                                                                  September 29, 2007            September 30, 2006
                                                                  ------------------            ------------------
                                                                                     (Unaudited)
Reconciliation of net earnings to net cash
    provided by operating activities

Net earnings                                                          $  872,974                      805,279

Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                                      300,760                      289,666
      Retirement contributions paid or payable
         in common stock                                                 198,044                      202,565
      Deferred income taxes                                              (66,652)                     (27,372)
      Loss on disposal and impairment
         of property, plant and equipment                                 16,193                       11,847
      Amortization of deferred income from
         sale-leasebacks                                                  (1,427)                      (2,986)
      Gain on sale of investments                                         (5,267)                        (103)
      Net accretion of investments                                        (7,635)                      (6,526)
      Self-insurance reserves (less than) in excess of
         current payments                                                 (8,760)                       7,144
      Postretirement accruals in excess of
         current payments                                                  2,659                        1,251
      (Decrease) increase in advance purchase allowances                  (3,567)                         742
      Decrease in closed store reserves                                   (2,080)                      (7,315)
      Other, net                                                          (1,566)                      (7,001)
      Change in cash from:
         Trade receivables                                                 2,320                       24,129
         Merchandise inventories                                         (22,863)                      50,646
         Prepaid expenses                                                 20,035                       (7,291)
         Accounts payable and accrued expenses                           120,660                      103,049
      Federal and state income taxes                                       6,321                     (147,482)
                                                                      ----------                    ---------
               Total adjustments                                         547,175                      484,963
                                                                      ----------                    ---------
Net cash provided by operating activities                             $1,420,149                    1,290,242
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

2. Due to the seasonal nature of the Company's business, the results for the three months and nine months ended September 29, 2007 are not necessarily indicative of the results for the entire 2007 fiscal year.

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

5. In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48) effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position when it is more likely than not, based on its technical merits, that the position will be sustained upon examination and the cumulative effect of the change in accounting principle is to be recorded as an adjustment to opening retained earnings. The Company is subject to the provisions of FIN 48 as of December 31, 2006, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The only periods subject to examination for the Company's federal return are the 2002 through 2006 tax years. The Internal Revenue Service is currently auditing tax years 2002 through 2005. The periods subject to examination for the Company's state returns are the 2005 and 2006 tax years. The Company believes that the outcome of any examination will not have a material effect on its financial condition, results of operations or cash flows. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 29, 2007, the Company has an immaterial accrual for income tax related interest expense.

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

                           PUBLIX SUPER MARKETS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7. In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158). SFAS 158 requires financial statement recognition of the overfunded or underfunded status of a defined benefit postretirement plan or other postretirement plan as an asset or liability and recognition of changes in the funded status in comprehensive earnings in the year in which the changes occur, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires that the measurement date for the calculation of plan assets and obligations coincide with a company's fiscal year end date, effective for fiscal years ending after December 15, 2008. The adoption of the recognition provision of SFAS 158 did not have a material effect on the Company's financial condition, results of operations or cash flows. The adoption of the measurement provision of SFAS 158 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
           Results of Operations
           ---------------------

Overview
--------

        The Company is primarily engaged in the retail food industry, operating stores in Florida, Georgia, South Carolina, Alabama and Tennessee. As of September 29, 2007, the Company operated 914 supermarkets, five convenience stores, 30 liquor stores and 41 Crispers restaurants.

Liquidity and Capital Resources
-------------------------------

        Cash and cash equivalents, short-term investments and long-term investments totaled $2,986.5 million as of September 29, 2007 as compared with $2,621.6 million as of December 30, 2006.

Net cash provided by operating activities
-----------------------------------------
        Net cash provided by operating activities was $1,420.1 million for the nine months ended September 29, 2007 as compared with $1,290.2 million for the nine months ended September 30, 2006. As a result of Hurricane Wilma that occurred during the fourth quarter of 2005, the Company received an extension on its Federal income tax payment due December 15, 2005 until February 28, 2006. The delay in this tax payment decreased net cash provided by operating activities by approximately $95 million during the nine months ended September 30, 2006. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities
-------------------------------------
        Net cash used in investing activities was $714.6 million for the nine months ended September 29, 2007 as compared with $803.6 million for the nine months ended September 30, 2006. The primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. During the nine months ended September 29, 2007, capital expenditures totaled $502.3 million. These expenditures were incurred in connection with the opening of 22 net new supermarkets (30 new supermarkets opened and eight supermarkets closed) and remodeling 68 supermarkets. Net new supermarkets added an additional 1.0 million square feet in the nine months ended September 29, 2007, a 2.4% increase. Expenditures were also incurred for new or enhanced information technology hardware and applications and emergency backup generators. For the same period, the payment for investment securities - AFS, net of the proceeds from the sale and maturity of such securities, was $226.8 million.

        During the nine months ended September 30, 2006, capital expenditures totaled $339.8 million. These expenditures were incurred in connection with the opening of eight net new supermarkets (18 new supermarkets opened and 10 supermarkets closed) and remodeling 37 supermarkets. Net new supermarkets added an additional 0.4 million square feet in the nine months ended September 30, 2006, a 1.0% increase. Expenditures were also incurred for new or enhanced information technology hardware and applications. For the same period, the payment for investment securities - AFS, net of the proceeds from the sale and maturity of such securities, was $466.9 million.

Capital expenditure projection
------------------------------
        Capital expenditures for the remainder of 2007, primarily consisting of new supermarkets, remodeling certain existing supermarkets, new or enhanced information technology hardware and applications and installation of emergency backup generators, are expected to be approximately $147.7 million. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities
-------------------------------------
        Net cash used in financing activities was $665.6 million for the nine months ended September 29, 2007 as compared with $489.8 million for the nine months ended September 30, 2006. The primary use of net cash in financing activities was funding net common stock repurchases and payment of the annual cash dividend. The Company currently repurchases common stock at the stockholders' request in accordance with the terms of the Company's Employee Stock Purchase Plan (ESPP), 401(k) Plan, Employee Stock Ownership Plan (ESOP) and Non-Employee Directors Stock Purchase Plan (Directors Plan). Net common stock repurchases totaled $326.9 million for the nine months ended September 29, 2007 as compared with $318.1 million for the nine months ended September 30, 2006. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

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

Results of Operations
---------------------

Sales
-----
        Sales for the three months ended September 29, 2007 were $5.6 billion as compared with $5.2 billion for the three months ended September 30, 2006, an increase of $343.3 million or a 6.5% increase. The Company estimates that its sales increased $107.2 million or 2.0% from net new supermarkets and $236.1 million or 4.5% in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets).

        Sales for the nine months ended September 29, 2007 were $17.1 billion as compared with $16.1 billion for the nine months ended September 30, 2006, an increase of $1,024.3 million or a 6.4% increase. The Company estimates that its sales increased $299.9 million or 1.9% from net new supermarkets and $724.4 million or 4.5 % in comparable store sales.

Gross profit
------------
        Gross profit as a percentage of sales was 26.4% and 26.6% for the three months ended September 29, 2007 and September 30, 2006, respectively. The gross profit percentage was 27.0% for the nine months ended September 29, 2007 and September 30, 2006. The decrease in gross profit as a percentage of sales for the three months ended September 29, 2007 was primarily due to aggressive promotional pricing. Gross profit for the nine months ended September 29, 2007 remained unchanged as a percentage of sales compared to the nine months ended September 30, 2006.

Operating and administrative expenses
-------------------------------------
        Operating and administrative expenses as a percentage of sales were 21.0% and 20.9% for the three months ended September 29, 2007 and September 30, 2006. The operating and administrative expenses as a percentage of sales was 20.7% for the nine months ended September 29, 2007 and September 30, 2006. Operating and administrative expenses for the three months and nine months ended September 29, 2007 remained relatively unchanged as a percentage of sales compared to the three months and nine months ended September 30, 2006.

Investment income, net
----------------------
        Investment income, net was $35.8 million and $30.0 million for the three months ended September 29, 2007 and September 30, 2006, respectively. Investment income, net was $109.4 million and $84.3 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. The increase in investment income, net was primarily due to higher investment balances during the three and nine months ended September 29, 2007.

Income taxes
------------
        The effective income tax rates were 35.0% and 32.1% for the three months ended September 29, 2007 and September 30, 2006, respectively. The effective income tax rates were 35.1% and 34.9% for the nine months ended September 29, 2007 and September 30, 2006, respectively. The net increase in the effective income tax rates was due to the favorable resolution of various tax issues for the three months ended September 30, 2006 offset by increases in tax exempt income, dividends paid to ESOP participants and deductions for manufacturing production costs for the three months ended September 29, 2007.

Net earnings
------------
        Net earnings were $249.0 million or $0.30 per share and $252.9 million or $0.30 per share for the three months ended September 29, 2007 and September 30, 2006, respectively. Net earnings were $873.0 million or $1.04 per share and $805.3 million or $0.95 per share for the nine months ended September 29, 2007 and September 30, 2006, respectively.

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

Item 4.    Controls and Procedures
----------------------------------

        As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no changes in the Company's internal control over financial reporting during the quarter ended September 29, 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
----------------------------------------------------------------------

                      Issuer Purchases of Equity Securities

        Shares of common stock repurchased by the Company during the three months ended September 29, 2007 were as follows (amounts are in thousands, except per share amounts):

                                                                  Total
                                                                Number of           Approximate
                                                                  Shares           Dollar Value
                                                               Purchased as          of Shares
                          Total               Average        Part of Publicly     that May Yet Be
                        Number of              Price            Announced         Purchased Under
                          Shares             Paid per           Plans or           the Plans or
Period                  Purchased              Share           Programs(1)          Programs(1)
------                  ---------              -----           -----------          -----------

July 1, 2007
  through
August 4, 2007            1,690               $20.90               N/A                  N/A

August 5, 2007
  through
September 1, 2007         2,879                20.90               N/A                  N/A

September 2, 2007
  through
September 29, 2007        3,143                20.90               N/A                  N/A
                          -----               ------

        Total             7,712               $20.90               N/A                  N/A
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


              The Company's common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended September 29, 2007 required to be disclosed in the last two columns of the table.

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




                                      PUBLIX SUPER MARKETS, INC.



Date:  November 8, 2007               /s/ John A. Attaway, Jr.
                                      ------------------------------------------
                                      John A. Attaway, Jr., Secretary



Date:  November 8, 2007               /s/ David P. Phillips
                                      ------------------------------------------
                                      David P. Phillips, Chief Financial Officer
                                      and Treasurer (Principal Financial and
                                      Accounting Officer)