Form 10-K
period 2007-12-29
PUBLIX SUPER MARKETS INC
filed 2008-02-29
CIK 81061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-00981

PUBLIX SUPER MARKETS, INC.

(Exact name of Registrant as specified in its charter)

Florida	59-0324412
(State of Incorporation)	(I.R.S. Employer Identification No.)

3300 Publix Corporate Parkway Lakeland, Florida	33811
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (863) 688-1188

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock $1.00 Par Value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8,972,473,000 as of June 29, 2007, the last trading day of the Registrant’s most recently completed second fiscal quarter.

The number of shares of Registrant’s common stock outstanding as of February 8, 2008 was 825,762,000.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Proxy Statement solicited for the 2008 Annual Meeting of Stockholders to be held on April 15, 2008.

PART I

Item 1.	Business

Publix Super Markets, Inc. and its wholly owned subsidiaries (the Company) are in the primary business of operating retail food supermarkets in Florida, Georgia, South Carolina, Alabama and Tennessee. The Company has no other significant lines of business or industry segments.

Merchandising and manufacturing

The Company’s supermarkets sell grocery, dairy, produce, deli, bakery, meat, seafood, housewares and health and beauty care items. Most supermarkets also have pharmacy and floral departments.

The Company’s lines of merchandise include a variety of nationally advertised and private label brands, as well as unbranded merchandise such as produce, meat and seafood. These products are delivered through Company distribution centers or directly from manufacturers and wholesalers. The Company receives the food and non-food products it distributes from many sources. These products are generally available in sufficient quantities to enable the Company to adequately satisfy its customers. The Company believes that its sources of supply of these products and raw materials used in manufacturing are adequate for its needs and that it is not dependent upon a single supplier or relatively few suppliers. Private label items are produced in the Company’s dairy, bakery and deli manufacturing facilities or are manufactured for the Company by outside suppliers.

The Company has experienced no significant changes in the kinds of products sold or in its methods of distribution since the beginning of the fiscal year.

Store operations

The Company operated 926 supermarkets at the end of 2007, compared with 892 at the beginning of the year. In 2007, 44 supermarkets were opened, 10 supermarkets were closed and 97 supermarkets were remodeled. The net increase in square footage was 1.5 million square feet or 3.7% in 2007. At the end of 2007, the Company had 665 supermarkets located in Florida, 171 in Georgia, 41 in South Carolina, 29 in Alabama and 20 in Tennessee. Also, as of year end, the Company had 24 supermarkets under construction in Florida, five in Alabama, four in Georgia and one in South Carolina.

Competition

The Company is engaged in a highly competitive industry. Competition is based primarily on price, quality of goods and service, convenience, product mix and store location. The Company’s primary competition throughout its market areas is with several national and regional supermarket chains, independent supermarkets, supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores, restaurants and convenience stores. The Company anticipates continued competitor format innovation and location additions in 2008.

Working capital

The Company’s working capital at the end of 2007 consisted of $2,129.0 million in current assets and $1,809.1 million in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flow from operating activities presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Seasonality

The influx of winter residents to Florida and increased purchases of food during the traditional Thanksgiving, Christmas and Easter holidays typically result in seasonal sales increases between November and April of each year.

Employees

The Company had approximately 144,000 employees at the end of 2007, approximately 68,000 on a full-time basis and 76,000 on a part-time basis. By comparison, the Company had approximately 140,000 employees at the end of 2006, approximately 66,000 on a full-time basis and 74,000 on a part-time basis. The Company considers its employee relations to be good.

Environmental matters

Compliance by the Company with federal, state and local environmental protection laws during 2007 had no material effect upon capital expenditures, results of operations or the competitive position of the Company.

Company information

This Annual Report on Form 10-K and the 2008 Proxy Statement will be mailed on or about March 13, 2008 to stockholders of record as of the close of business on February 8, 2008. These reports as well as Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports may also be obtained electronically, free of charge, through the Company’s website at www.publix.com/stock.

Item 1A.	Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business. The Company’s financial condition and results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to the Company or that the Company currently deems immaterial may also impair its operations.

Competition, low profit margins and other factors

The retail food industry is highly competitive and generally characterized by low profit margins. The Company’s competitors include national and regional supermarket chains, independent supermarkets, supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores, restaurants and convenience stores. Competition is based primarily on price, quality of goods and service, convenience, product mix and store location. The Company believes it will face increased competition in the future from all of these competitors and its financial condition and results of operations could be impacted by the pricing, purchasing, advertising or promotional decisions made by the competitors. In addition, the Company’s business could be adversely affected by other factors, including severe weather conditions, unexpected increases in fuel or other transportation related costs and volatility in food commodity prices. Any of these factors could adversely affect the Company’s financial condition and results of operations.

Economic conditions

The retail food industry is sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, interest rates, energy and fuel costs, tax rates, housing markets and other factors could reduce consumer spending or change consumer purchasing habits. A general reduction in the level of consumer spending or the Company’s inability to respond to shifting consumer preferences regarding products, store locations and other factors could adversely affect the Company’s financial condition and results of operations.

Labor intensive business

The retail food industry is labor intensive. In addition, the Company’s operations tend to be more labor intensive than some of its competitors due to the additional customer service offered in its supermarkets. Tight labor markets, government mandated increases in the minimum wage or other benefits, an increased proportion of full-time employees and increased costs of health care and other benefits could result in an increase in labor costs, which could adversely affect the Company’s financial condition and results of operations.

Strategy execution

The Company’s core strategies focus on customer service, product quality, shopping environment, competitive pricing and convenient locations. The Company has implemented several strategic business and technology initiatives as part of the execution of these core strategies. The Company believes these core strategies and related strategic initiatives differentiate it from its competition and present opportunities for increased market share and sustained financial growth. Failure to execute on these core strategies could adversely affect the Company’s financial condition and results of operations.

New supermarket growth

The Company’s ability to open new supermarkets is dependent on identifying and entering into lease or purchase agreements on commercially reasonable terms for properties that are suitable for its needs. If the Company fails to identify suitable sites and enter into lease or purchase agreements on a timely basis for any reason, including competition from other companies seeking similar sites, the Company’s growth could be adversely affected because it may be unable to open new supermarkets as anticipated. Similarly, its business could be adversely affected if it is unable to renew the leases on its existing supermarkets on commercially reasonable terms.

Information technology

The Company is dependent on information technology applications to operate its business, enhance customer service, improve the efficiency of its supply chain and increase employee efficiency. A failure to timely integrate new information technology applications or upgrade existing applications could have an adverse impact on the Company’s financial condition and results of operations. In addition, any disruptions in these applications due to information security breakdowns, internal failures of technology, severe damage to the data center or large scale external interruptions in technology infrastructure, such as power, telecommunications, or the internet, could also have an adverse impact on the Company’s financial condition and results of operations.

Insurance

The Company uses a combination of insurance and self-insurance to provide for potential liability for workers’ compensation, automobile and general liability, property, directors and officers liability and employee benefits. Self-insurance reserves are determined based on actual claims experience and an estimate of claims incurred but not reported, including, where necessary, actuarial studies. Actuarial projections of losses are subject to a high degree of variability caused by, but not limited to, such factors as future interest and inflation rates, future economic conditions, litigation trends and benefit level changes. Any unexpected changes to these factors could adversely affect the Company’s financial condition and results of operations.

Product liability claims and adverse publicity

The packaging, marketing, distribution and sale of food and drug products purchased from others or manufactured by the Company entails an inherent risk of product liability claims, product recall and the resulting adverse publicity. Such products may contain contaminants that may be inadvertently distributed by the Company. These contaminants may, in certain cases, result in illness, injury or death if processing at the consumer level does not eliminate the contaminants. Even an inadvertent shipment of adulterated products is a violation of law and may lead to a product recall and/or an increased risk of exposure to product liability claims. There can be no assurance that such claims will not be asserted against the Company or that the Company will not be obligated to perform such a recall in the future. If a product liability claim is successful, the Company’s insurance may not be adequate to cover all liabilities it may incur, and it may not be able to continue to maintain such insurance or obtain comparable insurance at a reasonable cost. If the Company does not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could have a material adverse effect on the Company’s ability to successfully market its products and on the Company’s financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the adverse publicity surrounding any assertion that the Company’s products caused illness or injury could have a material adverse effect on the Company’s reputation with existing and potential customers and on the Company’s financial condition and results of operations.

Environmental liability

The Company is subject to federal, state and local laws and regulations that govern activities that may have adverse environmental effects and impose liabilities for the costs of cleaning up and certain damages arising from sites of past spills, disposals or other releases of hazardous materials. Under applicable environmental laws, the Company may be responsible for the remediation of environmental conditions and may be subject to associated liabilities relating to its supermarkets and other facilities regardless of whether the Company leases, subleases or owns the supermarkets or other facilities and regardless of whether such environmental conditions were created by the Company or a prior owner or tenant. The costs of investigation, remediation or removal of environmental conditions may be substantial. There can be no assurance that environmental conditions relating to prior, existing or future sites will not adversely affect the Company’s financial condition and results of operations through, for instance, business interruption, cost of remediation or adverse publicity.

Laws and regulations

In addition to environmental laws and regulations, the Company is subject to federal, state and local laws and regulations relating to, among other things, product safety, zoning, land use, workplace safety, public health, accessibility and restrictions on the sale of various products including alcoholic beverages, tobacco and drugs. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions, disabled access and work permit requirements. Compliance with, or changes in, these laws could adversely affect the Company’s financial condition and results of operations. In addition, changes in accounting standards could impact the Company’s financial statements.

Legal proceedings

The Company is a party in various legal claims and actions considered in the normal course of business including labor and employment, personal injury, intellectual property and other issues. Although not currently anticipated by management, the results of pending or future proceedings could adversely affect the Company’s financial condition or results of operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

At year end, the Company operated approximately 42.3 million square feet of supermarket space. The Company’s supermarkets vary in size. Current supermarket prototypes range from 28,000 to 54,000 square feet. Supermarkets are often located in strip shopping centers where the Company is the anchor tenant.

The majority of the Company’s supermarkets are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by leases on other properties. Both the building and land are owned at 70 locations. The building is owned while the land is leased at 34 other locations.

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

The Company’s corporate offices, primary distribution centers and manufacturing facilities are owned with no outstanding debt.

The Company’s properties are well maintained, in good operating condition and suitable and adequate for operating its business.

Item 3.	Legal Proceedings

The Company is a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Position	Nature of Family Relationship Between Officers	Served as Officer of Company Since

John A. Attaway, Jr.	49	Senior Vice President, General Counsel and Secretary		2000

Hoyt R. Barnett	64	Vice Chairman		1977

David E. Bornmann	50	Vice President		1998

David E. Bridges	58	Vice President		2000

Scott E. Brubaker	49	Vice President		2005

William E. Crenshaw	57	President	Cousin of Charles H. Jenkins, Jr.	1990

G. Gino DiGrazia	45	Vice President and Controller		2002

Laurie Z. Douglas	44	Senior Vice President and Chief Information Officer		2006

David S. Duncan	54	Vice President		1999

Sandra J. Estep	48	Vice President and Controller		2002

William V. Fauerbach	61	Vice President		1997

John R. Frazier	58	Vice President		1997

Linda S. Hall	48	Vice President		2002

M. Clayton Hollis, Jr.	51	Vice President		1994

John T. Hrabusa	52	Senior Vice President		2004

Mark R. Irby	52	Vice President		1989

Charles H. Jenkins, Jr.	64	Chief Executive Officer	Cousin of William E. Crenshaw	1974

Randall T. Jones, Sr.	45	Senior Vice President		2003

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Position	Nature of Family Relationship Between Officers	Served as Officer of Company Since

Linda S. Kane	42	Vice President and Assistant Secretary		2000

Thomas M. McLaughlin	57	Vice President		1994

Sharon A. Miller	64	Assistant Secretary		1992

Dale S. Myers	55	Vice President		2001

Alfred J. Ottolino	42	Vice President		2004

David P. Phillips	48	Chief Financial Officer and Treasurer		1990

James H. Rhodes II	63	Vice President		1995

Charles B. Roskovich, Jr.	46	Vice President		2008

Richard J. Schuler II	52	Vice President		2000

Edward T. Shivers	68	Vice President		1985

Michael R. Smith	48	Vice President		2005

On September 5, 2007, Charles H. Jenkins, Jr. announced his retirement as Chief Executive Officer effective March 30, 2008. Upon his retirement, William E. Crenshaw will become Chief Executive Officer and Randall T. Jones, Sr. will become President.

The terms of all officers expire in May 2008 or upon the election of their successors.

Name	Business Experience During Last Five Years
John A. Attaway, Jr.	General Counsel and Secretary of the Company to January 2005, Senior Vice President, General Counsel and Secretary thereafter.

Hoyt R. Barnett	Vice Chairman of the Company and Trustee of the Employee Stock Ownership Plan.

David E. Bornmann	Vice President of the Company.

David E. Bridges	Vice President of the Company.

Scott E. Brubaker	Regional Director of Retail Operations of the Company to July 2005, Vice President thereafter.

William E. Crenshaw	President of the Company.

G. Gino DiGrazia	Vice President and Controller of the Company.

Laurie Z. Douglas	Vice President of The Home Depot, Inc. to November 2003, Senior Vice President and Chief Information Officer of Kinko’s, Inc. to February 2004, Senior Vice President and Chief Information Officer of FedEx Kinko’s Office and Print Center, Inc. to January 2006, Senior Vice President and Chief Information Officer of the Company thereafter.

David S. Duncan	Vice President of the Company.

Sandra J. Estep	Vice President and Controller of the Company.

William V. Fauerbach	Vice President of the Company.

John R. Frazier	Vice President of the Company.

Linda S. Hall	Vice President of the Company.

M. Clayton Hollis, Jr.	Vice President of the Company.

John T. Hrabusa	Vice President of Office Depot, Inc. to March 2004, Vice President of the Company to January 2005, Senior Vice President thereafter.

Mark R. Irby	Vice President of the Company.

Charles H. Jenkins, Jr.	Chief Executive Officer of the Company.

Randall T. Jones, Sr.	Regional Director of Retail Operations of the Company to November 2003, Vice President to July 2005, Senior Vice President thereafter.

Name	Business Experience During Last Five Years
Linda S. Kane	Vice President and Assistant Secretary of the Company.

Thomas M. McLaughlin	Vice President of the Company.

Sharon A. Miller	Director of Administration and Assistant Secretary of the Company to May 2003, Executive Director Publix Super Markets Charities, Inc. and Assistant Secretary thereafter.

Dale S. Myers	Vice President of the Company.

Alfred J. Ottolino	Vice President of Wakefern Food Corporation to June 2003, Vice President of Winn-Dixie Stores, Inc. to March 2004, Vice President of the Company thereafter.

David P. Phillips	Chief Financial Officer and Treasurer of the Company.

James H. Rhodes II	Vice President of the Company.

Charles B. Roskovich, Jr.	Regional Director of Retail Operations of the Company to January 2008, Vice President thereafter.

Richard J. Schuler II	Vice President of the Company.

Edward T. Shivers	Vice President of the Company.

Michael R. Smith	Director of Deli and Bakery Manufacturing of the Company to July 2004, Director of Fresh Product Manufacturing to July 2005, Vice President thereafter.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information*

The Company’s common stock is not traded on any public stock exchange. Therefore, substantially all transactions of the Company’s common stock have been among the Company, its employees, former employees, their families and the benefit plans established for the Company’s employees. The Company’s common stock is made available for sale only to the Company’s current employees through the Company’s Employee Stock Purchase Plan (ESPP) and 401(k) Plan. In addition, common stock is made available under the Employee Stock Ownership Plan (ESOP). Common stock is also made available for sale to members of the Company’s Board of Directors through the Non-Employee Directors Stock Purchase Plan (Directors Plan). The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, 401(k) Plan, ESOP and Directors Plan each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company. The Company serves as the registrar and stock transfer agent for its common stock.

Because there is no trading of the Company’s common stock on a public stock exchange, the market price of the Company’s common stock is determined by the Board of Directors based upon quarterly appraisals prepared by an independent appraiser. The market prices for the Company’s common stock for 2007 and 2006 were as follows:

	2007	2006
January—February	$19.60	15.45
March—April	19.90	16.10
May—July	20.90	17.65
August—October	20.90	18.25
November—December	20.80	19.60

(b)	Approximate Number of Equity Security Holders

As of February 8, 2008, the approximate number of holders of the Company’s common stock was 119,000.

(c)	Dividends*

The Company paid an annual cash dividend of $0.40 per share of common stock in 2007 and $0.20 per share in 2006. Payment of dividends is within the discretion of the Company’s Board of Directors and depends on, among other factors, net earnings, capital requirements and the financial condition of the Company. It is believed that cash dividends comparable to 2007 will be paid in the future.

*	Per share amounts restated to give retroactive effect for 5-for-1 stock split in July 2006.

(d)	Purchases of Equity Securities by the Issuer

Issuer Purchases of Equity Securities

Shares of common stock repurchased by the Company during the three months ended December 29, 2007 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 30, 2007 through November 3, 2007	1,765	$20.84	N/A	N/A
November 4, 2007 through December 1, 2007	3,172	20.80	N/A	N/A
December 2, 2007 through December 29, 2007	2,605	20.80	N/A	N/A

Total	7,542	$20.81	N/A	N/A

(1)	Common stock is made available for sale only to the Company’s current employees through the Company’s ESPP and 401(k) Plan. In addition, common stock is made available under the ESOP. Common stock is also made available for sale to members of the Company’s Board of Directors through the Directors Plan. The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, 401(k) Plan, ESOP and Directors Plan each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company.

The Company’s common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended December 29, 2007 required to be disclosed in the last two columns of the table.

(e)	Performance Graphs

The following performance graph sets forth the Company’s cumulative total stockholder return during the five years ended December 29, 2007, compared to the cumulative total return on the S&P 500 Index and a custom Peer Group Index including retail food supermarket companies(1). The Peer Group Index is weighted based on the various companies’ market capitalization. The comparison assumes $100 was invested at the end of 2002 in the Company’s common stock and in each of the related indices and assumes reinvestment of dividends.

The Company’s common stock is valued as of the end of each fiscal quarter. After the end of a quarter, however, shares continue to be traded at the prior valuation until the new valuation is received. The cumulative total return for the companies represented in the S&P 500 Index and the custom Peer Group Index is based on those companies’ calendar year end trading price. The following performance graph is based on the Company’s trading price at fiscal year end based on its appraised value as of the prior fiscal quarter. Because the Company’s fiscal year end valuation of the Company’s shares is effective after the date this document is to be filed with the Securities and Exchange Commission, a performance graph based on the fiscal year end valuation (appraised value as of March 1, 2008) is not presented below. Rather, for comparative purposes, a performance graph based on the fiscal year end valuation is provided in the 2008 Proxy Statement.

Comparison of Five-Year Cumulative Return Based Upon Year End Trading Price

(1)	Companies included in the Peer Group are: A&P, Ahold, Albertson’s Inc. (included 2002 to 2005 — no longer publicly traded), Kroger, Safeway, Supervalu, Weis Markets and Winn-Dixie. (Winn-Dixie is included through December 2005 as the company filed for Chapter 11 bankruptcy protection. Winn-Dixie’s new common stock is not included for 2006 but is included for 2007.)

Item 6.	Selected Financial Data

	2007	2006	2005	2004	2003
Sales:
Sales	$23,016,568	21,654,774	20,589,130	18,554,486	16,760,749
Percent increase	6.3%	5.2%	11.0%	10.7%	5.7%
Comparable store sales percent increase	4.3%	5.2%	5.4%	5.7%	0.0%

Earnings:
Gross profit	$6,210,739	5,842,817	5,529,450	4,976,746	4,485,617
Earnings before income tax expense	$1,817,573	1,687,553	1,550,738	1,295,011	1,047,089
Net earnings	$1,183,925	1,097,209	989,156	819,383	660,933
Net earnings as a percent of sales	5.14%	5.07%	4.80%	4.42%	3.94%

Common stock:*
Weighted average shares outstanding	840,523	849,815	860,196	883,879	920,564
Basic and diluted earnings per share	$1.41	1.29	1.15	0.93	0.72
Cash dividends per share	$0.40	0.20	0.14	0.09	0.08

Financial data:
Capital expenditures	$683,290	481,247	338,946	403,373	563,576
Working capital	$319,826	211,219	236,488	221,583	209,941
Current ratio	1.18	1.12	1.13	1.13	1.15
Total assets	$8,053,157	7,393,086	6,727,223	5,964,271	5,150,717
Stockholders’ equity	$5,642,186	4,974,865	4,205,774	3,585,716	3,169,310

Supermarkets	926	892	875	850	801

NOTE:  Amounts are in thousands, except per share amounts and number of supermarkets. Fiscal year 2005 includes 53 weeks. All other years include 52 weeks.

*	Restated to give retroactive effect for 5-for-1 stock split in July 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, South Carolina, Alabama and Tennessee. The Company has no other significant lines of business or industry segments. As of December 29, 2007, the Company operated 926 supermarkets including 665 located in Florida, 171 in Georgia, 41 in South Carolina, 29 in Alabama and 20 in Tennessee. The Company opened 30 supermarkets in Florida, six in Tennessee, four in Georgia, three in South Carolina and one in Alabama during 2007. The Company closed 10 supermarkets in 2007; eight supermarkets were replaced by new supermarkets in 2007 and the other two will be replaced in 2008.

The Company’s revenues are earned and cash is generated as merchandise is sold to customers. Income is earned by selling merchandise at price levels that produce sales revenues in excess of cost of merchandise sold and operating and administrative expenses. The Company has historically been able to increase revenues and net earnings from year to year. Further, the Company has historically been able to meet its cash requirements from internally generated funds without the need to generate cash through debt financing. The Company’s year end cash balances are significantly impacted during the year by capital expenditures, investment transactions, stock repurchases and payment of the annual cash dividend.

The Company sells a variety of merchandise to generate revenues. This merchandise includes grocery, dairy, produce, deli, bakery, meat, seafood, housewares and health and beauty care items. Most of the Company’s supermarkets also have pharmacy and floral departments. Merchandise includes a mix of nationally advertised and private label brands. The Company’s private label brands play an increasingly important role in its merchandising strategy.

As of December 29, 2007, the Company also operated five convenience stores, 34 liquor stores and 41 Crispers restaurants. All liquor stores and Crispers restaurants are located in Florida. Four convenience stores are located in Florida and one in Tennessee.

Operating Environment

The Company is engaged in the highly competitive retail food industry. Competition is based primarily on price, quality of goods and service, convenience, product mix and store location. In addition, the Company competes with other retailers for additional retail site locations. The Company competes with retailers as well as other labor market competitors in attracting and retaining quality employees. The Company’s primary competition throughout its market areas is with several national and regional traditional supermarket chains, independent supermarkets and specialty food stores, as well as non-traditional competition such as supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, restaurants and convenience stores. As a result of the highly competitive environment, traditional supermarkets, including the Company, face business challenges. There has been a trend in recent years for traditional supermarkets to lose market share to non-traditional competition. The success of the Company, in particular its ability to retain its customers, depends on its ability to meet the business challenges created by this competitive environment.

In order to meet the competitive challenges facing the Company, management continues to focus on the Company’s core strategies, including customer service, product quality, shopping environment, competitive pricing and convenient locations. The Company has implemented several strategic business and technology initiatives as part of the execution of these core strategies. The Company believes these core strategies and related strategic initiatives differentiate it from its competition and present opportunities for increased market share and sustained financial growth.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $2,932.3 million as of December 29, 2007, as compared with $2,621.6 million and $2,029.1 million as of December 30, 2006 and December 31, 2005, respectively.

Net cash provided by operating activities

Net cash provided by operating activities was $1,756.7 million for the year ended December 29, 2007, as compared with $1,629.4 million and $1,579.8 million for the years ended December 30, 2006 and December 31, 2005, respectively. As a result of Hurricane Wilma that occurred during the fourth quarter of 2005, the Company received an extension on its federal income tax payment due December 15, 2005 until February 28, 2006. The delay in this tax payment increased net cash provided by operating activities by approximately $95 million during the year ended December 31, 2005 with the resulting decrease in net cash provided by operating activities occurring during the year ended December 30, 2006. During 2004, the Company experienced an unprecedented four major hurricanes in six weeks. As a result, the Company received an extension on its federal income tax payments due September 15, 2004 and December 15, 2004 until December 30, 2004 (which fell within the 2005 fiscal year). The delay in these tax payments decreased net cash provided by operating activities by approximately $190 million during the year ended December 31, 2005. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities

Net cash used in investing activities was $852.3 million for the year ended December 29, 2007, as compared with $1,229.2 million and $1,001.4 million for the years ended December 30, 2006 and December 31, 2005, respectively. The primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities.

During the year ended December 29, 2007, capital expenditures totaled $683.3 million. These expenditures were primarily incurred in connection with the opening of 34 net new supermarkets (44 new supermarkets opened and 10 supermarkets closed) and remodeling 97 supermarkets. Net new supermarkets added an additional 1.5 million square feet in the year ended December 29, 2007, a 3.7% increase. Expenditures were also incurred for new or enhanced information technology hardware and applications and emergency backup generators. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $176.8 million.

During the year ended December 30, 2006, capital expenditures totaled $481.2 million. These expenditures were primarily incurred in connection with the opening of 17 net new supermarkets (29 new supermarkets opened and 12 supermarkets closed) and remodeling 58 supermarkets. Net new supermarkets added an additional 0.8 million square feet in the year ended December 30, 2006, a 2.0% increase. Expenditures were also incurred for new or enhanced information technology hardware and applications and emergency backup generators. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $765.2 million.

During the year ended December 31, 2005, capital expenditures totaled $338.9 million. These expenditures were primarily incurred in connection with the opening of 25 net new supermarkets (36 new supermarkets opened and 11 supermarkets closed) and remodeling 48 supermarkets. Net new supermarkets added an additional 1.1 million square feet in the year ended December 31, 2005, a 2.8% increase. Expenditures were also incurred in the expansion of warehouses and new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $678.7 million.

Capital expenditure projection

In 2008, the Company plans to open approximately 45 supermarkets. Although real estate development is unpredictable, the Company’s 2008 new store growth represents a reasonable estimate of anticipated future growth. Capital expenditures for 2008 are expected to be approximately $740 million, primarily consisting of new supermarkets, remodeling certain existing supermarkets, construction of a second data center, new or enhanced information technology hardware and applications and emergency backup generators. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities

Net cash used in financing activities was $762.1 million for the year ended December 29, 2007, as compared with $602.3 million and $582.6 million for the years ended December 30, 2006 and December 31, 2005, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and payment of the annual cash dividend. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s ESPP, 401(k) Plan, ESOP and Directors Plan. Net common stock repurchases totaled $439.8 million for the year ended December 29, 2007, as compared with $430.5 million and $460.5 million for the years ended December 30, 2006 and December 31, 2005, respectively. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends*

The Company paid an annual cash dividend on its common stock of $0.40 per share or $338.6 million, $0.20 per share or $171.6 million and $0.14 per share or $121.9 million in 2007, 2006 and 2005, respectively.

Cash requirements

In 2008, the cash requirements for current operations, capital expenditures, common stock repurchases and payment of the annual cash dividend are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be readily available to support the Company’s liquidity requirements, if needed.

*	Per share amounts restated to give retroactive effect for 5-for-1 stock split in July 2006.

Contractual Obligations

Following is a summary of contractual obligations as of December 29, 2007:

	Payments Due by Period
	Total	2008	2009 2010	2011 2012	Thereafter
	(Amounts are in thousands)
Contractual Obligations:
Operating leases (1)	$4,182,179	370,002	710,124	646,389	2,455,664
Purchase obligations (2)(3)(4)	2,014,169	934,332	228,379	185,726	665,732
Other long-term liabilities:
Self-insurance reserves (5)	344,446	113,597	89,482	41,699	99,668
Accrued postretirement benefit cost (6)	80,623	3,244	7,235	8,224	61,920
Other noncurrent liabilities	51,204	689	20,621	2,398	27,496

Total	$6,672,621	1,421,864	1,055,841	884,436	3,310,480

(1)	For a more detailed description of the operating lease obligations, refer to Note 8(a) Commitments and Contingencies – Operating Leases in the Notes to Consolidated Financial Statements.
(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable within 30 days without penalty.
(3)	As of December 29, 2007, the Company had $12.1 million outstanding in trade letters of credit and $3.1 million outstanding in standby letters of credit to support certain of these purchase obligations.
(4)	Purchase obligations include $1,143.1 million in real estate taxes, insurance and maintenance commitments related to operating leases. The actual amounts to be paid are variable and have been estimated based on current costs.
(5)	As of December 29, 2007, the Company had $181.5 million outstanding in standby letters of credit for the benefit of the Company’s insurance carriers to support this obligation.
(6)	For a more detailed description of the postretirement benefit obligations, refer to Note 5 Postretirement Benefits in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations or cash flows.

Hurricane Impact

The Company was not impacted by any hurricanes in 2007 or 2006.

During the fourth quarter ended December 31, 2005, the Company was impacted by Hurricane Wilma. The Company recorded the effect of this hurricane in the fourth quarter of 2005.

Temporary supermarket closings occurred primarily in south Florida due to weather conditions, evacuations of certain areas and damage to the Company’s supermarkets. Almost all affected supermarkets were reopened within 24 hours, operating on generator power if normal power had not been restored. All supermarkets were reopened within nine days, except one location. This supermarket sustained significant damage causing it to be permanently closed.

The impact of Hurricane Wilma did not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company incurred additional costs related to Hurricane Wilma included in cost of merchandise sold of approximately $35 million. These costs were primarily related to inventory losses due to extensive power outages and additional distribution costs. The Company also incurred additional operating and administrative expenses related to Hurricane Wilma of approximately $8 million. These expenses were primarily related to incremental payroll, facility repairs and disposal fees for inventory lost due to power outages. The Company estimated the profit on the incremental sales resulting from customers stocking up and replenishing, as well as sales of hurricane supplies, partially offset these losses.

The Company maintains property insurance coverage for hurricanes on a per occurrence basis. The deductible on the Company’s insurance coverage for this occurrence was approximately $31 million. The Company recorded an estimated amount of insurance recovery in 2005 and received the payments from its insurance carrier in 2006 and 2007.

Results of Operations

The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2007 and 2006 included 52 weeks and fiscal year 2005 included 53 weeks.

Sales

Sales for 2007 were $23.0 billion as compared with $21.7 billion in 2006, an increase of $1,361.8 million or a 6.3% increase. Sales increased approximately $430.6 million or 2.0% from net new supermarkets and approximately $931.2 million or 4.3% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets).

Sales for 2006 were $21.7 billion as compared with $20.6 billion in 2005, an increase of $1,065.6 million or a 5.2% increase. After excluding sales of $387.5 million for the extra week included in 2005, this reflects an increase of approximately $412.1 million or 2.0% from net new supermarkets and approximately $1,041.0 million or 5.2% from comparable store sales. The Company estimates that sales for 2005 were positively impacted by $73 million as a result of the hurricane the Company experienced during the fourth quarter of 2005. If sales for 2005 had not been positively impacted by the hurricane, the reported 5.2% increase in comparable store sales for 2006 would have been 5.6%.

Sales for 2005 were $20.6 billion as compared with $18.6 billion in 2004, an increase of $2,034.6 million or an 11.0% increase. Sales increased approximately $387.5 million or 2.1% from an additional week in 2005, approximately $645.2 million or 3.5% from net new supermarkets and approximately $1,001.9 million or 5.4% from comparable store sales. The Company estimates that sales for 2005 were positively impacted by $73 million as a result of the hurricane the Company experienced during the fourth quarter of 2005. The Company estimates that sales for 2004 were positively impacted by $189 million as a result of the unprecedented four major hurricanes the Company experienced during 2004. If sales for 2005 and 2004 had not been positively impacted by the hurricanes, the reported 5.4% increase in comparable store sales for 2005 would have been 6.1%.

Gross profit

Gross profit as a percentage of sales was 27.0% in 2007 as compared with 27.0% and 26.9% in 2006 and 2005, respectively. In 2007, gross profit as a percentage of sales remained relatively unchanged compared to 2006 and 2005.

Operating and administrative expenses

Operating and administrative expenses as a percentage of sales were 20.6%, 20.6% and 20.5% in 2007, 2006 and 2005, respectively. In 2007, operating and administrative expenses as a percentage of sales remained relatively unchanged compared to 2006 and 2005.

Investment income, net

Investment income, net was $146.9 million, $115.9 million and $74.3 million in 2007, 2006 and 2005, respectively. The increase in investment income, net was primarily due to higher average balances of short-term and long-term investments as well as higher interest rates during 2007 and 2006.

Income taxes

The effective income tax rates were 34.9%, 35.0% and 36.2% in 2007, 2006 and 2005, respectively. In 2007, the effective income tax rate remained relatively unchanged compared to 2006. The decrease in the 2006 effective income tax rate compared to 2005 is due to increases in tax exempt income, dividends paid to ESOP participants, deductions for manufacturing production costs and the favorable resolution of certain tax issues.

Impact of inflation

In recent years, the impact of inflation on the Company’s product costs has been lower than the overall increase in the Consumer Price Index.

Net earnings*

Net earnings were $1,183.9 million or $1.41 per share, $1,097.2 million or $1.29 per share and $989.2 million or $1.15 per share for 2007, 2006 and 2005, respectively.

*	Per share amounts restated to give retroactive effect for 5-for-1 stock split in July 2006.

Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (FIN 48) effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position when it is more likely than not, based on its technical merits, that the position will be sustained upon examination and the cumulative effect of the change in accounting principle is to be recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurement,” (SFAS 157) effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The adoption of SFAS 157 is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 requires financial statement recognition of the overfunded or underfunded status of a defined benefit postretirement plan or other postretirement plan as an asset or liability and recognition of changes in the funded status in comprehensive earnings in the year in which the changes occur, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires that the measurement date for the calculation of plan assets and obligations coincide with a company’s fiscal year end date, effective for fiscal years ending after December 15, 2008. The adoption of the recognition provision of SFAS 158 did not have a material effect on the Company’s financial condition, results of operations or cash flows. The adoption of the measurement provision of SFAS 158 is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159) effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The Company does not expect to elect the fair value option.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” (SFAS 141R) effective for fiscal years beginning after December 15, 2008. SFAS 141R will change the accounting treatment for business combinations on a prospective basis. SFAS 141R requires that all assets, liabilities, contingent considerations and contingencies of an acquired business be recorded at fair value at the acquisition date. SFAS 141R also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. SFAS 141R will only affect the Company’s financial condition or results of operations to the extent it has business combinations after the effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (SFAS 160) effective for fiscal years beginning after December 15, 2008. SFAS 160 requires the noncontrolling interest in a subsidiary be reported as a separate component of stockholders’ equity in the consolidated financial statements. SFAS 160 also requires net income attributable to the noncontrolling interest in a subsidiary be reported separately on the face of the consolidated statement of earnings. Changes in ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is to be measured at fair value with any gain or loss recognized in earnings. The adoption of SFAS 160 is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. The Company believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Inventories

Inventories are valued at the lower of cost or market. The cost for 85% and 86% of inventories was determined using the dollar value last-in, first-out method as of December 29, 2007 and December 30, 2006, respectively. Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to each similar merchandise category’s ending retail value. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The Company also reduces inventory for estimated losses related to shrink.

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

Property, Plant and Equipment and Depreciation

Assets are recorded at cost and are depreciated using the straight-line method over their estimated useful lives or the terms of their leases, if shorter, as follows: buildings and improvements are at 10 – 40 years, furniture, fixtures and equipment are at 3 – 20 years and leasehold improvements are at 2 – 40 years. The Company considers lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. The Company’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance, such as operating profit and cash flows. The variability of these factors depends on a number of conditions, including uncertainty about future events; therefore, the Company’s accounting estimates may change from period to period. These factors could cause the Company to conclude that impairment indicators exist and the applicable impairment tests could result in a determination that the value of long-lived assets is impaired, resulting in a write-down of the long-lived assets.

Revenue Recognition

Revenue is recognized at the point of sale for retail sales. Vendor coupons that are reimbursed are accounted for as sales. Coupons and other sales incentives offered by the Company that are not reimbursed are recorded as a reduction of sales.

Cost of Merchandise Sold

Cost of merchandise sold includes costs of inventory and costs related to in-store production. Cost of merchandise sold also includes inbound freight charges, purchasing and receiving costs, warehousing costs and other costs of the Company’s distribution network.

Vendor allowances and credits, including cooperative advertising fees, received from a vendor in connection with the purchase or promotion of the vendor’s products, are recognized as a reduction of cost of merchandise sold as earned. These allowances and credits are recognized as earned in accordance with the underlying agreement with the vendor and completion of the earning process. Short-term vendor agreements with advance payment provisions are recorded as a current liability and are recognized over the appropriate period as earned according to the underlying agreement. Long-term vendor agreements with advance payment provisions are recorded as a noncurrent liability and are recognized over the appropriate period as earned according to the underlying agreement.

Self-Insurance

Self-insurance reserves are established for health care, fleet liability, general liability and workers’ compensation claims. These reserves are determined based on actual claims experience and an estimate of claims incurred but not reported, including, where necessary, actuarial studies. Actuarial projections of losses for general liability and workers’ compensation are discounted and subject to a high degree of variability. The causes of variability include, but are not limited to, such factors as future interest and inflation rates, future economic conditions, litigation trends and benefit level changes. The Company has insurance coverage for losses in excess of varying amounts.

Forward-Looking Statements

From time to time, certain information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking information includes statements about the future performance of the Company, which is based on management’s assumptions and beliefs in light of the information currently available to them. When used, the words “plan,” “estimate,” “project,” “intend,” “believe” and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to: competitive practices and pricing in the food and drug industries generally and particularly in the Company’s principal markets; results of programs to control or reduce costs, improve buying practices and control shrink; results of programs to increase sales, including private-label sales, improve perishable departments and improve pricing and promotional efforts; changes in the general economy; changes in consumer spending; changes in population, employment and job growth in the Company’s principal markets; and other factors affecting the Company’s business in or beyond the Company’s control. These factors include changes in the rate of inflation, changes in state and federal legislation or regulation, adverse determinations with respect to litigation or other claims, ability to recruit and retain employees, increases in operating costs including, but not limited to, labor costs, credit card fees and utility costs, particularly electric utility costs, ability to construct new supermarkets or complete remodels as rapidly as planned and stability of product costs. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. The Company assumes no obligation to update publicly these forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

The Company’s cash equivalents and short-term investments are subject to three market risks: interest rate risk, credit risk and secondary market risk. Since most of the cash equivalents and short-term investments are held in money market investments and auction rate securities with frequent rate resets, the Company believes there is no material interest rate risk. In addition, the Company purchases auction rate securities for which the underlying issuers have high credit ratings; therefore, the Company believes the credit risk is low. Auction rate securities are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This failure occurs when secondary market makers withdraw from the auction process that provides the rate reset and liquidity. Subsequent to year end, the Company experienced some issues related to the secondary market risk, which the Company believes will likely be of short duration. Due to the quality of the investments held, the Company does not expect the valuation of the investments to be impacted by the secondary market issues.

The Company’s long-term investments are subject to both interest rate risk and credit risk. The long-term investments at year end primarily consisted of state and municipality issued bonds and collateralized mortgage obligations with high credit ratings; therefore, the Company believes the credit risk is low. The Company purchases its long-term investments with the positive intent and ability to hold such investments to maturity. The Company believes a one-point increase in long-term rates, or 100 basis points, would result in an immaterial unrealized loss on its long-term investments. Since long-term investments are classified as available-for-sale, such a theoretical unrealized loss would impact comprehensive earnings but not net earnings or cash flows.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment and these criteria, management believes that the Company’s internal control over financial reporting was effective as of December 29, 2007.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included on page 27.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule

Page
Reports of Independent Registered Public Accounting Firm	26

Consolidated Financial Statements:

Consolidated Balance Sheets – December 29, 2007 and December 30, 2006	28

Consolidated Statements of Earnings – Years ended December 29, 2007, December 30, 2006 and December 31, 2005	30

Consolidated Statements of Comprehensive Earnings – Years ended December 29, 2007, December 30, 2006 and December 31, 2005	31

Consolidated Statements of Cash Flows – Years ended December 29, 2007, December 30, 2006 and December 31, 2005	32

Consolidated Statements of Stockholders’ Equity – Years ended December 29, 2007, December 30, 2006 and December 31, 2005	34

Notes to Consolidated Financial Statements	35

The following consolidated financial statement schedule of the Company for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 is submitted herewith:

Schedule:
II – Valuation and Qualifying Accounts	48

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Publix Super Markets, Inc.:

We have audited the accompanying consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries (the Company) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 29, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, as of December 31, 2006. As discussed in Note 5, the Company adopted Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 30, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

February 25, 2008
Tampa, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Publix Super Markets, Inc.:

We have audited Publix Super Markets, Inc.’s (the Company) internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Publix Super Markets, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 29, 2007 and December 30, 2006, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 29, 2007, and our report dated February 25, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

February 25, 2008
Tampa, Florida
Certified Public Accountants

PUBLIX SUPER MARKETS, INC.

Consolidated Balance Sheets

December 29, 2007 and

December 30, 2006

	2007	2006
	(Amounts are in thousands)
Assets
Current assets:
Cash and cash equivalents	$182,867	40,596
Short-term investments	237,206	309,196
Trade receivables	360,260	363,020
Merchandise inventories	1,279,531	1,151,907
Deferred tax assets	52,010	58,513
Prepaid expenses	17,080	42,784

Total current assets	2,128,954	1,966,016

Long-term investments	2,512,200	2,271,810
Other noncurrent assets	46,531	55,938

Property, plant and equipment:
Land	213,301	173,595
Buildings and improvements	1,237,343	1,104,917
Furniture, fixtures and equipment	3,822,396	3,521,085
Leasehold improvements	1,068,259	996,315
Construction in progress	92,017	76,875

	6,433,316	5,872,787
Accumulated depreciation	(3,067,844)	(2,773,465)

Net property, plant and equipment	3,365,472	3,099,322

	$8,053,157	7,393,086

See accompanying notes to consolidated financial statements.

	2007	2006
	(Amounts are in thousands, except par value)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$974,648	934,446
Accrued expenses:
Contribution to retirement plans	356,529	359,753
Self-insurance reserves	113,597	112,177
Salaries and wages	97,844	98,293
Other	206,101	216,889
Federal and state income taxes	60,409	33,239

Total current liabilities	1,809,128	1,754,797
Deferred tax liabilities	152,192	225,572
Self-insurance reserves	230,849	251,060
Accrued postretirement benefit cost	77,379	78,894
Other noncurrent liabilities	141,423	107,898

Total liabilities	2,410,971	2,418,221

Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued and outstanding 831,476 shares in 2007 and 839,715 shares in 2006	831,476	839,715
Additional paid-in capital	746,759	533,559
Retained earnings	4,079,428	3,616,368

	5,657,663	4,989,642
Accumulated other comprehensive losses	(15,477)	(14,777)

Total stockholders’ equity	5,642,186	4,974,865
Commitments and contingencies	—	—

	$8,053,157	7,393,086

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Earnings

Years ended December 29, 2007, December 30, 2006

and December 31, 2005

	2007	2006	2005
	(Amounts are in thousands, except per share amounts)
Revenues:
Sales	$23,016,568	21,654,774	20,589,130
Other operating income	177,022	164,951	155,681

Total revenues	23,193,590	21,819,725	20,744,811

Costs and expenses:
Cost of merchandise sold	16,805,829	15,811,957	15,059,680
Operating and administrative expenses	4,743,456	4,457,117	4,230,448

Total costs and expenses	21,549,285	20,269,074	19,290,128

Operating profit	1,644,305	1,550,651	1,454,683
Investment income, net	146,857	115,851	74,293
Other income, net	26,411	21,051	21,762

Earnings before income tax expense	1,817,573	1,687,553	1,550,738
Income tax expense	633,648	590,344	561,582

Net earnings	$1,183,925	1,097,209	989,156

Weighted average shares outstanding	840,523	849,815	860,196

Basic and diluted earnings per share	$1.41	1.29	1.15

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Comprehensive Earnings

Years ended December 29, 2007, December 30, 2006

and December 31, 2005

	2007	2006	2005
	(Amounts are in thousands)
Net earnings	$1,183,925	1,097,209	989,156
Other comprehensive earnings (losses):
Unrealized gain (loss) on investment securities – available-for-sale (AFS), net of tax effect of $619, $4,585 and ($8,484) in 2007, 2006 and 2005, respectively	978	7,282	(13,510)
Reclassification adjustment for net realized gain on investment securities – AFS, net of tax effect of ($2,832), ($564) and ($1,692) in 2007, 2006 and 2005, respectively	(4,496)	(895)	(2,695)
Adjustment to other postretirement benefit plan obligation, net of tax effect of $1,775 in 2007	2,818	—	—

Comprehensive earnings	$1,183,225	1,103,596	972,951

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Cash Flows

Years ended December 29, 2007, December 30, 2006

and December 31, 2005

	2007	2006	2005
	(Amounts are in thousands)
Cash flows from operating activities:
Cash received from customers	$23,057,677	21,683,210	20,560,245
Cash paid to employees and suppliers	(20,695,114)	(19,355,029)	(18,309,454)
Income taxes paid	(672,833)	(735,285)	(678,167)
Payment for self-insured claims	(228,216)	(205,135)	(200,477)
Dividends and interest received	142,454	100,379	73,708
Other operating cash receipts	165,809	152,470	142,185
Other operating cash payments	(13,101)	(11,178)	(8,206)

Net cash provided by operating activities	1,756,676	1,629,432	1,579,834

Cash flows from investing activities:
Payment for property, plant and equipment	(683,290)	(481,247)	(338,946)
Proceeds from sale of property, plant and equipment	7,760	17,289	16,283
Payment for investments	(844,199)	(1,244,890)	(1,102,847)
Proceeds from sale and maturity of investments	667,417	479,683	424,133

Net cash used in investing activities	(852,312)	(1,229,165)	(1,001,377)

Cash flows from financing activities:
Payment for acquisition of common stock	(647,324)	(665,376)	(592,566)
Proceeds from sale of common stock	207,546	234,882	132,070
Dividends paid	(338,575)	(171,645)	(121,949)
Other, net	16,260	(131)	(131)

Net cash used in financing activities	(762,093)	(602,270)	(582,576)

Net increase (decrease) in cash and cash equivalents	142,271	(202,003)	(4,119)
Cash and cash equivalents at beginning of year	40,596	242,599	246,718

Cash and cash equivalents at end of year	$182,867	40,596	242,599

See accompanying notes to consolidated financial statements.

	2007	2006	2005
	(Amounts are in thousands)
Reconciliation of net earnings to net cash provided by operating activities
Net earnings	$1,183,925	1,097,209	989,156
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	406,358	390,996	373,684
Retirement contributions paid or payable in common stock	259,219	268,006	290,422
Deferred income taxes	(66,439)	(30,738)	(32,459)
Loss on disposal and impairment of property, plant and equipment and goodwill	41,554	20,785	7,663
Gain on sale of investments	(7,328)	(1,459)	(4,387)
Net amortization (accretion) of investments	9,130	(8,551)	10,696
Change in operating assets and liabilities providing (requiring) cash:
Trade receivables	2,760	(8,070)	(65,495)
Merchandise inventories	(127,624)	(42,364)	(55,360)
Prepaid expenses and other noncurrent assets	14,693	(1,270)	(31,498)
Accounts payable and accrued expenses	28,971	73,170	180,174
Self-insurance reserves	(18,791)	1,449	5,957
Federal and state income taxes	27,170	(115,113)	(84,126)
Other noncurrent liabilities	3,078	(14,618)	(4,593)

Total adjustments	572,751	532,223	590,678

Net cash provided by operating activities	$1,756,676	1,629,432	1,579,834

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Stockholders’ Equity

Years ended December 29, 2007, December 30, 2006

and December 31, 2005

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired From) Sold to Stockholders	Accumulated Other Comprehensive Earnings (Losses)	Total Stockholders’ Equity
	(Amounts are in thousands, except per share amounts)
Balances at December 25, 2004	$862,959	126,523	2,593,685	—	2,549	3,585,716
Comprehensive earnings (losses)	—	—	989,156	—	(16,205)	972,951
Cash dividends, $0.14 per share	—	—	(121,949)	—	—	(121,949)
Contribution of 17,933 shares to retirement plans	14,210	172,618	—	42,724	—	229,552
Acquired 43,445 shares from stockholders	—	—	—	(592,566)	—	(592,566)
Sale of 9,495 shares to stockholders	273	3,037	—	128,760	—	132,070
Retirement of 30,500 shares	(30,500)	—	(390,582)	421,082	—	—

Balances at December 31, 2005	846,942	302,178	3,070,310	—	(13,656)	4,205,774
Comprehensive earnings	—	—	1,097,209	—	6,387	1,103,596
Cash dividends, $0.20 per share	—	—	(171,645)	—	—	(171,645)
Contribution of 17,090 shares to retirement plans	13,576	208,082	—	53,484	—	275,142
Acquired 37,799 shares from stockholders	—	—	—	(665,376)	—	(665,376)
Sale of 13,482 shares to stockholders	1,397	23,299	—	210,186	—	234,882
Retirement of 22,200 shares	(22,200)	—	(379,506)	401,706	—	—
Adjustment to reflect additional unfunded postretirement benefit obligation per SFAS 158	—	—	—	—	(7,508)	(7,508)

Balances at December 30, 2006	839,715	533,559	3,616,368	—	(14,777)	4,974,865
Comprehensive earnings (losses)	—	—	1,183,925	—	(700)	1,183,225
Cash dividends, $0.40 per share	—	—	(338,575)	—	—	(338,575)
Contribution of 13,188 shares to retirement plans	10,694	202,862	—	48,893	—	262,449
Acquired 31,527 shares from stockholders	—	—	—	(647,324)	—	(647,324)
Sale of 10,100 shares to stockholders	529	10,338	—	196,679	—	207,546
Retirement of 19,462 shares	(19,462)	—	(382,290)	401,752	—	—

Balances at December 29, 2007	$831,476	746,759	4,079,428	—	(15,477)	5,642,186

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

December 29, 2007, December 30, 2006

and December 31, 2005

(1)	Summary of Significant Accounting Policies

(a)	Business

Publix Super Markets, Inc. and its wholly owned subsidiaries (the Company) are in the primary business of operating retail food supermarkets in Florida, Georgia, South Carolina, Alabama and Tennessee. The Company operates in a single industry segment.

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

The fiscal year ends on the last Saturday in December. Fiscal years 2007 and 2006 include 52 weeks. Fiscal year 2005 includes 53 weeks.

(d)	Cash Equivalents

The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

(e)	Trade Receivables

Trade receivables primarily include amounts due from vendor allowances, debit and credit card sales and third party insurance pharmacy billings.

(f)	Inventories

Inventories are valued at the lower of cost or market. The cost for 85% and 86% of inventories was determined using the dollar value last-in, first-out method as of December 29, 2007 and December 30, 2006, respectively. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The Company also reduces inventory for estimated losses related to shrink.

(g)	Investments

All of the Company’s debt and marketable equity securities are classified as available-for-sale (AFS). AFS securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as other comprehensive earnings (losses) and included as a separate component of stockholders’ equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income, net. The Company reviews its investments for other-than-temporary impairments based on criteria that include the extent to which cost exceeds market value, the duration of the market decline and the financial health of and prospects for the issuer. Realized gains and losses and declines in value judged to be other-than-temporary on AFS securities are included in investment income, net. The cost of securities sold is based on the specific identification method.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

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

(h)	Property, Plant and Equipment and Depreciation

Assets are recorded at cost and are depreciated using the straight-line method over their estimated useful lives or the terms of their leases, if shorter, as follows:

Buildings and improvements	10 – 40 years
Furniture, fixtures and equipment	3 – 20 years
Leasehold improvements	2 – 40 years

Maintenance and repairs are charged to operating expenses as incurred. Expenditures for renewals and betterments are capitalized. The gain or loss realized on disposed assets or assets to be disposed of is recorded as operating and administrative expenses in the consolidated statements of earnings.

(i)	Capitalized Computer Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use. These costs are capitalized and amortized over a three year life. The amounts capitalized were $16,132,000, $14,297,000 and $10,176,000 for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

(j)	Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the net book value of an asset to the future net undiscounted cash flows expected to be generated by the asset. An impairment loss is recorded for the excess of the net book value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell and are no longer depreciated.

Due to declining operating results in 2007 at its Crispers restaurants, the Company recorded an asset impairment charge of $16,117,000 to write down certain furniture, fixtures and equipment and leasehold improvements to fair value at underperforming Crispers restaurants. Additionally, the Company recorded a related goodwill impairment charge of $16,135,000 to write down substantially all of its recorded goodwill in Crispers. These impairment charges are included in operating and administrative expenses in the consolidated statements of earnings.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

(k)	Self-Insurance

Self-insurance reserves are established for health care, fleet liability, general liability and workers’ compensation claims. These reserves are determined based on actual claims experience and an estimate of claims incurred but not reported, including, where necessary, actuarial studies. Actuarial projections of losses for general liability and workers’ compensation are discounted. The Company has insurance coverage for losses in excess of varying amounts.

(l)	Stock Split

On April 18, 2006, the Company’s stockholders approved an increase in the number of authorized shares of common stock from 300 million shares to one billion shares to allow for a 5-for-1 stock split effective July 1, 2006. All applicable data, including share and per share amounts, in the accompanying consolidated financial statements have been retroactively restated to give effect to the stock split.

(m)	Comprehensive Earnings

Comprehensive earnings include net earnings and other comprehensive earnings. Other comprehensive earnings include revenues, expenses, gains and losses that have been excluded from net earnings and recorded directly to stockholders’ equity. Included in other comprehensive earnings for the Company are unrealized gains and losses on AFS securities and an adjustment to other postretirement benefit plan obligation.

As of December 29, 2007, accumulated other comprehensive losses include net unrealized losses on AFS securities of $17,555,000, net of tax effect of $6,768,000 and unfunded postretirement benefit obligation of $7,643,000, net of tax effect of $2,953,000. As of December 30, 2006, accumulated other comprehensive losses include net unrealized losses on AFS securities of $11,824,000, net of tax effect of $4,555,000 and unfunded postretirement benefit obligation of $12,236,000, net of tax effect of $4,728,000.

(n)	Revenue Recognition

Revenue is recognized at the point of sale for retail sales. Vendor coupons that are reimbursed are accounted for as sales. Coupons and other sales incentives offered by the Company that are not reimbursed are recorded as a reduction of sales.

(o)	Sales Taxes

The Company records sales net of applicable sales taxes.

(p)	Other Operating Income

Other operating income includes income generated from other activities, primarily lottery commissions, automated teller transactions, commissions on licensee sales, check cashing fees, circulation commissions, money transfer fees and vending machine commissions.

(q)	Cost of Merchandise Sold

Cost of merchandise sold includes costs of inventory and costs related to in-store production. Cost of merchandise sold also includes inbound freight charges, purchasing and receiving costs, warehousing costs and other costs of the Company’s distribution network.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

Vendor allowances and credits, including cooperative advertising fees, received from a vendor in connection with the purchase or promotion of the vendor’s products, are recognized as a reduction of cost of merchandise sold as earned. These allowances and credits are recognized as earned in accordance with the underlying agreement with the vendor and completion of the earning process. Short-term vendor agreements with advance payment provisions are recorded as a current liability and are recognized over the appropriate period as earned according to the underlying agreement. Long-term vendor agreements with advance payment provisions are recorded as a noncurrent liability and are recognized over the appropriate period as earned according to the underlying agreement.

(r)	Advertising Costs

Advertising costs are expensed as incurred and were $182,863,000, $163,141,000 and $153,528,000 for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

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

(u)	Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net earnings by the weighted average shares outstanding. Basic and diluted earnings per share are the same because the Company does not have options or other stock compensation programs that would impact the calculation of diluted earnings per share.

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

Certain 2006 and 2005 amounts have been reclassified to conform with the 2007 presentation. The Company reclassified auction rate securities previously classified as cash and cash equivalents to short-term investments in the amounts of $182,975,000, $93,370,000 and $123,570,000 as of December 30, 2006, December 31, 2005 and December 25, 2004, respectively. This reclassification also impacted net cash used in investing activities. There was no impact on net earnings or net cash provided by operating activities as a result of the reclassification.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

(2)	Merchandise Inventories

If the FIFO method of valuing inventories had been used by the Company to value all inventories, inventories and current assets would have been higher than reported by $195,169,000 and $165,561,000 as of December 29, 2007 and December 30, 2006, respectively.

(3)	Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents: The carrying amount for cash and cash equivalents approximates fair value.

Investment securities: The fair values for debt and marketable equity securities are based on quoted market prices.

The carrying amount of the Company’s other financial instruments as of December 29, 2007 and December 30, 2006 approximated their respective fair values. Other investments are accounted for using the equity method. The carrying amount of other investments approximates fair value.

(4)	Investments

Following is a summary of investments as of December 29, 2007 and December 30, 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
2007
Available-for-sale:
Tax exempt bonds	$810,840	5,291	513	815,618
Taxable bonds	1,673,612	5,843	43,859	1,635,596
Equity securities	223,874	32,024	16,341	239,557

	2,708,326	43,158	60,713	2,690,771
Other investments	58,635	—	—	58,635

	$2,766,961	43,158	60,713	2,749,406

2006
Available-for-sale:
Tax exempt bonds	$827,885	1,161	5,991	823,055
Taxable bonds	1,593,219	3,165	24,261	1,572,123
Equity securities	114,909	15,411	1,309	129,011

	2,536,013	19,737	31,561	2,524,189
Other investments	56,817	—	—	56,817

	$2,592,830	19,737	31,561	2,581,006

Included in tax exempt bonds are auction rate securities with a cost and fair value of $132,500,000 and $182,975,000 as of December 29, 2007 and December 30, 2006, respectively.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

The realized gains on sales of AFS securities totaled $13,414,000, $3,549,000 and $5,517,000 for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively, and the realized losses totaled $6,086,000, $2,090,000 and $1,130,000, respectively.

The amortized cost and estimated fair value of debt and marketable equity securities classified as AFS and other investments as of December 29, 2007 and December 30, 2006, by expected maturity, are as follows:

	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$104,849	104,706	126,625	126,221
Due after one year through five years	446,448	450,056	407,177	403,757
Due after five years through ten years	108,934	107,890	104,570	102,983
Due after ten years	1,824,221	1,788,562	1,782,732	1,762,217

	2,484,452	2,451,214	2,421,104	2,395,178
Equity securities	223,874	239,557	114,909	129,011
Other investments	58,635	58,635	56,817	56,817

	$2,766,961	2,749,406	2,592,830	2,581,006

Following is a summary of temporarily impaired investments by the time period impaired as of December 29, 2007 and December 30, 2006:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
2007
Tax exempt bonds	$3,203	8	145,976	505	149,179	513
Taxable bonds	444,549	8,270	572,115	35,589	1,016,664	43,859
Equity securities	80,441	15,706	4,037	635	84,478	16,341

Total temporarily impaired investments	$528,193	23,984	722,128	36,729	1,250,321	60,713

2006
Tax exempt bonds	$241,734	1,350	339,885	4,641	581,619	5,991
Taxable bonds	472,347	3,842	659,608	20,419	1,131,955	24,261
Equity securities	17,376	1,309	—	—	17,376	1,309

Total temporarily impaired investments	$731,457	6,501	999,493	25,060	1,730,950	31,561

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

The Company believes the reported unrealized losses are temporary. To make this determination, management reviews the length of time and the extent to which the security’s market value has been less than cost; the financial condition, credit worthiness and near term prospects of the issuer; the intent and ability to hold the security for a period of time sufficient to allow recovery of cost; and underlying factors mitigating risk of loss of principal or default of interest payments. There are 483 investment issues contributing to the total unrealized loss of $60,713,000 as of December 29, 2007. The unrealized loss is primarily driven by changes in interest rates impacting the market value of the bonds owned by the Company as well as stock and bond market volatility. The Company continues to receive scheduled principal and interest payments on these investments.

(5)	Postretirement Benefits

The Company provides postretirement life insurance benefits for certain salaried and hourly full-time employees who meet the eligibility requirements. Effective January 1, 2002, the Company amended the retiree life insurance benefit under its Group Life Insurance Plan. To receive the retiree life insurance benefit after the amendment, an employee must have had at least five years of full-time service and the employee’s age plus years of credited service must have equaled 65 or greater as of October 1, 2001. At retirement, such employees also must be at least age 55 with ten years of full-time service to be eligible to receive postretirement life insurance benefits.

In adopting Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158), the Company recognized the underfunded status of its postretirement plan as a liability and as a component of accumulated other comprehensive losses, net of tax effect as of December 30, 2006.

The Company made benefit payments to beneficiaries of retirees of $2,440,000, $3,169,000 and $2,841,000 during the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of plan assets measured as of October 1.

	2007	2006
	(Amounts are in thousands)
Change in benefit obligation:
Benefit obligation as of beginning of year	$81,852	85,628
Service cost	267	372
Interest cost	4,758	4,656
Actuarial gain	(3,814)	(5,635)
Benefit payments	(2,440)	(3,169)

Benefit obligation as of end of year	$80,623	81,852

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

	2007	2006
	(Amounts are in thousands)
Change in fair value of plan assets:
Fair value of plan assets as of beginning of year	$—	—
Employer contributions	2,440	3,169
Benefit payments	(2,440)	(3,169)

Fair value of plan assets as of end of year	$—	—

Funded status	$80,623	81,852
Unrecognized actuarial loss	(7,643)	(12,236)
Amount recognized in noncurrent liabilities	7,643	12,236

Accrued postretirement benefit cost	$80,623	81,852

The benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Year
(Amounts are in thousands)
2008	$3,244
2009	3,491
2010	3,744
2011	3,989
2012	4,235
2013 through 2017	25,406
Thereafter	36,514

$80,623

Following are the actuarial assumptions that were used in the calculation of the year end benefit obligation:

	2007	2006	2005
Discount rate	6.30%	5.90%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%

In 2007 and 2006, the Company determined the discount rate using a yield curve methodology based on high quality corporate bonds with a rating of AA or better. Prior to 2006, the discount rate was based on the Moody’s AA 20 year corporate bond rate.

Net periodic postretirement benefit cost consists of the following components:

	2007	2006	2005
	(Amounts are in thousands)
Service cost	$267	372	479
Interest cost	4,758	4,656	4,568
Amortization of prior service cost	—	(2,446)	(4,075)
Recognized actuarial loss	779	2,115	1,856

Net periodic postretirement benefit cost	$5,804	4,697	2,828

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

Effective with the adoption of SFAS 158, actuarial losses are amortized from accumulated other comprehensive losses into net periodic postretirement benefit cost over future years when the accumulation of such losses exceeds 10% of the year end benefit obligation.

Following are the actuarial assumptions that were used in the calculation of the net periodic postretirement benefit cost:

	2007	2006	2005
Discount rate	5.90%	5.50%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%

(6)	Retirement Plans

The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. The amount of the Company’s discretionary contribution to the ESOP is determined annually by the Board of Directors and can be made in Company common stock or cash. The expense recorded for contributions to this plan was $239,197,000, $249,710,000 and $273,429,000 for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

The Company has a 401(k) plan for the benefit of eligible employees. The 401(k) plan is a voluntary defined contribution plan. Eligible employees may contribute up to 10% of their eligible annual compensation, subject to the maximum contribution limits established by federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2007, 2006 and 2005, the Board of Directors approved a match of 50% of eligible contributions up to 3% of eligible wages, not to exceed a maximum match of $750 per employee. The match, which is determined as of the last day of the plan year and paid in the subsequent plan year, is in common stock of the Company. The expense recorded for the Company’s match to the 401(k) plan was $20,022,000, $18,296,000 and $16,993,000 for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

(7)	Income Taxes

Total income taxes for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 were allocated as follows:

	2007	2006	2005
	(Amounts are in thousands)
Earnings	$633,648	590,344	561,582
Other comprehensive earnings (losses)	(438)	4,021	(10,176)
Accumulated other comprehensive losses	—	(4,728)	—

	$633,210	589,637	551,406

The provision for income taxes consists of the following:

	Current	Deferred	Total
	(Amounts are in thousands)
2007
Federal	$615,121	(59,077)	556,044
State	84,966	(7,362)	77,604

	$700,087	(66,439)	633,648

2006
Federal	$560,073	(25,218)	534,855
State	61,009	(5,520)	55,489

	$621,082	(30,738)	590,344

2005
Federal	$518,473	(27,920)	490,553
State	75,568	(4,539)	71,029

	$594,041	(32,459)	561,582

A reconciliation of the provision for income taxes at the federal statutory tax rate of 35% to earnings before income taxes compared to the Company’s actual income tax expense is as follows:

	2007	2006	2005
	(Amounts are in thousands)
Federal tax at statutory tax rate	$636,150	590,644	542,758
State income taxes (net of federal tax benefit)	50,443	36,068	46,169
ESOP dividend	(36,588)	(18,660)	(13,254)
Other, net	(16,357)	(17,708)	(14,091)

	$633,648	590,344	561,582

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 29, 2007 and December 30, 2006 are as follows:

	2007	2006
	(Amounts are in thousands)
Deferred tax assets:
Self-insurance reserves	$118,301	127,596
Retirement plan contributions	40,147	37,851
Postretirement benefit cost	31,103	31,582
Reserves not currently deductible	12,167	14,201
Advance purchase allowances	9,279	11,456
Inventory capitalization	9,196	9,685
Other	13,205	10,503

Total deferred tax assets	$233,398	242,874

Deferred tax liabilities:
Property, plant and equipment, principally due to depreciation	$331,420	396,726
Other	2,160	13,207

Total deferred tax liabilities	$333,580	409,933

The Company expects the results of future operations and the reversal of deferred tax liabilities to generate sufficient taxable income to allow utilization of deferred tax assets; therefore, no valuation allowance has been recorded as of December 29, 2007 or December 30, 2006.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48) on December 31, 2006, the beginning of the 2007 fiscal year. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2002 through 2006 tax years. The Internal Revenue Service is currently auditing tax years 2002 through 2005. The periods subject to examination for the Company’s state returns are the 2005 and 2006 tax years. The Company believes that the outcome of any examination will not have a material effect on its financial condition, results of operations or cash flows. As of December 29, 2007, the Company has an immaterial accrual for income tax related interest expense.

Upon adoption of FIN 48 and for the year ended December 29, 2007, the Company had no unrecognized tax benefits. Because the Company does not have any unrecognized tax benefits as of December 29, 2007, there will be no effect on the Company’s effective income tax rate in future periods due to the recognition of unrecognized tax benefits.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

(8)	Commitments and Contingencies

(a)	Operating Leases

The Company conducts a major portion of its retail operations from leased premises. Initial terms of the leases are typically 20 years, followed by renewal options at five year intervals and may include rent escalation clauses. Minimum rentals represent fixed lease obligations, including insurance and maintenance, to the extent they are fixed in the lease. Contingent rentals represent payment of variable lease obligations, including real estate taxes, insurance, maintenance and, for certain premises, additional rentals based on a percentage of sales in excess of stipulated minimums. The payment of variable real estate taxes, insurance and maintenance is generally based on the Company’s prorata share of total shopping center square footage. The Company recognizes rent expense for operating leases with rent escalation clauses on a straight-line basis over the applicable lease term. Additionally, the Company has operating leases for certain transportation and other equipment.

Total rental expense for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, is as follows:

	2007	2006	2005
	(Amounts are in thousands)
Minimum rentals	$361,960	336,932	350,654
Contingent rentals	110,989	111,624	100,849
Sublease rental income	(8,836)	(8,978)	(9,245)

	$464,113	439,578	442,258

As of December 29, 2007, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:

Year	Minimum Rental Commitments	Sublease Rental Income	Net
	(Amounts are in thousands)
2008	$370,002	(7,197)	362,805
2009	360,384	(4,027)	356,357
2010	349,740	(3,542)	346,198
2011	333,247	(2,430)	330,817
2012	313,142	(2,048)	311,094
Thereafter	2,455,664	(5,086)	2,450,578

	$4,182,179	(24,330)	4,157,849

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

The Company also owns shopping centers which are leased to tenants for minimum monthly rentals plus, in certain instances, contingent rentals. Minimum rentals represent fixed lease commitments, including insurance and maintenance. Contingent rentals include variable real estate taxes, insurance, maintenance and, in certain instances, additional rentals based on a percentage of sales in excess of stipulated minimums. Total rental amounts included in trade receivables were $1,056,000 and $1,255,000 as of December 29, 2007 and December 30, 2006, respectively. Rental income was $23,638,000, $21,565,000 and $19,815,000 for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. The approximate amounts of minimum future rental payments to be received under noncancelable operating leases are $18,795,000, $15,337,000, $11,982,000, $9,324,000 and $6,513,000 for the years 2008 through 2012, respectively, and $37,036,000 thereafter.

(b)	Letters of Credit

As of December 29, 2007, the Company had $12,100,000 outstanding in trade letters of credit and $3,100,000 in standby letters of credit to support certain purchase obligations. In addition, the Company had $181,500,000 in standby letters of credit outstanding for the benefit of the Company’s insurance carriers related to self-insurance reserves.

(c)	Litigation

The Company is a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(9)	Quarterly Information (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 29, 2007 and December 30, 2006. All quarters have 13 weeks.

	Quarter
	First	Second	Third	Fourth
	(Amounts are in thousands, except per share amounts)
2007
Revenues	$5,921,757	5,698,999	5,632,929	5,939,905
Costs and expenses	$5,478,320	5,265,593	5,291,268	5,514,104
Net earnings	$317,581	306,398	248,995	310,951
Basic and diluted earnings per share	$0.38	0.36	0.30	0.37

2006
Revenues	$5,551,078	5,382,654	5,286,681	5,599,312
Costs and expenses	$5,132,648	5,002,288	4,948,628	5,185,510
Net earnings	$288,407	264,005	252,867	291,930
Basic and diluted earnings per share	$0.34	0.31	0.30	0.35

Schedule II

PUBLIX SUPER MARKETS, INC.

Valuation and Qualifying Accounts

Years ended December 29, 2007, December 30, 2006

and December 31, 2005

(Amounts are in thousands)

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions From Reserves	Balance at End of Year
Year ended December 29, 2007
Reserves not deducted from assets:
Self-insurance reserves:
Current	$112,177	229,636	228,216	113,597
Noncurrent	251,060	—	20,211	230,849

	$363,237	229,636	248,427	344,446

Year ended December 30, 2006
Reserves not deducted from assets:
Self-insurance reserves:
Current	$119,339	197,973	205,135	112,177
Noncurrent	242,449	8,611	—	251,060

	$361,788	206,584	205,135	363,237

Year ended December 31, 2005
Reserves not deducted from assets:
Self-insurance reserves:
Current	$115,010	204,806	200,477	119,339
Noncurrent	240,821	1,628	—	242,449

	$355,831	206,434	200,477	361,788

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 29, 2007, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Internal Control over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included on page 24 of this report. The Company’s independent registered public accounting firm, KPMG LLP, has issued their audit report on the effectiveness of the Company’s internal control over financial reporting, which is included on page 27.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information concerning the executive officers of the Company is set forth in Part I under the caption “Executive Officers of the Company.” All other information concerning the directors and executive officers of the Company is incorporated by reference from the Proxy Statement of the Company (2008 Proxy Statement) which the Company intends to file no later than 120 days after its fiscal year end.

The Company has adopted a Code of Ethical Conduct for Financial Managers that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and all persons performing similar functions. A copy of the Code of Ethical Conduct for Financial Managers was filed as Exhibit 14 to the Annual Report of the Company on Form 10-K for the year ended December 28, 2002.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated by reference from the 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership is incorporated by reference from the 2008 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference from the 2008 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated by reference from the 2008 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Consolidated Financial Statements and Schedule

The consolidated financial statements and schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

3.1(a)	Composite of the Restated Articles of Incorporation of the Company dated June 25, 1979 as amended by (i) Articles of Amendment dated February 22, 1984, (ii) Articles of Amendment dated June 24, 1992, (iii) Articles of Amendment dated June 4, 1993, and (iv) Articles of Amendment dated April 18, 2006 are incorporated by reference to the exhibits to the Quarterly Report of the Company on Form 10-Q for the quarter ended April 1, 2006.

3.1(b)	Articles of Amendment of the Restated Articles of Incorporation of the Company dated April 18, 2006 are incorporated by reference to the exhibits to the Quarterly Report of the Company on Form 10-Q for the quarter ended April 1, 2006.

3.2	Amended and Restated By-laws of the Company are incorporated by reference to the exhibits to the Quarterly Report of the Company on Form 10-Q for the quarter ended June 29, 2002.

10.	Indemnification Agreement is incorporated by reference to the form attached as an exhibit to the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2001, between the Company and all of its directors and officers as reported in the quarterly, annual and current reports of the Company on Form 10-Q, Form 10-K and Form 8-K for the periods ended March 31, 2001, June 30, 2001, September 29, 2001, June 29, 2002, December 28, 2002, September 27, 2003, December 27, 2003, March 27, 2004, May 18, 2005, July 1, 2005, January 30, 2006 and January 30, 2008.

10.1	Non-Employee Directors Stock Purchase Plan Summary Plan Description, as registered in the Form S-8 filed with the Securities and Exchange Commission on June 21, 2001, is incorporated by reference to the exhibits to the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2001.

10.2	Incentive Bonus Plan is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 25, 2004.

10.3	Employee Stock Ownership Plan as amended and restated as of January 1, 2007.

10.4	401(k) SMART Plan as amended and restated as of January 1, 2007.

14.	Code of Ethical Conduct for Financial Managers is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 28, 2002.

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

February 29, 2008	By:	/s/ John A. Attaway, Jr.
John A. Attaway, Jr.
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carol Jenkins Barnett Carol Jenkins Barnett	Director	February 29, 2008

/s/ Hoyt R. Barnett Hoyt R. Barnett	Vice Chairman and Director	February 29, 2008

/s/ Joan G. Buccino Joan G. Buccino	Director	February 29, 2008

/s/ William E. Crenshaw William E. Crenshaw	President and Director	February 29, 2008

/s/ Sherrill W. Hudson Sherrill W. Hudson	Director	February 29, 2008

/s/ Charles H. Jenkins, Jr. Charles H. Jenkins, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ Howard M. Jenkins Howard M. Jenkins	Chairman of the Board and Director	February 29, 2008

/s/ E. Vane McClurg E. Vane McClurg	Director	February 29, 2008

/s/ Kelly E. Norton Kelly E. Norton	Director	February 29, 2008

/s/ Maria A. Sastre Maria A. Sastre	Director	February 29, 2008

/s/ David P. Phillips David P. Phillips	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 29, 2008