Form 10-Q
period 2008-03-29
PUBLIX SUPER MARKETS INC
filed 2008-05-08
CIK 81061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-00981

PUBLIX SUPER MARKETS, INC.

(Exact name of Registrant as specified in its charter)

Florida	59-0324412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3300 Publix Corporate Parkway Lakeland, Florida	33811
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, as of April 25, 2008 was 828,520,000.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts are in thousands, except par value)

ASSETS

	March 29, 2008	December 29, 2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$530,663	182,867
Short-term investments	96,613	237,206
Trade receivables	386,954	360,260
Merchandise inventories	1,222,536	1,279,531
Deferred tax assets	56,883	52,010
Prepaid expenses	30,873	17,080

Total current assets	2,324,522	2,128,954

Long-term investments	2,669,086	2,512,200
Other noncurrent assets	43,712	46,531
Property, plant and equipment	6,559,672	6,433,316
Accumulated depreciation	(3,149,879)	(3,067,844)

Net property, plant and equipment	3,409,793	3,365,472

	$8,447,113	8,053,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,003,365	974,648
Accrued expenses:
Contribution to retirement plans	178,965	356,529
Self-insurance reserves	118,164	113,597
Salaries and wages	128,028	97,844
Dividends payable	364,511	—
Other	214,503	206,101
Federal and state income taxes	232,381	60,409

Total current liabilities	2,239,917	1,809,128

Deferred tax liabilities	164,523	152,192
Self-insurance reserves	231,515	230,849
Accrued postretirement benefit cost	77,113	77,379
Other noncurrent liabilities	140,886	141,423

Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 833,223 shares at March 29, 2008 and 831,476 shares at December 29, 2007	833,223	831,476
Additional paid-in capital	780,045	746,759
Retained earnings	4,057,245	4,079,428

	5,670,513	5,657,663
Treasury stock at cost, 4,050 shares at March 29, 2008	(83,835)	—
Accumulated other comprehensive earnings (losses)	6,481	(15,477)

Total stockholders’ equity	5,593,159	5,642,186

	$8,447,113	8,053,157

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Three Months Ended
	March 29, 2008	March 31, 2007
	(Unaudited)
Revenues:
Sales	$6,230,885	5,878,164
Other operating income	45,528	43,593

Total revenues	6,276,413	5,921,757

Costs and expenses:
Cost of merchandise sold	4,534,351	4,287,763
Operating and administrative expenses	1,257,848	1,190,557

Total costs and expenses	5,792,199	5,478,320

Operating profit	484,214	443,437
Investment income, net	36,737	36,538
Other income, net	5,532	4,734

Earnings before income tax expense	526,483	484,709
Income tax expense	183,323	167,128

Net earnings	$343,160	317,581

Weighted average shares outstanding	827,596	841,981

Basic and diluted earnings per share	$0.41	0.38

Cash dividends declared per common share	$0.44	0.40

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts are in thousands)

	Three Months Ended
	March 29, 2008	March 31, 2007
	(Unaudited)
Net earnings	$343,160	317,581
Other comprehensive earnings:
Unrealized gain on investment securities available-for-sale (AFS), net of tax effect of $13,345 and $3,145 in 2008 and 2007, respectively	21,192	4,993
Reclassification adjustment for net realized gain on investment securities AFS, net of tax effect of ($346) and ($540) in 2008 and 2007, respectively	(549)	(858)

Comprehensive earnings	$363,803	321,716

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts are in thousands)

	Three Months Ended
	March 29, 2008	March 31, 2007
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$6,212,790	5,882,941
Cash paid to employees and suppliers	(5,426,184)	(5,144,032)
Income taxes paid	(17,210)	(26,979)
Payment for self-insured claims	(64,411)	(50,582)
Dividends and interest received	36,946	33,816
Other operating cash receipts	42,964	40,716
Other operating cash payments	(558)	(1,881)

Net cash provided by operating activities	784,337	733,999

Cash flows from investing activities:
Payment for property, plant and equipment	(150,993)	(144,398)
Proceeds from sale of property, plant and equipment	622	1,484
Payment for investments	(183,196)	(584,744)
Proceeds from sale and maturity of investments	199,078	223,733

Net cash used in investing activities	(134,489)	(503,925)

Cash flows from financing activities:
Payment for acquisition of common stock	(342,511)	(187,151)
Proceeds from sale of common stock	40,534	50,331
Other, net	(75)	(131)

Net cash used in financing activities	(302,052)	(136,951)

Net increase in cash and cash equivalents	347,796	93,123
Cash and cash equivalents at beginning of period	182,867	40,596

Cash and cash equivalents at end of period	$530,663	133,719

See accompanying notes to condensed consolidated financial statements.	(Continued)

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts are in thousands)

	Three Months Ended
	March 29, 2008	March 31, 2007
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities
Net earnings	$343,160	317,581
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	104,960	98,928
Retirement contributions paid or payable in common stock	75,612	71,138
Deferred income taxes	(5,864)	(11,368)
Loss on disposal and impairment of property, plant and equipment and goodwill	5,495	11,877
Gain on sale of investments	(895)	(1,398)
Net amortization (accretion) of investments	2,150	(2,561)
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(26,694)	(2,898)
Merchandise inventories	56,995	40,322
Prepaid expenses and other noncurrent assets	(15,167)	(13,017)
Accounts payable and accrued expenses	67,271	64,810
Self-insurance reserves	5,233	6,449
Federal and state income taxes	171,972	151,505
Other noncurrent liabilities	109	2,631

Total adjustments	441,177	416,418

Net cash provided by operating activities	$784,337	733,999

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. Due to the seasonal nature of the Company’s business, the results of operations for the three months ended March 29, 2008 are not necessarily indicative of the results for the entire 2008 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

2.	The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.	Certain 2007 amounts have been reclassified to conform with the 2008 presentation. Additionally, the Company reclassified auction rate securities previously classified as cash and cash equivalents to short-term investments in the amounts of $445,800,000 and $182,975,000 as of March 31, 2007 and December 30, 2006, respectively. This reclassification also impacted net cash used in investing activities. There was no impact on net earnings or net cash provided by operating activities as a result of the reclassification.

4.	In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurement,” effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Dates of FASB Statement No. 157,” which defers the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The partial adoption of SFAS 157 had no effect on the Company’s financial condition, results of operations or cash flows.

As of December 30, 2007, the Company adopted SFAS 157 for its available-for-sales (AFS) securities. Following are descriptions of the SFAS 157 measurement categories used as of the reporting date.

Level 1 – Fair value is determined by using quoted prices in active markets for identical investments. AFS securities that are included in this category are primarily equity securities.

Level 2 – Fair value is determined by using other than quoted prices. By using observable inputs (for example, interest rates) the fair value is determined through the use of models or other valuation methodologies. AFS securities that are included in this category are primarily tax exempt and taxable bonds.

Level 3 – Fair value is determined by using other than observable inputs. Fair value is determined by using the best information available in the circumstances and requires significant management judgment or estimation. No AFS securities are currently included in this category.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a summary of fair value measurements for AFS securities as of March 29, 2008:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
AFS securities	$2,702,551	200,127	2,502,424	—

There are no other major categories of assets and liabilities that are recognized at fair value for which SFAS 157 has not been applied.

5.	In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires financial statement recognition of the overfunded or underfunded status of a defined benefit postretirement plan or other postretirement plan as an asset or liability and recognition of changes in the funded status in comprehensive earnings in the year in which the changes occur, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires that the measurement date for the calculation of plan assets and obligations coincide with a company’s fiscal year end date, effective for fiscal years ending after December 15, 2008. On December 30, 2007, the Company adopted the measurement date provision. As of March 29, 2008, retained earnings includes a measurement date adjustment for the net periodic benefit cost of $801,000, net of tax effect of $505,000. In addition, accumulated other comprehensive earnings includes a measurement date adjustment to reduce the projected benefit obligation by $1,315,000, net of tax effect of $828,000. The adoption of the recognition and measurement provisions of SFAS 158 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

6.	In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The Company has not elected the fair value option.

7.	In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” effective for fiscal years beginning after December 15, 2008. SFAS 141(R) will change the accounting treatment for business combinations on a prospective basis. SFAS 141(R) requires that all assets, liabilities, contingent considerations and contingencies of an acquired business be recorded at fair value at the acquisition date. SFAS 141(R) also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. SFAS 141(R) will only affect the Company’s financial condition or results of operations to the extent it has business combinations after the effective date.

8.	In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” effective for fiscal years beginning after December 15, 2008. SFAS 160 requires the noncontrolling interest in a subsidiary be reported as a separate component of stockholders’ equity in the consolidated financial statements. SFAS 160 also requires net income attributable to the noncontrolling interest in a subsidiary be reported separately on the face of the consolidated statement of earnings. Changes in ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is to be measured at fair value with any gain or loss recognized in earnings. The adoption of SFAS 160 is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” effective for fiscal years beginning after November 15, 2008. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not currently have derivatives or enter into hedging activities as defined by SFAS 133; therefore, the adoption of SFAS 161 is not expected to have an effect on the Company’s financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is primarily engaged in the retail food industry, operating stores in Florida, Georgia, South Carolina, Alabama and Tennessee. As of March 29, 2008, the Company operated 928 supermarkets, five convenience stores, 37 liquor stores and 41 Crispers restaurants.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $3,296.4 million as of March 29, 2008 as compared with $2,932.3 million as of December 29, 2007. As of March 29, 2008, the Company had $72.7 million invested in auction rate securities (ARS).

Beginning in February 2008, as a result of the recent liquidity issues experienced in the global credit and capital markets, auctions for ARS held by the Company failed. An auction fails when secondary market makers withdraw from the auction process that provides rate resets and liquidity. However, a failed auction does not represent a default by the issuer. The underlying issuers of the ARS held by the Company have high credit ratings and continue to pay interest in accordance with the terms of the underlying security. Liquidity will be limited, however, until there is a successful auction or the issuers call the securities. Because of the current absence of a liquid market, the Company has reclassified ARS from short-term to long-term investments in the Company’s condensed consolidated balance sheets. Due to the quality of the ARS held and the Company’s ability to maintain the securities, the Company does not expect the valuation of these securities to be impacted by the secondary market issues; therefore, no impairment charges have been recorded as of March 29, 2008.

Net cash provided by operating activities

Net cash provided by operating activities was $784.3 million for the three months ended March 29, 2008 as compared with $734.0 million for the three months ended March 31, 2007. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities

Net cash used in investing activities was $134.5 million for the three months ended March 29, 2008 as compared with $503.9 million for the three months ended March 31, 2007. For the three months ended March 29, 2008, the primary use of net cash in investing activities was funding capital expenditures. Capital expenditures totaled $151.0 million. These expenditures were incurred in connection with the opening of two net new supermarkets (six new supermarkets opened and four supermarkets closed) and remodeling 21 supermarkets. Net new supermarkets added an additional 0.1 million square feet in the three months ended March 29, 2008, a 0.3% increase. Expenditures were also incurred for new or enhanced information technology hardware and applications and emergency backup generators.

For the three months ended March 31, 2007, the primary use of net cash in investing activities was funding capital expenditures and net increases in investments. Capital expenditures totaled $144.4 million. These expenditures were incurred in connection with the opening of nine net new supermarkets (13 new supermarkets opened and four supermarkets closed) and remodeling 20 supermarkets. Net new supermarkets added an additional 0.4 million square feet in the three months ended March 31, 2007, a 1.0% increase. Expenditures were also incurred for new or enhanced information technology hardware and applications and emergency backup generators. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $361.0 million.

Capital expenditure projection

Capital expenditures for the remainder of 2008, primarily consisting of new supermarkets, remodeling certain existing supermarkets, construction of a second data center, new or enhanced information technology hardware and applications and installation of emergency backup generators, are expected to be approximately $589.0 million. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities

Net cash used in financing activities was $302.1 million for the three months ended March 29, 2008 as compared with $137.0 million for the three months ended March 31, 2007. The primary use of net cash in financing activities was funding net common stock repurchases. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), 401(k) Plan, Employee Stock Ownership Plan (ESOP) and Non-Employee Directors Stock Purchase Plan (Directors Plan). Net common stock repurchases totaled $302.0 million for the three months ended March 29, 2008 as compared with $136.8 million for the three months ended March 31, 2007. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends

On March 5, 2008, the Company declared an annual cash dividend on its common stock of $0.44 per share or approximately $364.5 million, payable on June 2, 2008 to stockholders of record as of the close of business April 25, 2008. In 2007, the Company paid an annual cash dividend on its common stock of $0.40 per share or $338.6 million.

Cash requirements

In 2008, the cash requirements for current operations, capital expenditures, common stock repurchases and payment of the annual cash dividend are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be readily available to support the Company’s liquidity requirements if needed.

Results of Operations

Sales

Sales for the three months ended March 29, 2008 were $6.2 billion as compared with $5.9 billion for the three months ended March 31, 2007, an increase of $352.7 million or a 6.0% increase. The Company estimates that its sales increased $141.1 million or 2.4% from net new supermarkets and $211.6 million or 3.6% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). In past years when the Easter holiday sales (sales from the week before Easter) were included in the first quarter, the sales for the six day week that followed were included in the second quarter. This six day week is due to the supermarkets being closed on Easter. When these two weeks are in different quarters, first quarter sales benefit from the Easter holiday sales. This year, the Easter holiday sales and the sales for the six day week that followed were both in the first quarter. Therefore, there was an insignificant sales effect on the first quarter due to the unusually early Easter holiday.

Gross profit

Gross profit as a percentage of sales was 27.2% and 27.1% for the three months ended March 29, 2008 and March 31, 2007, respectively. Gross profit as a percentage of sales for the three months ended March 29, 2008 remained relatively unchanged compared to the three months ended March 31, 2007.

Operating and administrative expenses

Operating and administrative expenses as a percentage of sales were 20.2% and 20.3% for the three months ended March 29, 2008 and March 31, 2007. Operating and administrative expenses as a percentage of sales for three months ended March 29, 2008 remained relatively unchanged compared to the three months ended March 31, 2007.

Investment income, net

Investment income, net was $36.7 million and $36.5 million for the three months ended March 29, 2008 and March 31, 2007, respectively.

Income taxes

The effective income tax rates were 34.8% and 34.5% for the three months ended March 29, 2008 and March 31, 2007, respectively. The net increase in the effective income tax rate is primarily due to decreased tax exempt interest and deductions for manufacturing production costs offset by increases in dividends paid to ESOP participants.

Net earnings

Net earnings were $343.2 million or $0.41 per share and $317.6 million or $0.38 per share for the three months ended March 29, 2008 and March 31, 2007, respectively.

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

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended December 29, 2007.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PUBLIX SUPER MARKETS, INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As reported in the Company’s Form 10-K for the year ended December 29, 2007, the Company is a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from those disclosed in the Company’s Form 10-K for the year ended December 29, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares of common stock repurchased by the Company during the three months ended March 29, 2008 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
December 30, 2007 through February 2, 2008	5,198	$20.80	N/A	N/A
February 3, 2008 through March 1, 2008	6,381	20.80	N/A	N/A
March 2, 2008 through March 29, 2008	4,912	20.70	N/A	N/A

Total	16,491	$20.77	N/A	N/A

(1)	Common stock is made available for sale only to the Company’s current employees through the Company’s ESPP and 401(k) Plan. In addition, common stock is made available under the ESOP. Common stock is also made available for sale to members of the Company’s Board of Directors through the Directors Plan. The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, 401(k) Plan, ESOP and Directors Plan each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company.

The Company’s common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended March 29, 2008 required to be disclosed in the last two columns of the table.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 15, 2008 for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to management’s solicitation. All nominees for director listed below were elected. The term of office of the directors will be until the next annual meeting or until their successors shall be elected and qualified.

	Votes For	Votes Against	Abstain
Carol Jenkins Barnett	624,732,584	4,176,175	802,339
Hoyt R. Barnett	624,197,170	4,291,557	1,222,371
William E. Crenshaw	627,633,470	1,304,487	773,141
Sherrill W. Hudson	623,575,368	2,194,081	3,941,649
Charles H. Jenkins, Jr.	628,409,362	559,036	742,700
Howard M. Jenkins	628,038,358	582,004	1,090,736
E. Vane McClurg	622,737,527	3,095,241	3,878,330
Kelly E. Norton	622,887,081	2,289,337	4,534,680
Maria A. Sastre	620,897,485	3,549,222	5,264,391

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date: May 8, 2008	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date: May 8, 2008	/s/ David P. Phillips
David P. Phillips, Chief Financial Officer
and Treasurer (Principal Financial and
Accounting Officer)