Form 10-Q
period 2008-06-28
PUBLIX SUPER MARKETS INC
filed 2008-08-07
CIK 81061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, as of July 25, 2008 was 818,945,000.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts are in thousands, except par value)

ASSETS
	June 28, 2008	December 29, 2007

	(Unaudited)

Current assets:
Cash and cash equivalents	$449,522	182,867
Short-term investments	119,928	237,206
Trade receivables	363,866	360,260
Merchandise inventories	1,239,374	1,279,531
Deferred tax assets	61,971	52,010
Prepaid expenses	25,968	17,080

Total current assets	2,260,629	2,128,954

Long-term investments	2,276,375	2,512,200
Other noncurrent assets	42,944	46,531

Property, plant and equipment	6,718,216	6,433,316
Accumulated depreciation	(3,222,273)	(3,067,844)

Net property, plant and equipment	3,495,943	3,365,472

	$8,075,891	8,053,157

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$943,749	974,648
Accrued expenses:
Contribution to retirement plans	244,687	356,529
Self-insurance reserves	122,690	113,597
Salaries and wages	153,895	97,844
Other	248,830	206,101
Federal and state income taxes	41,731	60,409

Total current liabilities	1,755,582	1,809,128

Deferred tax liabilities	140,484	152,192
Self-insurance reserves	235,943	230,849
Accrued postretirement benefit cost	77,614	77,379
Other noncurrent liabilities	144,803	141,423

Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 833,227 shares at June 28, 2008 and 831,476 shares at December 29, 2007	833,227	831,476
Additional paid-in capital	780,053	746,759
Retained earnings	4,352,958	4,079,428

	5,966,238	5,657,663

Treasury stock at cost, 11,237 shares at June 28, 2008	(224,757)	—
Accumulated other comprehensive losses	(20,016)	(15,477)

Total stockholders’ equity	5,721,465	5,642,186

	$8,075,891	8,053,157

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Three Months Ended

	June 28, 2008	June 30, 2007

	(Unaudited)

Revenues:
Sales	$5,850,061	5,654,723
Other operating income	44,708	44,276

Total revenues	5,894,769	5,698,999

Costs and expenses:
Cost of merchandise sold	4,218,724	4,091,191
Operating and administrative expenses	1,265,830	1,174,402

Total costs and expenses	5,484,554	5,265,593

Operating profit	410,215	433,406
Investment income, net	37,609	37,115
Other income, net	5,272	7,219

Earnings before income tax expense	453,096	477,740
Income tax expense	157,342	171,342

Net earnings	$295,754	306,398

Weighted average shares outstanding	826,962	844,747

Basic and diluted earnings per share	$0.36	0.36

Cash dividends paid per common share	$0.44	0.40

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts are in thousands)

	Three Months Ended

	June 28, 2008	June 30, 2007

	(Unaudited)

Net earnings	$295,754	306,398

Other comprehensive losses:
Unrealized loss on investment securities available-for-sale (AFS), net of tax effect of ($15,298) and ($7,981) in 2008 and 2007, respectively	(24,294)	(12,674)

Reclassification adjustment for net realized gain on investment securities AFS, net of tax effect of ($1,388) and ($837) in 2008 and 2007, respectively	(2,203)	(1,330)

Comprehensive earnings	$269,257	292,394

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Six Months Ended

	June 28, 2008	June 30, 2007

	(Unaudited)

Revenues:
Sales	$12,080,946	11,532,887
Other operating income	90,236	87,869

Total revenues	12,171,182	11,620,756

Costs and expenses:
Cost of merchandise sold	8,753,076	8,378,953
Operating and administrative expenses	2,523,677	2,364,960

Total costs and expenses	11,276,753	10,743,913

Operating profit	894,429	876,843
Investment income, net	74,345	73,653
Other income, net	10,805	11,953

Earnings before income tax expense	979,579	962,449
Income tax expense	340,665	338,470

Net earnings	$638,914	623,979

Weighted average shares outstanding	827,289	843,329

Basic and diluted earnings per share	$0.77	0.74

Cash dividends paid per common share	$0.44	0.40

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts are in thousands)

	Six Months Ended

	June 28, 2008	June 30, 2007

	(Unaudited)

Net earnings	$638,914	623,979

Other comprehensive losses:
Unrealized loss on investment securities AFS, net of tax effect of ($1,954) and ($4,836) in 2008 and 2007, respectively	(3,101)	(7,682)

Reclassification adjustment for net realized gain on investment securities AFS, net of tax effect of ($1,733) and ($1,378) in 2008 and 2007, respectively	(2,753)	(2,187)

Comprehensive earnings	$633,060	614,110

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts are in thousands)

	Six Months Ended

	June 28, 2008	June 30, 2007

	(Unaudited)

Cash flows from operating activities:
Cash received from customers	$12,094,325	11,568,732
Cash paid to employees and suppliers	(10,666,057)	(10,178,885)
Income taxes paid	(377,637)	(384,483)
Payment for self-insured claims	(131,875)	(108,232)
Dividends and interest received	72,495	66,618
Other operating cash receipts	85,091	82,150
Other operating cash payments	(3,161)	(5,721)

Net cash provided by operating activities	1,073,181	1,040,179

Cash flows from investing activities:
Payment for property, plant and equipment	(348,272)	(297,529)
Proceeds from sale of property, plant and equipment	1,570	1,858
Payment for investments	(246,401)	(565,047)
Proceeds from sale and maturity of investments	589,321	442,846

Net cash used in investing activities	(3,782)	(417,872)

Cash flows from financing activities:
Payment for acquisition of common stock	(506,340)	(329,201)
Proceeds from sale of common stock	63,453	93,727
Dividends paid	(364,583)	(338,575)
Other, net	4,726	(131)

Net cash used in financing activities	(802,744)	(574,180)

Net increase in cash and cash equivalents	266,655	48,127

Cash and cash equivalents at beginning of period	182,867	40,596

Cash and cash equivalents at end of period	$449,522	88,723

See accompanying notes to condensed consolidated financial statements.	(Continued	)

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts are in thousands)

	Six Months Ended

	June 28, 2008	June 30, 2007

	(Unaudited)

Reconciliation of net earnings to net cash provided by operating activities

Net earnings	$638,914	623,979

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	212,165	198,241
Retirement contributions paid or payable in common stock	141,334	141,243
Deferred income taxes	(18,305)	(58,881)
Loss on disposal and impairment of property, plant and equipment and goodwill	9,838	14,865
Gain on sale of investments	(4,486)	(3,565)
Net amortization (accretion) of investments	4,704	(5,195)
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(3,606)	18,035
Merchandise inventories	40,157	1,040
Prepaid expenses and other noncurrent assets	(10,649)	18,674
Accounts payable and accrued expenses	67,880	83,865
Self-insurance reserves	14,187	(5,281)
Federal and state income taxes	(18,678)	12,850
Other noncurrent liabilities	(274)	309

Total adjustments	434,267	416,200

Net cash provided by operating activities	$1,073,181	1,040,179

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. Due to the seasonal nature of the Company’s business, the results of operations for the three and six months ended June 28, 2008 are not necessarily indicative of the results for the entire 2008 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

2.	The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.	Certain 2007 amounts have been reclassified to conform with the 2008 presentation. Additionally, the Company reclassified auction rate securities previously classified as cash and cash equivalents to short-term investments in the amounts of $131,675,000 and $182,975,000 as of June 30, 2007 and December 30, 2006, respectively. This reclassification also impacted net cash used in investing activities. There was no impact on net earnings or net cash provided by operating activities as a result of the reclassification.

4.	In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 157, “Fair Value Measurement,” effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Dates of FASB Statement No. 157,” which defers the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The partial adoption of SFAS 157 had no effect on the Company’s financial condition, results of operations or cash flows.

As of December 30, 2007, the Company adopted SFAS 157 for its available-for-sale (AFS) securities. Following are descriptions of the SFAS 157 measurement categories used as of the reporting date.

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

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a summary of fair value measurements for AFS securities as of June 28, 2008:

	Fair Value	Level 1	Level 2	Level 3

	(Amounts are in thousands)

AFS securities	$2,335,225	198,440	2,136,785	—

There are no other major categories of assets and liabilities that are recognized at fair value for which SFAS 157 has not been applied.

5.	In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires financial statement recognition of the overfunded or underfunded status of a defined benefit postretirement plan or other postretirement plan as an asset or liability and recognition of changes in the funded status in comprehensive earnings in the year in which the changes occur, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires that the measurement date for the calculation of plan assets and obligations coincide with a company’s fiscal year end date, effective for fiscal years ending after December 15, 2008. On December 30, 2007, the Company adopted the measurement date provision. As of June 28, 2008, retained earnings includes a measurement date adjustment for the net periodic benefit cost of $801,000, net of tax effect of $505,000. In addition, accumulated other comprehensive earnings includes a measurement date adjustment to reduce the projected benefit obligation by $1,315,000, net of tax effect of $828,000. The adoption of the recognition and measurement provisions of SFAS 158 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

6.	In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The Company has not elected the fair value option.

7.	In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” effective for fiscal years beginning after December 15, 2008. SFAS 141(R) will change the accounting treatment for business combinations on a prospective basis. SFAS 141(R) requires that all assets, liabilities, contingent considerations and contingencies of an acquired business be recorded at fair value at the acquisition date. SFAS 141(R) also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. SFAS 141(R) will only affect the Company’s financial condition or results of operations to the extent it has business combinations after the effective date.

8.	In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” effective for fiscal years beginning after December 15, 2008. SFAS 160 requires the noncontrolling interest in a subsidiary be reported as a separate component of stockholders’ equity in the consolidated financial statements. SFAS 160 also requires net income attributable to the noncontrolling interest in a subsidiary be reported separately on the face of the consolidated statement of earnings. Changes in ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is to be measured at fair value with any gain or loss recognized in earnings. The adoption of SFAS 160 is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” effective for fiscal years beginning after November 15, 2008. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not currently have derivatives or enter into hedging activities as defined by SFAS 133; therefore, the adoption of SFAS 161 is not expected to have an effect on the Company’s financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is primarily engaged in the retail food industry, operating stores in Florida, Georgia, South Carolina, Alabama and Tennessee. As of June 28, 2008, the Company operated 937 supermarkets, five convenience stores, 41 liquor stores and 41 Crispers restaurants.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $2,845.8 million as of June 28, 2008 as compared with $2,932.3 million as of December 29, 2007. The Company had auction rate securities (ARS) totaling $31.1 million as of June 28, 2008 as compared with $132.5 million as of December 29, 2007.

Beginning in February 2008, as a result of the recent liquidity issues experienced in the global credit and capital markets, auctions for ARS held by the Company failed. An auction fails when secondary market makers withdraw from the auction process that provides rate resets and liquidity. However, a failed auction does not represent a default by the issuer. The underlying issuers of the ARS held by the Company have high credit ratings and continue to pay interest in accordance with the terms of the underlying security. Liquidity will be limited, however, until there is a successful auction or the issuers call the securities. Because of the current absence of a liquid market, the Company has reclassified ARS from short-term to long-term investments in the Company’s condensed consolidated balance sheets. Due to the quality of the ARS held and the Company’s ability to maintain the securities, the Company does not expect the valuation of these securities to be impacted by the secondary market issues. In addition, all of the Company’s sales of ARS have been at cost. Therefore, no impairment charges have been recorded as of June 28, 2008.

Net cash provided by operating activities

Net cash provided by operating activities was $1,073.2 million for the six months ended June 28, 2008 as compared with $1,040.2 million for the six months ended June 30, 2007. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities

Net cash used in investing activities was $3.8 million for the six months ended June 28, 2008 as compared with $417.9 million for the six months ended June 30, 2007. For the six months ended June 28, 2008, the primary use of net cash in investing activities was funding capital expenditures. Capital expenditures totaled $348.3 million. These expenditures were incurred in connection with the opening of 11 net new supermarkets (17 new supermarkets opened and six supermarkets closed) and remodeling 39 supermarkets. Net new supermarkets added an additional 0.5 million square feet in the six months ended June 28, 2008, a 1.2% increase. Expenditures were also incurred for new or enhanced information technology hardware and applications and emergency backup generators. For the same period, the proceeds from the sale and maturity of investments, net of the payment for such investments, was $342.9 million.

For the six months ended June 30, 2007, the primary use of net cash in investing activities was funding capital expenditures and net increases in investments. Capital expenditures totaled $297.5 million. These expenditures were incurred in connection with the opening of 14 net new supermarkets (21 new supermarkets opened and seven supermarkets closed) and remodeling 37 supermarkets. Net new supermarkets added an additional 0.6 million square feet in the six months ended June 30, 2007, a 1.6% increase. Expenditures were also incurred for new or enhanced information technology hardware and applications and emergency backup generators. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $122.2 million.

Capital expenditure projection

Capital expenditures for the remainder of 2008 include the Company’s normal capital expenditure program plus an additional pending 49 store acquisition. The capital expenditures for the remainder of 2008 representing the normal capital program, primarily consisting of new supermarkets, remodeling certain existing supermarkets, constructing a second data center, adding new or enhanced information technology hardware and applications and installing emergency backup generators, are expected to be approximately $352 million. This normal capital program is subject to continuing change and review. Also, in the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

In addition to this capital program, the Company has entered into an agreement to acquire the assets of 49 store locations in Florida from Albertson’s LLC (Albertson’s) for approximately $500 million. The primary assets to be acquired include stores owned by Albertson’s and stores subject to ground leases and traditional leases. The transaction is expected to be finalized in September 2008. All acquired stores will be closed for some period of time based on the extent of the planned improvements. It is anticipated that substantially all stores will open in one to eighteen months from the date of closing.

Net cash used in financing activities

Net cash used in financing activities was $802.7 million for the six months ended June 28, 2008 as compared with $574.2 million for the six months ended June 30, 2007. The primary use of net cash in financing activities was funding net common stock repurchases and payment of the annual cash dividend. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), 401(k) Plan, Employee Stock Ownership Plan (ESOP) and Non-Employee Directors Stock Purchase Plan (Directors Plan). Net common stock repurchases totaled $442.9 million for the six months ended June 28, 2008 as compared with $235.5 million for the six months ended June 30, 2007. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then currently appraised value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends

The Company paid an annual cash dividend on its common stock of $0.44 per share or $364.6 million on June 2, 2008 to stockholders of record as of the close of business on April 25, 2008. In 2007, the Company paid an annual cash dividend on its common stock of $0.40 per share or $338.6 million.

Cash requirements

In 2008, the cash requirements for current operations, capital expenditures, acquisition of the Albertson’s store locations, common stock repurchases and payment of the annual cash dividend are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be readily available to support the Company’s liquidity requirements if needed.

Results of Operations

Sales

Sales for the three months ended June 28, 2008 were $5.9 billion as compared with $5.7 billion for the three months ended June 30, 2007, an increase of $195.3 million or a 3.5% increase. The Company estimates that its sales increased $121.8 million or 2.2% from net new supermarkets and $73.5 million or 1.3% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for the six months ended June 28, 2008 were $12.1 billion as compared with $11.5 billion for the six months ended June 30, 2007, an increase of $548.1 million or a 4.8% increase. The Company estimates that its sales increased $259.8 million or 2.3% from net new supermarkets and $288.3 million or 2.5% from comparable store sales.

Gross profit

Gross profit as a percentage of sales was 27.9% and 27.7% for the three months ended June 28, 2008 and June 30, 2007, respectively. These gross profit percentages were 27.5% and 27.3% for the six months ended June 28, 2008 and June 30, 2007, respectively. Gross profit as a percentage of sales for the three and six months ended June 28, 2008 remained relatively unchanged compared to the three and six months ended June 30, 2007.

Operating and administrative expenses

Operating and administrative expenses as a percentage of sales were 21.6% and 20.8% for the three months ended June 28, 2008 and June 30, 2007, respectively. The operating and administrative expenses as a percentage of sales were 20.9% and 20.5% for the six months ended June 28, 2008 and June 30, 2007, respectively. The increases in operating and administrative expenses as a percentage of sales for the three and six months ended June 28, 2008 were primarily due to increases in health insurance benefits, workers’ compensation and repairs and maintenance expense.

Investment income, net

Investment income, net was $37.6 million and $37.1 million for the three months ended June 28, 2008 and June 30, 2007, respectively. Investment income, net was $74.3 million and $73.7 million for the six months ended June 28, 2008 and June 30, 2007, respectively.

Income taxes

The effective income tax rates were 34.7% and 35.9% for the three months ended June 28, 2008 and June 30, 2007, respectively. The effective income tax rates were 34.8% and 35.2% for the six months ended June 28, 2008 and June 30, 2007, respectively. The net decrease in the effective income tax rate is primarily due to the increase in dividends paid to ESOP participants partially offset by decreases in tax exempt interest and deductions for manufacturing production costs.

Net earnings

Net earnings were $295.8 million or $0.36 per share and $306.4 million or $0.36 per share for the three months ended June 28, 2008 and June 30, 2007, respectively. Net earnings were $638.9 million or $0.77 per share and $624.0 million or $0.74 per share for the six months ended June 28, 2008 and June 30, 2007, respectively.

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

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Shares of common stock repurchased by the Company during the three months ended June 28, 2008 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

March 30, 2008 through May 3, 2008	1,223	$20.51	N/A	N/A

May 4, 2008 through May 31, 2008	3,150	19.45	N/A	N/A

June 1, 2008 through June 28, 2008	3,983	19.45	N/A	N/A

Total	8,356	$19.61	N/A	N/A

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

The Company’s common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended June 28, 2008 required to be disclosed in the last two columns of the table.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

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

PUBLIX SUPER MARKETS, INC.

Date:	August 7, 2008	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date:	August 7, 2008	/s/ David P. Phillips
David P. Phillips, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)