Form 10-Q
period 2008-09-27
PUBLIX SUPER MARKETS INC
filed 2008-11-06
CIK 81061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, as of October 24, 2008 was 804,394,000.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts are in thousands, except par value)

ASSETS
	September 27, 2008	December 29, 2007
	(Unaudited)

Current assets:
Cash and cash equivalents	$113,718	182,867
Short-term investments	76,140	237,206
Trade receivables	374,711	360,260
Merchandise inventories	1,248,019	1,279,531
Deferred tax assets	57,308	52,010
Prepaid expenses	24,329	17,080

Total current assets	1,894,225	2,128,954

Long-term investments	2,170,075	2,512,200
Other noncurrent assets	41,514	46,531
Property, plant and equipment	7,361,103	6,433,316
Accumulated depreciation	(3,288,711)	(3,067,844)

Net property, plant and equipment	4,072,392	3,365,472

	$8,178,206	8,053,157

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$953,761	974,648
Accrued expenses:
Contribution to retirement plans	290,264	356,529
Self-insurance reserves	128,625	113,597
Salaries and wages	175,649	97,844
Other	272,783	206,101
Federal and state income taxes	15,402	60,409

Total current liabilities	1,836,484	1,809,128

Deferred tax liabilities	131,713	152,192
Self-insurance reserves	237,537	230,849
Accrued postretirement benefit cost	78,131	77,379
Other noncurrent liabilities	174,355	141,423

Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 834,296 shares in 2008 and 831,476 shares in 2007	834,296	831,476
Additional paid-in capital	800,055	746,759
Retained earnings	4,554,787	4,079,428

	6,189,138	5,657,663
Treasury stock at cost, 22,263 shares in 2008	(440,844)	—
Accumulated other comprehensive losses	(28,308)	(15,477)

Total stockholders’ equity	5,719,986	5,642,186

	$8,178,206	8,053,157

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Three Months Ended
	September 27, 2008	September 29, 2007
	(Unaudited)
Revenues:
Sales	$5,799,923	5,590,320
Other operating income	42,966	42,609

Total revenues	5,842,889	5,632,929

Costs and expenses:
Cost of merchandise sold	4,294,750	4,114,781
Operating and administrative expenses	1,255,274	1,176,487

Total costs and expenses	5,550,024	5,291,268

Operating profit	292,865	341,661
Investment income, net	7,696	35,754
Other income, net	4,612	5,595

Earnings before income tax expense	305,173	383,010
Income tax expense	103,344	134,015

Net earnings	$201,829	248,995

Weighted average shares outstanding	817,180	840,704

Basic and diluted earnings per share	$0.25	0.30

Cash dividends paid per common share	$0.00	0.00

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts are in thousands)

	Three Months Ended
	September 27, 2008	September 29, 2007
	(Unaudited)
Net earnings	$201,829	248,995

Other comprehensive (losses) earnings:
Unrealized (loss) gain on investment securities available-for-sale (AFS), net of tax effect of ($14,010) and $9,105 in 2008 and 2007, respectively	(22,248)	14,459

Reclassification adjustment for net realized loss (gain) on investment securities AFS, net of tax effect of $8,789 and ($658) in 2008 and 2007, respectively	13,956	(1,044)

Adjustment to other postretirement benefit plan obligation, net of tax effect of $226 in 2007	—	356

Comprehensive earnings	$193,537	262,766

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Nine Months Ended
	September 27, 2008	September 29, 2007
	(Unaudited)
Revenues:
Sales	$17,880,869	17,123,207
Other operating income	133,202	130,478

Total revenues	18,014,071	17,253,685

Costs and expenses:
Cost of merchandise sold	13,047,825	12,493,735
Operating and administrative expenses	3,778,952	3,541,445

Total costs and expenses	16,826,777	16,035,180

Operating profit	1,187,294	1,218,505
Investment income, net	82,042	109,405
Other income, net	15,416	17,548

Earnings before income tax expense	1,284,752	1,345,458
Income tax expense	444,009	472,484

Net earnings	$840,743	872,974

Weighted average shares outstanding	823,919	842,454

Basic and diluted earnings per share	$1.02	1.04

Cash dividends paid per common share	$0.44	0.40

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts are in thousands)

	Nine Months Ended
	September 27, 2008	September 29, 2007
	(Unaudited)
Net earnings	$840,743	872,974

Other comprehensive (losses) earnings:
Unrealized (loss) gain on investment securities AFS, net of tax effect of ($15,964) and $4,268 in 2008 and 2007, respectively	(25,350)	6,778

Reclassification adjustment for net realized loss (gain) on investment securities AFS, net of tax effect of $7,055 and ($2,035) in 2008 and 2007, respectively	11,204	(3,232)

Adjustment to other postretirement benefit plan obligation, net of tax effect of $226 in 2007	—	356

Comprehensive earnings	$826,597	876,876

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts are in thousands)

	Nine Months Ended
	September 27, 2008	September 29, 2007
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$17,891,173	17,151,780
Cash paid to employees and suppliers	(15,922,209)	(15,234,079)
Income taxes paid	(506,191)	(532,790)
Payment for self-insured claims	(199,284)	(169,995)
Dividends and interest received	103,125	92,829
Other operating cash receipts	125,414	122,000
Other operating cash payments	(6,357)	(9,596)

Net cash provided by operating activities	1,485,671	1,420,149

Cash flows from investing activities:
Payment for property, plant and equipment	(1,044,286)	(502,260)
Proceeds from sale of property, plant and equipment	9,642	7,011
Payment for investments	(299,415)	(700,056)
Proceeds from sale and maturity of investments	753,347	449,446

Net cash used in investing activities	(580,712)	(745,859)

Cash flows from financing activities:
Payment for acquisition of common stock	(753,903)	(490,380)
Proceeds from sale of common stock	116,000	163,521
Dividends paid	(364,583)	(338,575)
Other, net	28,378	(131)

Net cash used in financing activities	(974,108)	(665,565)

Net (decrease) increase in cash and cash equivalents	(69,149)	8,725

Cash and cash equivalents at beginning of period	182,867	40,596

Cash and cash equivalents at end of period	$113,718	49,321

See accompanying notes to condensed consolidated financial statements.	(Continued)

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts are in thousands)

	Nine Months Ended
	September 27, 2008	September 29, 2007
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities

Net earnings	$840,743	872,974

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	322,675	300,760
Retirement contributions paid or payable in common stock	186,911	198,044
Deferred income taxes	(17,191)	(66,652)
Loss on disposal and impairment of property, plant and equipment and goodwill	14,496	16,193
Loss (gain) on sale and impairment of investments	18,259	(5,267)
Net amortization (accretion) of investments	7,308	(7,635)
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(14,451)	2,320
Merchandise inventories	31,512	(22,863)
Prepaid expenses and other noncurrent assets	(5,597)	19,830
Accounts payable and accrued expenses	123,599	120,776
Self-insurance reserves	21,716	(8,760)
Federal and state income taxes	(45,007)	6,321
Other noncurrent liabilities	698	(5,892)

Total adjustments	644,928	547,175

Net cash provided by operating activities	$1,485,671	1,420,149

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. Due to the seasonal nature of the Company’s business, the results of operations for the three and nine months ended September 27, 2008 are not necessarily indicative of the results for the entire 2008 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

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

3.

Certain 2007 amounts have been reclassified to conform with the 2008 presentation. Additionally, the Company reclassified auction rate securities previously classified as cash and cash equivalents to short-term investments in the amounts of $214.2 million and $183.0 million as of September 29, 2007 and December 30, 2006, respectively. This reclassification also impacted net cash used in investing activities. There was no impact on net earnings or net cash provided by operating activities as a result of the reclassification.

4.

On September 8, 2008, the Company acquired the assets of 49 supermarket locations in Florida from Albertson’s LLC (Albertson’s) for approximately $500 million. Assets acquired include supermarkets that are owned and supermarkets that are subject to ground leases and traditional leases. All acquired supermarkets were closed prior to the acquisition date and will remain closed for some period of time based on the extent of the planned improvements. It is anticipated that substantially all supermarkets will open in one to eighteen months from the date of closing. Due to all of the acquired supermarkets being closed as of September 27, 2008, the acquired assets are classified as construction in progress in property, plant and equipment in the condensed consolidated balance sheets. The Company is finalizing the purchase price allocation and will reclassify amounts out of construction in progress as supermarkets are reopened.

5.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 157, “Fair Value Measurement,” effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Dates of FASB Statement No. 157,” which defers the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. As of December 30, 2007, the Company adopted SFAS 157 for its available-for-sale (AFS) securities. The partial adoption of SFAS 157 had no effect on the Company’s financial condition, results of operations or cash flows.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following are descriptions of the SFAS 157 measurement categories used as of the reporting date.

Level 1 – Fair value is determined by using quoted prices in active markets for identical investments. AFS securities that are included in this category are primarily equity securities.

Level 2 – Fair value is determined by using other than quoted prices. By using observable inputs (for example, interest rates), the fair value is determined through the use of models or other valuation methodologies. AFS securities that are included in this category are primarily tax exempt and taxable bonds.

Level 3 – Fair value is determined by using other than observable inputs. Fair value is determined by using the best information available in the circumstances and requires significant management judgment or estimation. No AFS securities are currently included in this category.

Following is a summary of fair value measurements for AFS securities as of September 27, 2008:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
AFS securities	$2,182,338	170,928	2,011,410	—

There are no other major categories of assets and liabilities that are recognized at fair value for which SFAS 157 has not been applied.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately and is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

6.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires financial statement recognition of the overfunded or underfunded status of a defined benefit postretirement plan or other postretirement plan as an asset or liability and recognition of changes in the funded status in comprehensive earnings in the year in which the changes occur, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires that the measurement date for the calculation of plan assets and obligations coincide with a company’s fiscal year end date, effective for fiscal years ending after December 15, 2008. On December 30, 2007, the Company adopted the measurement date provision. As of September 27, 2008, retained earnings includes a measurement date adjustment for the net periodic benefit cost of $801,000, net of tax effect of $505,000. In addition, accumulated other comprehensive earnings includes a measurement date adjustment to reduce the projected benefit obligation by $1,315,000, net of tax effect of $828,000. The adoption of the recognition and measurement provisions of SFAS 158 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

8.

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

9.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” effective for fiscal years beginning after December 15, 2008. SFAS 160 requires the noncontrolling interest in a subsidiary be reported as a separate component of stockholders’ equity in the consolidated financial statements. SFAS 160 also requires net income attributable to the noncontrolling interest in a subsidiary be reported separately on the face of the consolidated statements of earnings. Changes in ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is to be measured at fair value with any gain or loss recognized in earnings. The adoption of SFAS 160 is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

10.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” effective for fiscal years beginning after November 15, 2008. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not currently have derivatives or enter into hedging activities as defined by SFAS 133; therefore, the adoption of SFAS 161 is not expected to have an effect on the Company’s financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, South Carolina, Alabama and Tennessee. As of September 27, 2008, the Company operated 952 supermarkets, five convenience stores, 42 liquor stores and 41 Crispers restaurants.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $2,359.9 million as of September 27, 2008 as compared with $2,932.3 million as of December 29, 2007. The decrease in cash and cash equivalents, short-term investments and long-term investments was primarily related to the acquisition of the 49 Albertson’s supermarket locations for approximately $500 million. The Company had auction rate securities (ARS) totaling $19.8 million as of September 27, 2008 as compared with $132.5 million as of December 29, 2007.

Beginning in February 2008, as a result of the recent liquidity issues experienced in the global credit and capital markets, auctions for ARS held by the Company failed. An auction fails when secondary market makers withdraw from the auction process that provides rate resets and liquidity. However, a failed auction does not represent a default by the issuer. The underlying issuers of the ARS held by the Company have high credit ratings and continue to pay interest in accordance with the terms of the underlying security. Liquidity will be limited, however, until there is a successful auction or the issuers call the securities. Because of the current absence of a liquid market, the Company has reclassified ARS from short-term to long-term investments in the Company’s 2008 condensed consolidated balance sheets. Due to the quality of the ARS held and the Company’s ability to maintain the securities, the Company does not expect the valuation of these securities to be impacted by the secondary market issues. In addition, all of the Company’s sales or issuer calls of ARS have been at cost. Therefore, no impairment charges have been recorded as of September 27, 2008.

Net cash provided by operating activities

Net cash provided by operating activities was $1,485.7 million for the nine months ended September 27, 2008 as compared with $1,420.1 million for the nine months ended September 29, 2007. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities

Net cash used in investing activities was $580.7 million for the nine months ended September 27, 2008 as compared with $745.9 million for the nine months ended September 29, 2007. For the nine months ended September 27, 2008, the primary use of net cash in investing activities was funding capital expenditures. Capital expenditures totaled $1,044.3 million. These expenditures were incurred in connection with the opening of 26 net new supermarkets and remodeling 63 supermarkets. Net new supermarkets included 37 new supermarkets opened (including nine replacement supermarkets) and 11 supermarkets closed. Replacement supermarkets opened during the nine months ended September 27, 2008 replaced one supermarket closed in 2007 and eight of the 11 supermarkets closed during the nine months ended September 27, 2008. The remaining three supermarkets closed during the nine months ended September 27, 2008 will be opened as replacement supermarkets in subsequent periods. Net new supermarkets added an additional 1.2 million square feet in the nine months ended September 27, 2008, a 2.8% increase. Expenditures were also incurred for the acquisition of the 49 Albertson’s supermarket locations, construction of a second data center, new or enhanced information technology hardware and applications and emergency backup generators. For the same period, the proceeds from the sale and maturity of investments, net of the payment for such investments, were $453.9 million.

For the nine months ended September 29, 2007, the primary use of net cash in investing activities was funding capital expenditures and net increases in investments. Capital expenditures totaled $502.3 million. These expenditures were incurred in connection with the opening of 22 net new supermarkets and remodeling 68 supermarkets. Net new supermarkets included 30 new supermarkets opened (including seven replacement supermarkets) and eight supermarkets closed. Replacement supermarkets opened during the nine months ended September 29, 2007 replaced one supermarket closed in 2006 and six of the eight supermarkets closed during the nine months ended September 29, 2007. The remaining two supermarkets closed during the nine months ended September 29, 2007 opened as replacement supermarkets, one in the fourth quarter of 2007 and the other in 2008. Net new supermarkets added an additional 1.0 million square feet in the nine months ended September 29, 2007, a 2.4% increase. Expenditures were also incurred for new or enhanced information technology hardware and applications and emergency backup generators. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $250.6 million.

Capital expenditure projection

Capital expenditures for the remainder of 2008, primarily consisting of new supermarkets, remodeling certain existing supermarkets, remodeling and opening certain of the supermarket locations acquired from Albertson’s, constructing a second data center, adding new or enhanced information technology hardware and applications and installing emergency backup generators, are expected to be approximately $156 million. This capital program is subject to continuing change and review. Also, in the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities

Net cash used in financing activities was $974.1 million for the nine months ended September 27, 2008 as compared with $665.6 million for the nine months ended September 29, 2007. The primary use of net cash in financing activities was funding net common stock repurchases and payment of the annual cash dividend. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), 401(k) Plan, Employee Stock Ownership Plan (ESOP) and Non-Employee Directors Stock Purchase Plan (Directors Plan). Net common stock repurchases totaled $637.9 million for the nine months ended September 27, 2008 as compared with $326.9 million for the nine months ended September 29, 2007. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends

The Company paid an annual cash dividend on its common stock of $0.44 per share or $364.6 million on June 2, 2008 to stockholders of record as of the close of business on April 25, 2008. In 2007, the Company paid an annual cash dividend on its common stock of $0.40 per share or $338.6 million.

Cash requirements

In 2008, the cash requirements for current operations, capital expenditures and common stock repurchases are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be readily available to support the Company’s liquidity requirements if needed.

Results of Operations

Sales

Sales for the three months ended September 27, 2008 were $5.8 billion as compared with $5.6 billion for the three months ended September 29, 2007, an increase of $209.6 million or a 3.7% increase. The Company estimates that its sales increased $142.5 million or 2.5% from new supermarkets (excluding replacement supermarkets) and $67.1 million or 1.2% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for the nine months ended September 27, 2008 were $17.9 billion as compared with $17.1 billion for the nine months ended September 29, 2007, an increase of $757.7 million or a 4.4% increase. The Company estimates that its sales increased $398.1 million or 2.3% from new supermarkets and $359.6 million or 2.1% from comparable store sales. The increase in comparable store sales during the three and nine months ended September 27, 2008 is primarily attributed to increases in retail pricing which are comparable to increases in product costs.

Gross profit

Gross profit (sales less cost of merchandise sold) as a percentage of sales was 26.0% and 26.4% for the three months ended September 27, 2008 and September 29, 2007, respectively. The gross profit percentage was 27.0% for the nine months ended September 27, 2008 and September 29, 2007. The decrease in gross profit as a percentage of sales for the three months ended September 27, 2008 was primarily due to an increase in the LIFO reserve and aggressive promotional pricing. Gross profit as a percentage of sales for the nine months ended September 27, 2008 remained relatively unchanged compared to the nine months ended September 29, 2007.

Operating and administrative expenses

Operating and administrative expenses as a percentage of sales were 21.6% and 21.0% for the three months ended September 27, 2008 and September 29, 2007, respectively. The operating and administrative expenses as a percentage of sales were 21.1% and 20.7% for the nine months ended September 27, 2008 and September 29, 2007, respectively. The increases in operating and administrative expenses as a percentage of sales for the three and nine months ended September 27, 2008 were primarily due to increases in health care costs, workers’ compensation and repairs and maintenance expense.

Investment income, net

Investment income, net was $7.7 million and $35.8 million for the three months ended September 27, 2008 and September 29, 2007, respectively. Investment income, net was $82.0 million and $109.4 million for the nine months ended September 27, 2008 and September 29, 2007, respectively. The decrease in investment income is primarily due to the impairment of AFS securities of $18.9 million and $23.3 million for the three and nine months ended September 27, 2008, respectively, and a decrease in interest income resulting from lower average balances due to the acquisition of the 49 Albertson’s supermarket locations and lower interest rates.

Income taxes

The effective income tax rates were 33.9% and 35.0% for the three months ended September 27, 2008 and September 29, 2007, respectively. The effective income tax rates were 34.6% and 35.1% for the nine months ended September 27, 2008 and September 29, 2007, respectively. The net decrease in the effective income tax rate is primarily due to the increase in dividends paid to ESOP participants partially offset by decreases in tax exempt interest and deductions for manufacturing production costs.

Net earnings

Net earnings were $201.8 million or $0.25 per share and $249.0 million or $0.30 per share for the three months ended September 27, 2008 and September 29, 2007, respectively. Net earnings were $840.7 million or $1.02 per share and $873.0 million or $1.04 per share for the nine months ended September 27, 2008 and September 29, 2007, respectively.

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

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 27, 2008, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Shares of common stock repurchased by the Company during the three months ended September 27, 2008 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
June 29, 2008 through August 2, 2008	4,683	$19.45	N/A	N/A
August 3, 2008 through August 30, 2008	5,626	19.70	N/A	N/A
August 31, 2008 through September 27, 2008	2,316	19.70	N/A	N/A

Total	12,625	$19.61	N/A	N/A

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

The Company’s common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended September 27, 2008 required to be disclosed in the last two columns of the table.

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

PUBLIX SUPER MARKETS, INC.

Date: November 6, 2008	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date: November 6, 2008	/s/ David P. Phillips
David P. Phillips, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)