Form 10-K
period 2008-12-27
PUBLIX SUPER MARKETS INC
filed 2009-02-27
CIK 81061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8,135,662,000 as of June 27, 2008, the last trading day of the Registrant’s most recently completed second fiscal quarter.

The number of shares of Registrant’s common stock outstanding as of February 6, 2009 was 788,475,000.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Proxy Statement solicited for the 2009 Annual Meeting of Stockholders to be held on April 14, 2009.

PART I

Item 1.	Business

Publix Super Markets, Inc. and its wholly owned subsidiaries (the Company) are in the primary business of operating retail food supermarkets in Florida, Georgia, South Carolina, Alabama and Tennessee. The Company has no other significant lines of business or industry segments.

Merchandising and manufacturing

The Company sells grocery, health and beauty care, general merchandise, pharmacy, floral and other products and services. The percentage of consolidated sales by merchandise category for 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Grocery	85%	85%	85%
Other	15%	15%	15%

	100%	100%	100%

The Company’s lines of merchandise include a variety of nationally advertised and private label brands, as well as unbranded grocery merchandise such as produce, meat and seafood. The Company receives the food and non-food products it distributes from many sources. These products are delivered to the supermarkets through Company distribution centers or directly from the suppliers and are generally available in sufficient quantities to enable the Company to adequately satisfy its customers. Approximately 70% of the total cost of products purchased is delivered to the supermarkets through the Company distribution centers. The Company believes that its sources of supply of these products and raw materials used in manufacturing are adequate for its needs and that it is not dependent upon a single supplier or relatively few suppliers. Private label items are produced in the Company’s dairy, bakery and deli manufacturing facilities or are manufactured for the Company by outside suppliers.

The Company has experienced no significant changes in the kinds of products sold or in its methods of distribution since the beginning of the fiscal year.

Store operations

The Company operated 993 supermarkets at the end of 2008, compared with 926 at the beginning of the year. In 2008, 79 supermarkets were opened (including replacement supermarkets), 12 supermarkets were closed and 93 supermarkets were remodeled. Of the supermarkets closed, 10 were replaced in 2008, one will be replaced in a subsequent period and one will not be replaced. The net increase in square footage was 3.4 million square feet or 8.1% in 2008. At the end of 2008, the Company had 713 supermarkets located in Florida, 176 in Georgia, 42 in South Carolina, 37 in Alabama and 25 in Tennessee. Also, as of year end, the Company had 12 supermarkets under construction in Florida, five in Georgia, two in Alabama and two in Tennessee.

Competition

The Company is engaged in the highly competitive retail food industry. Competition is based primarily on price, quality of goods and service, convenience, product mix and store location. The Company’s primary competition throughout its market areas is with several national and regional supermarket chains, independent supermarkets, supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores, restaurants and convenience stores. The Company anticipates continued competitor format innovation and location additions in 2009.

Working capital

The Company’s working capital at the end of 2008 consisted of $2,050.7 million in current assets and $1,817.8 million in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flow from operating activities presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Seasonality

The influx of winter residents to Florida and increased purchases of food during the traditional Thanksgiving, Christmas and Easter holidays typically result in seasonal sales increases between November and April of each year.

Employees

The Company had 144,000 employees at the end of 2008, 70,000 on a full-time basis and 74,000 on a part-time basis. By comparison, the Company had 144,000 employees at the end of 2007, 68,000 on a full-time basis and 76,000 on a part-time basis. The Company considers its employee relations to be good.

Environmental matters

Compliance by the Company with federal, state and local environmental protection laws during 2008 had no material effect upon capital expenditures, results of operations or the competitive position of the Company.

Company information

This Annual Report on Form 10-K and the 2009 Proxy Statement will be mailed on or about March 12, 2009 to stockholders of record as of the close of business on February 6, 2009. These reports as well as Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports may also be obtained electronically, free of charge, through the Company’s website at www.publix.com/stock.

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

Increased competition and low profit margins could adversely affect the Company.

The retail food industry in which the Company operates is highly competitive with low profit margins. The Company’s competitors include national and regional supermarket chains, independent supermarkets, supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores, restaurants and convenience stores. The Company’s ability to attract and retain customers is based primarily on price, quality of goods and service, convenience, product mix and store location. The Company believes it will face increased competition in the future from all of these competitors and its financial condition and results of operations could be impacted by the pricing, purchasing, advertising or promotional decisions made by its competitors.

General economic conditions that impact consumer spending could adversely affect the Company.

The Company’s results of operations are sensitive to changes in general economic conditions that impact consumer spending. The adverse changes in current economic conditions, including rising unemployment, the downturn of the housing market and the instability of the credit markets, have caused a reduction in consumer spending. Other conditions that could also affect disposable consumer income include increases in tax rates, increases in fuel and energy costs, the impact of natural disasters or acts of terrorism, and other factors. This reduction in the level of consumer spending could cause customers to purchase lower-priced items or to shift spending to lower-priced competitors, which could adversely affect the Company’s financial condition and results of operations.

Increased labor costs could adversely affect the Company.

The Company’s operations tend to be more labor intensive than some of its competitors due to the additional customer service offered in its supermarkets. Consequently, uncertain labor markets, government mandated increases in the minimum wage or other benefits, an increased proportion of full-time employees and increased costs of health care and other benefits could result in an increase in labor costs, which could adversely affect the Company’s financial condition and results of operations.

Failure to execute on the Company’s core strategies could adversely affect the Company.

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

Failure to identify and obtain or retain suitable supermarket sites could adversely affect the Company.

The Company’s ability to obtain sites for new supermarkets and, to a lesser extent, acquire existing supermarket locations is dependent on identifying and entering into lease or purchase agreements on commercially reasonable terms for properties that are suitable for its needs. If the Company fails to identify suitable sites and enter into lease or purchase agreements on a timely basis for any reason, including competition from other companies seeking similar sites, the Company’s growth could be adversely affected because it may be unable to open new supermarkets as anticipated. Similarly, its business could be adversely affected if it is unable to renew the leases on its existing supermarkets on commercially reasonable terms.

Disruptions in information technology systems could adversely affect the Company.

The Company is dependent on complex information technology systems to operate its business, enhance customer service, improve the efficiency of its supply chain and increase employee efficiency. The Company’s information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of transaction processing that could result in the compromise of confidential customer data, catastrophic events and user errors. Any disruptions in these systems due to security breaches, internal failures of technology, severe damage to the data center or large scale external interruptions in technology infrastructure could have an adverse impact on the Company’s financial condition and results of operations.

Unexpected changes in the insurance market or factors affecting self-insurance reserve estimates could adversely affect the Company.

The Company uses a combination of insurance and self-insurance to provide for potential liability for workers’ compensation, fleet and general liability, property, directors and officers liability and employee benefits. Due to current uncertainties in the insurance market, there is no assurance that the Company will be able to continue to maintain such insurance or obtain comparable insurance at a reasonable cost. Self-insurance reserves are determined based on actual claims experience and an estimate of claims incurred but not reported, including, where necessary, actuarial studies. Actuarial projections of losses are subject to a high degree of variability caused by, but not limited to, such factors as future interest and inflation rates, future economic conditions, litigation trends and benefit level changes. The Company’s financial condition and results of operations could be adversely affected by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.

Product liability claims, product recalls and the resulting unfavorable publicity could adversely affect the Company.

The packaging, marketing, distribution and sale of food and drug products purchased from others or manufactured by the Company entails an inherent risk of product liability claims, product recall and the resulting adverse publicity. Such products may contain contaminants that may be inadvertently distributed by the Company. These contaminants may, in certain cases, result in illness, injury or death if processing at the consumer level does not eliminate the contaminants. Even an inadvertent shipment of adulterated products is a violation of law and may lead to a product recall and/or an increased risk of exposure to product liability claims. There can be no assurance that such claims will not be asserted against the Company or that the Company will not be obligated to perform such a recall in the future. If a product liability claim is successful, the Company’s insurance may not be adequate to cover all liabilities it may incur, and it may not be able to continue to maintain such insurance or obtain comparable insurance at a reasonable cost. If the Company does not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could have an adverse effect on the Company’s ability to successfully market its products and on the Company’s financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the adverse publicity surrounding any assertion that the Company’s products caused illness or injury could have an adverse effect on the Company’s reputation with existing and potential customers and on the Company’s financial condition and results of operations.

Unfavorable changes in, failure to comply with or increased costs to comply with environmental laws and regulations could adversely affect the Company.

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

Unfavorable changes in, failure to comply with or increased costs to comply with laws and regulations could adversely affect the Company.

In addition to environmental laws and regulations, the Company is subject to federal, state and local laws and regulations relating to, among other things, product safety, zoning, land use, workplace safety, public health, accessibility and restrictions on the sale of various products including alcoholic beverages, tobacco and drugs. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, labor, working conditions, disabled access and work permit requirements. Compliance with, or changes in, these laws, as well as passage of new laws, could adversely affect the Company’s financial condition and results of operations. In addition, changes in accounting standards could impact the Company’s financial statements.

Unfavorable results of legal proceedings could adversely affect the Company.

The Company is a party in various legal claims and actions considered in the normal course of business including labor and employment, personal injury, intellectual property and other issues. Although not currently anticipated by management, the results of pending or future proceedings could adversely affect the Company’s financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

At year end, the Company operated approximately 45.7 million square feet of supermarket space. The Company’s supermarkets vary in size. Current supermarket prototypes range from 28,000 to 61,000 square feet. Supermarkets are often located in strip shopping centers where the Company is the anchor tenant. The majority of the Company’s supermarkets are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by leases on other properties. Both the building and land are owned at 88 locations. The building is owned while the land is leased at 41 other locations.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Position	Served as Officer of Company Since
John A. Attaway, Jr.	50	Senior Vice President, General Counsel and Secretary	2000

Hoyt R. Barnett	65	Vice Chairman	1977

David E. Bornmann	51	Vice President	1998

David E. Bridges	59	Vice President	2000

Scott E. Brubaker	50	Vice President	2005

William E. Crenshaw	58	Chief Executive Officer	1990

G. Gino DiGrazia	46	Vice President and Controller	2002

Laurie Z. Douglas	45	Senior Vice President and Chief Information Officer	2006

David S. Duncan	55	Vice President	1999

Sandra J. Estep	49	Vice President and Controller	2002

William V. Fauerbach	62	Vice President	1997

John R. Frazier	59	Vice President	1997

Linda S. Hall	49	Vice President	2002

M. Clayton Hollis, Jr.	52	Vice President	1994

John T. Hrabusa	53	Senior Vice President	2004

Mark R. Irby	53	Vice President	1989

Randall T. Jones, Sr.	46	President	2003

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Position	Served as Officer of Company Since
Linda S. Kane	43	Vice President and Assistant Secretary	2000

Thomas M. McLaughlin	58	Vice President	1994

Sharon A. Miller	65	Assistant Secretary	1992

Dale S. Myers	56	Vice President	2001

Alfred J. Ottolino	43	Vice President	2004

David P. Phillips	49	Chief Financial Officer and Treasurer	1990

James H. Rhodes II	64	Vice President	1995

Charles B. Roskovich, Jr.	47	Vice President	2008

Marc H. Salm	48	Vice President	2008

Richard J. Schuler II	53	Vice President	2000

Michael R. Smith	49	Vice President	2005

The retirement of James H. Rhodes II is effective March 1, 2009.

The terms of all officers expire in May 2009 or upon the election of their successors.

Name	Business Experience During Last Five Years
John A. Attaway, Jr.	General Counsel and Secretary of the Company to January 2005, Senior Vice President, General Counsel and Secretary thereafter.

Hoyt R. Barnett	Vice Chairman of the Company and Trustee of the Employee Stock Ownership Plan.

David E. Bornmann	Vice President of the Company.

David E. Bridges	Vice President of the Company.

Scott E. Brubaker	Regional Director of Retail Operations of the Company to July 2005, Vice President thereafter.

William E. Crenshaw	President of the Company to March 2008, Chief Executive Officer thereafter.

G. Gino DiGrazia	Vice President and Controller of the Company.

Laurie Z. Douglas	Senior Vice President and Chief Information Officer of Kinko’s, Inc. to February 2004, Senior Vice President and Chief Information Officer of FedEx Kinko’s Office and Print Center, Inc. to January 2006, Senior Vice President and Chief Information Officer of the Company thereafter.

David S. Duncan	Vice President of the Company.

Sandra J. Estep	Vice President and Controller of the Company.

William V. Fauerbach	Vice President of the Company.

John R. Frazier	Vice President of the Company.

Linda S. Hall	Vice President of the Company.

M. Clayton Hollis, Jr.	Vice President of the Company.

John T. Hrabusa	Vice President of Office Depot, Inc. to March 2004, Vice President of the Company to January 2005, Senior Vice President thereafter.

Mark R. Irby	Vice President of the Company.

Randall T. Jones, Sr.	Vice President of the Company to July 2005, Senior Vice President to March 2008, President thereafter.

Name	Business Experience During Last Five Years
Linda S. Kane	Vice President and Assistant Secretary of the Company.

Thomas M. McLaughlin	Vice President of the Company.

Sharon A. Miller	Executive Director Publix Super Markets Charities, Inc. and Assistant Secretary of the Company.

Dale S. Myers	Vice President of the Company.

Alfred J. Ottolino	Vice President of Winn-Dixie Stores, Inc. to March 2004, Vice President of the Company thereafter.

David P. Phillips	Chief Financial Officer and Treasurer of the Company.

James H. Rhodes II	Vice President of the Company.

Charles B. Roskovich, Jr.	Regional Director of Retail Operations of the Company to January 2008, Vice President thereafter.

Marc H. Salm	Director and Counsel of Risk Management of the Company to June 2008, Vice President thereafter.

Richard J. Schuler II	Vice President of the Company.

Michael R. Smith	Director of Deli and Bakery Manufacturing of the Company to July 2004, Director of Fresh Product Manufacturing to July 2005, Vice President thereafter.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

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

Because there is no trading of the Company’s common stock on a public stock exchange, the market price of the Company’s common stock is determined by the Board of Directors. The Board of Directors considers, among other things, the Company’s financial performance and the financial and stock market performance of comparable companies. The market prices for the Company’s common stock for 2008 and 2007 were as follows:

	2008	2007
January - February	$20.80	19.60
March - April	20.70	19.90
May - July	19.45	20.90
August - October	19.70	20.90
November - December	17.90	20.80

(b)	Approximate Number of Equity Security Holders

As of February 6, 2009, the approximate number of holders of the Company’s common stock was 120,000.

(c)	Dividends

The Company paid an annual cash dividend of $0.44 per share of common stock in 2008 and $0.40 per share in 2007. Payment of dividends is within the discretion of the Company’s Board of Directors and depends on, among other factors, net earnings, capital requirements and the financial condition of the Company. It is believed that comparable cash dividends will be paid in the future.

(d)	Purchases of Equity Securities by the Issuer

Issuer Purchases of Equity Securities

Shares of common stock repurchased by the Company during the three months ended December 27, 2008 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 28, 2008 through November 1, 2008	10,061	$19.70	N/A	N/A
November 2, 2008 through November 29, 2008	6,786	17.90	N/A	N/A
November 30, 2008 through December 27, 2008	3,018	17.90	N/A	N/A

Total	19,865	$18.81	N/A	N/A

(1)	Common stock is made available for sale only to the Company’s current employees through the Company’s ESPP and 401(k) Plan. In addition, common stock is made available under the ESOP. Common stock is also made available for sale to members of the Company’s Board of Directors through the Directors Plan. The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, 401(k) Plan, ESOP and Directors Plan each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company.

The Company’s common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended December 27, 2008 required to be disclosed in the last two columns of the table.

(e)	Performance Graphs

The following performance graph sets forth the Company’s cumulative total stockholder return during the five years ended December 27, 2008, compared to the cumulative total return on the S&P 500 Index and a custom Peer Group Index including retail food supermarket companies(1). The Peer Group Index is weighted based on the various companies’ market capitalization. The comparison assumes $100 was invested at the end of 2003 in the Company’s common stock and in each of the related indices and assumes reinvestment of dividends.

The Company’s common stock is valued as of the end of each fiscal quarter. After the end of a quarter, however, shares continue to be traded at the prior valuation until the new valuation is received. The cumulative total return for the companies represented in the S&P 500 Index and the custom Peer Group Index is based on those companies’ calendar year end trading price. The following performance graph is based on the Company’s trading price at fiscal year end based on its market price as of the prior fiscal quarter. Because the Company’s fiscal year end valuation of the Company’s shares is effective after the date this document is to be filed with the Securities and Exchange Commission, a performance graph based on the fiscal year end valuation (market price as of March 1, 2009) is not presented below. Rather, for comparative purposes, a performance graph based on the fiscal year end valuation is provided in the 2009 Proxy Statement.

Comparison of Five-Year Cumulative Return Based Upon Year End Trading Price

(1)	Companies included in the Peer Group are: A&P, Ahold, Albertson’s Inc. (Albertson’s is included for 2003 to 2005, but is no longer publicly traded), Delhaize Group, Kroger, Safeway, Supervalu, Weis Markets and Winn-Dixie (Winn-Dixie is included through December 2005 as the company filed for Chapter 11 bankruptcy protection. Winn-Dixie’s new common stock is not included for 2006 but is included for 2007 and 2008).

Item 6.	Selected Financial Data

	2008	2007	2006	2005	2004
Sales:
Sales	$23,929,064	23,016,568	21,654,774	20,589,130	18,554,486
Percent increase	4.0%	6.3%	5.2%	11.0%	10.7%
Comparable store sales percent increase	1.3%	4.3%	5.2%	5.4%	5.7%

Earnings:
Gross profit(1)	$6,442,241	6,210,739	5,842,817	5,529,450	4,976,746
Earnings before income tax expense	$1,651,412	1,817,573	1,687,553	1,550,738	1,295,011
Net earnings	$1,089,770	1,183,925	1,097,209	989,156	819,383
Net earnings as a percent of sales	4.55%	5.14%	5.07%	4.80%	4.42%

Common stock:(2)
Weighted average shares outstanding	818,248	840,523	849,815	860,196	883,879
Basic and diluted earnings per share	$1.33	1.41	1.29	1.15	0.93
Cash dividends per share	$0.44	0.40	0.20	0.14	0.09

Financial data:
Capital expenditures	$1,289,707	683,290	481,247	338,946	403,373
Working capital	$232,809	319,826	211,219	236,488	221,583
Current ratio	1.13	1.18	1.12	1.13	1.13
Total assets	$8,089,672	8,053,157	7,393,086	6,727,223	5,964,271
Stockholders’ equity	$5,643,298	5,642,186	4,974,865	4,205,774	3,585,716

Supermarkets	993	926	892	875	850

NOTE: Amounts are in thousands, except per share amounts and number of supermarkets. Fiscal year 2005 includes 53 weeks. All other years include 52 weeks.

(1)	Gross profit represents sales less cost of merchandise sold as reported in the consolidated statements of earnings.
(2)	Restated to give retroactive effect for 5-for-1 stock split in July 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, South Carolina, Alabama and Tennessee. The Company has no other significant lines of business or industry segments. As of December 27, 2008, the Company operated 993 supermarkets including 713 located in Florida, 176 in Georgia, 42 in South Carolina, 37 in Alabama and 25 in Tennessee. The Company opened 59 supermarkets in Florida, eight in Alabama, six in Georgia, five in Tennessee and one in South Carolina during 2008. The Company closed 12 supermarkets in 2008. Of the supermarkets closed, 10 were replaced in 2008, one will be replaced in a subsequent period and one will not be replaced.

The Company’s revenues are earned and cash is generated as merchandise is sold to customers. Income is earned by selling merchandise at price levels that produce sales revenues in excess of cost of merchandise sold and operating and administrative expenses. The Company has generally been able to increase revenues and net earnings from year to year. Further, the Company has generally been able to meet its cash requirements from internally generated funds without the need to generate cash through debt financing. The Company’s year end cash balances are significantly impacted by capital expenditures, investment transactions, stock repurchases and payment of the annual cash dividend.

The Company sells a variety of merchandise to generate revenues. This merchandise includes grocery (including dairy, produce, deli, bakery, meat and seafood), health and beauty care, general merchandise, and other products and services. Most of the Company’s supermarkets also have pharmacy and floral departments. Merchandise includes a mix of nationally advertised and private label brands. The Company’s private label brands play an increasingly important role in its merchandising strategy.

As of December 27, 2008, the Company also operated 10 convenience stores, 73 liquor stores and 41 Crispers restaurants. All liquor stores and Crispers restaurants are located in Florida. Seven convenience stores are located in Florida, two in Georgia and one in Tennessee.

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

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $2,038.4 million as of December 27, 2008, as compared with $2,932.3 million and $2,621.6 million as of December 29, 2007 and December 30, 2006, respectively. The decrease in cash and cash equivalents, short-tem investments and long-term investments was primarily related to the acquisition of the assets of 49 supermarket locations in Florida from Albertson’s LLC (Albertson’s) and the repurchase of Company common stock.

Beginning in February 2008, as a result of the liquidity issues experienced in the global credit and capital markets, auctions for auction rate securities (ARS) held by the Company failed. An auction fails when secondary market makers withdraw from the auction process that provides rate resets and liquidity. However, a failed auction does not represent a default by the issuer. The underlying issuers of the ARS held by the Company have high credit ratings and continue to pay interest in accordance with the terms of the underlying security. Liquidity is limited, however, until there is a successful auction or the issuers call the securities. Because of the absence of a liquid market, the Company reclassified its ARS from short-term to long-term investments in the Company’s 2008 consolidated balance sheets. Due to the quality of the ARS held and the Company’s ability to maintain the securities, the Company does not expect the valuation of these securities to be impacted by the secondary market issues. In addition, all of the Company’s sales or issuer calls of ARS have been at cost. Therefore, no impairment charges have been recorded for ARS as of December 27, 2008. The Company had ARS totaling $14.9 million as of December 27, 2008 as compared with $132.5 million as of December 29, 2007.

Net cash provided by operating activities

Net cash provided by operating activities was $1,772.9 million for 2008, as compared with $1,756.7 million and $1,629.4 million for 2007 and 2006, respectively. As a result of Hurricane Wilma that occurred during the fourth quarter of 2005, the Company received an extension on its federal income tax payment due December 15, 2005 until February 28, 2006. The delay in this tax payment decreased net cash provided by operating activities by approximately $95 million during 2006. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities

Net cash used in investing activities was $441.0 million for 2008, as compared with $852.3 million and $1,229.2 million for 2007 and 2006, respectively. The primary use of net cash in investing activities for 2008 was funding capital expenditures. Capital expenditures for 2008 totaled $1,289.7 million. These expenditures were incurred in connection with the opening of 67 net new supermarkets and remodeling 93 supermarkets. Net new supermarkets included 79 new supermarkets opened (including 11 replacement supermarkets) and 12 supermarkets closed. Replacement supermarkets opened in 2008 replaced one supermarket closed in 2007 and 10 of the 12 supermarkets closed in 2008. Of the remaining supermarkets closed in 2008, one will be replaced in a subsequent period and the other will not be replaced. New supermarkets opened include 24 of the 49 Florida supermarket locations acquired from Albertson’s for $498.0 million on September 8, 2008. Net new supermarkets added an additional 3.4 million square feet in 2008, an 8.1% increase. Expenditures were also incurred for the construction of a second data center, new or enhanced information technology hardware and applications and emergency backup generators. For the same period, the proceeds from the sale and maturity of investments, net of the payment for such investments, was $838.6 million.

The primary use of net cash in investing activities for 2007 was funding capital expenditures and net increases in investments. Capital expenditures totaled $683.3 million. These expenditures were primarily incurred in connection with the opening of 34 net new supermarkets and remodeling 97 supermarkets. Net new supermarkets included 44 new supermarkets opened (including 10 replacement supermarkets) and 10 supermarkets closed. Replacement supermarkets opened in 2007 replaced one supermarket closed in 2006 and nine of the 10 supermarkets closed in 2007. The remaining supermarket closed in 2007 was opened as a replacement supermarket in 2008. Net new supermarkets added an additional 1.5 million square feet in 2007, a 3.7% increase. Expenditures were also incurred for new or enhanced information technology hardware and applications and emergency backup generators. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $176.8 million.

The primary use of net cash in investing activities for 2006 was funding capital expenditures and net increases in investments. Capital expenditures totaled $481.2 million. These expenditures were primarily incurred in connection with the opening of 17 net new supermarkets and remodeling 58 supermarkets. Net new supermarkets included 29 new supermarkets opened (including six replacement supermarkets) and 12 supermarkets closed. Replacement supermarkets opened in 2006 replaced six of the 12 supermarkets closed in 2006. Five of the 12 supermarkets closed in 2006 were not replaced and the remaining supermarket closed in 2006 was opened as a replacement supermarket in 2007. Net new supermarkets added an additional 0.8 million square feet in 2006, a 2.0% increase. Expenditures were also incurred for new or enhanced information technology hardware and applications and emergency backup generators. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $765.2 million.

Capital expenditure projection

In 2009, the Company plans to open approximately 40 supermarkets (including 11 supermarket locations acquired from Albertson’s). Although real estate development is unpredictable, the Company’s 2009 new store growth represents a reasonable estimate of anticipated future growth. Capital expenditures for 2009 are expected to be approximately $665 million, primarily consisting of new supermarkets, remodeling certain existing supermarkets, completion of planned improvements for certain of the supermarket locations acquired from Albertson’s, completion of a second data center and new or enhanced information technology hardware and applications. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities

Net cash used in financing activities was $1,312.9 million in 2008, as compared with $762.1 million and $602.3 million in 2007 and 2006, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and payment of the annual cash dividend. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s ESPP, 401(k) Plan, ESOP and Directors Plan. Net common stock repurchases totaled $979.3 million in 2008, as compared with $439.8 million and $430.5 million in 2007 and 2006, respectively. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to 2008. However, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends*

The Company paid an annual cash dividend on its common stock of $0.44 per share or $364.6 million, $0.40 per share or $338.6 million and $0.20 per share or $171.6 million in 2008, 2007 and 2006, respectively.

Cash requirements

In 2009, the cash requirements for current operations, capital expenditures, common stock repurchases and payment of the annual cash dividend are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

*	Per share amounts restated to give retroactive effect for 5-for-1 stock split in July 2006.

Contractual Obligations

Following is a summary of contractual obligations as of December 27, 2008:

		Payments Due by Period
	Total	2009	2010 2011	2012 2013	There- after
		(Amounts are in thousands)
Contractual Obligations:
Operating leases (1)	$4,467,424	402,889	770,848	690,805	2,602,882
Purchase obligations (2) (3) (4)	2,021,622	923,346	265,756	196,321	636,199
Other long-term liabilities:
Self-insurance reserves (5)	363,345	132,275	89,556	37,288	104,226
Accrued postretirement benefit cost (6)	82,750	3,272	7,348	8,418	63,712
Other noncurrent liabilities	87,880	20,675	25,126	11,406	30,673

Total	$7,023,021	1,482,457	1,158,634	944,238	3,437,692

(1)	For a more detailed description of the operating lease obligations, refer to Note 8(a) Commitments and Contingencies—Operating Leases in the Notes to Consolidated Financial Statements.
(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable within 30 days without penalty.
(3)	As of December 27, 2008, the Company had $10.3 million outstanding in trade letters of credit and $4.1 million outstanding in standby letters of credit to support certain of these purchase obligations.
(4)	Purchase obligations include $1,138.4 million in real estate taxes, insurance and maintenance commitments related to operating leases. The actual amounts to be paid are variable and have been estimated based on current costs.
(5)	As of December 27, 2008, the Company had $200.0 million outstanding in a standby letter of credit for the benefit of the Company’s insurance carrier to support this obligation.
(6)	For a more detailed description of the postretirement benefit obligations, refer to Note 5 Postretirement Benefits in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations or cash flows.

Results of Operations

The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2008, 2007 and 2006 included 52 weeks.

Sales

Sales for 2008 were $23.9 billion as compared with $23.0 billion in 2007, an increase of $912.5 million or a 4.0% increase. The Company estimates that its sales increased $613.3 million or 2.7% from new supermarkets (excluding replacement supermarkets) and $299.2 million or 1.3% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). The increase in comparable store sales is primarily attributed to increases in retail pricing which are comparable to increases in product costs.

Sales for 2007 were $23.0 billion as compared with $21.7 billion in 2006, an increase of $1,361.8 million or a 6.3% increase. The Company estimates that its sales increased $430.6 million or 2.0% from new supermarkets and $931.2 million or 4.3% from comparable store sales.

Sales for 2006 were $21.7 billion as compared with $20.6 billion in 2005, an increase of $1,065.6 million or a 5.2% increase. After excluding sales of $387.5 million for the extra week included in 2005, this reflects an increase of approximately $412.1 million or 2.0% from new supermarkets and approximately $1,041.0 million or 5.2% from comparable store sales. The Company estimates that sales for 2005 were positively impacted by $73 million as a result of the hurricane the Company experienced during the fourth quarter of 2005. If sales for 2005 had not been positively impacted by the hurricane, the reported 5.2% increase in comparable store sales for 2006 would have been 5.6%.

Gross profit

Gross profit (sales less cost of merchandise sold) as a percentage of sales was 26.9% in 2008 as compared with 27.0% in 2007 and 2006. In 2008, gross profit as a percentage of sales remained relatively unchanged compared to 2007 and 2006.

Operating and administrative expenses

Operating and administrative expenses as a percentage of sales were 21.1% as compared with 20.6% in 2007 and 2006. The increase in operating and administrative expenses for 2008 was primarily due to increases in health care costs, workers’ compensation, rent, utilities and repairs and maintenance expense.

Investment income, net

Investment income, net was $57.5 million, $146.9 million and $115.9 million in 2008, 2007 and 2006, respectively. The decrease in investment income for 2008 is primarily due to the impairment of available-for-sale (AFS) securities of $60.8 million and a decrease in interest income resulting from lower average balances and lower interest rates.

Income taxes

The effective income tax rates were 34.0%, 34.9% and 35.0% in 2008, 2007 and 2006, respectively. The net decrease in the 2008 effective income tax rate is primarily due to the increase in dividends paid to ESOP participants partially offset by decreases in tax exempt interest.

Net earnings

Net earnings were $1,089.8 million or $1.33 per share, $1,183.9 million or $1.41 per share and $1,097.2 million or $1.29 per share for 2008, 2007 and 2006, respectively.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) 157, “Fair Value Measurement,” effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Dates of FASB Statement No. 157,” which defers the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. As of December 30, 2007, the Company adopted SFAS 157 for its AFS securities. The partial adoption of SFAS 157 had no effect on the Company’s financial condition, results of operations or cash flows. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 was effective immediately and did not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Inventories

Inventories are valued at the lower of cost or market. The cost for 86% and 85% of inventories was determined using the dollar value last-in, first-out method as of December 27, 2008 and December 29, 2007, respectively. Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to each similar merchandise category’s ending retail value. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value manufactured, seasonal, certain perishable and other miscellaneous inventory items because of fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink.

Investments

All of the Company’s debt and equity investments are classified as AFS. The Company reviews its AFS investments for other-than-temporary impairments based on criteria that include the extent to which cost exceeds market value, the duration of the market decline and the financial health of and prospects for the issuer. Factors indicating other-than-temporary impairments include issuer downgrade, default or bankruptcy. Historically, the Company’s estimates for other-than-temporary impairments have been reasonably accurate. If market or issuer conditions decline, the Company may incur future impairments.

Debt investments at year end primarily consisted of state and municipality issued bonds and collateralized mortgage obligations with high credit ratings; therefore, the Company believes the credit risk is low. The Company purchases its debt investments with the intent and ability to hold such investments to maturity. The Company believes a one percentage point increase in long-term interest rates, or 100 basis points, would result in an immaterial unrealized loss on its debt investments. Since these investments are classified as AFS, such a theoretical temporary unrealized loss would impact comprehensive earnings, but not net earnings or cash flows.

Equity investments are subject to equity price risk that results from fluctuations in quoted market prices as of the end of the balance sheet date. Market price fluctuations may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. The recent market liquidity issues have created volatility in market prices that resulted in unrealized losses for most of the Company’s equity investments. Unrealized losses on investments are evaluated quarterly for other-than-temporary impairments. The carrying value of investments determined to be other-than-temporarily impaired is written down to fair market value. A theoretical decrease of 25% in the value of the Company’s equity investments would result in an immaterial decrease in the value of long-term investments.

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

The Company’s judgment regarding the existence of circumstances that indicate the potential impairment of an asset’s net book value is based on several factors, including the decision to close a supermarket or a decline in operating cash flows. The variability of these factors depends on a number of conditions, including uncertainty about future events and general economic conditions; therefore, the Company’s accounting estimates may change from period to period. These factors could cause the Company to conclude that a potential impairment exists and the applicable impairment tests could result in a determination that the value of long-lived assets is impaired, resulting in a write-down of the long-lived assets. The Company attempts to select supermarket sites that will achieve the forecasted operating results. To the extent the Company’s assets are maintained in good condition and the forecasted operating results of the supermarkets are achieved, it is relatively unlikely that future assessments of recoverability would result in impairment charges that would have a material effect on the Company’s financial condition and results of operations. There were no material changes in the estimates or assumptions related to the impairment of long-lived assets in 2008.

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

Self-Insurance

The Company has insurance coverage for losses in excess of the self-insurance limits for fleet liability, general liability and workers’ compensation claims. Historically, it has been infrequent for incurred claims to exceed these self-insurance limits.

Self-insurance reserves are established for health care, fleet liability, general liability and workers’ compensation claims. These reserves are determined based on actual claims experience and an estimate of claims incurred but not reported, including, where necessary, actuarial studies. The Company believes that the use of actuarial studies to determine self-insurance reserves represents a consistent method of measuring these subjective estimates. Actuarial projections of losses for general liability and workers’ compensation claims are discounted and subject to a high degree of variability. The causes of variability include, but are not limited to, such factors as future interest and inflation rates, future economic conditions, claims experience, litigation trends, benefit level changes and other factors. The Company believes a one percentage point change in the discount rate, or 100 basis points, would result in an immaterial change in the Company’s self-insurance reserves.

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

The Company’s cash equivalents and short-term investments are subject to three market risks: interest rate risk, credit risk and secondary market risk. Most of the cash equivalents and short-term investments are held in money market investments and debt securities that mature in less than one year. Due to the quality of the short-term investments held, the Company does not expect the valuation of these investments to be significantly impacted by current market conditions.

The Company’s long-term investments consist of debt and equity investments. Debt investments are subject to both interest rate risk and credit risk. The debt investments at year end primarily consisted of state and municipality issued bonds and collateralized mortgage obligations with high credit ratings; therefore, the Company believes the credit risk is low. The Company purchases its debt investments with the intent and ability to hold such investments to maturity. The Company believes a one percentage point increase in long-term interest rates, or 100 basis points, would result in an immaterial unrealized loss on its debt investments. Since the debt investments are classified as AFS, such a theoretical temporary unrealized loss would impact comprehensive earnings, but not net earnings or cash flows.

Equity investments are subject to equity price risk that results from fluctuations in quoted market prices as of the end of the balance sheet date. Market price fluctuations may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. The recent market liquidity issues have created volatility in market prices that resulted in unrealized losses for most of the Company’s equity investments. Unrealized losses on investments are evaluated quarterly for other-than-temporary impairments. The carrying value of investments determined to be other-than-temporarily impaired is written down to fair market value. A theoretical decrease of 25% in the value of the Company’s equity investments would result in an immaterial decrease in the value of long-term investments.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment and these criteria, management believes that the Company’s internal control over financial reporting was effective as of December 27, 2008.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included on page 29.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule

Page
Reports of Independent Registered Public Accounting Firm	28

Consolidated Financial Statements:

Consolidated Balance Sheets – December 27, 2008 and December 29, 2007	30

Consolidated Statements of Earnings – Years ended December 27, 2008, December 29, 2007 and December 30, 2006	32

Consolidated Statements of Comprehensive Earnings – Years ended December 27, 2008, December 29, 2007 and December 30, 2006	33

Consolidated Statements of Cash Flows – Years ended December 27, 2008, December 29, 2007 and December 30, 2006	34

Consolidated Statements of Stockholders’ Equity – Years ended December 27, 2008, December 29, 2007 and December 30, 2006	36

Notes to Consolidated Financial Statements	37

The following consolidated financial statement schedule of the Company for the years ended December 27, 2008, December 29, 2007 and December 30, 2006 is submitted herewith:

Schedule:
II—Valuation and Qualifying Accounts	52

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Publix Super Markets, Inc.:

We have audited the accompanying consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries (the Company) as of December 27, 2008 and December 29, 2007, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 27, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. and subsidiaries as of December 27, 2008 and December 29, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, as of December 31, 2006. As discussed in Note 5, the Company adopted the recognition provision and the measurement provision of Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 30, 2006 and December 30, 2007, respectively. As discussed in Note 4, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurement, for its available-for-sale securities as of December 30, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

February 23, 2009

Tampa, Florida

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Publix Super Markets, Inc.:

We have audited Publix Super Markets, Inc.’s (the Company) internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Publix Super Markets, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 27, 2008 and December 29, 2007, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 27, 2008, and our report dated February 23, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

February 23, 2009
Tampa, Florida
Certified Public Accountants

PUBLIX SUPER MARKETS, INC.

Consolidated Balance Sheets

December 27, 2008 and

December 29, 2007

	2008	2007
	(Amounts are in thousands)
Assets
Current assets:
Cash and cash equivalents	$ 201,813	182,867
Short-term investments	26,495	237,206
Trade receivables	366,418	360,260
Merchandise inventories	1,387,575	1,279,531
Deferred tax assets	44,628	52,010
Prepaid expenses	23,727	17,080

Total current assets	2,050,656	2,128,954

Long-term investments	1,810,048	2,512,200
Other noncurrent assets	154,639	46,531

Property, plant and equipment:
Land	313,750	213,301
Buildings and improvements	1,494,560	1,237,343
Furniture, fixtures and equipment	4,166,752	3,822,396
Leasehold improvements	1,153,979	1,068,259
Construction in progress	298,364	92,017

	7,427,405	6,433,316

Accumulated depreciation	(3,353,076)	(3,067,844)

Net property, plant and equipment	4,074,329	3,365,472

	$8,089,672	8,053,157

See accompanying notes to consolidated financial statements.

	2008	2007
	(Amounts are in thousands, except par value)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,039,858	974,648
Accrued expenses:
Contribution to retirement plans	335,245	356,529
Self-insurance reserves	132,275	113,597
Salaries and wages	92,484	97,844
Other	217,985	206,101
Federal and state income taxes	—	60,409

Total current liabilities	1,817,847	1,809,128

Deferred tax liabilities	131,433	152,192
Self-insurance reserves	231,070	230,849
Accrued postretirement benefit cost	79,478	77,379
Other noncurrent liabilities	186,546	141,423

Total liabilities	2,446,374	2,410,971

Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued and outstanding 793,966 shares in 2008 and 831,476 shares in 2007	793,966	831,476
Additional paid-in capital	806,526	746,759
Retained earnings	4,055,432	4,079,428

	5,655,924	5,657,663

Accumulated other comprehensive losses	(12,626)	(15,477)

Total stockholders’ equity	5,643,298	5,642,186

Commitments and contingencies	—	—

	$8,089,672	8,053,157

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Earnings

Years ended December 27, 2008, December 29, 2007

and December 30, 2006

	2008	2007	2006
	(Amounts are in thousands, except per share amounts)
Revenues:
Sales	$23,929,064	23,016,568	21,654,774
Other operating income	180,520	177,022	164,951

Total revenues	24,109,584	23,193,590	21,819,725

Costs and expenses:
Cost of merchandise sold	17,486,823	16,805,829	15,811,957
Operating and administrative expenses	5,056,962	4,743,456	4,457,117

Total costs and expenses	22,543,785	21,549,285	20,269,074

Operating profit	1,565,799	1,644,305	1,550,651

Investment income, net	57,493	146,857	115,851
Other income, net	28,120	26,411	21,051

Earnings before income tax expense	1,651,412	1,817,573	1,687,553

Income tax expense	561,642	633,648	590,344

Net earnings	$ 1,089,770	1,183,925	1,097,209

Weighted average shares outstanding	818,248	840,523	849,815

Basic and diluted earnings per share	$1.33	1.41	1.29

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Comprehensive Earnings

Years ended December 27, 2008, December 29, 2007

and December 30, 2006

	2008	2007	2006
	(Amounts are in thousands)
Net earnings	$1,089,770	1,183,925	1,097,209

Other comprehensive earnings (losses):

Unrealized (loss) gain on investment securities – available-for-sale (AFS), net of tax effect of ($25,089), $619 and $4,585 in 2008, 2007 and 2006, respectively	(39,841)	978	7,282

Reclassification adjustment for net realized loss (gain) on investment securities – AFS, net of tax effect of $26,210, ($2,832) and ($564) in 2008, 2007 and 2006, respectively	41,622	(4,496)	(895)

Adjustment to other postretirement benefit plan obligation, net of tax effect of ($155) and $1,775 in 2008 and 2007, respectively	(245)	2,818	—

Comprehensive earnings	$1,091,306	1,183,225	1,103,596

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Cash Flows

Years ended December 27, 2008, December 29, 2007

and December 30, 2006

	2008	2007	2006
	(Amounts are in thousands)
Cash flows from operating activities:
Cash received from customers	$23,956,284	23,057,677	21,683,210
Cash paid to employees and suppliers	(21,570,749)	(20,695,114)	(19,355,029)
Income taxes paid	(641,307)	(672,833)	(735,285)
Payment for self-insured claims	(267,780)	(228,216)	(205,135)
Dividends and interest received	135,382	142,454	100,379
Other operating cash receipts	170,124	165,809	152,470
Other operating cash payments	(9,100)	(13,101)	(11,178)

Net cash provided by operating activities	1,772,854	1,756,676	1,629,432

Cash flows from investing activities:
Payment for property, plant and equipment	(1,289,707)	(683,290)	(481,247)
Proceeds from sale of property, plant and equipment	10,074	7,760	17,289
Payment for investments	(317,020)	(844,199)	(1,244,890)
Proceeds from sale and maturity of investments	1,155,615	667,417	479,683

Net cash used in investing activities	(441,038)	(852,312)	(1,229,165)

Cash flows from financing activities:
Payment for acquisition of common stock	(1,127,581)	(647,324)	(665,376)
Proceeds from sale of common stock	148,281	207,546	234,882
Dividends paid	(364,583)	(338,575)	(171,645)
Other, net	31,013	16,260	(131)

Net cash used in financing activities	(1,312,870)	(762,093)	(602,270)

Net increase (decrease) in cash and cash equivalents	18,946	142,271	(202,003)
Cash and cash equivalents at beginning of year	182,867	40,596	242,599

Cash and cash equivalents at end of year	$201,813	182,867	40,596

See accompanying notes to consolidated financial statements.

	2008	2007	2006
	(Amounts are in thousands)
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$1,089,770	1,183,925	1,097,209

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	444,311	406,358	390,996
Retirement contributions paid or payable in common stock	231,892	259,219	268,006
Deferred income taxes	(14,666)	(66,439)	(30,738)
Loss on disposal and impairment of property, plant and equipment and goodwill	23,383	41,554	20,785
Loss (gain) on sale and impairment of investments	67,832	(7,328)	(1,459)
Net amortization (accretion) of investments	8,489	9,130	(8,551)
Change in operating assets and liabilities providing (requiring) cash:
Trade receivables	(6,158)	2,760	(8,070)
Merchandise inventories	(108,044)	(127,624)	(42,364)
Prepaid expenses and other noncurrent assets	(768)	14,693	(1,270)
Accounts payable and accrued expenses	71,733	28,971	73,170
Self-insurance reserves	18,899	(18,791)	1,449
Federal and state income taxes	(65,020)	27,170	(115,113)
Other noncurrent liabilities	11,201	3,078	(14,618)

Total adjustments	683,084	572,751	532,223

Net cash provided by operating activities	$1,772,854	1,756,676	1,629,432

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Stockholders’ Equity

Years ended December 27, 2008, December 29, 2007

and December 30, 2006

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stockholders	Accumulated Other Comprehensive Earnings (Losses)	Total Stockholders’ Equity
	(Amounts are in thousands, except per share amounts)
Balances at December 31, 2005	$846,942	302,178	3,070,310	—	(13,656)	4,205,774

Comprehensive earnings	—	—	1,097,209	—	6,387	1,103,596
Cash dividends, $0.20 per share	—	—	(171,645)	—	—	(171,645)
Contribution of 17,090 shares to retirement plans	13,576	208,082	—	53,484	—	275,142
Acquired 37,799 shares from stockholders	—	—	—	(665,376)	—	(665,376)
Sale of 13,482 shares to stockholders	1,397	23,299	—	210,186	—	234,882
Retirement of 22,200 shares	(22,200)	—	(379,506)	401,706	—	—
Adjustment to reflect additional unfunded postretirement benefit obligation per SFAS 158	—	—	—	—	(7,508)	(7,508)

Balances at December 30, 2006	839,715	533,559	3,616,368	—	(14,777)	4,974,865

Comprehensive earnings (losses)	—	—	1,183,925	—	(700)	1,183,225
Cash dividends, $0.40 per share	—	—	(338,575)	—	—	(338,575)
Contribution of 13,188 shares to retirement plans	10,694	202,862	—	48,893	—	262,449
Acquired 31,527 shares from stockholders	—	—	—	(647,324)	—	(647,324)
Sale of 10,100 shares to stockholders	529	10,338	—	196,679	—	207,546
Retirement of 19,462 shares	(19,462)	—	(382,290)	401,752	—	—

Balances at December 29, 2007	831,476	746,759	4,079,428	—	(15,477)	5,642,186

Comprehensive earnings	—	—	1,089,770	—	1,536	1,091,306
Cash dividends, $0.44 per share	—	—	(364,583)	—	—	(364,583)
Contribution of 12,231 shares to retirement plans	1,697	32,296	—	219,182	—	253,175
Acquired 57,337 shares from stockholders	—	—	—	(1,127,581)	—	(1,127,581)
Sale of 7,596 shares to stockholders	1,506	27,471	—	119,304	—	148,281
Retirement of 40,713 shares	(40,713)	—	(748,382)	789,095	—	—
Adjustment to reflect the impact of the measurement date provision per SFAS 158	—	—	(801)	—	1,315	514

Balances at December 27, 2008	$793,966	806,526	4,055,432	—	(12,626)	5,643,298

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

The fiscal year ends on the last Saturday in December. Fiscal years 2008, 2007 and 2006 include 52 weeks.

(d)	Cash Equivalents

The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

(e)	Trade Receivables

Trade receivables primarily include amounts due from vendor allowances, debit and credit card sales and third party insurance pharmacy billings.

(f)	Inventories

Inventories are valued at the lower of cost or market. The cost for 86% and 85% of inventories was determined using the dollar value last-in, first-out method as of December 27, 2008 and December 29, 2007, respectively. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value manufactured, seasonal, certain perishable and other miscellaneous inventory items because of fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink.

(g)	Investments

All of the Company’s debt and equity investments are classified as available-for-sale (AFS). AFS securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as other comprehensive earnings (losses) and included as a separate component of stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income, net. The Company reviews its investments for other-than-temporary impairments based on criteria that include the extent to which cost exceeds market value, the duration of the market decline and the financial health of and prospects for the issuer. Realized gains and losses and declines in value judged to be other-than-temporary on AFS securities are included in investment income, net. The cost of securities sold is based on the specific identification method.

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

On September 8, 2008, the Company acquired the assets of 49 supermarket locations in Florida from Albertson’s LLC (Albertson’s) for $498,000,000. Assets acquired include supermarkets that are owned and supermarkets that are subject to ground leases and traditional leases. All acquired supermarkets were closed prior to the acquisition date to undergo planned improvements. The Company opened 24 of the acquired supermarket locations in 2008 and expects to open substantially all of the remaining acquired supermarket locations in 2009 and 2010.

At the acquisition date, the acquired assets were classified as construction in progress and are being reclassified based on the purchase price allocation as the supermarkets open. Of the total purchase price of $498,000,000, approximately $376,000,000 will be allocated to property, plant and equipment, $6,000,000 to pharmacy inventory, $11,000,000 to liquor licenses and $105,000,000 to amortizable intangible assets, primarily below-market leases. The weighted average amortization period for the amortizable intangible assets is 27 years. As of December 27, 2008, a total of $346,000,000 was transferred from construction in progress and allocated to the applicable assets as the supermarkets opened.

(i)	Capitalized Computer Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use. These costs are capitalized and amortized over a three year life. The amounts capitalized were $16,750,000, $16,132,000 and $14,297,000 for 2008, 2007 and 2006, respectively.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

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

Due to declining operating results at its Crispers restaurants, the Company recorded an asset impairment charge of $16,117,000 in 2007 to write down certain furniture, fixtures and equipment and leasehold improvements to fair value at underperforming Crispers restaurants. Additionally, the Company recorded related goodwill impairment charges of $16,135,000 in 2007 to write down substantially all of its recorded goodwill in Crispers. These impairment charges are included in operating and administrative expenses in the consolidated statements of earnings.

(k)	Self-Insurance

Self-insurance reserves are established for health care, fleet liability, general liability and workers’ compensation claims. These reserves are determined based on actual claims experience and an estimate of claims incurred but not reported, including, where necessary, actuarial studies. Actuarial projections of losses for general liability and workers’ compensation claims are discounted. The Company has insurance coverage for losses in excess of the self-insurance limits for fleet liability, general liability and workers’ compensation claims. Historically, it has been infrequent for incurred claims to exceed these self-insurance limits.

(l)	Comprehensive Earnings

Comprehensive earnings include net earnings and other comprehensive earnings. Other comprehensive earnings include revenues, expenses, gains and losses that have been excluded from net earnings and recorded directly to stockholders’ equity. Included in other comprehensive earnings for the Company are unrealized gains and losses on AFS securities and adjustments to the other postretirement benefit plan obligation.

As of December 27, 2008, accumulated other comprehensive losses include net unrealized losses on AFS securities of $14,652,000, net of tax effect of $5,647,000 and unfunded postretirement benefit obligation of $5,901,000, net of tax effect of $2,280,000. As of December 29, 2007, accumulated other comprehensive losses include net unrealized losses on AFS securities of $17,555,000, net of tax effect of $6,768,000 and unfunded postretirement benefit obligation of $7,643,000, net of tax effect of $2,953,000.

(m)	Revenue Recognition

Revenue is recognized at the point of sale for retail sales. Customer returns are immaterial. Vendor coupons that are reimbursed are accounted for as sales. Coupons and other sales incentives offered by the Company that are not reimbursed are recorded as a reduction of sales.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

(n)	Sales Taxes

The Company records sales net of applicable sales taxes.

(o)	Other Operating Income

Other operating income is recognized on a net revenue basis as earned. Other operating income includes income generated from other activities, primarily lottery commissions, automated teller transactions, commissions on licensee sales, check cashing fees, circulation commissions, money transfer fees and vending machine commissions.

(p)	Cost of Merchandise Sold

Cost of merchandise sold includes costs of inventory and costs related to in-store production. Cost of merchandise sold also includes inbound freight charges, purchasing and receiving costs, warehousing costs and other costs of the Company’s distribution network.

Vendor allowances and credits, including cooperative advertising allowances, received from a vendor in connection with the purchase or promotion of the vendor’s products, are recognized as a reduction of cost of merchandise sold as earned. These allowances and credits are recognized as earned in accordance with the underlying agreement with the vendor and completion of the earning process. Short-term vendor agreements with advance payment provisions are recorded as a current liability and are recognized over the appropriate period as earned according to the underlying agreement. Long-term vendor agreements with advance payment provisions are recorded as a noncurrent liability and are recognized over the appropriate period as earned according to the underlying agreement.

The amount of cooperative advertising allowances recognized as a reduction of cost of merchandise sold was $12,969,000, $11,997,000 and $11,051,000 for 2008, 2007 and 2006, respectively.

(q)	Advertising Costs

Advertising costs are expensed as incurred and were $196,391,000, $182,863,000 and $163,141,000 for 2008, 2007 and 2006, respectively.

(r)	Other Income, net

Other income, net includes rent received from tenants in owned shopping centers, net of related expenses, and other miscellaneous nonoperating income.

(s)	Income Taxes

Deferred tax assets and liabilities are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

(t)	Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net earnings by the weighted average shares outstanding. Basic and diluted earnings per share are the same because the Company does not have options or other stock compensation programs that would impact the calculation of diluted earnings per share.

(u)	Use of Estimates

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

If the FIFO method of valuing inventories had been used by the Company to value all inventories, inventories and current assets would have been higher than reported by $267,187,000 and $195,169,000 as of December 27, 2008 and December 29, 2007, respectively.

(3)	Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents: The carrying amount for cash and cash equivalents approximates fair value.

Investment securities: The fair values for debt and equity securities are based on Level 1 and Level 2 market prices as described in Note 4.

The carrying amount of the Company’s other financial instruments as of December 27, 2008 and December 29, 2007 approximated their respective fair values. Other investments are accounted for using the equity method. The carrying amount of other investments approximates fair value.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

(4)	Investments

Following is a summary of investments as of December 27, 2008 and December 29, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
2008
Available-for-sale:
Tax exempt bonds	$390,526	8,277	334	398,469
Taxable bonds	1,236,777	6,556	10,662	1,232,671
Equity securities	158,499	3,424	21,913	140,010

	1,785,802	18,257	32,909	1,771,150
Other investments	65,393	—	—	65,393

	$1,851,195	18,257	32,909	1,836,543

2007
Available-for-sale:
Tax exempt bonds	$810,840	5,291	513	815,618
Taxable bonds	1,673,612	5,843	43,859	1,635,596
Equity securities	223,874	32,024	16,341	239,557

	2,708,326	43,158	60,713	2,690,771
Other investments	58,635	—	—	58,635

	$2,766,961	43,158	60,713	2,749,406

Included in tax exempt bonds are auction rate securities with a cost and fair value of $14,900,000 and $132,500,000 as of December 27, 2008 and December 29, 2007, respectively.

The realized gains on sales of AFS securities totaled $22,445,000, $13,414,000 and $3,549,000 for 2008, 2007 and 2006, respectively, and the realized losses on sales and other-than-temporary impairments of AFS securities totaled $90,277,000, $6,086,000 and $2,090,000, respectively.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of debt and equity securities classified as AFS and other investments as of December 27, 2008 and December 29, 2007, by expected maturity, are as follows:

	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$26,241	26,495	104,849	104,706
Due after one year through five years	279,778	283,940	446,448	450,056
Due after five years through ten years	56,597	56,472	108,934	107,890
Due after ten years	1,264,687	1,264,233	1,824,221	1,788,562

	1,627,303	1,631,140	2,484,452	2,451,214
Equity securities	158,499	140,010	223,874	239,557
Other investments	65,393	65,393	58,635	58,635

	$1,851,195	1,836,543	2,766,961	2,749,406

Following is a summary of temporarily impaired investments by the time period impaired as of December 27, 2008 and December 29, 2007:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
2008
Tax exempt bonds	$18,531	334	—	—	18,531	334
Taxable bonds	172,202	6,387	256,381	4,275	428,583	10,662
Equity securities	58,186	21,348	1,718	565	59,904	21,913

Total temporarily impaired investments	$248,919	28,069	258,099	4,840	507,018	32,909

2007
Tax exempt bonds	$3,203	8	145,976	505	149,179	513
Taxable bonds	444,549	8,270	572,115	35,589	1,016,664	43,859
Equity securities	80,441	15,706	4,037	635	84,478	16,341

Total temporarily impaired investments	$528,193	23,984	722,128	36,729	1,250,321	60,713

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

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

There are 334 investment issues contributing to the total unrealized loss of $32,909,000 as of December 27, 2008. The unrealized loss related to the bonds owned by the Company is primarily driven by changes in interest rates impacting the market value of the bonds. The Company continues to receive scheduled principal and interest payments on these investments. The unrealized loss related to the equity securities owned by the Company is primarily driven by stock market volatility.

As of December 30, 2007, the Company adopted Statement of Financial Accounting Standard (SFAS) 157, “Fair Value Measurement,” for its AFS securities. Following are descriptions of the SFAS 157 measurement categories used as of the reporting date.

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

Following is a summary of fair value measurements for AFS securities as of December 27, 2008:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
AFS securities	$1,771,150	119,668	1,651,482	—

There are no other major categories of assets and liabilities that are recognized at fair value for which SFAS 157 has not been applied.

(5)	Postretirement Benefits

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

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

On December 30, 2006, the Company adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” In adopting the recognition provision of SFAS 158, the Company recognized an adjustment to its accrued postretirement benefit cost and other comprehensive losses for the underfunded status of its postretirement plan totaling $12,236,000, net of tax effect of $4,728,000. On December 30, 2007, the Company adopted the measurement date provision. As of December 27, 2008, retained earnings includes a measurement date adjustment for the net periodic benefit cost of $1,306,000, net of tax effect of $505,000. In addition, accumulated other comprehensive earnings includes a measurement date adjustment to reduce the projected benefit obligation by $2,143,000, net of tax effect of $828,000.

The Company made benefit payments to beneficiaries of retirees of $2,746,000, $2,440,000 and $3,169,000 during 2008, 2007 and 2006, respectively.

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of plan assets measured as of December 27, 2008 and October 1, 2007.

	2008	2007
	(Amounts are in thousands)
Change in benefit obligation:
Benefit obligation as of beginning of year	$ 80,623	81,852
Service cost	217	267
Interest cost	5,093	4,758
Actuarial gain	400	(3,814)
Benefit payments	(2,746)	(2,440)
Adjustment to reflect the impact of the measurement date provision	(837)	—

Benefit obligation as of end of year	$ 82,750	80,623

Change in fair value of plan assets:
Fair value of plan assets as of beginning of year	$ —	—
Employer contributions	2,746	2,440
Benefit payments	(2,746)	(2,440)

Fair value of plan assets as of end of year	$ —	—

Funded status	$ 82,750	80,623
Unrecognized actuarial loss	(5,901)	(7,643)
Amount recognized in noncurrent liabilities	5,901	7,643

Accrued postretirement benefit cost	$ 82,750	80,623

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

The benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Year
(Amounts are in thousands)
2009	$3,272
2010	3,544
2011	3,804
2012	4,072
2013	4,346
2014 through 2018	26,330
Thereafter	37,382

$82,750

Effective with the adoption of the measurement provision of SFAS 158, the measurement date is December 27, 2008 for 2008 and the net periodic benefit costs are measured for the year then ended. The measurement dates are as of October 1 for 2007 and 2006.

Following are the actuarial assumptions that were used in the calculation of the year end benefit obligation:

	2008	2007	2006
Discount rate	6.40%	6.30%	5.90%
Rate of compensation increase	4.00%	4.00%	4.00%

The Company determined the discount rate using a yield curve methodology based on high quality corporate bonds with a rating of AA or better.

Net periodic postretirement benefit cost consists of the following components:

	2008	2007	2006
	(Amounts are in thousands)
Service cost	$217	267	372
Interest cost	5,093	4,758	4,656
Amortization of prior service cost	—	—	(2,446)
Recognized actuarial loss	—	779	2,115

Net periodic postretirement benefit cost	$5,310	5,804	4,697

Effective with the adoption of SFAS 158, actuarial losses are amortized from accumulated other comprehensive losses into net periodic postretirement benefit cost over future years when the accumulation of such losses exceeds 10% of the year end benefit obligation.

Following are the actuarial assumptions that were used in the calculation of the net periodic postretirement benefit cost:

	2008	2007	2006
Discount rate	6.50%	5.90%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

(6)	Retirement Plans

The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. The amount of the Company’s discretionary contribution to the ESOP is determined annually by the Board of Directors and can be made in Company common stock or cash. The expense recorded for contributions to this plan was $210,593,000, $239,197,000 and $249,710,000 for 2008, 2007 and 2006, respectively.

The Company has a 401(k) plan for the benefit of eligible employees. The 401(k) plan is a voluntary defined contribution plan. Eligible employees may contribute up to 10% of their eligible annual compensation, subject to the maximum contribution limits established by federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2008, 2007 and 2006, the Board of Directors approved a match of 50% of eligible contributions up to 3% of eligible wages, not to exceed a maximum match of $750 per employee. The match, which is determined as of the last day of the plan year and paid in the subsequent plan year, is in common stock of the Company. The expense recorded for the Company’s match to the 401(k) plan was $21,300,000, $20,022,000 and $18,296,000 for 2008, 2007 and 2006, respectively.

The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

(7)	Income Taxes

Total income taxes for 2008, 2007 and 2006, respectively were allocated as follows:

	2008	2007	2006
	(Amounts are in thousands)
Earnings	$561,642	633,648	590,344
Other comprehensive earnings (losses)	966	(438)	4,021
Accumulated other comprehensive earnings (losses) and retained earnings	323	—	(4,728)

	$562,931	633,210	589,637

The provision for income taxes consists of the following:

	Current	Deferred	Total
	(Amounts are in thousands)
2008
Federal	$509,003	(7,597)	501,406
State	67,305	(7,069)	60,236

	$576,308	(14,666)	561,642

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

	Current	Deferred	Total
	(Amounts are in thousands)
2007
Federal	$615,121	(59,077)	556,044
State	84,966	(7,362)	77,604

	$700,087	(66,439)	633,648

2006
Federal	$560,073	(25,218)	534,855
State	61,009	(5,520)	55,489

	$621,082	(30,738)	590,344

A reconciliation of the provision for income taxes at the federal statutory tax rate of 35% to earnings before income taxes compared to the Company’s actual income tax expense is as follows:

	2008	2007	2006
	(Amounts are in thousands)
Federal tax at statutory tax rate	$577,994	636,150	590,644
State income taxes (net of federal tax benefit)	39,153	50,443	36,068
ESOP dividend	(39,077)	(36,588)	(18,660)
Other, net	(16,428)	(16,357)	(17,708)

	$561,642	633,648	590,344

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 27, 2008 and December 29, 2007 are as follows:

	2008	2007
	(Amounts are in thousands)
Deferred tax assets:
Self-insurance reserves	$121,707	118,301
Retirement plan contributions	36,374	40,147
Postretirement benefit cost	31,914	31,103
Reserves not currently deductible	16,964	12,167
Unrealized losses and impairments on AFS securities	35,203	10,305
Advance purchase allowances	6,806	9,279
Inventory capitalization	11,502	9,196
Other	1,064	2,900

Total deferred tax assets	$261,534	233,398

Deferred tax liabilities:
Property, plant and equipment, principally due to depreciation	$340,260	331,420
Other	8,079	2,160

Total deferred tax liabilities	$348,339	333,580

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

The Company expects the results of future operations and the reversal of deferred tax liabilities to generate sufficient taxable income to allow utilization of deferred tax assets; therefore, no valuation allowance has been recorded as of December 27, 2008 or December 29, 2007.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48) on December 31, 2006, the beginning of the 2007 fiscal year. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2002 through 2007 tax years. The Internal Revenue Service is currently auditing tax years 2002 through 2007. The periods subject to examination for the Company’s state returns are the 2005 through 2007 tax years. The Company believes that the outcome of any examination will not have a material effect on its financial condition, results of operations or cash flows. As of December 27, 2008 and December 29, 2007, the Company has immaterial accruals for income tax related interest expense.

The Company had no unrecognized tax benefits upon adoption of FIN 48. Additionally, it did not have any unrecognized tax benefits in 2008 and 2007. Because the Company does not have any unrecognized tax benefits as of December 27, 2008, there will be no effect on the Company’s effective income tax rate in future periods due to the recognition of unrecognized tax benefits.

(8)	Commitments and Contingencies

(a)	Operating Leases

The Company conducts a major portion of its retail operations from leased premises. Initial terms of the leases are typically 20 years, followed by renewal options at five year intervals and may include rent escalation clauses. Minimum rentals represent fixed lease obligations, including insurance and maintenance, to the extent they are fixed in the lease. Contingent rentals represent payment of variable lease obligations, including real estate taxes, insurance, maintenance and, for certain premises, additional rentals based on a percentage of sales in excess of stipulated minimums (excess rent). The payment of variable real estate taxes, insurance and maintenance is generally based on the Company’s pro-rata share of total shopping center square footage. The Company recognizes rent expense for operating leases with rent escalation clauses on a straight-line basis over the applicable lease term. The Company estimates excess rent, where applicable, based on annual sales projections and uses the straight-line method to amortize this cost to rent expense. The annual sales projections are reviewed periodically and adjusted if necessary. Additionally, the Company has operating leases for certain transportation and other equipment.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

Total rental expense for 2008, 2007 and 2006, respectively, is as follows:

	2008	2007	2006
	(Amounts are in thousands)
Minimum rentals	$398,992	361,960	336,932
Contingent rentals	118,106	110,989	111,624
Sublease rental income	(7,022)	(8,836)	(8,978)

	$510,076	464,113	439,578

As of December 27, 2008, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:

Year	Minimum Rental Commitments	Sublease Rental Income	Net
	(Amounts are in thousands)
2009	$402,889	(6,997)	395,892
2010	393,457	(3,980)	389,477
2011	377,391	(2,731)	374,660
2012	355,893	(2,243)	353,650
2013	334,912	(1,711)	333,201
Thereafter	2,602,882	(2,671)	2,600,211

	$4,467,424	(20,333)	4,447,091

The Company also owns shopping centers which are leased to tenants for minimum monthly rentals plus, in certain instances, contingent rentals. Minimum rentals represent fixed lease commitments, including insurance and maintenance. Contingent rentals include variable real estate taxes, insurance, maintenance and, in certain instances, additional rentals based on a percentage of sales in excess of stipulated minimums. Total rental amounts included in trade receivables were $1,478,000 and $1,056,000 as of December 27, 2008 and December 29, 2007, respectively. Rental income was $25,272,000, $23,638,000 and $21,565,000 for 2008, 2007 and 2006, respectively. The approximate amounts of minimum future rental payments to be received under noncancelable operating leases are $18,236,000, $15,258,000, $12,780,000, $9,564,000 and $6,609,000 for the years 2009 through 2013, respectively, and $37,768,000 thereafter.

(b)	Letters of Credit

As of December 27, 2008, the Company had $10,300,000 outstanding in trade letters of credit and $4,100,000 in standby letters of credit to support certain purchase obligations. In addition, the Company had $200,000,000 outstanding in a standby letter of credit for the benefit of the Company’s insurance carrier related to self-insurance reserves.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

(c)	Litigation

The Company is a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(9)	Quarterly Information (unaudited)

Following is a summary of the quarterly results of operations for 2008 and 2007. All quarters have 13 weeks.

	Quarter
	First	Second	Third	Fourth
	(Amounts are in thousands, except per share amounts)
2008
Revenues	$6,276,413	5,894,769	5,842,889	6,095,513
Costs and expenses	$5,792,199	5,484,554	5,550,024	5,717,008
Net earnings	$343,160	295,754	201,829	249,027
Basic and diluted earnings per share	$0.41	0.36	0.25	0.31

2007
Revenues	$5,921,757	5,698,999	5,632,929	5,939,905
Costs and expenses	$5,478,320	5,265,593	5,291,268	5,514,104
Net earnings	$317,581	306,398	248,995	310,951
Basic and diluted earnings per share	$0.38	0.36	0.30	0.37

Schedule II

PUBLIX SUPER MARKETS, INC.

Valuation and Qualifying Accounts

Years ended December 27, 2008, December 29, 2007

and December 30, 2006

(Amounts are in thousands)

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions From Reserves	Balance at End of Year
Year ended December 27, 2008

Reserves not deducted from assets:
Self-insurance reserves:
Current	$113,597	286,458	267,780	132,275
Noncurrent	230,849	221	—	231,070

	$344,446	286,679	267,780	363,345

Year ended December 29, 2007

Reserves not deducted from assets:
Self-insurance reserves:
Current	$112,177	229,636	228,216	113,597
Noncurrent	251,060	—	20,211	230,849

	$363,237	229,636	248,427	344,446

Year ended December 30, 2006

Reserves not deducted from assets:
Self-insurance reserves:
Current	$119,339	197,973	205,135	112,177
Noncurrent	242,449	8,611	—	251,060

	$361,788	206,584	205,135	363,237

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 27, 2008, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Internal Control over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included on page 26 this report. The Company’s independent registered public accounting firm, KPMG LLP, has issued their audit report on the effectiveness of the Company’s internal control over financial reporting, which is included on page 29.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information concerning the executive officers of the Company is set forth in Part I under the caption “Executive Officers of the Company.” All other information concerning the directors and executive officers of the Company is incorporated by reference from the Proxy Statement of the Company (2009 Proxy Statement) which the Company intends to file no later than 120 days after its fiscal year end.

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

Information regarding executive compensation is incorporated by reference from the 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership is incorporated by reference from the 2009 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference from the 2009 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated by reference from the 2009 Proxy Statement.

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
Form 10-Q, Form 10-K and Form 8-K for the periods ended March 31, 2001, June 30, 2001, September 29, 2001, June 29, 2002, December 28, 2002, September 27, 2003, December 27, 2003, March 27, 2004, May 18, 2005, July 1, 2005, January 30, 2006, January 30, 2008 and December 22, 2008.

10.1	Non-Employee Directors Stock Purchase Plan Summary Plan Description, as registered in the Form S-8 filed with the Securities and Exchange Commission on June 21, 2001, is incorporated by reference to the exhibits to the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2001.

10.2	Incentive Bonus Plan is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 25, 2004.

10.3	Employee Stock Ownership Plan as amended and restated as of January 1, 2007 is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 29, 2007.

10.4	401(k) SMART Plan as amended and restated as of January 1, 2007 is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 29, 2007.

14.	Code of Ethical Conduct for Financial Managers is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 28, 2002.

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

February 27, 2009	By:	/s/ John A. Attaway, Jr.
John A. Attaway, Jr.
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carol Jenkins Barnett	Director	February 27, 2009
Carol Jenkins Barnett

/s/ Hoyt R. Barnett	Vice Chairman and Director	February 27, 2009
Hoyt R. Barnett

/s/ William E. Crenshaw	Chief Executive Officer and Director	February 27, 2009
William E. Crenshaw	(Principal Executive Officer)

/s/ Sherrill W. Hudson	Director	February 27, 2009
Sherrill W. Hudson

/s/ Charles H. Jenkins, Jr.	Chairman of the Board and Director	February 27, 2009
Charles H. Jenkins, Jr.

/s/ Howard M. Jenkins	Director	February 27, 2009
Howard M. Jenkins

/s/ E. Vane McClurg	Director	February 27, 2009
E. Vane McClurg

/s/ Kelly E. Norton	Director	February 27, 2009
Kelly E. Norton

/s/ Maria A. Sastre	Director	February 27, 2009
Maria A. Sastre

/s/ David P. Phillips	Chief Financial Officer and Treasurer	February 27, 2009
David P. Phillips	(Principal Financial and Accounting Officer)