Form 10-Q
period 2009-03-28
PUBLIX SUPER MARKETS INC
filed 2009-05-07
CIK 81061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, as of April 24, 2009 was 793,390,000.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts are in thousands, except par value)

	March 28, 2009	December 27, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$478,931	201,813
Short-term investments	48,256	26,495
Trade receivables	403,169	366,418
Merchandise inventories	1,297,775	1,387,575
Deferred tax assets	49,377	44,628
Prepaid expenses	27,092	23,727

Total current assets	2,304,600	2,050,656

Long-term investments	1,881,862	1,810,048
Other noncurrent assets	153,019	154,639

Property, plant and equipment	7,592,358	7,427,405
Accumulated depreciation	(3,429,797)	(3,353,076)

Net property, plant and equipment	4,162,561	4,074,329

	$8,502,042	8,089,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,066,589	1,039,858
Accrued expenses:
Contribution to retirement plans	162,492	335,245
Self-insurance reserves	131,742	132,275
Salaries and wages	135,238	92,484
Dividends payable	325,255	—
Other	220,053	217,985
Federal and state income taxes	166,284	—

Total current liabilities	2,207,653	1,817,847

Deferred tax liabilities	132,373	131,433
Self-insurance reserves	232,788	231,070
Accrued postretirement benefit cost	79,349	79,478
Other noncurrent liabilities	198,101	186,546

Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 797,494 shares in 2009 and 793,966 shares in 2008	797,494	793,966
Additional paid-in capital	837,986	806,526
Retained earnings	4,051,683	4,055,432

	5,687,163	5,655,924
Treasury stock at cost, 2,526 shares in 2009	(40,677)	—
Accumulated other comprehensive earnings (losses)	5,292	(12,626)

Total stockholders’ equity	5,651,778	5,643,298

	$8,502,042	8,089,672

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Three Months Ended
	March 28, 2009	March 29, 2008
	(Unaudited)
Revenues:
Sales	$6,368,318	6,230,885
Other operating income	48,329	45,528

Total revenues	6,416,647	6,276,413

Costs and expenses:
Cost of merchandise sold	4,602,784	4,534,351
Operating and administrative expenses	1,325,389	1,257,848

Total costs and expenses	5,928,173	5,792,199

Operating profit	488,474	484,214

Investment income, net	411	36,737
Other income, net	5,162	5,532

Earnings before income tax expense	494,047	526,483
Income tax expense	172,539	183,323

Net earnings	$321,508	343,160

Weighted average shares outstanding	791,104	827,596

Basic and diluted earnings per share	$0.41	0.41

Cash dividends declared per common share	$0.41	0.44

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts are in thousands)

	Three Months Ended
	March 28, 2009	March 29, 2008
	(Unaudited)
Net earnings	$321,508	343,160

Other comprehensive earnings:
Unrealized gain on investment securities – available-for-sale (AFS), net of tax effect of $3,040 and $13,345 in 2009 and 2008, respectively	4,827	21,192

Reclassification adjustment for net realized loss (gain) on investment securities – AFS, net of tax effect of $8,244 and ($346) in 2009 and 2008, respectively	13,091	(549)

Comprehensive earnings	$339,426	363,803

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts are in thousands)

	Three Months Ended
	March 28, 2009	March 29, 2008
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$6,342,091	6,212,790
Cash paid to employees and suppliers	(5,506,452)	(5,426,184)
Income taxes paid	(17,032)	(17,210)
Payment for self-insured claims	(62,193)	(64,411)
Dividends and interest received	19,152	36,946
Other operating cash receipts	45,914	42,964
Other operating cash payments	(1,418)	(558)

Net cash provided by operating activities	820,062	784,337

Cash flows from investing activities:
Payment for property, plant and equipment	(212,075)	(150,993)
Proceeds from sale of property, plant and equipment	672	622
Payment for investments	(242,327)	(183,196)
Proceeds from sale and maturity of investments	156,128	199,078

Net cash used in investing activities	(297,602)	(134,489)

Cash flows from financing activities:
Payment for acquisition of common stock	(284,185)	(342,511)
Proceeds from sale of common stock	36,791	40,534
Other, net	2,052	(75)

Net cash used in financing activities	(245,342)	(302,052)

Net increase in cash and cash equivalents	277,118	347,796

Cash and cash equivalents at beginning of period	201,813	182,867

Cash and cash equivalents at end of period	$478,931	530,663

See accompanying notes to condensed consolidated financial statements.	(Continued)

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts are in thousands)

	Three Months Ended
	March 28, 2009	March 29, 2008
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$321,508	343,160

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	121,161	104,960
Retirement contributions paid or payable in common stock	68,952	75,612
Deferred income taxes	(15,092)	(5,864)
Loss on disposal and impairment of property, plant and equipment and goodwill	13,738	5,495
Loss (gain) on sale and impairment of investments	21,335	(895)
Net amortization of investments	278	2,150
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(36,751)	(26,694)
Merchandise inventories	89,800	56,995
Prepaid expenses and other noncurrent assets	(9,016)	(15,167)
Accounts payable and accrued expenses	71,551	67,271
Self-insurance reserves	1,185	5,233
Federal and state income taxes	170,895	171,972
Other noncurrent liabilities	518	109

Total adjustments	498,554	441,177

Net cash provided by operating activities	$820,062	784,337

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. Due to the seasonal nature of the Company’s business, the results of operations for the three months ended March 28, 2009 are not necessarily indicative of the results for the entire 2009 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008.

2.	The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.	In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 157, “Fair Value Measurement,” effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Dates of FASB Statement No. 157,” which deferred the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The adoption of SFAS 157 had no effect on the Company’s financial condition, results of operations or cash flows.

Following are descriptions of the SFAS 157 measurement categories used as of the reporting date.

Level 1 – Fair value is determined by using quoted prices in active markets for identical investments. Available-for-sale (AFS) securities that are included in this category are primarily equity securities.

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

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a summary of fair value measurements for AFS securities as of March 28, 2009 and December 27, 2008:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
AFS securities:

March 28, 2009	$1,863,414	112,947	1,750,467	—

December 27, 2008	1,771,150	119,668	1,651,482	—

In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, all of which are effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 when the volume and level of activity of an asset or liability have significantly decreased from normal market activity. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires interim reporting of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance in determining whether a debt security is other-than-temporarily impaired and expands the disclosures of other-than-temporarily impaired debt and equity securities. The adoption of each of these FSPs is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

4.	In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” effective for fiscal years beginning after December 15, 2008. SFAS 141(R) changed the accounting treatment for business combinations on a prospective basis. SFAS 141(R) requires that all assets, liabilities, contingent considerations and contingencies of an acquired business be recorded at fair value at the acquisition date. SFAS 141(R) also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. SFAS 141(R) will only affect the Company’s financial condition or results of operations to the extent it has business combinations after the effective date.

5.	In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” effective for fiscal years beginning after December 15, 2008. SFAS 160 requires the noncontrolling interest in a subsidiary be reported as a separate component of stockholders’ equity in the consolidated financial statements. SFAS 160 also requires net income attributable to the noncontrolling interest in a subsidiary be reported separately on the face of the consolidated statements of earnings. Changes in ownership interest are to be accounted for as equity transactions, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is to be measured at fair value with any gain or loss recognized in earnings. The adoption of SFAS 160 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” effective for fiscal years beginning after November 15, 2008. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not currently have derivatives or enter into hedging activities as defined by SFAS 133; therefore, the adoption of SFAS 161 did not have an effect on the Company’s financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, South Carolina, Alabama and Tennessee. As of March 28, 2009, the Company operated 1,002 supermarkets, 10 convenience stores, 81 liquor stores and 41 Crispers restaurants.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $2,409.0 million as of March 28, 2009 as compared with $2,038.4 million as of December 27, 2008.

Net cash provided by operating activities

Net cash provided by operating activities was $820.1 million for the three months ended March 28, 2009 as compared with $784.3 million for the three months ended March 29, 2008. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities

Net cash used in investing activities was $297.6 million for the three months ended March 28, 2009 as compared with $134.5 million for the three months ended March 29, 2008. For the three months ended March 28, 2009, the primary use of net cash in investing activities was funding capital expenditures. Capital expenditures totaled $212.1 million. These expenditures were incurred in connection with the opening of nine net new supermarkets and remodeling 22 supermarkets. Net new supermarkets included 12 new supermarkets opened (including two replacement supermarkets) and three supermarkets closed. Replacement supermarkets opened during the three months ended March 28, 2009 replaced two of the three supermarkets closed during the same period. The remaining supermarket closed during the three months ended March 28, 2009 will be opened as a replacement supermarket in a subsequent period. Net new supermarkets added an additional 0.5 million square feet in the three months ended March 28, 2009, a 1.1% increase. Expenditures were also incurred for the construction of a second data center and new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $86.2 million.

For the three months ended March 29, 2008, the primary use of net cash in investing activities was funding capital expenditures. Capital expenditures totaled $151.0 million. These expenditures were incurred in connection with the opening of two net new supermarkets and remodeling 21 supermarkets. Net new supermarkets included six new supermarkets opened (including two replacement supermarkets) and four supermarkets closed. Replacement supermarkets opened during the three months ended March 29, 2008 replaced two of the four supermarkets closed during the same period. The remaining two supermarkets closed during the three months ended March 29, 2008 subsequently opened as replacement supermarkets later in 2008. Net new supermarkets added an additional 0.1 million square feet in the three months ended March 29, 2008, a 0.3% increase. Expenditures were also incurred for new or enhanced information technology hardware and applications and emergency backup generators.

Capital expenditure projection

Capital expenditures for the remainder of 2009 are expected to be approximately $448 million, primarily consisting of new supermarkets, completion of planned improvements for certain of the supermarket locations acquired from Albertson’s LLC in 2008, completion of a second data center and new or enhanced information technology hardware and applications. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities

Net cash used in financing activities was $245.3 million for the three months ended March 28, 2009 as compared with $302.1 million for the three months ended March 29, 2008. The primary use of net cash in financing activities was funding net common stock repurchases. Net common stock repurchases totaled $247.4 million for the three months ended March 28, 2009 as compared with $302.0 million for the three months ended March 29, 2008. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), 401(k) Plan, Employee Stock Ownership Plan (ESOP) and Non-Employee Directors Stock Purchase Plan (Directors Plan). The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to 2008. However, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends

On March 4, 2009, the Company declared an annual cash dividend on its common stock of $0.41 per share or approximately $325.3 million, payable on June 1, 2009 to stockholders of record as of the close of business May 1, 2009. In 2008, the Company paid an annual cash dividend on its common stock of $0.44 per share or $364.6 million.

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

Results of Operations

Sales

Sales for the three months ended March 28, 2009 were $6.4 billion as compared with $6.2 billion for the three months ended March 29, 2008, an increase of $137.4 million or a 2.2% increase. The Company estimates that its sales increased $311.9 million or 5.0% from new supermarkets (excluding replacement supermarkets) and decreased $174.5 million or 2.8% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Comparable store sales for the three months ended March 28, 2009 were negatively impacted by the economic downturn and the large number of supermarkets opened during the fourth quarter of 2008 that are located near existing supermarkets. In 2008, the Easter holiday did not have an impact on 2008 first quarter sales because the Easter holiday sales (sales from the week before Easter) and the sales for the six day week following Easter (supermarkets are closed on Easter) were both in the first quarter. In 2009, the Easter holiday will be in the second quarter.

Gross profit

Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.7% and 27.2% for the three months ended March 28, 2009 and March 29, 2008, respectively. The increase in gross profit as a percentage of sales for the three months ended March 28, 2009 was primarily due to reduced distribution costs.

Operating and administrative expenses

Operating and administrative expenses as a percentage of sales were 20.8% and 20.2% for the three months ended March 28, 2009 and March 29, 2008, respectively. The increase in operating and administrative expenses as a percentage of sales for the three months ended March 28, 2009 was primarily due to increases in facility costs.

Investment income, net

Investment income, net was $0.4 million and $36.7 million for the three months ended March 28, 2009 and March 29, 2008, respectively. The decrease in investment income is primarily due to the impairment of AFS securities of $17.4 million for the three months ended March 28, 2009 and a decrease in interest income resulting from lower average balances and lower interest rates.

Income taxes

The effective income tax rates were 34.9% and 34.8% for the three months ended March 28, 2009 and March 29, 2008, respectively. Effective income tax rates for the three months ended March 28, 2009 remained relatively unchanged compared to the three months ended March 29, 2008.

Net earnings

Net earnings were $321.5 million or $0.41 per share and $343.2 million or $0.41 per share for the three months ended March 28, 2009 and March 29, 2008, respectively.

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

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended December 27, 2008.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 28, 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PUBLIX SUPER MARKETS, INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As reported in the Company’s Form 10-K for the year ended December 27, 2008, the Company is a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from those disclosed in the Company’s Form 10-K for the year ended December 27, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares of common stock repurchased by the Company during the three months ended March 28, 2009 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 28, 2008 through January 31, 2009	5,010	$17.90	N/A	N/A

February 1, 2009 through February 28, 2009	7,014	17.90	N/A	N/A

March 1, 2009 through March 28, 2009	4,283	16.10	N/A	N/A

Total	16,307	$17.43	N/A	N/A

(1)	Common stock is made available for sale only to the Company’s current employees through the Company’s ESPP and 401(k) Plan. In addition, common stock is made available under the ESOP. Common stock is also made available for sale to members of the Company’s Board of Directors through the Directors Plan. The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, 401(k) Plan, ESOP and Directors Plan each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company.

The Company’s common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended March 28, 2009 required to be disclosed in the last two columns of the table.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 14, 2009 for the purpose of electing a board of directors and to consider a stockholder proposal. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to management’s solicitation.

Election of Directors

All nominees for director listed below were elected. The term of office of the directors will be until the next annual meeting or until their successors shall be elected and qualified. The results of the election of directors were as follows:

	Votes For	Votes Against	Abstain
Carol Jenkins Barnett	611,842,192	927,039	1,771,391
Hoyt R. Barnett	611,292,803	1,465,482	1,782,337
William E. Crenshaw	611,660,545	1,280,295	1,599,783
Jane B. Finley	605,900,843	3,024,959	5,573,753
Sherrill W. Hudson	607,639,476	2,595,729	4,279,343
Charles H. Jenkins, Jr.	611,916,885	1,125,373	1,472,259
Howard M. Jenkins	609,930,774	1,156,783	3,453,065
E. Vane McClurg	607,167,658	4,142,929	3,230,027
Maria A. Sastre	603,906,132	3,037,923	7,596,548

Stockholder Proposal

The stockholders voted upon and rejected a stockholder proposal requesting that the Company’s Board of Directors issue a report detailing any progress made toward adopting certain animal welfare policies. The result of the vote on the stockholder proposal was as follows:

Votes For	Votes Against	Abstain
57,961,976	544,193,344	12,385,302

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date: May 7, 2009	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date: May 7, 2009	/s/ David P. Phillips
David P. Phillips, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)