Form 10-Q
period 2009-06-27
PUBLIX SUPER MARKETS INC
filed 2009-08-06
CIK 81061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, as of July 24, 2009 was 788,848,000.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts are in thousands, except par value)

	June 27, 2009	December 27, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$209,134	201,813
Short-term investments	58,347	26,495
Trade receivables	378,232	366,418
Merchandise inventories	1,259,918	1,387,575
Deferred tax assets	56,567	44,628
Prepaid expenses	33,390	23,727

Total current assets	1,995,588	2,050,656

Long-term investments	1,960,807	1,810,048
Other noncurrent assets	150,135	154,639

Property, plant and equipment	7,718,299	7,427,405
Accumulated depreciation	(3,518,671)	(3,353,076)

Net property, plant and equipment	4,199,628	4,074,329

	$8,306,158	8,089,672

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$944,631	1,039,858
Accrued expenses:
Contribution to retirement plans	226,864	335,245
Self-insurance reserves	133,185	132,275
Salaries and wages	169,164	92,484
Other	266,838	217,985
Federal and state income taxes	14,485	—

Total current liabilities	1,755,167	1,817,847

Deferred tax liabilities	149,346	131,433
Self-insurance reserves	230,082	231,070
Accrued postretirement benefit cost	79,546	79,478
Other noncurrent liabilities	210,409	186,546

Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 797,494 shares in 2009 and 793,966 shares in 2008	797,494	793,966
Additional paid-in capital	837,918	806,526
Retained earnings	4,352,485	4,055,432

	5,987,897	5,655,924
Treasury stock at cost, 8,446 shares in 2009	(133,587)	—
Accumulated other comprehensive earnings (losses)	27,298	(12,626)

Total stockholders’ equity	5,881,608	5,643,298

	$8,306,158	8,089,672

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Three Months Ended
	June 27, 2009	June 28, 2008
	(Unaudited)
Revenues:
Sales	$6,007,695	5,850,061
Other operating income	48,282	44,708

Total revenues	6,055,977	5,894,769

Costs and expenses:
Cost of merchandise sold	4,310,874	4,218,724
Operating and administrative expenses	1,315,777	1,265,830

Total costs and expenses	5,626,651	5,484,554

Operating profit	429,326	410,215

Investment income	26,279	42,005
Other-than-temporary impairment losses	(1,843)	(4,396)

Investment income, net	24,436	37,609

Other income, net	6,149	5,272

Earnings before income tax expense	459,911	453,096
Income tax expense	159,071	157,342

Net earnings	$300,840	295,754

Weighted average shares outstanding	792,499	826,962

Basic and diluted earnings per share	$0.38	0.36

Cash dividends paid per common share	$0.41	0.44

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Amounts are in thousands)
	Three Months Ended
	June 27, 2009	June 28, 2008
	(Unaudited)
Net earnings	$300,840	295,754
Other comprehensive earnings (losses):
Unrealized gain (loss) on investment securities – available-for-sale (AFS), net of tax effect of $15,567 and ($15,298) in 2009 and 2008, respectively	24,721	(24,294)

Reclassification adjustment for net realized gain on investment securities – AFS, net of tax effect of ($1,709) and ($1,388) in 2009 and 2008, respectively	(2,715)	(2,203)

Comprehensive earnings	$322,846	269,257

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Six Months Ended
	June 27, 2009	June 28, 2008
	(Unaudited)
Revenues:
Sales	$12,376,013	12,080,946
Other operating income	96,610	90,236

Total revenues	12,472,623	12,171,182

Costs and expenses:
Cost of merchandise sold	8,913,658	8,753,076
Operating and administrative expenses	2,641,165	2,523,677

Total costs and expenses	11,554,823	11,276,753

Operating profit	917,800	894,429

Investment income	44,130	78,741
Other-than-temporary impairment losses	(19,283)	(4,396)

Investment income, net	24,847	74,345

Other income, net	11,311	10,805

Earnings before income tax expense	953,958	979,579
Income tax expense	331,610	340,665

Net earnings	$622,348	638,914

Weighted average shares outstanding	791,803	827,289

Basic and diluted earnings per share	$0.79	0.77

Cash dividends paid per common share	$0.41	0.44

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Amounts are in thousands)
	Six Months Ended
	June 27, 2009	June 28, 2008
	(Unaudited)
Net earnings	$622,348	638,914
Other comprehensive earnings (losses):
Unrealized gain (loss) on investment securities – AFS net of tax effect of $18,608 and ($1,954) in 2009 and 2008, respectively	29,547	(3,101)

Reclassification adjustment for net realized loss (gain) on investment securities – AFS, net of tax effect of $6,534 and ($1,733) in 2009 and 2008, respectively	10,377	(2,753)

Comprehensive earnings	$662,272	633,060

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts are in thousands)

	Six Months Ended
	June 27, 2009	June 28, 2008
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$12,386,213	12,094,325
Cash paid to employees and suppliers	(10,869,232)	(10,666,057)
Income taxes paid	(331,735)	(377,637)
Payment for self-insured claims	(134,480)	(131,875)
Dividends and interest received	38,932	72,495
Other operating cash receipts	91,741	85,091
Other operating cash payments	(3,876)	(3,161)

Net cash provided by operating activities	1,177,563	1,073,181

Cash flows from investing activities:
Payment for property, plant and equipment	(373,941)	(348,272)
Proceeds from sale of property, plant and equipment	2,674	1,570
Payment for investments	(558,537)	(246,401)
Proceeds from sale and maturity of investments	420,136	589,321

Net cash used in investing activities	(509,668)	(3,782)

Cash flows from financing activities:
Payment for acquisition of common stock	(399,729)	(506,340)
Proceeds from sale of common stock	59,357	63,453
Dividends paid	(325,295)	(364,583)
Other, net	5,093	4,726

Net cash used in financing activities	(660,574)	(802,744)

Net increase in cash and cash equivalents	7,321	266,655

Cash and cash equivalents at beginning of period	201,813	182,867

Cash and cash equivalents at end of period	$209,134	449,522

See accompanying notes to condensed consolidated financial statements.	(Continued)

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts are in thousands)

	Six Months Ended
	June 27, 2009	June 28, 2008
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$622,348	638,914

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	245,315	212,165
Retirement contributions paid or payable in common stock	133,324	141,334
Deferred income taxes	(19,168)	(18,305)
Loss on disposal and impairment of property, plant and equipment and goodwill	15,209	9,838
Loss (gain) on sale and impairment of investments	16,911	(4,486)
Net amortization of investments	3,945	4,704
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(11,814)	(3,606)
Merchandise inventories	127,657	40,157
Prepaid expenses and other noncurrent assets	(15,470)	(10,649)
Accounts payable and accrued expenses	30,306	67,880
Self-insurance reserves	(78)	14,187
Federal and state income taxes	19,096	(18,678)
Other noncurrent liabilities	9,982	(274)

Total adjustments	555,215	434,267

Net cash provided by operating activities	$1,177,563	1,073,181

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. Due to the seasonal nature of the Company’s business, the results of operations for the three and six months ended June 27, 2009 are not necessarily indicative of the results for the entire 2009 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008.

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

(2)	New Accounting Standards

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

In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, all of which are effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance for making fair value measurements more consistent with the principles presented in SFAS 157 when the volume and level of activity of an asset or liability have significantly decreased from normal market activity. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires interim reporting of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance in determining whether a debt security is other-than-temporarily impaired and expands the disclosures of other-than-temporarily impaired debt and equity securities. The adoption of these FSPs had no effect on the Company’s financial condition, results of operations or cash flows. Certain 2008 amounts have been reclassified to conform with the 2009 presentation in the condensed consolidated statements of earnings.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” effective for fiscal years beginning after December 15, 2008. SFAS 141(R) changed the accounting treatment for business combinations on a prospective basis. SFAS 141(R) requires that all assets, liabilities, contingent considerations and contingencies of an acquired business be recorded at fair value at the acquisition date. SFAS 141(R) also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. The Company had no business combinations during the current reporting periods; therefore, the adoption of SFAS 141(R) did not have an effect on the Company’s financial condition, results of operations or cash flows.

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

In May 2009, the FASB issued SFAS 165, “Subsequent Events,” effective for interim and annual periods ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS 165 did not have an effect on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R),” effective for fiscal years beginning after November 15, 2009. SFAS 167 eliminates from FASB Interpretation 46(R), “Consolidation of Variable Interest Entities,” the exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The adoption of SFAS 167 is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The carrying amount of the Company’s other financial instruments as of June 27, 2009 and December 27, 2008 approximates their respective fair values. Other investments are accounted for using the equity method. The carrying amount of other investments approximates fair value.

(4)	Investments

All of the Company’s debt and equity investments are classified as available-for-sale (AFS) and are carried at fair value. The Company evaluates quarterly whether AFS securities are other-than-temporarily impaired (OTTI) based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, the credit rating of the issuer or security, the failure of the issuer to make scheduled principal or interest payments, and the financial health and prospects of the issuer or security.

Declines in the value of AFS securities determined to be OTTI are recognized in earnings and included in other-than-temporary impairment losses. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if the Company will be required to sell the security prior to any anticipated recovery. If the Company determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the difference between the amortized cost and the current fair value. A debt security is also determined to be OTTI if the Company does not expect to recover the amortized cost of the security. However, in this circumstance, if the Company does not intend to sell the security and will not be required to sell the security, the impairment recognized in earnings equals the estimated credit loss as measured by the difference between the present value of expected cash flows and the amortized cost of the security. Expected cash flows are discounted using the security’s effective interest rate. An equity security is determined to be OTTI if the Company does not expect to recover the cost of the security. Declines in the value of AFS securities determined to be temporary are reported, net of tax, as other comprehensive earnings (losses) and included as a separate component of stockholders’ equity.

Interest and dividend income, amortization of premiums, accretion of discounts and realized gains and losses on AFS securities are included in investment income. Interest income is accrued as earned. Dividend income is recognized as income on the ex-dividend date of the stock. The cost of securities sold is based on the specific identification method.

The Company also holds other investments in joint ventures, partnerships or other equity investments for which evaluation of the existence and quantification of other-than-temporary declines in value may be required. Realized gains and losses on other investments are included in investment income. Declines in the value of other investments determined to be other-than-temporary are included in other-than-temporary impairment losses.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a summary of investments as of June 27, 2009 and December 27, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
June 27, 2009
Available-for-sale:
Tax exempt bonds	$848,038	12,573	774	859,837
Taxable bonds	913,354	19,670	3,407	929,617
Equity securities	141,467	26,193	3,842	163,818

	1,902,859	58,436	8,023	1,953,272
Other investments	65,882	—	—	65,882

	$1,968,741	58,436	8,023	2,019,154

December 27, 2008
Available-for-sale:
Tax exempt bonds	$390,526	8,277	334	398,469
Taxable bonds	1,236,777	6,556	10,662	1,232,671
Equity securities	158,499	3,424	21,913	140,010

	1,785,802	18,257	32,909	1,771,150
Other investments	65,393	—	—	65,393

	$1,851,195	18,257	32,909	1,836,543

Realized gains on sales of AFS securities totaled $7,861,000 and $10,997,000 for the three months ended June 27, 2009 and June 28, 2008, respectively, and $10,321,000 and $15,062,000 for the six months ended June 27, 2009 and June 28, 2008, respectively. Realized losses on sales and OTTI of AFS securities totaled $3,437,000 and $7,406,000 for the three months ended June 27, 2009 and June 28, 2008, respectively, and $27,232,000 and $10,576,000 for the six months ended June 27, 2009 and June 28, 2008, respectively. The Company recorded OTTI losses on equity securities of $1,843,000 and $4,396,000 for the three months ended June 27, 2009 and June 28, 2008, respectively, and $19,283,000 and $4,396,000 for the six months ended June 27, 2009 and June 28, 2008, respectively. There were no OTTI losses on debt securities for the three and six months ended June 27, 2009 and June 28, 2008.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt and equity securities classified as AFS and other investments as of June 27, 2009 and December 27, 2008, by expected maturity, are as follows:

	June 27, 2009		December 27, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$57,946	58,347	26,241	26,495
Due after one year through five years	595,523	603,803	279,778	283,940
Due after five years through ten years	124,365	124,618	56,597	56,472
Due after ten years	983,558	1,002,686	1,264,687	1,264,233

	1,761,392	1,789,454	1,627,303	1,631,140
Equity securities	141,467	163,818	158,499	140,010
Other investments	65,882	65,882	65,393	65,393

	$1,968,741	2,019,154	1,851,195	1,836,543

Following is a summary of temporarily impaired investments by the time period impaired as of June 27, 2009 and December 27, 2008:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
June 27, 2009
Tax exempt bonds	$206,964	774	—	—	206,964	774
Taxable bonds	46,532	1,766	29,042	1,641	75,574	3,407
Equity securities	27,772	3,626	1,025	216	28,797	3,842

Total temporarily impaired investments	$281,268	6,166	30,067	1,857	311,335	8,023

December 27, 2008
Tax exempt bonds	$18,531	334	—	—	18,531	334
Taxable bonds	172,202	6,387	256,381	4,275	428,583	10,662
Equity securities	58,186	21,348	1,718	565	59,904	21,913

Total temporarily impaired investments	$248,919	28,069	258,099	4,840	507,018	32,909

There are 184 investment issues contributing to the total unrealized loss of $8,023,000 as of June 27, 2009. Unrealized losses related to debt securities are primarily driven by changes in interest rates impacting the market value of the bonds. The Company continues to receive scheduled principal and interest payments on these investments. Unrealized losses related to the equity securities are primarily driven by stock market volatility.

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

Following is a summary of fair value measurements for AFS securities as of June 27, 2009 and December 27, 2008:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
AFS securities:

June 27, 2009	$1,953,272	142,605	1,810,667	—

December 27, 2008	1,771,150	119,668	1,651,482	—

(5)	Subsequent Events

The Company evaluated events that occurred subsequent to June 27, 2009 through when this Form 10-Q was filed with the SEC on August 6, 2009 for potential recognition or disclosure in the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, South Carolina, Alabama and Tennessee. As of June 27, 2009, the Company operated 1,007 supermarkets, 10 convenience stores, 84 liquor stores and 41 Crispers restaurants.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $2,228.3 million as of June 27, 2009 as compared with $2,038.4 million as of December 27, 2008.

Net cash provided by operating activities

Net cash provided by operating activities was $1,177.6 million for the six months ended June 27, 2009 as compared with $1,073.2 million for the six months ended June 28, 2008. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities

Net cash used in investing activities was $509.7 million for the six months ended June 27, 2009 as compared with $3.8 million for the six months ended June 28, 2008. For the six months ended June 27, 2009, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $373.9 million. These expenditures were incurred in connection with the opening of 14 net new supermarkets and remodeling 41 supermarkets. Net new supermarkets included 25 new supermarkets opened (including five replacement supermarkets) and 11 supermarkets closed. Replacement supermarkets opened during the six months ended June 27, 2009 replaced five of the 11 supermarkets closed during the same period. Four of the remaining supermarkets closed during the six months ended June 27, 2009 will be replaced in subsequent periods and the other two will not be replaced. Net new supermarkets added an additional 0.7 million square feet in the six months ended June 27, 2009, a 1.6% increase. Expenditures were also incurred for the construction of a second data center, expansion of warehouses and new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $138.4 million.

For the six months ended June 28, 2008, the primary use of net cash in investing activities was funding capital expenditures. Capital expenditures totaled $348.3 million. These expenditures were incurred in connection with the opening of 11 net new supermarkets and remodeling 39 supermarkets. Net new supermarkets included 17 new supermarkets opened (including five replacement supermarkets) and six supermarkets closed. Replacement supermarkets opened during the six months ended June 28, 2008 replaced four of the six supermarkets closed during the same period and one supermarket closed in 2007. The remaining two supermarkets closed during the six months ended June 28, 2008 subsequently opened as replacement supermarkets later in 2008. Net new supermarkets added an additional 0.5 million square feet in the six months ended June 28, 2008, a 1.2% increase. Expenditures were also incurred for new or enhanced information technology hardware and applications and emergency backup generators. For the same period, the proceeds from the sale and maturity of investments, net of the payment for such investments, was $342.9 million.

Capital expenditure projection

Capital expenditures for the remainder of 2009 are expected to be approximately $286 million, primarily consisting of new supermarkets, completion of planned improvements for certain of the supermarket locations acquired from Albertson’s LLC in 2008, completion of a second data center, expansion of warehouses and new or enhanced information technology hardware and applications. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities

Net cash used in financing activities was $660.6 million for the six months ended June 27, 2009 as compared with $802.7 million for the six months ended June 28, 2008. The primary use of net cash in financing activities was funding net common stock repurchases and payment of the annual cash dividend. Net common stock repurchases totaled $340.4 million for the six months ended June 27, 2009 as compared with $442.9 million for the six months ended June 28, 2008. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), 401(k) Plan, Employee Stock Ownership Plan (ESOP) and Non-Employee Directors Stock Purchase Plan (Directors Plan). The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to 2008. However, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends

The Company paid an annual cash dividend on its common stock of $0.41 per share or $325.3 million on June 1, 2009 to stockholders of record as of the close of business on May 1, 2009. In 2008, the Company paid an annual cash dividend on its common stock of $0.44 per share or $364.6 million.

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

Results of Operations

Sales

Sales for the three months ended June 27, 2009 were $6.0 billion as compared with $5.9 billion for the three months ended June 28, 2008, an increase of $157.6 million or a 2.7% increase. The Company estimates that its sales increased $309.7 million or 5.3% from new supermarkets (excluding replacement supermarkets) and decreased $152.1 million or 2.6% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for the six months ended June 27, 2009 were $12.4 billion as compared with $12.1 billion for the six months ended June 28, 2008, an increase of $295.1 million or a 2.4% increase. The Company estimates that its sales increased $621.3 million or 5.1% from new supermarkets and decreased $326.2 million or 2.7% from comparable store sales. Comparable store sales for the three and six months ended June 27, 2009 were negatively impacted by the economic downturn and the large number of supermarkets opened during the fourth quarter of 2008 that are located near existing supermarkets.

Gross profit

Gross profit (sales less cost of merchandise sold) as a percentage of sales was 28.2% and 27.9% for the three months ended June 27, 2009 and June 28, 2008, respectively. The gross profit percentage was 28.0% and 27.5% for the six months ended June 27, 2009 and June 28, 2008, respectively. The increase in gross profit as a percentage of sales for the three and six months ended June 27, 2009 was primarily due to decreases in distribution costs.

Operating and administrative expenses

Operating and administrative expenses as a percentage of sales were 21.9% and 21.6% for the three months ended June 27, 2009 and June 28, 2008, respectively. The operating and administrative expenses as a percentage of sales were 21.3% and 20.9% for the six months ended June 27, 2009 and June 28, 2008, respectively. The increase in operating and administrative expenses as a percentage of sales for the three and six months ended June 27, 2009 was primarily due to increases in facilities costs.

Investment income, net

Investment income was $26.3 million and $42.0 million for the three months ended June 27, 2009 and June 28, 2008, respectively, and $44.1 million and $78.7 million for the six months ended June 27, 2009 and June 28, 2008, respectively. The decrease in investment income for the three and six months ended June 27, 2009 is primarily due to a decrease in interest income resulting from lower average balances and lower interest rates. The Company recorded OTTI losses on equity securities of $1.8 million and $4.4 million for the three months ended June 27, 2009 and June 28, 2008, respectively, and $19.3 million and $4.4 million for the six months ended June 27, 2009 and June 28, 2008, respectively.

Income taxes

The effective income tax rates were 34.6% and 34.7% for the three months ended June 27, 2009 and June 28, 2008, respectively. The effective income tax rate was 34.8% for the six months ended June 27, 2009 and June 28, 2008. Effective income tax rates for the three and six months ended June 27, 2009 remained relatively unchanged compared to the three and six months ended June 28, 2008.

Net earnings

Net earnings were $300.8 million or $0.38 per share and $295.8 million or $0.36 per share for the three months ended June 27, 2009 and June 28, 2008, respectively. Net earnings were $622.3 million or $0.79 per share and $638.9 million or $0.77 per share for the six months ended June 27, 2009 and June 28, 2008, respectively.

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

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 27, 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Shares of common stock repurchased by the Company during the three months ended June 27, 2009 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
March 29, 2009 through May 2, 2009	2,831	$15.91	N/A	N/A

May 3, 2009 through May 30, 2009	1,704	15.55	N/A	N/A

May 31, 2009 through June 27, 2009	2,830	15.55	N/A	N/A

Total	7,365	$15.69	N/A	N/A

(1)	Common stock is made available for sale only to the Company’s current employees through the Company’s ESPP and 401(k) Plan. In addition, common stock is made available under the ESOP. Common stock is also made available for sale to members of the Company’s Board of Directors through the Directors Plan. The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, 401(k) Plan, ESOP and Directors Plan each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company.

The Company’s common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended June 27, 2009 required to be disclosed in the last two columns of the table.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2009, is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date: August 6, 2009	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date: August 6, 2009	/s/ David P. Phillips
David P. Phillips, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)