Form 10-Q
period 2009-09-26
PUBLIX SUPER MARKETS INC
filed 2009-11-05
CIK 81061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, as of October 23, 2009 was 784,667,000.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts are in thousands, except par value)

	September 26, 2009	December 27, 2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$442,899	201,813
Short-term investments	62,168	26,495
Trade receivables	406,501	366,418
Merchandise inventories	1,278,601	1,387,575
Deferred tax assets	55,078	44,628
Prepaid expenses	28,223	23,727

Total current assets	2,273,470	2,050,656

Long-term investments	2,022,573	1,810,048
Other noncurrent assets	148,502	154,639

Property, plant and equipment	7,853,714	7,427,405
Accumulated depreciation	(3,607,570)	(3,353,076)

Net property, plant and equipment	4,246,144	4,074,329

	$8,690,689	8,089,672

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$938,684	1,039,858
Accrued expenses:
Contribution to retirement plans	280,983	335,245
Self-insurance reserves	135,282	132,275
Salaries and wages	199,582	92,484
Other	329,991	217,985
Federal and state income taxes	19,483	—

Total current liabilities	1,904,005	1,817,847

Deferred tax liabilities	174,802	131,433
Self-insurance reserves	225,832	231,070
Accrued postretirement benefit cost	80,122	79,478
Other noncurrent liabilities	221,843	186,546

Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 797,495 shares in 2009 and 793,966 shares in 2008	797,495	793,966
Additional paid-in capital	837,848	806,526
Retained earnings	4,607,419	4,055,432

	6,242,762	5,655,924
Treasury stock at cost, 12,693 shares in 2009	(201,495)	—
Accumulated other comprehensive earnings (losses)	42,818	(12,626)

Total stockholders’ equity	6,084,085	5,643,298

	$8,690,689	8,089,672

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Three Months Ended
	September 26, 2009	September 27, 2008
	(Unaudited)
Revenues:
Sales	$5,832,254	5,799,923
Other operating income	46,462	42,966

Total revenues	5,878,716	5,842,889

Costs and expenses:
Cost of merchandise sold	4,223,258	4,294,750
Operating and administrative expenses	1,298,480	1,255,274

Total costs and expenses	5,521,738	5,550,024

Operating profit	356,978	292,865

Investment income	21,882	26,581
Other-than-temporary impairment losses	—	(18,885)

Investment income, net	21,882	7,696

Other income, net	5,184	4,612

Earnings before income tax expense	384,044	305,173
Income tax expense	129,110	103,344

Net earnings	$254,934	201,829

Weighted average shares outstanding	788,004	817,180

Basic and diluted earnings per share	$0.32	0.25

Cash dividends paid per common share	$—	—

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts are in thousands)

	Three Months Ended
	September 26, 2009	September 27, 2008
	(Unaudited)
Net earnings	$254,934	201,829

Other comprehensive earnings (losses):
Unrealized gain (loss) on investment securities – available-for-sale (AFS), net of tax effect of $11,589 and ($14,010) in 2009 and 2008, respectively	18,404	(22,248)

Reclassification adjustment for net realized (gain) loss on investment securities – AFS, net of tax effect of ($1,816) and $8,789 in 2009 and 2008, respectively	(2,884)	13,956

Comprehensive earnings	$270,454	193,537

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Nine Months Ended
	September 26, 2009	September 27, 2008
	(Unaudited)
Revenues:
Sales	$18,208,267	17,880,869
Other operating income	143,073	133,202

Total revenues	18,351,340	18,014,071

Costs and expenses:
Cost of merchandise sold	13,136,916	13,047,825
Operating and administrative expenses	3,939,646	3,778,952

Total costs and expenses	17,076,562	16,826,777

Operating profit	1,274,778	1,187,294

Investment income	66,012	105,323
Other-than-temporary impairment losses	(19,283)	(23,281)

Investment income, net	46,729	82,042

Other income, net	16,495	15,416

Earnings before income tax expense	1,338,002	1,284,752
Income tax expense	460,720	444,009

Net earnings	$877,282	840,743

Weighted average shares outstanding	790,536	823,919

Basic and diluted earnings per share	$1.11	1.02

Cash dividends paid per common share	$0.41	0.44

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Amounts are in thousands)

	Nine Months Ended
	September 26, 2009	September 27, 2008
	(Unaudited)
Net earnings	$877,282	840,743

Other comprehensive earnings (losses):
Unrealized gain (loss) on investment securities – AFS net of tax effect of $30,197 and ($15,964) in 2009 and 2008, respectively	47,951	(25,350)

Reclassification adjustment for net realized loss on investment securities – AFS, net of tax effect of $4,718 and $7,055 in 2009 and 2008, respectively	7,493	11,204

Comprehensive earnings	$932,726	826,597

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts are in thousands)

	Nine Months Ended
	September 26, 2009	September 27, 2008
	(Unaudited)

Cash flows from operating activities:
Cash received from customers	$18,203,109	17,891,173
Cash paid to employees and suppliers	(16,055,296)	(15,922,209)
Income taxes paid	(438,672)	(506,191)
Payment for self-insured claims	(204,112)	(199,284)
Dividends and interest received	55,705	103,125
Other operating cash receipts	135,694	125,414
Other operating cash payments	(6,891)	(6,357)

Net cash provided by operating activities	1,689,537	1,485,671

Cash flows from investing activities:
Payment for property, plant and equipment	(549,765)	(1,044,286)
Proceeds from sale of property, plant and equipment	3,416	9,642
Payment for investments	(803,382)	(299,415)
Proceeds from sale and maturity of investments	623,932	753,347

Net cash used in investing activities	(725,799)	(580,712)

Cash flows from financing activities:
Payment for acquisition of common stock	(524,392)	(753,903)
Proceeds from sale of common stock	116,043	116,000
Dividends paid	(325,295)	(364,583)
Other, net	10,992	28,378

Net cash used in financing activities	(722,652)	(974,108)

Net increase (decrease) in cash and cash equivalents	241,086	(69,149)

Cash and cash equivalents at beginning of period	201,813	182,867

Cash and cash equivalents at end of period	$442,899	113,718

See accompanying notes to condensed consolidated financial statements.

(Continued)

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts are in thousands)

	Nine Months Ended
	September 26, 2009	September 27, 2008
	(Unaudited)

Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$877,282	840,743

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	372,841	322,675
Retirement contributions paid or payable in common stock	187,443	186,911
Deferred income taxes	(1,996)	(17,191)
Loss on disposal and impairment of property, plant and equipment and goodwill	19,060	14,496
Loss on sale and impairment of investments	12,211	18,259
Net amortization of investments	8,763	7,308
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(40,083)	(14,451)
Merchandise inventories	108,974	31,512
Prepaid expenses and other noncurrent assets	(10,844)	(5,597)
Accounts payable and accrued expenses	117,930	123,599
Self-insurance reserves	(2,231)	21,716
Federal and state income taxes	24,094	(45,007)
Other noncurrent liabilities	16,093	698

Total adjustments	812,255	644,928

Net cash provided by operating activities	$1,689,537	1,485,671

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. Due to the seasonal nature of the Company’s business, the results of operations for the three and nine months ended September 26, 2009 are not necessarily indicative of the results for the entire 2009 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008.

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

Recently Adopted Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued a new standard that changes the referencing and organization of accounting guidance and establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Due to the adoption of this standard during the quarter ended September 26, 2009, the Company’s financial statements will no longer cite specific GAAP references. The adoption of this standard did not have an effect on the Company’s financial condition, results of operations or cash flows.

In May 2009, the FASB issued a new standard that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this standard during the quarter ended June 27, 2009 did not have an effect on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued three amendments to the standards of accounting for the fair value measurement and impairment of securities. These amendments provide guidance for determining fair value measurements when the volume and level of activity of an asset or liability have significantly decreased from normal market activity. The amendments also provide guidance on determining whether a debt security is other-than-temporarily impaired, expand the disclosures of other-than-temporarily impaired debt and equity securities, and require interim reporting of fair value disclosures. The adoption of these amendments during the quarter ended June 27, 2009 did not have an effect on the Company’s financial condition, results of operations or cash flows. As a result, certain 2008 amounts have been reclassified to conform with the 2009 presentation in the condensed consolidated statements of earnings.

In March 2008, the FASB issued a new standard that requires enhanced disclosures about an entity’s derivative and hedging activities. The Company does not currently have derivatives or enter into hedging activities; therefore, the adoption of this standard during the quarter ended March 28, 2009 did not have an effect on the Company’s financial condition, results of operations or cash flows.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2007, the FASB issued a new standard that requires the noncontrolling interest in a subsidiary be reported as a separate component of stockholders’ equity in the consolidated financial statements. The standard also requires net income attributable to the noncontrolling interest in a subsidiary be reported separately on the face of the consolidated statements of earnings. Changes in ownership interest are to be accounted for as equity transactions and, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is to be measured at fair value with any gain or loss recognized in earnings. The adoption of this standard during the quarter ended March 28, 2009 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued a new standard that changes the accounting treatment for business combinations on a prospective basis. It requires that all assets, liabilities, contingent considerations and contingencies of an acquired business be recorded at fair value at the acquisition date. The standard also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. The Company had no business combinations during the current reporting periods; therefore, the adoption of this standard during the quarter ended March 28, 2009 did not have an effect on the Company’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued a new standard that defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements, but does not require any new fair value measurements. The adoption of this standard during the quarter ended March 29, 2008 did not have an effect on the Company’s financial condition, results of operations or cash flows.

Recently Issued Standards But Not Yet Adopted

In June 2009, the FASB issued a new standard that eliminates the previously allowed exceptions of consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The adoption of this standard, which is effective for fiscal years beginning after November 15, 2009, is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The carrying amount of the Company’s other financial instruments as of September 26, 2009 and December 27, 2008 approximates their respective fair values. Other investments are accounted for using the equity method. The carrying amount of other investments approximates fair value.

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

Declines in the value of AFS securities determined to be OTTI are recognized in earnings and included in other-than-temporary impairment losses. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if the Company will be required to sell the security prior to any anticipated recovery. If the Company determines that a debt security is OTTI under these circumstances, the impairment recognized in earnings is measured as the difference between the amortized cost and the current fair value. A debt security is also determined to be OTTI if the Company does not expect to recover the amortized cost of the security. However, in this circumstance, if the Company does not intend to sell the security and will not be required to sell the security, the impairment recognized in earnings equals the estimated credit loss as measured by the difference between the present value of expected cash flows and the amortized cost of the security. Expected cash flows are discounted using the security’s effective interest rate. An equity security is determined to be OTTI if the Company does not expect to recover the cost of the security. Declines in the value of AFS securities determined to be temporary are reported, net of tax, as other comprehensive earnings (losses) and included as a component of stockholders’ equity.

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

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a summary of investments as of September 26, 2009 and December 27, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
September 26, 2009
Available-for-sale:
Tax exempt bonds	$1,039,642	17,810	148	1,057,304
Taxable bonds	755,994	15,352	2,888	768,458
Equity securities	147,276	47,273	1,693	192,856

	1,942,912	80,435	4,729	2,018,618
Other investments	66,123	—	—	66,123

	$2,009,035	80,435	4,729	2,084,741

December 27, 2008
Available-for-sale:
Tax exempt bonds	$390,526	8,277	334	398,469
Taxable bonds	1,236,777	6,556	10,662	1,232,671
Equity securities	158,499	3,424	21,913	140,010

	1,785,802	18,257	32,909	1,771,150
Other investments	65,393	—	—	65,393

	$1,851,195	18,257	32,909	1,836,543

Realized gains on sales of AFS securities totaled $5,123,000 and $3,440,000 for the three months ended September 26, 2009 and September 27, 2008, respectively, and $15,444,000 and $18,502,000 for the nine months ended September 26, 2009 and September 27, 2008, respectively. Realized losses on sales and OTTI of AFS securities totaled $423,000 and $26,185,000 for the three months ended September 26, 2009 and September 27, 2008, respectively, and $27,655,000 and $36,761,000 for the nine months ended September 26, 2009 and September 27, 2008, respectively. There were no OTTI losses on equity securities for the three months ended September 26, 2009. The Company recorded OTTI losses on equity securities of $17,190,000 for the three months ended September 27, 2008 and $19,283,000 and $21,586,000 for the nine months ended September 26, 2009 and September 27, 2008, respectively. There were no OTTI losses on debt securities for the three and nine months ended September 26, 2009. During the three months ended September 27, 2008, the issuer of one of the debt securities held by the Company ceased to exist. As a result, the Company recorded OTTI losses on debt securities of $1,695,000 for the three and nine months ended September 27, 2008.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt and equity securities classified as AFS and other investments as of September 26, 2009 and December 27, 2008, by expected maturity, are as follows:

	September 26, 2009		December 27, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$61,731	62,168	26,241	26,495
Due after one year through five years	737,289	750,206	279,778	283,940
Due after five years through ten years	133,902	135,576	56,597	56,472
Due after ten years	862,714	877,812	1,264,687	1,264,233

	1,795,636	1,825,762	1,627,303	1,631,140
Equity securities	147,276	192,856	158,499	140,010
Other investments	66,123	66,123	65,393	65,393

	$2,009,035	2,084,741	1,851,195	1,836,543

Following is a summary of temporarily impaired investments by the time period impaired as of September 26, 2009 and December 27, 2008:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
September 26, 2009
Tax exempt bonds	$84,102	148	—	—	84,102	148
Taxable bonds	41,540	318	11,141	2,570	52,681	2,888
Equity securities	15,317	1,670	822	23	16,139	1,693

Total temporarily impaired investments	$140,959	2,136	11,963	2,593	152,922	4,729

December 27, 2008
Tax exempt bonds	$18,531	334	—	—	18,531	334
Taxable bonds	172,202	6,387	256,381	4,275	428,583	10,662
Equity securities	58,186	21,348	1,718	565	59,904	21,913

Total temporarily impaired investments	$248,919	28,069	258,099	4,840	507,018	32,909

There are 92 investment issues contributing to the total unrealized loss of $4,729,000 as of September 26, 2009. Unrealized losses related to debt securities are primarily driven by market volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these investments. Unrealized losses related to the equity securities are primarily driven by stock market volatility.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following are descriptions of the fair value measurement categories used as of the reporting date.

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

Following is a summary of fair value measurements for AFS securities as of September 26, 2009 and December 27, 2008:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)

AFS securities:

September 26, 2009	$2,018,618	176,246	1,842,372	—

December 27, 2008	1,771,150	119,668	1,651,482	—

(5)	Subsequent Events

The Company evaluated events that occurred subsequent to September 26, 2009 through when this Form 10-Q was filed with the SEC on November 5, 2009 for potential recognition or disclosure in the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, South Carolina, Alabama and Tennessee. As of September 26, 2009, the Company operated 1,010 supermarkets, 11 convenience stores, 91 liquor stores and 38 Crispers restaurants.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $2,527.6 million as of September 26, 2009 as compared with $2,038.4 million as of December 27, 2008.

Net cash provided by operating activities

Net cash provided by operating activities was $1,689.5 million for the nine months ended September 26, 2009 as compared with $1,485.7 million for the nine months ended September 27, 2008. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities

Net cash used in investing activities was $725.8 million for the nine months ended September 26, 2009 as compared with $580.7 million for the nine months ended September 27, 2008. For the nine months ended September 26, 2009, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $549.8 million. These expenditures were incurred in connection with the opening of 17 net new supermarkets and remodeling 62 supermarkets. Net new supermarkets included 31 new supermarkets opened (including seven replacement supermarkets) and 14 supermarkets closed. Replacement supermarkets opened during the nine months ended September 26, 2009 replaced six of the 14 supermarkets closed during the same period. Four of the remaining supermarkets closed during the nine months ended September 26, 2009 will be replaced in subsequent periods and the other four will not be replaced. Net new supermarkets added an additional 0.9 million square feet in the nine months ended September 26, 2009, a 1.9% increase. Expenditures were also incurred for the construction of a second data center, expansion of warehouses and new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $179.5 million.

For the nine months ended September 27, 2008, the primary use of net cash in investing activities was funding capital expenditures. Capital expenditures totaled $1,044.3 million. These expenditures were incurred in connection with the opening of 26 net new supermarkets and remodeling 63 supermarkets. Net new supermarkets included 37 new supermarkets opened (including nine replacement supermarkets) and 11 supermarkets closed. Replacement supermarkets opened during the nine months ended September 27, 2008 replaced one supermarket closed in 2007 and eight of the 11 supermarkets closed during the nine months ended September 27, 2008. The remaining three supermarkets closed during the nine months ended September 27, 2008 opened as replacement supermarkets, two in the fourth quarter of 2008 and one in 2009. Net new supermarkets added an additional 1.2 million square feet in the nine months ended September 27, 2008, a 2.8% increase. Expenditures were also incurred for acquisition of the 49 Albertson’s LLC (Albertson’s) supermarket locations, construction of a second data center, new or enhanced information technology hardware and applications and emergency backup generators. For the same period, the proceeds from the sale and maturity of investments, net of the payment for such investments, were $453.9 million.

Capital expenditure projection

Capital expenditures for the remainder of 2009 are expected to be approximately $150 million, primarily consisting of new supermarkets, completion of planned improvements for certain of the supermarket locations acquired from Albertson’s in 2008, expansion of warehouses and new or enhanced information technology hardware and applications. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities

Net cash used in financing activities was $722.7 million for the nine months ended September 26, 2009 as compared with $974.1 million for the nine months ended September 27, 2008. The primary use of net cash in financing activities was funding net common stock repurchases and payment of the annual cash dividend. Net common stock repurchases totaled $408.3 million for the nine months ended September 26, 2009 as compared with $637.9 million for the nine months ended September 27, 2008. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), 401(k) Plan, Employee Stock Ownership Plan (ESOP) and Non-Employee Directors Stock Purchase Plan (Directors Plan). The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends

The Company paid an annual cash dividend on its common stock of $0.41 per share or $325.3 million on June 1, 2009 to stockholders of record as of the close of business on May 1, 2009. In 2008, the Company paid an annual cash dividend on its common stock of $0.44 per share or $364.6 million.

Cash requirements

In 2009, the cash requirements for current operations, capital expenditures and common stock repurchases are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

Results of Operations

Sales

Sales for the three months ended September 26, 2009 were $5.83 billion as compared with $5.80 billion for the three months ended September 27, 2008, an increase of $32.3 million or a 0.6% increase. The Company estimates that its sales increased $304.9 million or 5.3% from new supermarkets (excluding replacement supermarkets) and decreased $272.6 million or 4.7% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for the nine months ended September 26, 2009 were $18.2 billion as compared with $17.9 billion for the nine months ended September 27, 2008, an increase of $327.4 million or a 1.8% increase. The Company estimates that its sales increased $935.3 million or 5.2% from new supermarkets and decreased $607.9 million or 3.4% from comparable store sales. Comparable store sales for the three and nine months ended September 26, 2009 were negatively impacted by the economic downturn, deflationary pressures and the large number of supermarkets opened during the fourth quarter of 2008 that are located near existing supermarkets.

Gross profit

Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.6% and 26.0% for the three months ended September 26, 2009 and September 27, 2008, respectively. Gross profit as a percentage of sales was 27.9% and 27.0% for the nine months ended September 26, 2009 and September 27, 2008, respectively. The increase in gross profit as a percentage of sales for the three and nine months ended September 26, 2009 was primarily due to decreases in distribution costs, improvements in buying and merchandising practices and decreases in the LIFO reserve impact as compared to the same periods in the prior year.

Operating and administrative expenses

Operating and administrative expenses as a percentage of sales were 22.3% and 21.6% for the three months ended September 26, 2009 and September 27, 2008, respectively. Operating and administrative expenses as a percentage of sales were 21.6% and 21.1% for the nine months ended September 26, 2009 and September 27, 2008, respectively. The increase in operating and administrative expenses as a percentage of sales for the three months ended September 26, 2009 was primarily due to increases in benefits costs. The increase in operating and administrative expenses as a percentage of sales for the nine months ended September 26, 2009 was primarily due to increases in facilities costs.

Investment income

Investment income was $21.9 million and $26.6 million for the three months ended September 26, 2009 and September 27, 2008, respectively, and $66.0 million and $105.3 million for the nine months ended September 26, 2009 and September 27, 2008, respectively. The decrease in investment income for the three and nine months ended September 26, 2009 is primarily due to a decrease in interest income resulting from lower average balances and lower interest rates. There were no OTTI losses on equity securities for the three months ended September 26, 2009. The Company recorded OTTI losses on equity securities of $17.2 million for the three months ended September 27, 2008 and $19.3 million and $21.6 million for the nine months ended September 26, 2009 and September 27, 2008, respectively. There were no OTTI losses on debt securities for the three and nine months ended September 26, 2009. During the quarter ended September 27, 2008, the issuer of one of the debt securities held by the Company ceased to exist. As a result, the Company recorded OTTI losses on debt securities of $1.7 million for the three and nine months ended September 27, 2008.

Income taxes

The effective income tax rates were 33.6% and 33.9% for the three months ended September 26, 2009 and September 27, 2008, respectively. The effective income tax rates were 34.4% and 34.6% for the nine months ended September 26, 2009 and September 27, 2008, respectively. Effective income tax rates for the three and nine months ended September 26, 2009 remained relatively unchanged compared to the three and nine months ended September 27, 2008.

Net earnings

Net earnings were $254.9 million or $0.32 per share and $201.8 million or $0.25 per share for the three months ended September 26, 2009 and September 27, 2008, respectively. Net earnings were $877.3 million or $1.11 per share and $840.7 million or $1.02 per share for the nine months ended September 26, 2009 and September 27, 2008, respectively.

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

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 26, 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Shares of common stock repurchased by the Company during the three months ended September 26, 2009 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

June 28, 2009 through August 1, 2009	695	$15.55	N/A	N/A

August 2, 2009 through August 29, 2009	5,330	16.05	N/A	N/A

August 30, 2009 through September 26, 2009	1,764	16.05	N/A	N/A

Total	7,789	$16.01	N/A	N/A

(1)	Common stock is made available for sale only to the Company’s current employees through the Company’s ESPP and 401(k) Plan. In addition, common stock is made available under the ESOP. Common stock is also made available for sale to members of the Company’s Board of Directors through the Directors Plan. The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, 401(k) Plan, ESOP and Directors Plan each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company.

The Company’s common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended September 26, 2009 required to be disclosed in the last two columns of the table.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2009, is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date: November 5, 2009	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date: November 5, 2009	/s/ David P. Phillips
David P. Phillips, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)