Form 10-K
period 2009-12-26
PUBLIX SUPER MARKETS INC
filed 2010-02-26
CIK 81061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2009

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

Common Stock $1.00 Par Value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes    X                  No  ___

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.        Yes  ___                No    X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.        Yes    X                  No  ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).        Yes    X                  No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (  )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      X      Accelerated filer    ___    Non-accelerated filer    ___    Smaller reporting company    ___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ___                        No    X

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,999,592,000 as of June 26, 2009, the last trading day of the Registrant’s most recently completed second fiscal quarter.

The number of shares of Registrant’s common stock outstanding as of February 5, 2010 was 779,234,000.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Proxy Statement solicited for the 2010 Annual Meeting of Stockholders to be held on April 13, 2010.

PART I

Item 1. Business

Publix Super Markets, Inc. and its wholly owned subsidiaries (the Company) are in the primary business of operating retail food supermarkets in Florida, Georgia, South Carolina, Alabama and Tennessee. The Company has no other significant lines of business or industry segments.

Merchandising and manufacturing

The Company sells grocery (including dairy, produce, deli, bakery, meat and seafood), health and beauty care, general merchandise, pharmacy, floral and other products and services. The percentage of consolidated sales by merchandise category for 2009, 2008 and 2007 was as follows:

	2009	2008	2007

Grocery	85%	85%	85%
Other	15%	15%	15%

	100%	100%	100%

The Company’s lines of merchandise include a variety of nationally advertised and private label brands, as well as unbranded merchandise such as produce, meat and seafood. The Company receives the food and non-food products it distributes from many sources. These products are delivered to the supermarkets through Company distribution centers or directly from the suppliers and are generally available in sufficient quantities to enable the Company to adequately satisfy its customers. Approximately 70% of the total cost of products purchased is delivered to the supermarkets through the Company’s distribution centers. The Company believes that its sources of supply of these products and raw materials used in manufacturing are adequate for its needs and that it is not dependent upon a single supplier or relatively few suppliers. Private label items are produced in the Company’s dairy, bakery and deli manufacturing facilities or are manufactured for the Company by outside suppliers.

The Company has experienced no significant changes in the kinds of products sold or in its methods of distribution since the beginning of the fiscal year.

Store operations

The Company operated 1,014 supermarkets at the end of 2009, compared with 993 at the beginning of the year. In 2009, 48 supermarkets were opened (including replacement supermarkets), 27 supermarkets were closed and 85 supermarkets were remodeled. Of the supermarkets closed, 14 were replaced in 2009, two will be replaced in subsequent periods and 11 will not be replaced. The net increase in square footage was 1.3 million square feet or 2.7% in 2009. At the end of 2009, the Company had 729 supermarkets located in Florida, 177 in Georgia, 42 in South Carolina, 39 in Alabama and 27 in Tennessee. Also, as of year end, the Company had 15 supermarkets under construction in Florida, three in Alabama, two in Georgia, one in South Carolina and one in Tennessee.

Competition

The Company is engaged in the highly competitive retail food industry. Competition is based primarily on quality of goods and service, price, convenience, product mix and store location. The Company’s primary competition throughout its market areas is with several national and regional supermarket chains, independent supermarkets, supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores, restaurants and convenience stores. The Company anticipates continued competitor format innovation and location additions in 2010.

Working capital

The Company’s working capital at the end of 2009 consisted of $2,449.4 million in current assets and $1,950.9 million in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flows from operating activities presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Seasonality

The historical influx of winter residents to Florida and increased purchases of products during the traditional Thanksgiving, Christmas and Easter holidays typically result in seasonal sales increases between November and April of each year.

Employees

The Company had 142,000 employees at the end of 2009, 69,000 on a full-time basis and 73,000 on a part-time basis. By comparison, the Company had 144,000 employees at the end of 2008, 70,000 on a full-time basis and 74,000 on a part-time basis. The Company considers its employee relations to be good.

Environmental matters

Compliance by the Company with federal, state and local environmental protection laws during 2009 had no material effect upon capital expenditures, results of operations or the competitive position of the Company.

Company information

This Annual Report on Form 10-K and the 2010 Proxy Statement will be mailed on or about March 11, 2010 to stockholders of record as of the close of business on February 5, 2010. These reports as well as Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports may also be obtained electronically, free of charge, through the Company’s website at www.publix.com/stock.

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

The retail food industry in which the Company operates is highly competitive with low profit margins. The Company’s competitors include national and regional supermarket chains, independent supermarkets, supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores, restaurants and convenience stores. The Company’s ability to attract and retain customers is based primarily on quality of goods and service, price, convenience, product mix and store location. The Company believes it will face increased competition in the future from all of these competitors and its financial condition and results of operations could be impacted by the pricing, purchasing, advertising or promotional decisions made by its competitors.

General economic conditions that impact consumer spending could adversely affect the Company.

The Company’s results of operations are sensitive to changes in general economic conditions that impact consumer spending. Adverse economic conditions, including rising unemployment, increasing home foreclosure rates, declining stock market and the instability of the credit markets, could continue to cause a reduction in consumer spending. Other conditions that could also affect disposable consumer income include increases in tax rates, increases in fuel and energy costs, the impact of natural disasters or acts of terrorism, and other factors. This reduction in the level of consumer spending could cause customers to purchase lower-profit items or to shift spending to lower-priced competitors, which could adversely affect the Company’s financial condition and results of operations.

Increased operating costs could adversely affect the Company.

The Company’s operations tend to be more labor intensive than some of its competitors due to the additional customer service offered in its supermarkets. Consequently, uncertain labor markets, government mandated increases in the minimum wage or other benefits, an increased proportion of full-time employees, increased costs of health care due to health care reform or other factors and increased costs of other benefits could result in an increase in labor costs. In addition, the inability to improve or manage operating costs, such as payroll, facilities, or other non-product related costs, could adversely affect the Company’s financial condition and results of operations.

Failure to execute on the Company’s core strategies could adversely affect the Company.

The Company’s core strategies focus on customer service, product quality, shopping environment, competitive pricing and convenient locations. The Company has implemented several strategic business and technology initiatives as part of the execution of these core strategies. The Company believes these core strategies and related strategic initiatives differentiate it from its competition and present opportunities for increased market share and sustained financial growth. Failure to execute on these core strategies, or a failure to execute the core strategies on a cost effective basis, could adversely affect the Company’s financial condition and results of operations.

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

The Company is dependent on complex information technology systems to operate its business, enhance customer service, improve the efficiency of its supply chain and increase employee efficiency. The Company’s information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (including breaches of transaction processing that could result in the compromise of confidential customer data), catastrophic events and user errors. Any disruptions in these systems or the overall technology infrastructure could have an adverse effect on the Company’s financial condition and results of operations.

Unexpected changes in the insurance market or factors affecting self-insurance reserve estimates could adversely affect the Company.

The Company uses a combination of insurance coverage and self-insurance to provide for potential liability for workers’ compensation, general liability, property losses, fleet liability, employee benefits and directors and officers liability. There is no assurance that the Company will be able to continue to maintain its insurance coverage or obtain comparable insurance coverage at a reasonable cost. Self-insurance reserves are determined based on actual claims experience and an estimate of claims incurred but not reported including, where necessary, actuarial studies. Actuarial projections of losses are subject to a high degree of variability caused by, but not limited to, such factors as future interest and inflation rates, future economic conditions, litigation trends and benefit level changes. The Company’s financial condition and results of operations could be adversely affected by an increase in the frequency or costs of claims and changes in actuarial assumptions.

Product liability claims, product recalls and the resulting unfavorable publicity could adversely affect the Company.

The packaging, marketing, distribution and sale of grocery, drug and other products purchased from suppliers or manufactured by the Company entails an inherent risk of product liability claims, product recall and the resulting adverse publicity. Such products may contain contaminants that may be inadvertently distributed by the Company. These contaminants may, in certain cases, result in illness, injury or death if processing at the consumer level does not eliminate the contaminants. Even an inadvertent shipment of adulterated products is a violation of law and may lead to a product recall and/or an increased risk of exposure to product liability claims. There can be no assurance that such claims will not be asserted against the Company or that the Company will not be obligated to perform product recalls in the future. If a product liability claim is successful, the Company’s insurance coverage may not be adequate to pay all liabilities and it may not be able to continue to maintain such insurance coverage or obtain comparable insurance coverage at a reasonable cost. If the Company does not have adequate insurance coverage or contractual indemnification available, product liability claims relating to defective products could have an adverse effect on the Company’s ability to successfully market its products and on the Company’s financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the adverse publicity surrounding any assertion that the Company’s products caused illness or injury could have an adverse effect on the Company’s reputation with existing and potential customers and on the Company’s financial condition and results of operations.

Unfavorable changes in, failure to comply with or increased costs to comply with environmental laws and regulations could adversely affect the Company.

The Company is subject to federal, state and local laws and regulations that govern activities that may have adverse environmental effects and impose liabilities for the costs of contamination cleanup and damages arising from sites of past spills, disposals or other releases of hazardous materials. Under current environmental laws, the Company may be held responsible for the remediation of environmental conditions regardless of whether the Company leases, subleases or owns the supermarkets or other facilities and regardless of whether such environmental conditions were created by the Company or a prior owner or tenant. The costs of investigation, remediation or removal of environmental conditions may be substantial. In addition, the increased focus on climate change, waste management and other environmental issues may result in new environmental laws or regulations that negatively affect the Company directly or indirectly through increased costs on its suppliers. There can be no assurance that environmental conditions relating to prior, existing or future sites or other environmental changes will not adversely affect the Company’s financial condition and results of operations through, for instance, business interruption, cost of remediation or adverse publicity.

Unfavorable changes in, failure to comply with or increased costs to comply with laws and regulations could adversely affect the Company.

In addition to environmental laws and regulations, the Company is subject to federal, state and local laws and regulations relating to, among other things, product safety, zoning, land use, workplace safety, public health, accessibility and restrictions on the sale of various products including alcoholic beverages, tobacco and drugs. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, labor, working conditions, disabled access and work permit requirements. Compliance with, or changes in, these laws, as well as passage of new laws and the inability to deal with increased government regulation, could adversely affect the Company’s financial condition and results of operations.

Unfavorable results of legal proceedings could adversely affect the Company.

The Company is a party in various legal claims and actions considered in the normal course of business including labor and employment, personal injury, intellectual property and other issues. Although not currently anticipated by management, the results of pending or future legal proceedings could adversely affect the Company’s financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

At year end, the Company operated approximately 47.0 million square feet of supermarket space. The Company’s supermarkets vary in size. Current supermarket prototypes range from 28,000 to 61,000 square feet. Supermarkets are often located in strip shopping centers where the Company is the anchor tenant. The majority of the Company’s supermarkets are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by leases on other properties. Both the building and land are owned at 100 locations. The building is owned while the land is leased at 44 other locations.

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

Executive Officers of the Company

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since

John A. Attaway, Jr.	51	General Counsel and Secretary of the Company to January 2005, Senior Vice President, General Counsel and Secretary thereafter.	2000

Hoyt R. Barnett	66	Vice Chairman of the Company and Trustee of the Employee Stock Ownership Plan.	1977

David E. Bornmann	52	Vice President of the Company.	1998

David E. Bridges	60	Vice President of the Company.	2000

Scott E. Brubaker	51	Regional Director of Retail Operations of the Company to July 2005, Vice President thereafter.	2005

William E. Crenshaw	59	President of the Company to March 2008, Chief Executive Officer thereafter.	1990

G. Gino DiGrazia	47	Vice President and Controller of the Company.	2002

Laurie Z. Douglas	46	Senior Vice President and Chief Information Officer of FedEx Kinko’s Office and Print Center, Inc. to January 2006, Senior Vice President and Chief Information Officer of the Company thereafter.	2006

David S. Duncan	56	Vice President of the Company.	1999

Sandra J. Estep	50	Vice President and Controller of the Company.	2002

William V. Fauerbach	63	Vice President of the Company.	1997

John R. Frazier	60	Vice President of the Company.	1997

Linda S. Hall	50	Vice President of the Company.	2002

M. Clayton Hollis, Jr.	53	Vice President of the Company.	1994

John T. Hrabusa	54	Vice President of the Company to January 2005, Senior Vice President thereafter.	2004

Mark R. Irby	54	Vice President of the Company.	1989

Randall T. Jones, Sr.	47	Vice President of the Company to July 2005, Senior Vice President to March 2008, President thereafter.	2003

Linda S. Kane	44	Vice President and Assistant Secretary of the Company.	2000

Thomas M. McLaughlin	59	Vice President of the Company.	1994

Sharon A. Miller	66	Executive Director of Publix Super Markets Charities, Inc. and Assistant Secretary of the Company.	1992

Dale S. Myers	57	Vice President of the Company.	2001

Alfred J. Ottolino	44	Vice President of the Company.	2004

David P. Phillips	50	Chief Financial Officer and Treasurer of the Company.	1990

Charles B. Roskovich, Jr.	48	Regional Director of Retail Operations of the Company to January 2008, Vice President thereafter.	2008

Marc H. Salm	49	Director and Counsel of Risk Management of the Company to June 2008, Vice President thereafter.	2008

Richard J. Schuler II	54	Vice President of the Company.	2000

Michael R. Smith	50	Director of Fresh Product Manufacturing of the Company to July 2005, Vice President thereafter.	2005

The terms of all officers expire in May 2010 or upon the election of their successors.

PART II

Item 4. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

The Company’s common stock is not traded on any public stock exchange. Therefore, all transactions of the Company’s common stock have been among the Company, its employees, former employees, their families and the benefit plans established for the Company’s employees. The Company’s common stock is made available for sale only to the Company’s current employees through the Company’s Employee Stock Purchase Plan (ESPP) and 401(k) Plan. In addition, common stock is made available under the Employee Stock Ownership Plan (ESOP). Common stock is also made available for sale to members of the Company’s Board of Directors through the Non-Employee Directors Stock Purchase Plan (Directors Plan). The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, 401(k) Plan, ESOP and Directors Plan each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company. The Company serves as the registrar and stock transfer agent for its common stock.

Because there is no trading of the Company’s common stock on a public stock exchange, the market price of the Company’s common stock is determined by the Board of Directors. The Board of Directors considers, among other things, the Company’s financial performance and the financial and stock market performance of comparable companies. The market prices for the Company’s common stock for 2009 and 2008 were as follows:

	2009	2008

January - February	$17.90	20.80
March - April	16.10	20.70
May - July	15.55	19.45
August - October	16.05	19.70
November - December	16.30	17.90

(b)	Approximate Number of Equity Security Holders

As of February 5, 2010, the approximate number of holders of the Company’s common stock was 141,000.

(c)	Dividends

The Company paid an annual cash dividend of $0.41 per share of common stock in 2009 and $0.44 per share in 2008. Payment of dividends is within the discretion of the Company’s Board of Directors and depends on, among other factors, net earnings, capital requirements and the financial condition of the Company. It is believed that comparable cash dividends will be paid in the future.

(d)	Purchases of Equity Securities by the Issuer

Issuer Purchases of Equity Securities

Shares of common stock repurchased by the Company during the three months ended December 26, 2009 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

September 27, 2009 through October 31, 2009	531	$16.05	N/A	N/A

November 1, 2009 through November 28, 2009	2,960	16.30	N/A	N/A

November 29, 2009 through December 26, 2009	2,943	16.30	N/A	N/A

Total	6,434	$16.28	N/A	N/A

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

The Company’s common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended December 26, 2009 required to be disclosed in the last two columns of the table.

(e)	Performance Graphs

The following performance graph sets forth the Company’s cumulative total stockholder return during the five years ended December 26, 2009, compared to the cumulative total return on the S&P 500 Index and a custom Peer Group Index including retail food supermarket companies(1). The Peer Group Index is weighted based on the various companies’ market capitalization. The comparison assumes $100 was invested at the end of 2004 in the Company’s common stock and in each of the related indices and assumes reinvestment of dividends.

The Company’s common stock is valued as of the end of each fiscal quarter. After the end of a quarter, however, shares continue to be traded at the prior valuation until the new valuation is received. The cumulative total return for the companies represented in the S&P 500 Index and the custom Peer Group Index is based on those companies’ calendar year end trading price. The following performance graph is based on the Company’s trading price at fiscal year end based on its market price as of the prior fiscal quarter. Because the Company’s fiscal year end valuation of the Company’s shares is effective after the date this document is to be filed with the Securities and Exchange Commission (SEC), a performance graph based on the fiscal year end valuation (market price as of March 1, 2010) is not presented below. Rather, for comparative purposes, a performance graph based on the fiscal year end valuation is provided in the 2010 Proxy Statement.

Comparison of Five-Year Cumulative Return Based Upon Year End Trading Price

$200.00
175.00
150.00
125.00
100.00
75.00

	2004	2005	2006	2007	2008	2009
● Publix	$100.00	133.44	171.20	185.16	162.95	152.30
▲ S&P 500	100.00	105.07	121.66	129.23	78.13	103.30
■ Peer Group (1)	100.00	103.93	136.43	156.81	119.74	120.28

(1)

Companies included in the Peer Group are: A&P, Ahold, Albertson’s Inc. (Albertson’s is included for 2004 and 2005 but is no longer publicly traded), Delhaize Group, Kroger, Safeway, Supervalu, Weis Markets and Winn-Dixie (Winn-Dixie is included through December 2005 as the company filed for Chapter 11 bankruptcy protection. Winn-Dixie’s new common stock is not included for 2006 but is included for 2007 through 2009).

Item 5.  Selected Financial Data

	2009	2008	2007	2006	2005
Sales:
Sales	$24,319,716	23,929,064	23,016,568	21,654,774	20,589,130
Percent change	1.6%	4.0%	6.3%	5.2%	11.0%
Comparable store sales percent change	(3.2%)	1.3%	4.3%	5.2%	5.4%

Earnings:
Gross profit (1)	$6,727,037	6,442,241	6,210,739	5,842,817	5,529,450
Earnings before income tax expense	$1,774,714	1,651,412	1,817,573	1,687,553	1,550,738
Net earnings	$1,161,442	1,089,770	1,183,925	1,097,209	989,156
Net earnings as a percent of sales	4.8%	4.6%	5.1%	5.1%	4.8%

Common stock: (2)
Weighted average shares outstanding	788,835	818,248	840,523	849,815	860,196
Basic and diluted earnings per share	$1.47	1.33	1.41	1.29	1.15
Cash dividends per share	$0.41	0.44	0.40	0.20	0.14

Financial data:
Capital expenditures	$693,489	1,289,707	683,290	481,247	338,946
Working capital	$498,411	232,809	319,826	211,219	236,488
Current ratio	1.26	1.13	1.18	1.12	1.13
Total assets	$9,004,292	8,089,672	8,053,157	7,393,086	6,727,223
Stockholders’ equity	$6,299,624	5,643,298	5,642,186	4,974,865	4,205,774

Supermarkets	1,014	993	926	892	875

NOTE:	Amounts are in thousands, except per share amounts and number of supermarkets. Fiscal year 2005 includes 53 weeks.
All other years include 52 weeks.

(1)	Gross profit represents sales less cost of merchandise sold as reported in the consolidated statements of earnings.

(2)	Restated to give retroactive effect for 5-for-1 stock split in July 2006.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, South Carolina, Alabama and Tennessee. The Company has no other significant lines of business or industry segments. As of December 26, 2009, the Company operated 1,014 supermarkets including 729 located in Florida, 177 in Georgia, 42 in South Carolina, 39 in Alabama and 27 in Tennessee. The Company opened 37 supermarkets in Florida, six in Georgia, three in Tennessee and two in Alabama during 2009. The Company closed 27 supermarkets in 2009. Of the supermarkets closed, 14 were replaced in 2009, two will be replaced in subsequent periods and 11 will not be replaced.

The Company’s revenues are earned and cash is generated as merchandise is sold to customers. Income is earned by selling merchandise at price levels that produce sales revenues in excess of the cost of merchandise sold and operating and administrative expenses. The Company has generally been able to increase revenues and net earnings from year to year. Further, the Company has been able to meet its cash requirements from internally generated funds without the need to generate cash through debt financing. The Company’s year end cash balances are significantly impacted by capital expenditures, investment transactions, stock repurchases and payment of the annual cash dividend.

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

As of December 26, 2009, the Company also operated 11 convenience stores, 103 liquor stores and 37 Crispers restaurants. All liquor stores and Crispers restaurants are located in Florida. Eight convenience stores are located in Florida, two in Georgia and one in Tennessee.

Operating Environment

The Company is engaged in the highly competitive retail food industry. Competition is based primarily on quality of goods and service, price, convenience, product mix and store location. In addition, the Company competes with other retailers for additional retail site locations. The Company competes with retailers as well as other labor market competitors in attracting and retaining quality employees. The Company’s primary competition throughout its market areas is with several national and regional traditional supermarket chains, independent supermarkets and specialty food stores as well as non-traditional competition such as supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, restaurants and convenience stores. As a result of the highly competitive environment, traditional supermarkets, including the Company, face business challenges. There has been a trend in recent years for traditional supermarkets to lose market share to non-traditional competition. The success of the Company, in particular its ability to retain its customers, depends on its ability to meet the business challenges created by this competitive environment.

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

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $2,627.7 million as of December 26, 2009, as compared with $2,038.4 million and $2,932.3 million as of December 27, 2008 and December 29, 2007, respectively.

Beginning in February 2008, as a result of the liquidity issues experienced in the global credit and capital markets, auctions for auction rate securities (ARS) held by the Company failed. An auction fails when secondary market makers withdraw from the auction process that provides rate resets and liquidity. However, a failed auction does not represent a default by the issuer. The underlying issuers of the ARS held by the Company had high credit ratings and continued to pay interest in accordance with the terms of the underlying security. Due to the quality of the ARS held and the Company’s ability to maintain the securities, the valuation of these securities was not impacted by the secondary market issues. The Company liquidated its entire ARS portfolio at cost without incurring any impairment charges. The Company held no ARS as of December 26, 2009, as compared with $14.9 million and $132.5 million as of December 27, 2008 and December 29, 2007, respectively.

Net cash provided by operating activities

Net cash provided by operating activities was $1,998.2 million for 2009, as compared with $1,772.9 million and $1,756.7 million for 2008 and 2007, respectively. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities

Net cash used in investing activities was $1,045.4 million for 2009, as compared with $441.0 million and $852.3 million for 2008 and 2007, respectively. The primary use of net cash in investing activities for 2009 was funding capital expenditures and net increases in investment securities. Capital expenditures for 2009 totaled $693.5 million. These expenditures were incurred in connection with the opening of 21 net new supermarkets and remodeling 85 supermarkets. Net new supermarkets included 48 new supermarkets opened (including 15 replacement supermarkets) and 27 supermarkets closed. Replacement supermarkets opened in 2009 replaced 14 of the 27 supermarkets closed during the same period and one supermarket closed in 2008. Two of the remaining supermarkets closed in 2009 will be replaced in subsequent periods and the other 11 supermarkets will not be replaced. New supermarkets opened include 17 of the remaining 25 Florida supermarket locations acquired from Albertson’s LLC (Albertson’s) but not opened in 2008. Net new supermarkets added an additional 1.3 million square feet in 2009, a 2.7% increase. Expenditures were also incurred for the construction of a second data center, expansion of warehouses and new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $356.1 million.

The primary use of net cash in investing activities for 2008 was funding capital expenditures. Capital expenditures for 2008 totaled $1,289.7 million. These expenditures were incurred in connection with the opening of 67 net new supermarkets and remodeling 93 supermarkets. Net new supermarkets included 79 new supermarkets opened (including 11 replacement supermarkets) and 12 supermarkets closed. Replacement supermarkets opened in 2008 replaced one supermarket closed in 2007 and 10 of the 12 supermarkets closed in 2008. Of the remaining two supermarkets closed in 2008, one was opened as a replacement supermarket in 2009 and the other was not replaced. New supermarkets opened include 24 of the 49 Florida supermarket locations acquired from Albertson’s for $498.0 million on September 8, 2008. Net new supermarkets added an additional 3.4 million square feet in 2008, an 8.1% increase. Expenditures were also incurred for the construction of a second data center, new or enhanced information technology hardware and applications and emergency backup generators. For the same period, the proceeds from the sale and maturity of investments, net of the payment for such investments, was $838.6 million.

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

Capital expenditure projection

In 2010, the Company plans to open approximately 34 supermarkets (including six supermarket locations acquired from Albertson’s). Although real estate development is unpredictable, the Company’s 2010 new store growth represents a reasonable estimate of anticipated future growth. Capital expenditures for 2010 are expected to be approximately $555 million, primarily consisting of new supermarkets, remodeling certain existing supermarkets, completion of planned improvements for certain of the supermarket locations acquired from Albertson’s and new or enhanced information technology hardware and applications. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities

Net cash used in financing activities was $784.1 million in 2009, as compared with $1,312.9 million and $762.1 million in 2008 and 2007, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and payment of the annual cash dividend. Net common stock repurchases totaled $477.4 million in 2009, as compared with $979.3 million and $439.8 million in 2008 and 2007, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s ESPP, 401(k) Plan, ESOP and Directors Plan. The amount of common stock offered to the Company for repurchase is not within the control of the Company but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends

The Company paid an annual cash dividend on its common stock of $0.41 per share or $325.3 million, $0.44 per share or $364.6 million and $0.40 per share or $338.6 million in 2009, 2008 and 2007, respectively.

Cash requirements

In 2010, the cash requirements for current operations, capital expenditures, common stock repurchases and payment of the annual cash dividend are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

Contractual Obligations

Following is a summary of contractual obligations as of December 26, 2009:

		Payments Due by Period
			2011	2013	There-
	Total	2010	2012	2014	after

	(Amounts are in thousands)

Contractual obligations:
Operating leases (1)	$4,455,230	417,257	783,587	690,673	2,563,713
Purchase obligations (2) (3) (4)	2,097,184	909,186	265,038	201,202	721,758
Other long-term liabilities:
Self-insurance reserves (5)	348,964	119,375	95,558	38,532	95,499
Accrued postretirement benefit cost (6)	86,890	3,522	7,790	8,880	66,698
Other	115,805	29,652	30,981	24,100	31,072

Total	$7,104,073	1,478,992	1,182,954	963,387	3,478,740

(1)	For a more detailed description of the operating lease obligations, refer to Note 7(a) Commitments and Contingencies - Operating Leases in the Notes to Consolidated Financial Statements.

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

(3)

As of December 26, 2009, the Company had $10.4 million outstanding in trade letters of credit and $4.3 million outstanding in standby letters of credit to support certain of these purchase obligations.

(4)

Purchase obligations include $1,264.8 million in real estate taxes, insurance and maintenance commitments related to operating leases. The actual amounts to be paid are variable and have been estimated based on current costs.

(5)	As of December 26, 2009, the Company had $100.0 million outstanding in a standby letter of credit for the benefit of the Company’s insurance carrier to support this obligation.

(6)	For a more detailed description of the postretirement benefit obligations, refer to Note 4 Postretirement Benefits in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations or cash flows.

Results of Operations

The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2009, 2008 and 2007 included 52 weeks.

Sales

Sales for 2009 were $24.3 billion as compared with $23.9 billion in 2008, an increase of $390.7 million or a 1.6% increase. The Company estimates that its sales increased $1,156.4 million or 4.8% from new supermarkets (excluding replacement supermarkets) and decreased $765.7 million or 3.2% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Comparable store sales were negatively impacted by the economic downturn, deflationary pressures and the large number of supermarkets opened during the fourth quarter of 2008 that are located near existing supermarkets.

Sales for 2008 were $23.9 billion as compared with $23.0 billion in 2007, an increase of $912.5 million or a 4.0% increase. The Company estimates that its sales increased $613.3 million or 2.7% from new supermarkets and $299.2 million or 1.3% from comparable store sales.

Sales for 2007 were $23.0 billion as compared with $21.7 billion in 2006, an increase of $1,361.8 million or a 6.3% increase. The Company estimates that its sales increased $430.6 million or 2.0% from new supermarkets and $931.2 million or 4.3% from comparable store sales.

Gross profit

Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.7% in 2009, as compared with 26.9% in 2008 and 27.0% in 2007. The increase in gross profit as a percentage of sales for 2009 was primarily due to decreases in distribution costs, improvements in buying and merchandising practices and decreases in the LIFO reserve impact as compared to the prior year.

Operating and administrative expenses

Operating and administrative expenses as a percentage of sales were 21.6% as compared with 21.1% in 2008 and 20.6% in 2007. The increase in operating and administrative expenses for 2009 was primarily due to increases in payroll, employee benefits and facilities costs.

Investment income, net

Investment income, net was $68.3 million, $57.5 million and $146.9 million in 2009, 2008 and 2007, respectively. The increase in investment income, net for 2009 is primarily due to the decrease in other-than-temporary impairment (OTTI) losses on available-for-sale (AFS) securities, partially offset by a decrease in interest income resulting from lower average balances and interest rates. The Company recorded OTTI losses on equity securities of $19.3 million and $59.0 million in 2009 and 2008, respectively. There were no OTTI losses on equity securities in 2007. The Company recorded OTTI losses on debt securities of $1.8 million in 2008. There were no OTTI losses on debt securities in 2009 and 2007.

Income taxes

The effective income tax rates were 34.6%, 34.0% and 34.9% in 2009, 2008 and 2007, respectively. The net increase in the 2009 effective income tax rate as compared with 2008 is primarily due to the decrease in tax exempt interest income and the decrease in dividends paid to ESOP participants.

Net earnings

Net earnings were $1,161.4 million or $1.47 per share, $1,089.8 million or $1.33 per share and $1,183.9 million or $1.41 per share for 2009, 2008 and 2007, respectively.

Accounting Standards

Recently Adopted Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued a new standard that changes the referencing and organization of accounting guidance and establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Due to the adoption of this standard during the quarter ended September 26, 2009, the Company’s financial statements will no longer cite specific GAAP references. The adoption of this standard did not have an effect on the Company’s financial condition, results of operations or cash flows.

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

In September 2006, the FASB issued a new standard that defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements but does not require any new fair value measurements. The adoption of this standard during the quarter ended March 29, 2008 did not have an effect on the Company’s financial condition, results of operations or cash flows.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. The Company believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Inventories

Inventories are valued at the lower of cost or market. The cost for 86% of inventories was determined using the dollar value last-in, first-out method as of December 26, 2009 and December 27, 2008. Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to each similar merchandise category’s ending retail value. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value manufactured, seasonal, certain perishable and other miscellaneous inventory items because of fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink.

Investments

All of the Company’s debt and equity securities are classified as AFS and carried at fair value. The Company evaluates whether AFS securities are OTTI based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, the credit rating of the issuer or security, the failure of the issuer to make scheduled principal or interest payments and the financial health and prospects of the issuer or security. Declines in the value of AFS securities determined to be OTTI are recognized in earnings and reported as other-than-temporary impairment losses, while declines in the value of AFS securities determined to be temporary are reported, net of tax, as other comprehensive losses and included as a component of stockholders’ equity. If market or issuer conditions decline, the Company may incur future impairments.

Debt securities with unrealized losses are considered OTTI if the Company intends to sell the debt security or if the Company will be required to sell the debt security prior to any anticipated recovery. If the Company determines that a debt security is OTTI under these circumstances, the impairment recognized in earnings is measured as the difference between the amortized cost and the current fair value. A debt security is also determined to be OTTI if the Company does not expect to recover the amortized cost of the debt security. However, in this circumstance, if the Company does not intend to sell the debt security or will not be required to sell the debt security, the impairment recognized in earnings equals the estimated credit loss as measured by the difference between the present value of expected cash flows and the amortized cost of the debt security. Expected cash flows are discounted using the debt security’s effective interest rate. Debt securities held by the Company at year end primarily consisted of corporate, state and municipality issued bonds and collateralized mortgage obligations with high credit ratings; therefore, the Company believes the credit risk is low. The Company believes a one percentage point increase in long-term interest rates, or 100 basis points, would result in an immaterial unrealized loss on its debt securities. Since the Company does not intend to sell its debt securities or will likely not be required to sell its debt securities prior to any anticipated recovery, such a theoretical temporary unrealized loss would impact comprehensive earnings, but not net earnings or cash flows.

Equity securities held by the Company are subject to equity price risk that results from fluctuations in quoted market prices as of the balance sheet date. Market price fluctuations may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. An equity security is determined to be OTTI if the Company does not expect to recover the cost of the security. A theoretical decrease of 15% in the value of the Company’s equity securities would result in an immaterial decrease in the value of long-term investments.

Property, Plant and Equipment and Depreciation

Assets are recorded at cost and are depreciated using the straight-line method over their estimated useful lives or the terms of their leases, if shorter, as follows: buildings and improvements are at 10 – 40 years, furniture, fixtures and equipment are at 3 – 20 years and leasehold improvements are at 5 – 40 years. The Company considers lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured.

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

therefore, the Company’s accounting estimates may change from period to period. These factors could cause the Company to conclude that a potential impairment exists and the applicable impairment tests could result in a determination that the value of long-lived assets is impaired, resulting in a write-down of the long-lived assets. The Company attempts to select supermarket sites that will achieve the forecasted operating results. To the extent the Company’s assets are maintained in good condition and the forecasted operating results of the supermarkets are achieved, it is relatively unlikely that future assessments of recoverability would result in impairment charges that would have a material effect on the Company’s financial condition and results of operations. There were no material changes in the estimates or assumptions related to the impairment of long-lived assets in 2009.

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

Vendor allowances and credits, including cooperative advertising fees, received from a vendor in connection with the purchase or promotion of the vendor’s products are recognized as a reduction of cost of merchandise sold as earned. These allowances and credits are recognized as earned in accordance with the underlying agreement with the vendor and completion of the earning process. Short-term vendor agreements with advance payment provisions are recorded as a current liability and are recognized over the appropriate period as earned according to the underlying agreement. Long-term vendor agreements with advance payment provisions are recorded as a noncurrent liability and are recognized over the appropriate period as earned according to the underlying agreement.

Self-Insurance

The Company has insurance coverage for losses in excess of the self-insurance limits for fleet liability, general liability and workers’ compensation claims. Historically, it has been infrequent for incurred claims to exceed these self-insurance limits.

Self-insurance reserves are established for health care, fleet liability, general liability and workers’ compensation claims. These reserves are determined based on actual claims experience and an estimate of claims incurred but not reported including, where necessary, actuarial studies. The Company believes that the use of actuarial studies to determine self-insurance reserves represents a consistent method of measuring these subjective estimates. Actuarial projections of losses for general liability and workers’ compensation claims are discounted and subject to a high degree of variability. The causes of variability include, but are not limited to, such factors as future interest and inflation rates, future economic conditions, claims experience, litigation trends and benefit level changes. The Company believes a one percentage point change in the discount rate, or 100 basis points, would result in an immaterial change in the Company’s self-insurance reserves.

Forward-Looking Statements

From time to time, certain information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking information includes statements about the future performance of the Company, which is based on management’s assumptions and beliefs in light of the information currently available to them. When used, the words “plan,” “estimate,” “project,” “intend,” “believe” and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to, the following: competitive practices and pricing in the food and drug industries generally and particularly in the Company’s principal markets; results of programs to increase sales, including private-label sales; results of programs to control or reduce costs; changes in buying, pricing and promotional practices; changes in shrink management; changes in the general economy; changes in consumer spending; changes in population, employment and job growth in the Company’s principal markets; and other factors affecting the Company’s business in or beyond the Company’s control. These factors include changes in the rate of inflation, changes in state and federal legislation or regulation, adverse determinations with respect to litigation or other claims, ability to recruit and retain employees, increases in operating costs including, but not limited to, labor costs, credit card fees and utility costs, particularly electric utility costs, ability to construct new supermarkets or complete remodels as rapidly as planned and stability of product costs. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. The Company assumes no obligation to publicly update these forward-looking statements.

Item 6A.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

The Company’s cash equivalents and short-term investments are subject to three market risks, namely: interest rate risk, credit risk and secondary market risk. Most of the cash equivalents and short-term investments are held in money market investments and debt securities that mature in less than one year. Due to the quality of the short-term investments held, the Company does not expect the valuation of these investments to be significantly impacted by future market conditions.

The Company’s long-term investments consist of debt and equity securities that are classified as AFS and carried at fair value. The Company evaluates whether AFS securities are OTTI based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, the credit rating of the issuer or security, the failure of the issuer to make scheduled principal or interest payments and the financial health and prospects of the issuer or security. Declines in the value of AFS securities determined to be OTTI are recognized in earnings and reported as other-than-temporary impairment losses, while declines in the value of AFS securities determined to be temporary are reported, net of tax, as other comprehensive losses and included as a component of stockholders’ equity. If market or issuer conditions decline, the Company may incur future impairments.

Debt securities are subject to both interest rate risk and credit risk. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the debt security or if the Company will be required to sell the debt security prior to any anticipated recovery. If the Company determines that a debt security is OTTI under these circumstances, the impairment recognized in earnings is measured as the difference between the amortized cost and the current fair value. A debt security is also determined to be OTTI if the Company does not expect to recover the amortized cost of the debt security. However, in this circumstance, if the Company does not intend to sell the debt security or will not be required to sell the debt security, the impairment recognized in earnings equals the estimated credit loss as measured by the difference between the present value of expected cash flows and the amortized cost of the debt security. Expected cash flows are discounted using the debt security’s effective interest rate. Debt securities held by the Company at year end primarily consisted of corporate, state and municipality issued bonds and collateralized mortgage obligations with high credit ratings; therefore, the Company believes the credit risk is low. The Company believes a one percentage point increase in long-term interest rates, or 100 basis points, would result in an immaterial unrealized loss on its debt securities. Since the Company does not intend to sell its debt securities or will likely not be required to sell its debt securities prior to any anticipated recovery, such a theoretical temporary unrealized loss would impact comprehensive earnings, but not net earnings or cash flows.

Equity securities held by the Company are subject to equity price risk that results from fluctuations in quoted market prices as of the balance sheet date. Market price fluctuations may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. An equity security is determined to be OTTI if the Company does not expect to recover the cost of the security. A theoretical decrease of 15% in the value of the Company’s equity securities would result in an immaterial decrease in the value of long-term investments.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment and these criteria, management believes that the Company’s internal control over financial reporting was effective as of December 26, 2009.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included on page 21.

Item 7.   Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule

Page

Reports of Independent Registered Public Accounting Firm	20

Consolidated Financial Statements:

Consolidated Balance Sheets – December 26, 2009 and December 27, 2008	22

Consolidated Statements of Earnings – Years ended December 26, 2009, December 27, 2008 and December 29, 2007	24

Consolidated Statements of Comprehensive Earnings – Years ended December 26, 2009, December 27, 2008 and December 29, 2007	25

Consolidated Statements of Cash Flows – Years ended December 26, 2009, December 27, 2008 and December 29, 2007	26

Consolidated Statements of Stockholders’ Equity – Years ended December 26, 2009, December 27, 2008 and December 29, 2007	28

Notes to Consolidated Financial Statements	29

The following consolidated financial statement schedule of the Company for the years ended December 26, 2009, December 27, 2008 and December 29, 2007 is submitted herewith:

Schedule II - Valuation and Qualifying Accounts	40

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Publix Super Markets, Inc.:

We have audited the accompanying consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries (the Company) as of December 26, 2009 and December 27, 2008, and the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended December 26, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. and subsidiaries as of December 26, 2009 and December 27, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Publix Super Markets, Inc.’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Tampa, Florida

February 26, 2010

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Publix Super Markets, Inc.:

We have audited Publix Super Markets, Inc.’s (the Company) internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Publix Super Markets, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Publix Super Markets, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries as of December 26, 2009 and December 27, 2008, and the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended December 26, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Tampa, Florida

February 26, 2010

Certified Public Accountants

PUBLIX SUPER MARKETS, INC.

Consolidated Balance Sheets

December 26, 2009 and

December 27, 2008

Assets	2009	2008

	(Amounts are in thousands)

Current assets:
Cash and cash equivalents	$370,516	201,813
Short-term investments	110,499	26,495
Trade receivables	506,500	366,418
Merchandise inventories	1,385,273	1,387,575
Deferred tax assets	54,087	44,628
Prepaid expenses	22,477	23,727

Total current assets	2,449,352	2,050,656

Long-term investments	2,146,716	1,810,048
Other noncurrent assets	146,640	154,639

Property, plant and equipment:
Land	397,618	313,750
Buildings and improvements	1,704,908	1,494,560
Furniture, fixtures and equipment	4,366,123	4,166,752
Leasehold improvements	1,261,390	1,153,979
Construction in progress	191,907	298,364

	7,921,946	7,427,405
Accumulated depreciation	(3,660,362)	(3,353,076)

Net property, plant and equipment	4,261,584	4,074,329

	$9,004,292	8,089,672

See accompanying notes to consolidated financial statements.

Liabilities and Stockholders’ Equity	2009	2008

	(Amounts are in thousands, except par value)

Current liabilities:
Accounts payable	$1,125,073	1,039,858
Accrued expenses:
Contribution to retirement plans	349,650	335,245
Self-insurance reserves	119,375	132,275
Salaries and wages	99,548	92,484
Other	228,720	217,985
Federal and state income taxes	28,575	—

Total current liabilities	1,950,941	1,817,847

Deferred tax liabilities	203,069	131,433
Self-insurance reserves	229,589	231,070
Accrued postretirement benefit cost	83,368	79,478
Other noncurrent liabilities	237,701	186,546

Total liabilities	2,704,668	2,446,374

Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued and outstanding 780,566 shares in 2009 and 793,966 shares in 2008	780,566	793,966
Additional paid-in capital	837,969	806,526
Retained earnings	4,637,884	4,055,432

	6,256,419	5,655,924
Accumulated other comprehensive earnings (losses)	43,205	(12,626)

Total stockholders’ equity	6,299,624	5,643,298

Commitments and contingencies	—	—

	$9,004,292	8,089,672

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Earnings

Years ended December 26, 2009, December 27, 2008

and December 29, 2007

	2009	2008	2007

	(Amounts are in thousands, except per share amounts)

Revenues:
Sales	$24,319,716	23,929,064	23,016,568
Other operating income	195,244	180,520	177,022

Total revenues	24,514,960	24,109,584	23,193,590

Costs and expenses:
Cost of merchandise sold	17,592,679	17,486,823	16,805,829
Operating and administrative expenses	5,241,368	5,056,962	4,743,456

Total costs and expenses	22,834,047	22,543,785	21,549,285

Operating profit	1,680,913	1,565,799	1,644,305

Investment income	87,555	118,293	146,857
Other-than-temporary impairment losses	(19,283)	(60,800)	—

Investment income, net	68,272	57,493	146,857

Other income, net	25,529	28,120	26,411

Earnings before income tax expense	1,774,714	1,651,412	1,817,573

Income tax expense	613,272	561,642	633,648

Net earnings	$1,161,442	1,089,770	1,183,925

Weighted average shares outstanding	788,835	818,248	840,523

Basic and diluted earnings per share	$1.47	1.33	1.41

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Comprehensive Earnings

Years ended December 26, 2009, December 27, 2008

and December 29, 2007

	2009	2008	2007

	(Amounts are in thousands)

Net earnings	$1,161,442	1,089,770	1,183,925

Other comprehensive earnings (losses):

Unrealized gain (loss) on investment securities – available-for-sale (AFS), net of tax effect of $33,777, ($25,089) and $619 in 2009, 2008 and 2007, respectively	53,637	(39,841)	978

Reclassification adjustment for net realized loss (gain) on investment securities – AFS, net of tax effect of $2,628, $26,210 and ($2,832) in 2009, 2008 and 2007, respectively	4,173	41,622	(4,496)

Adjustment to postretirement benefit plan obligation, net of tax effect of ($1,246), ($155) and $1,775 in 2009, 2008 and 2007, respectively	(1,979)	(245)	2,818

Comprehensive earnings	$1,217,273	1,091,306	1,183,225

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Cash Flows

Years ended December 26, 2009, December 27, 2008

and December 29, 2007

	2009	2008	2007

	(Amounts are in thousands)

Cash flows from operating activities:
Cash received from customers	$24,231,980	23,956,284	23,057,677
Cash paid to employees and suppliers	(21,646,622)	(21,570,749)	(20,695,114)
Income taxes paid	(553,235)	(641,307)	(672,833)
Payment for self-insured claims	(283,079)	(267,780)	(228,216)
Dividends and interest received	73,087	135,382	142,454
Other operating cash receipts	185,331	170,124	165,809
Other operating cash payments	(9,230)	(9,100)	(13,101)

Net cash provided by operating activities	1,998,232	1,772,854	1,756,676

Cash flows from investing activities:
Payment for property, plant and equipment	(693,489)	(1,289,707)	(683,290)
Proceeds from sale of property, plant and equipment	4,150	10,074	7,760
Payment for investments	(1,133,449)	(317,020)	(844,199)
Proceeds from sale and maturity of investments	777,381	1,155,615	667,417

Net cash used in investing activities	(1,045,407)	(441,038)	(852,312)

Cash flows from financing activities:
Payment for acquisition of common stock	(629,453)	(1,127,581)	(647,324)
Proceeds from sale of common stock	152,096	148,281	207,546
Dividends paid	(325,295)	(364,583)	(338,575)
Other, net	18,530	31,013	16,260

Net cash used in financing activities	(784,122)	(1,312,870)	(762,093)

Net increase in cash and cash equivalents	168,703	18,946	142,271

Cash and cash equivalents at beginning of year	201,813	182,867	40,596

Cash and cash equivalents at end of year	$370,516	201,813	182,867

See accompanying notes to consolidated financial statements.

	2009	2008	2007

	(Amounts are in thousands)

Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$1,161,442	1,089,770	1,183,925

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	496,106	444,311	406,358
Retirement contributions paid or payable in common stock	256,110	231,892	259,219
Deferred income taxes	27,018	(14,666)	(66,439)
Loss on disposal and impairment of property, plant and equipment and goodwill	32,482	23,383	41,554
Loss (gain) on sale and impairment of investments	6,801	67,832	(7,328)
Net amortization of investments	15,625	8,489	9,130
Change in operating assets and liabilities providing (requiring) cash:
Trade receivables	(140,082)	(6,158)	2,760
Merchandise inventories	2,302	(108,044)	(127,624)
Prepaid expenses and other noncurrent assets	(5,825)	(768)	14,693
Accounts payable and accrued expenses	103,014	71,733	28,971
Self-insurance reserves	(14,381)	18,899	(18,791)
Federal and state income taxes	33,186	(65,020)	27,170
Other noncurrent liabilities	24,434	11,201	3,078

Total adjustments	836,790	683,084	572,751

Net cash provided by operating activities	$1,998,232	1,772,854	1,756,676

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Stockholders’ Equity

Years ended December 26, 2009, December 27, 2008

and December 29, 2007

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumulated Other Comprehensive Earnings (Losses)	Total Stock- holders’ Equity

	(Amounts are in thousands, except per share amounts)

Balances at December 30, 2006	$839,715	533,559	3,616,368	—	(14,777)	4,974,865

Comprehensive earnings (losses)	—	—	1,183,925	—	(700)	1,183,225
Cash dividends, $0.40 per share	—	—	(338,575)	—	—	(338,575)
Contribution of 13,188 shares to retirement plans	10,694	202,862	—	48,893	—	262,449
Acquired 31,527 shares from stockholders	—	—	—	(647,324)	—	(647,324)
Sale of 10,100 shares to stockholders	529	10,338	—	196,679	—	207,546
Retirement of 19,462 shares	(19,462)	—	(382,290)	401,752	—	—

Balances at December 29, 2007	831,476	746,759	4,079,428	—	(15,477)	5,642,186

Comprehensive earnings	—	—	1,089,770	—	1,536	1,091,306
Cash dividends, $0.44 per share	—	—	(364,583)	—	—	(364,583)
Contribution of 12,231 shares to retirement plans	1,697	32,296	—	219,182	—	253,175
Acquired 57,337 shares from stockholders	—	—	—	(1,127,581)	—	(1,127,581)
Sale of 7,596 shares to stockholders	1,506	27,471	—	119,304	—	148,281
Retirement of 40,713 shares	(40,713)	—	(748,382)	789,095	—	—
Adjustment to reflect the impact of the measurement date provision on postretirement benefits	—	—	(801)	—	1,315	514

Balances at December 27, 2008	793,966	806,526	4,055,432	—	(12,626)	5,643,298

Comprehensive earnings	—	—	1,161,442	—	55,831	1,217,273
Cash dividends, $0.41 per share	—	—	(325,295)	—	—	(325,295)
Contribution of 15,013 shares to retirement plans	3,522	31,594	—	206,589	—	241,705
Acquired 37,895 shares from stockholders	—	—	—	(629,453)	—	(629,453)
Sale of 9,482 shares to stockholders	7	(151)	—	152,240	—	152,096
Retirement of 16,929 shares	(16,929)	—	(253,695)	270,624	—	—

Balances at December 26, 2009	$780,566	837,969	4,637,884	—	43,205	6,299,624

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

The fiscal year ends on the last Saturday in December. Fiscal years 2009, 2008 and 2007 include 52 weeks.

(d)	Cash Equivalents

The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

(e)	Trade Receivables

Trade receivables primarily include amounts due from vendor allowances, debit and credit card sales and third party insurance pharmacy billings.

(f)	Inventories

Inventories are valued at the lower of cost or market. The cost for 86% of inventories was determined using the dollar value last-in, first-out method as of December 26, 2009 and December 27, 2008. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value manufactured, seasonal, certain perishable and other miscellaneous inventory items because of fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink. If the FIFO method of valuing inventories had been used by the Company to value all inventories, inventories and current assets would have been higher than reported by $265,289,000 and $267,187,000 as of December 26, 2009 and December 27, 2008, respectively.

(g)	Investments

All of the Company’s debt and equity securities are classified as available-for-sale (AFS) and are carried at fair value. The Company evaluates whether AFS securities are other-than-temporarily impaired (OTTI) based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, the credit rating of the issuer or security, the failure of the issuer to make scheduled principal or interest payments and the financial health and prospects of the issuer or security.

Declines in the value of AFS securities determined to be OTTI are recognized in earnings and reported as other-than-temporary impairment losses. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the debt security or if the Company will be required to sell the debt security prior to any anticipated recovery. If the Company determines that a debt security is OTTI under these circumstances, the impairment recognized in earnings is measured as the difference between the amortized cost and the current fair value. A debt security is also determined to be OTTI if the Company does not expect to recover the amortized cost of the security. However, in this circumstance, if the Company does not intend to sell the debt security and will not be required to sell the debt security, the impairment recognized in earnings equals the estimated credit loss as measured by the difference between the present value of expected cash flows and the amortized cost of the debt security. Expected cash flows are discounted using the debt security’s effective interest rate. An equity security is determined to be OTTI if the Company does not expect to recover the cost of the security. Declines in the value of AFS securities determined to be temporary are reported, net of tax, as other comprehensive losses and included as a component of stockholders’ equity.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

Interest and dividend income, amortization of premiums, accretion of discounts and realized gains and losses on AFS securities are included in investment income. Interest income is accrued as earned. Dividend income is recognized as income on the ex-dividend date of the stock. The cost of securities sold is based on the specific identification method.

The Company also holds other investments in joint ventures, partnerships or other equity investments for which evaluation of the existence and quantification of other-than-temporary declines in value may be required. Realized gains and losses on other investments are included in investment income. Declines in the value of other investments determined to be OTTI are reported as other-than-temporary impairment losses.

(h)	Property, Plant and Equipment and Depreciation

Assets are recorded at cost and are depreciated using the straight-line method over their estimated useful lives or the terms of their leases, if shorter, as follows:

Buildings and improvements	10 – 40 years
Furniture, fixtures and equipment	3 – 20 years
Leasehold improvements	5 – 40 years

Maintenance and repairs are charged to operating expenses as incurred. Expenditures for renewals and betterments are capitalized. The gain or loss realized on disposed assets or assets to be disposed of is recorded as operating and administrative expenses in the consolidated statements of earnings.

On September 8, 2008, the Company acquired the assets of 49 supermarket locations in Florida from Albertson’s LLC for $498,000,000. Assets acquired include supermarkets that are owned and supermarkets that are subject to ground leases and traditional leases. The Company opened 17 and 24 of the acquired supermarket locations in 2009 and 2008, respectively, and expects to open six of the remaining acquired supermarket locations in 2010.

At the acquisition date, the acquired assets were classified as construction in progress and are being reclassified based on the purchase price allocation as the supermarkets open. Of the total purchase price of $498,000,000, approximately $376,000,000 was allocated to property, plant and equipment, $6,000,000 to pharmacy inventory, $11,000,000 to liquor licenses and $105,000,000 to amortizable intangible assets, primarily below-market leases. The weighted average amortization period for the amortizable intangible assets is 27 years. As of December 26, 2009, a total of $457,000,000 has been transferred from construction in progress and allocated to the applicable assets as the supermarkets opened.

(i)	Capitalized Computer Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use. These costs are capitalized and amortized over a three year life. The amounts capitalized were $11,959,000, $16,750,000 and $16,132,000 for 2009, 2008 and 2007, respectively.

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

Self-insurance reserves are established for health care, fleet liability, general liability and workers’ compensation claims. These reserves are determined based on actual claims experience and an estimate of claims incurred but not reported including, where necessary, actuarial studies. Actuarial projections of losses for general liability and workers’ compensation claims are discounted. The Company has insurance coverage for losses in excess of the self-insurance limits for fleet liability, general liability and workers’ compensation claims. Historically, it has been infrequent for incurred claims to exceed these self-insurance limits.

(l)	Comprehensive Earnings

Comprehensive earnings include net earnings and other comprehensive earnings. Other comprehensive earnings include revenues, expenses, gains and losses that have been excluded from net earnings and recorded directly to stockholders’ equity. Included in other comprehensive earnings for the Company are unrealized gains and losses on AFS securities and adjustments to the postretirement benefit plan obligation.

As of December 26, 2009, accumulated other comprehensive earnings included net unrealized gains on AFS securities of $79,563,000, net of tax effect of $30,758,000, and an unfunded postretirement benefit obligation of $9,126,000, net of tax effect of $3,526,000. As of December 27, 2008, accumulated other comprehensive losses included net unrealized losses on AFS securities of $14,652,000, net of tax effect of $5,647,000, and an unfunded postretirement benefit obligation of $5,901,000, net of tax effect of $2,280,000.

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

Other operating income is recognized on a net revenue basis as earned. Other operating income includes income generated from other activities, primarily lottery commissions, automated teller transactions, commissions on licensee sales, vending machine commissions, mall gift card commissions, money transfer fees, coupon redemption income, circulation commissions and check cashing fees.

(p)	Cost of Merchandise Sold

Cost of merchandise sold includes costs of inventory and costs related to in-store production. Cost of merchandise sold also includes inbound freight charges, purchasing and receiving costs, warehousing costs and other costs of the Company’s distribution network.

Vendor allowances and credits, including cooperative advertising allowances, received from a vendor in connection with the purchase or promotion of the vendor’s products are recognized as a reduction of cost of merchandise sold as earned. These allowances and credits are recognized as earned in accordance with the underlying agreement with the vendor and completion of the earning process. Short-term vendor agreements with advance payment provisions are recorded as a current liability and are recognized over the appropriate period as earned according to the underlying agreement. Long-term vendor agreements with advance payment provisions are recorded as a noncurrent liability and are recognized over the appropriate period as earned according to the underlying agreement.

The amount of cooperative advertising allowances recognized as a reduction of cost of merchandise sold was $7,982,000, $12,969,000 and $11,997,000 for 2009, 2008 and 2007, respectively.

(q)	Advertising Costs

Advertising costs are expensed as incurred and were $180,159,000, $196,391,000 and $182,863,000 for 2009, 2008 and 2007, respectively.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

(r)	Other Income, net

Other income, net includes rent received from tenants in owned shopping centers, net of related expenses, and other miscellaneous nonoperating income.

(s)	Income Taxes

Deferred tax assets and liabilities are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The Company recognizes accrued interest and penalties related to income tax liabilities as a component of income tax expense.

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

(v)	Reclassifications

Certain 2008 and 2007 amounts have been reclassified to conform with the 2009 presentation in the consolidated statements of earnings due to the adoption of an amendment to the standard of accounting for the impairment of securities issued by the Financial Accounting Standards Board in 2009.

(2)	Fair Value of Financial Instruments

The fair value of certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables and accounts payable, approximate their respective carrying amounts due to their short-term maturity.

The fair value of AFS securities are based on market prices using the following measurement categories:

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

Following is a summary of fair value measurements for AFS securities as of December 26, 2009 and December 27, 2008:

	Fair Value	Level 1	Level 2	Level 3

		(Amounts are in thousands)

December 26, 2009	$2,197,031	189,053	2,007,978	—

December 27, 2008	1,771,150	119,668	1,651,482	—

The fair value of other investments that are accounted for using the equity method approximate their respective carrying amounts.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

(3)	Investments

Following is a summary of investments as of December 26, 2009 and December 27, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

		(Amounts are in thousands)

2009
Available-for-sale:
Tax exempt bonds	$1,193,775	20,210	598	1,213,387
Taxable bonds	772,399	10,383	3,304	779,478
Equity securities	151,294	55,080	2,208	204,166

	2,117,468	85,673	6,110	2,197,031
Other investments	60,184	—	—	60,184

	$2,177,652	85,673	6,110	2,257,215

2008
Available-for-sale:
Tax exempt bonds	$390,526	8,277	334	398,469
Taxable bonds	1,236,777	6,556	10,662	1,232,671
Equity securities	158,499	3,424	21,913	140,010

	1,785,802	18,257	32,909	1,771,150
Other investments	65,393	—	—	65,393

	$1,851,195	18,257	32,909	1,836,543

The realized gains on sales of AFS securities totaled $21,423,000, $22,445,000 and $13,414,000 for 2009, 2008 and 2007, respectively. Realized losses on sales and OTTI of AFS securities totaled $28,224,000, $90,277,000 and $6,086,000 for 2009, 2008 and 2007, respectively. The Company recorded OTTI losses on equity securities of $19,283,000 and $58,990,000 for 2009 and 2008, respectively. There were no OTTI losses on equity securities in 2007. The Company recorded OTTI losses on debt securities of $1,810,000 in 2008. There were no OTTI losses on debt securities in 2009 and 2007.

The amortized cost and fair value of debt and equity securities classified as AFS and other investments as of December 26, 2009 and December 27, 2008, by expected maturity, are as follows:

	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

		(Amounts are in thousands)

Due in one year or less	$109,290	110,499	26,241	26,495
Due after one year through five years	934,195	946,971	279,778	283,940
Due after five years through ten years	150,839	153,506	56,597	56,472
Due after ten years	771,850	781,889	1,264,687	1,264,233

	1,966,174	1,992,865	1,627,303	1,631,140
Equity securities	151,294	204,166	158,499	140,010
Other investments	60,184	60,184	65,393	65,393

	$2,177,652	2,257,215	1,851,195	1,836,543

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

Following is a summary of temporarily impaired investments by the time period impaired as of December 26, 2009 and December 27, 2008:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

			(Amounts are in thousands)

2009
Tax exempt bonds	$108,628	598	—	—	108,628	598
Taxable bonds	202,633	1,452	10,774	1,852	213,407	3,304
Equity securities	17,306	2,208	—	—	17,306	2,208

Total temporarily impaired investments	$328,567	4,258	10,774	1,852	339,341	6,110

2008
Tax exempt bonds	$18,531	334	—	—	18,531	334
Taxable bonds	172,202	6,387	256,381	4,275	428,583	10,662
Equity securities	58,186	21,348	1,718	565	59,904	21,913

Total temporarily impaired investments	$248,919	28,069	258,099	4,840	507,018	32,909

There are 148 investment issues contributing to the total unrealized loss of $6,110,000 as of December 26, 2009. Unrealized losses related to debt securities are primarily driven by market volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these investments. Unrealized losses related to the equity securities are primarily driven by stock market volatility.

(4)	Postretirement Benefits

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

On December 30, 2007, the Company adopted a new accounting standard on postretirement benefits that requires measurement of the funded status as of the end of the Company’s fiscal year. Previously, the measurement date was October 1. Upon adoption, the Company re-measured the postretirement benefit obligation which resulted in a reduction to retained earnings of $1,306,000, net of tax effect of $505,000, and an actuarial gain to accumulated other comprehensive earnings of $2,143,000, net of tax effect of $828,000, as of December 27, 2008. An actuarial loss was recognized in other comprehensive earnings of $3,225,000, net of tax effect of $1,246,000, in 2009. An actuarial loss was recognized in other comprehensive earnings of $400,000, net of tax effect of $155,000, in 2008. An actuarial gain was recognized in other comprehensive earnings of $4,593,000, net of tax effect of $1,775,000, in 2007.

The Company made benefit payments to beneficiaries of retirees of $4,483,000, $2,746,000 and $2,440,000 during 2009, 2008 and 2007, respectively.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

The following tables provide a reconciliation of the changes in the benefit obligation and fair value of plan assets and the unfunded status of the plan measured as of December 26, 2009 and December 27, 2008:

	2009	2008

	(Amounts are in thousands)

Change in benefit obligation:
Benefit obligation as of beginning of year	$ 82,750	80,623
Service cost	194	217
Interest cost	5,204	5,093
Actuarial loss	3,225	400
Benefit payments	(4,483)	(2,746)
Adoption of new measurement date	—	(837)

Benefit obligation as of end of year	86,890	82,750

Change in fair value of plan assets:
Fair value of plan assets as of beginning of year	—	—
Employer contributions	4,483	2,746
Benefit payments	(4,483)	(2,746)

Fair value of plan assets as of end of year	—	—

Unfunded status of the plan as of end of year	$ 86,890	82,750

Current liability	$ 3,522	3,272
Noncurrent liability	83,368	79,478

Total recognized liability	$ 86,890	82,750

The estimated future benefit payments are expected to be paid as follows:

Year

(Amounts are in thousands)

2010	$3,522
2011	3,764
2012	4,026
2013	4,300
2014	4,580
2015 through 2019	27,500
Thereafter	39,198

$86,890

The measurement date for 2009 and 2008 is the Company’s fiscal year end. The measurement date for 2007 is October 1. The net periodic postretirement benefit cost is based on assumptions determined at the prior year end measurement date.

Following are the actuarial assumptions that were used in the calculation of the year end benefit obligation:

	2009	2008	2007

Discount rate	6.20%	6.40%	6.30%
Rate of compensation increase	4.00%	4.00%	4.00%

The Company determined the discount rate using a yield curve methodology based on high quality corporate bonds with a rating of AA or better.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

Net periodic postretirement benefit cost consists of the following components:

	2009	2008	2007

	(Amounts are in thousands)

Service cost	$ 194	217	267
Interest cost	5,204	5,093	4,758
Amortization of actuarial losses	—	—	779

Net periodic postretirement benefit cost	$5,398	5,310	5,804

Actuarial losses are amortized from accumulated other comprehensive earnings into net periodic postretirement benefit cost over future years when the accumulation of such losses exceeds 10% of the year end benefit obligation.

Following are the actuarial assumptions that were used in the calculation of the net periodic postretirement benefit cost:

	2009	2008	2007
Discount rate	6.40%	6.50%	5.90%
Rate of compensation increase	4.00%	4.00%	4.00%

(5)	Retirement Plans

The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. The amount of the Company’s discretionary contribution to the ESOP is determined annually by the Board of Directors and can be made in Company common stock or cash. The expense recorded for contributions to this plan was $234,336,000, $210,593,000 and $239,197,000 for 2009, 2008 and 2007, respectively.

The Company has a 401(k) plan for the benefit of eligible employees. The 401(k) plan is a voluntary defined contribution plan. Eligible employees may contribute up to 10% of their eligible annual compensation, subject to the maximum contribution limits established by federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2009, 2008 and 2007, the Board of Directors approved a match of 50% of eligible contributions up to 3% of eligible wages, not to exceed a maximum match of $750 per employee. The match, which is determined as of the last day of the plan year and paid in the subsequent plan year, is in common stock of the Company. The expense recorded for the Company’s match to the 401(k) plan was $21,774,000, $21,300,000 and $20,022,000 for 2009, 2008 and 2007, respectively.

The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

(6)	Income Taxes

Total income taxes for 2009, 2008 and 2007 were allocated as follows:

	2009	2008	2007

	(Amounts are in thousands)

Earnings	$613,272	561,642	633,648
Other comprehensive earnings (losses)	35,159	966	(438)
Accumulated other comprehensive earnings and retained earnings	—	323	—

	$648,431	562,931	633,210

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

The provision for income taxes consists of the following:

	Current	Deferred	Total

	(Amounts are in thousands)

2009
Federal	$518,269	28,064	546,333
State	67,985	(1,046)	66,939

	$586,254	27,018	613,272

2008
Federal	$509,003	(7,597)	501,406
State	67,305	(7,069)	60,236

	$576,308	(14,666)	561,642

2007
Federal	$615,121	(59,077)	556,044
State	84,966	(7,362)	77,604

	$700,087	(66,439)	633,648

A reconciliation of the provision for income taxes at the federal statutory tax rate of 35% to earnings before income taxes compared to the Company’s actual income tax expense is as follows:

	2009	2008	2007

	(Amounts are in thousands)

Federal tax at statutory tax rate	$621,150	577,994	636,150
State income taxes (net of federal tax benefit)	43,511	39,153	50,443
ESOP dividend	(36,033)	(39,077)	(36,588)
Other, net	(15,356)	(16,428)	(16,357)

	$613,272	561,642	633,648

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 26, 2009 and December 27, 2008 are as follows:

	2009	2008

	(Amounts are in thousands)

Deferred tax assets:
Self-insurance reserves	$114,512	121,707
Retirement plan contributions	39,225	36,374
Postretirement benefit cost	33,519	31,914
Reserves not currently deductible	26,846	16,964
Unrealized losses and impairments on AFS securities	909	35,203
Advance purchase allowances	9,253	6,806
Inventory capitalization	12,130	11,502
Other	10,111	1,064

Total deferred tax assets	$246,505	261,534

Deferred tax liabilities:
Property, plant and equipment, primarily due to depreciation	$391,356	340,260
Other	4,131	8,079

Total deferred tax liabilities	$395,487	348,339

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

The Company expects the results of future operations and the reversal of deferred tax liabilities to generate sufficient taxable income to allow utilization of deferred tax assets; therefore, no valuation allowance has been recorded as of December 26, 2009 or December 27, 2008.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2002 through 2008 tax years. The Internal Revenue Service is currently auditing tax years 2002 through 2007. The periods subject to examination for the Company’s state returns are the 2005 through 2008 tax years. The Company believes that the outcome of any examination will not have a material effect on its financial condition, results of operations or cash flows. As of December 26, 2009 and December 27, 2008, the Company had immaterial accruals for income tax related interest expense.

The Company had no unrecognized tax benefits in 2009 and 2008. Because the Company does not have any unrecognized tax benefits as of December 26, 2009, there will be no effect on the Company’s effective income tax rate in future periods due to the recognition of unrecognized tax benefits.

(7)	Commitments and Contingencies

(a)	Operating Leases

The Company conducts a major portion of its retail operations from leased premises. Initial terms of the leases are typically 20 years, followed by renewal options at five year intervals, and may include rent escalation clauses. Minimum rentals represent fixed lease obligations, including insurance and maintenance to the extent they are fixed in the lease. Contingent rentals represent payment of variable lease obligations, including real estate taxes, insurance, maintenance and, for certain premises, additional rentals based on a percentage of sales in excess of stipulated minimums (excess rent). The payment of variable real estate taxes, insurance and maintenance is generally based on the Company’s pro-rata share of total shopping center square footage. The Company recognizes rent expense for operating leases with rent escalation clauses on a straight-line basis over the applicable lease term. The Company estimates excess rent, where applicable, based on annual sales projections and uses the straight-line method to amortize this cost to rent expense. The annual sales projections are reviewed periodically and adjusted if necessary. Additionally, the Company has operating leases for certain transportation and other equipment.

Total rental expense for 2009, 2008 and 2007 is as follows:

	2009	2008	2007

	(Amounts are in thousands)

Minimum rentals	$437,857	398,992	361,960
Contingent rentals	123,736	118,106	110,989
Sublease rental income	(5,953)	(7,022)	(8,836)

	$555,640	510,076	464,113

As of December 26, 2009, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:

Year	Minimum Rental Commitments	Sublease Rental Income	Net

	(Amounts are in thousands)

2010	$ 417,257	(6,494)	410,763
2011	402,465	(2,674)	399,791
2012	381,122	(2,115)	379,007
2013	359,970	(1,625)	358,345
2014	330,703	(837)	329,866
Thereafter	2,563,713	(174)	2,563,539

	$4,455,230	(13,919)	4,441,311

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

The Company also owns shopping centers which are leased to tenants for minimum monthly rentals plus, in certain instances, contingent rentals. Minimum rentals represent fixed lease commitments, including insurance and maintenance. Contingent rentals include variable real estate taxes, insurance, maintenance and, in certain instances, additional rentals based on a percentage of sales in excess of stipulated minimums. Total rental amounts included in trade receivables were $1,446,000 and $1,478,000 as of December 26, 2009 and December 27, 2008, respectively. Rental income was $25,590,000, $25,272,000 and $23,638,000 for 2009, 2008 and 2007, respectively. The amounts of minimum future rental payments to be received under noncancelable operating leases are $19,998,000, $18,097,000, $14,712,000, $11,196,000 and $7,626,000 for the years 2010 through 2014, respectively, and $40,059,000 thereafter.

(b)	Letters of Credit

As of December 26, 2009, the Company had $10,400,000 outstanding in trade letters of credit and $4,300,000 in standby letters of credit to support certain purchase obligations. In addition, the Company had $100,000,000 outstanding in a standby letter of credit for the benefit of the Company’s insurance carrier related to self-insurance reserves.

(c)	Litigation

The Company is a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(8)	Subsequent Events

The Company evaluated events that occurred subsequent to December 26, 2009 through when this Form 10-K was filed with the SEC on February 26, 2010 for potential recognition or disclosure in the consolidated financial statements.

(9)	Quarterly Information (unaudited)

Following is a summary of the quarterly results of operations for 2009 and 2008. All quarters have 13 weeks.

	Quarter
	First	Second	Third	Fourth

	(Amounts are in thousands, except per share amounts)

2009
Revenues	$6,416,647	6,055,977	5,878,716	6,163,620
Costs and expenses	$5,928,173	5,626,651	5,521,738	5,757,485
Net earnings	$321,508	300,840	254,934	284,160
Basic and diluted earnings per share	$0.41	0.38	0.32	0.36

2008
Revenues	$6,276,413	5,894,769	5,842,889	6,095,513
Costs and expenses	$5,792,199	5,484,554	5,550,024	5,717,008
Net earnings	$343,160	295,754	201,829	249,027
Basic and diluted earnings per share	$0.41	0.36	0.25	0.31

Schedule II

PUBLIX SUPER MARKETS, INC.

Valuation and Qualifying Accounts

Years ended December 26, 2009, December 27, 2008

and December 29, 2007

(Amounts are in thousands)

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions From Reserves	Balance at End of Year

Year ended December 26, 2009

Reserves not deducted from assets:
Self-insurance reserves:
Current	$132,275	270,179	283,079	119,375
Noncurrent	231,070	—	1,481	229,589

	$363,345	270,179	284,560	348,964

Year ended December 27, 2008

Reserves not deducted from assets:
Self-insurance reserves:
Current	$113,597	286,458	267,780	132,275
Noncurrent	230,849	221	—	231,070

	$344,446	286,679	267,780	363,345

Year ended December 29, 2007

Reserves not deducted from assets:
Self-insurance reserves:
Current	$112,177	229,636	228,216	113,597
Noncurrent	251,060	—	20,211	230,849

	$363,237	229,636	248,427	344,446

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.   Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 26, 2009, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Internal Control over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included on page 18 of this report. The Company’s independent registered public accounting firm, KPMG LLP, has issued their audit report on the effectiveness of the Company’s internal control over financial reporting, which is included on page 21.

Item 8B.   Other Information

None

PART III

Item 9.   Directors, Executive Officers and Corporate Governance

Certain information concerning the executive officers of the Company is set forth in Part I under the caption “Executive Officers of the Company.” All other information concerning the directors and executive officers of the Company is incorporated by reference from the Proxy Statement of the Company (2010 Proxy Statement) which the Company intends to file no later than 120 days after its fiscal year end.

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

Item 10.   Executive Compensation

Information regarding executive compensation is incorporated by reference from the 2010 Proxy Statement.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the 2010 Proxy Statement.

Item 12.   Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships, related transactions and director independence is incorporated by reference from the 2010 Proxy Statement.

Item 13.   Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated by reference from the 2010 Proxy Statement.

PART IV

Item 14.   Exhibits, Financial Statement Schedules

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

10.

Indemnification Agreement is incorporated by reference to the form attached as an exhibit to the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2001, between the Company and all of its directors and officers as reported in the quarterly, annual and current reports of the Company on Form 10-Q, Form 10-K and Form 8-K for the periods ended March 31, 2001, June 30, 2001, September 29, 2001, June 29, 2002, December 28, 2002, September 27, 2003, December 27, 2003, March 27, 2004, May 18, 2005, July 1, 2005, January 30, 2006, January 30, 2008, December 22, 2008 and April 14, 2009.

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

10.4	401(k) SMART Plan as amended and restated as of January 1, 2007 is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 29, 2007.

14.	Code of Ethical Conduct for Financial Managers is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 28, 2002.

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 26, 2009, is formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Earnings, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements (tagged as blocks of text).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

February 26, 2010	By:	/s/ John A. Attaway, Jr.
John A. Attaway, Jr.
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carol Jenkins Barnett	Director	February 26, 2010
Carol Jenkins Barnett

/s/ Hoyt R. Barnett	Vice Chairman and Director	February 26, 2010
Hoyt R. Barnett

/s/ William E. Crenshaw	Chief Executive Officer and Director	February 26, 2010
William E. Crenshaw	(Principal Executive Officer)

/s/ Jane B. Finley	Director	February 26, 2010
Jane B. Finley

/s/ Sherrill W. Hudson	Director	February 26, 2010
Sherrill W. Hudson

/s/ Charles H. Jenkins, Jr.	Chairman of the Board and Director	February 26, 2010
Charles H. Jenkins, Jr.

/s/ Howard M. Jenkins	Director	February 26, 2010
Howard M. Jenkins

/s/ E. Vane McClurg	Director	February 26, 2010
E. Vane McClurg

/s/ Maria A. Sastre	Director	February 26, 2010
Maria A. Sastre

/s/ David P. Phillips	Chief Financial Officer and Treasurer	February 26, 2010
David P. Phillips	(Principal Financial and Accounting Officer)