Form 10-Q
period 2010-03-27
PUBLIX SUPER MARKETS INC
filed 2010-05-06
CIK 81061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, as of April 23, 2010 was 791,571,000.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts are in thousands, except par value)

	March 27, 2010	December 26, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$825,249	370,516
Short-term investments	125,719	110,499
Trade receivables	467,053	506,500
Merchandise inventories	1,345,484	1,385,273
Deferred tax assets	58,954	54,087
Prepaid expenses	29,050	22,477

Total current assets	2,851,509	2,449,352

Long-term investments	2,434,331	2,086,532
Other noncurrent assets	159,765	206,824

Property, plant and equipment	8,106,973	7,921,946
Accumulated depreciation	(3,734,813)	(3,660,362)

Net property, plant and equipment	4,372,160	4,261,584

	$9,817,765	9,004,292

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,148,970	1,125,073
Accrued expenses:
Contribution to retirement plans	179,630	349,650
Self-insurance reserves	116,409	119,375
Salaries and wages	140,364	99,548
Dividends payable	364,084	—
Other	333,662	228,720
Current portion of long-term debt	58,018	29,151
Federal and state income taxes	243,175	28,575

Total current liabilities	2,584,312	1,980,092

Deferred tax liabilities	162,998	203,069
Self-insurance reserves	229,086	229,589
Accrued postretirement benefit cost	84,060	83,368
Long-term debt	97,942	70,175
Other noncurrent liabilities	128,385	134,461
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 793,566 shares in 2010 and 780,566 shares in 2009	793,566	780,566
Additional paid-in capital	1,053,001	837,969
Retained earnings	4,638,199	4,637,884
Treasury stock at cost, 1,956 shares in 2010	(33,941)	—
Accumulated other comprehensive earnings	35,302	43,205

Total stockholders’ equity	6,486,127	6,299,624
Noncontrolling interests	44,855	3,914

Total equity	6,530,982	6,303,538

	$9,817,765	9,004,292

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Three Months Ended
	March 27, 2010	March 28, 2009
	(Unaudited)
Revenues:
Sales	$6,501,357	6,368,318
Other operating income	47,308	48,329

Total revenues	6,548,665	6,416,647

Costs and expenses:
Cost of merchandise sold	4,686,033	4,602,784
Operating and administrative expenses	1,338,926	1,325,389

Total costs and expenses	6,024,959	5,928,173

Operating profit	523,706	488,474

Investment income	23,628	17,851
Other-than-temporary impairment losses	—	(17,440)

Investment income, net	23,628	411

Other income, net	6,263	5,162

Earnings before income tax expense	553,597	494,047
Income tax expense	189,198	172,539

Net earnings	$364,399	321,508

Weighted average shares outstanding	782,823	791,104

Basic and diluted earnings per share	$0.47	0.41

Cash dividends declared per common share	$0.46	0.41

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts are in thousands)

	Three Months Ended
	March 27, 2010	March 28, 2009
	(Unaudited)
Net earnings	$364,399	321,508

Other comprehensive earnings:
Unrealized (loss) gain on investment securities – available-for-sale (AFS), net of tax effect of ($1,796) and $3,040 in 2010 and 2009, respectively	(2,851)	4,827

Reclassification adjustment for net realized (gain) loss on investment securities – AFS, net of tax effect of ($3,191) and $8,244 in 2010 and 2009, respectively	(5,067)	13,091

Adjustment to postretirement benefit plan obligation, net of tax effect of $9 in 2010	15	—

Comprehensive earnings	$356,496	339,426

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts are in thousands)

	Three Months Ended
	March 27, 2010	March 28, 2009
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$6,551,694	6,342,091
Cash paid to employees and suppliers	(5,559,612)	(5,506,452)
Income taxes paid	(14,879)	(17,032)
Payment for self-insured claims	(62,988)	(62,193)
Dividends and interest received	24,984	19,152
Other operating cash receipts	44,956	45,914
Other operating cash payments	(1,236)	(1,418)

Net cash provided by operating activities	982,919	820,062

Cash flows from investing activities:
Payment for property, plant and equipment	(101,880)	(212,075)
Proceeds from sale of property, plant and equipment	611	672
Payment for investments	(563,791)	(242,327)
Proceeds from sale and maturity of investments	187,231	156,128

Net cash used in investing activities	(477,829)	(297,602)

Cash flows from financing activities:
Payment for acquisition of common stock	(99,485)	(284,185)
Proceeds from sale of common stock	44,381	36,791
Other, net	4,747	2,052

Net cash used in financing activities	(50,357)	(245,342)

Net increase in cash and cash equivalents	454,733	277,118

Cash and cash equivalents at beginning of period	370,516	201,813

Cash and cash equivalents at end of period	$825,249	478,931

See accompanying notes to condensed consolidated financial statements.	(Continued)

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts are in thousands)

	Three Months Ended
	March 27, 2010	March 28, 2009
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$364,399	321,508

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	125,254	121,161
Retirement contributions paid or payable in common stock	79,175	68,952
Deferred income taxes	(39,960)	(15,092)
Loss on disposal and impairment of property, plant and equipment and goodwill	7,574	13,738
(Gain) loss on sale and impairment of investments	(8,258)	21,335
Net amortization of investments	8,894	278
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	41,423	(36,751)
Merchandise inventories	39,789	89,800
Prepaid expenses and other noncurrent assets	(8,353)	(9,016)
Accounts payable and accrued expenses	167,211	71,551
Self-insurance reserves	(3,469)	1,185
Federal and state income taxes	214,600	170,895
Other noncurrent liabilities	(5,360)	518

Total adjustments	618,520	498,554

Net cash provided by operating activities	$982,919	820,062

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. Due to the seasonal nature of the Company’s business, the results of operations for the three months ended March 27, 2010 are not necessarily indicative of the results for the entire 2010 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.

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

Certain 2009 amounts have been reclassified to conform with the 2010 presentation in the condensed consolidated balance sheets primarily due to the adoption of an amendment to the standard of accounting for Variable Interest Entities (VIE).

(2)	New Accounting Standards

Recently Adopted Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued an amendment to the standards of accounting for fair value measurements and disclosures. This amendment requires expanded disclosures about the different classes of assets and liabilities measured at fair value, the transfers between Level 1 and Level 2 fair value measurement categories and the valuation techniques and inputs used to determine the fair value of assets and liabilities classified in Level 2 and Level 3 measurement categories. The adoption of this amendment during the quarter ended March 27, 2010 did not have an effect on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued a new standard that changes the definition of a VIE, contains new criteria for determining the primary beneficiary of a VIE, requires enhanced disclosures to provide more information about a company’s involvement in a VIE and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The adoption of this standard resulted in the consolidation of certain joint ventures (JV) in which the Company has a controlling financial interest. The Company is considered to have a controlling financial interest in a JV when it has (1) the power to direct the activities of the JV that most significantly impact the JV’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the JV that could potentially be significant to such JV. The adoption of this standard during the quarter ended March 27, 2010 did not have a material effect on the Company’s financial condition, results of operations or cash flows (see Note 5).

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)	Fair Value of Financial Instruments

The fair value of certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables and accounts payable, approximate their respective carrying amounts due to their short-term maturity.

The fair value of available-for-sale (AFS) securities are based on market prices using the following measurement categories:

Level 1 – Fair value is determined by using quoted prices in active markets for identical investments. AFS securities that are included in this category are primarily equity securities.

Level 2 – Fair value is determined by using other than quoted prices. By using observable inputs (for example benchmark yields, interest rates, reported trades, broker dealer quotes), the fair value is determined through processes such as benchmark curves, benchmarking of like securities and matrix pricing of corporate and municipal bonds by using pricing of similar bonds based on coupons, ratings and maturities. In addition, the value of collateralized mortgage obligation securities are determined by use of models to develop prepayment and interest rate scenarios for these securities which have prepayment features. AFS securities that are included in this category are primarily tax exempt and taxable bonds.

Level 3 – Fair value is determined by using other than observable inputs. Fair value is determined by using the best information available in the circumstances and requires significant management judgment or estimation. No AFS securities are currently included in this category.

Following is a summary of fair value measurements for AFS securities as of March 27, 2010 and December 26, 2009:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
March 27, 2010	$2,560,050	196,252	2,363,798	—
December 26, 2009	2,197,031	189,053	2,007,978	—

(4)	Investments

All of the Company’s debt and equity investments are classified as AFS and are carried at fair value. The Company evaluates whether AFS securities are other-than-temporarily impaired (OTTI) based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, the credit rating of the issuer or security, the failure of the issuer to make scheduled principal or interest payments and the financial health and prospects of the issuer or security.

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

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest and dividend income, amortization of premiums, accretion of discounts and realized gains and losses on AFS securities are included in investment income. Interest income is accrued as earned. Dividend income is recognized as income on the ex-dividend date of the stock. The cost of securities sold is based on the specific identification method.

Following is a summary of investments as of March 27, 2010 and December 26, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
March 27, 2010
Available-for-sale:
Tax exempt bonds	$1,378,043	16,548	2,779	1,391,812
Taxable bonds	955,744	8,493	4,153	960,084
Equity securities	159,605	51,250	2,701	208,154

	$2,493,392	76,291	9,633	2,560,050

December 26, 2009
Available-for-sale:
Tax exempt bonds	$1,193,775	20,210	598	1,213,387
Taxable bonds	772,399	10,383	3,304	779,478
Equity securities	151,294	55,080	2,208	204,166

	$2,117,468	85,673	6,110	2,197,031

Realized gains on sales of AFS securities totaled $8,623,000 and $2,460,000 for the three months ended March 27, 2010 and March 28, 2009, respectively. Realized losses on sales and OTTI of AFS securities totaled $365,000 and $23,795,000 for the three months ended March 27, 2010 and March 28, 2009, respectively. There were no OTTI losses on equity securities for the three months ended March 27, 2010. The Company recorded OTTI losses on equity securities of $17,440,000 for the three months ended March 28, 2009. There were no OTTI losses on debt securities for the three months ended March 27, 2010 and March 28, 2009.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of debt and equity securities classified as AFS as of March 27, 2010 and December 26, 2009, by expected maturity, are as follows:

	March 27, 2010		December 26, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$124,505	125,719	109,290	110,499
Due after one year through five years	1,190,611	1,199,582	934,195	946,971
Due after five years through ten years	159,116	161,314	150,839	153,506
Due after ten years	859,555	865,281	771,850	781,889

	2,333,787	2,351,896	1,966,174	1,992,865
Equity securities	159,605	208,154	151,294	204,166

	$2,493,392	2,560,050	2,117,468	2,197,031

Following is a summary of temporarily impaired investments by the time period impaired as of March 27, 2010 and December 26, 2009:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
March 27, 2010
Tax exempt bonds	$329,324	2,777	58	2	329,382	2,779
Taxable bonds	384,151	2,926	6,971	1,227	391,122	4,153
Equity securities	24,425	2,701	—	—	24,425	2,701

Total temporarily impaired investments	$737,900	8,404	7,029	1,229	744,929	9,633

December 26, 2009
Tax exempt bonds	$108,628	598	—	—	108,628	598
Taxable bonds	202,633	1,452	10,774	1,852	213,407	3,304
Equity securities	17,306	2,208	—	—	17,306	2,208

Total temporarily impaired investments	$328,567	4,258	10,774	1,852	339,341	6,110

There are 266 investment issues contributing to the total unrealized loss of $9,633,000 as of March 27, 2010. Unrealized losses related to debt securities are primarily driven by market volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these investments. Unrealized losses related to equity securities are primarily driven by stock market volatility.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)	Consolidation of Joint Ventures

From time to time, the Company enters into JVs, in the legal form of limited liability companies, with certain real estate developers to partner in the development of shopping centers with the Company as the anchor tenant. The JVs are financed with capital contributions from the members, loans guaranteed by the members and/or with the cash flows generated by the shopping centers once in operation.

Generally, all major decision making in the Company’s JVs is shared between all members. In particular, the use and sale of JV assets, business plans and budgets are generally required to be approved by all members. Management and other fees paid by the JV to a member are nominal and believed to be at market.

The Company evaluates these JVs using specific criteria to determine whether the Company has a controlling financial interest and is the primary beneficiary of the JV. Factors considered in determining whether the Company is the primary beneficiary include risk and reward sharing, experience and financial condition of the other JV members, voting rights, involvement in day to day capital and operating decisions and each member’s influence over the shopping centers’ economic performance.

The consolidation of certain JVs during the quarter ended March 27, 2010 did not have an effect on beginning retained earnings since the earnings and losses of these JVs were previously accounted for under the equity method. The noncash balance sheet effect from the consolidation of these JVs as of the beginning of the quarter ended March 27, 2010 was as follows:

Increase (decrease) in Asset, Liability or Equity
(Amounts are in thousands)
Trade receivables	$1,976
Prepaid expenses	316
Other noncurrent assets	(39,331)
Property, plant and equipment	132,311
Accounts payable	1,957
Accrued expenses - other	487
Long-term debt	55,837
Noncontrolling interests	36,991

As of March 27, 2010, the carrying amounts of the assets and liabilities of the consolidated JVs, including previously consolidated JVs, were $232,300,000 and $129,400,000, respectively. The Company’s debt results primarily from the consolidation of certain JVs. The assets are owned by, and the liabilities are obligations of, the JVs, not the Company, except for a portion of the long-term debt guaranteed by the Company. The long-term debt maturities range from June 2011 through January 2015 and have (1) fixed interest rates ranging from 4.25% to 5.28% or (2) variable interest rates based on a LIBOR index plus basis points ranging from 80 basis points to 200 basis points. Total earnings attributable to noncontrolling interests for the quarters ended March 27, 2010 and March 28, 2009 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, South Carolina, Alabama and Tennessee. As of March 27, 2010, the Company operated 1,014 supermarkets, 11 convenience stores, 109 liquor stores and 37 Crispers restaurants.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $3,385.3 million as of March 27, 2010, as compared with $2,567.5 million as of December 26, 2009.

Net cash provided by operating activities

Net cash provided by operating activities was $982.9 million for the three months ended March 27, 2010, as compared with $820.1 million for the three months ended March 28, 2009. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities

Net cash used in investing activities was $477.8 million for the three months ended March 27, 2010, as compared with $297.6 million for the three months ended March 28, 2009. For the three months ended March 27, 2010, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $101.9 million. These expenditures were incurred in connection with the opening of nine new supermarkets (including four replacement supermarkets) and remodeling 22 supermarkets. Nine supermarkets were closed during the same period. Replacement supermarkets opened during the three months ended March 27, 2010 replaced four of the nine supermarkets closed during the same period. The remaining supermarkets closed during the three months ended March 27, 2010 will be replaced on-site in subsequent periods. An additional 0.1 million square feet were added in the three months ended March 27, 2010, a 0.2% increase. Expenditures were also incurred for new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $376.6 million.

For the three months ended March 28, 2009, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $212.1 million. These expenditures were incurred in connection with the opening of 12 new supermarkets (including two replacement supermarkets) and remodeling 22 supermarkets. Three supermarkets were closed during the same period. Replacement supermarkets opened during the three months ended March 28, 2009 replaced two of the three supermarkets closed during the same period. The remaining supermarket closed during the three months ended March 28, 2009 was replaced on-site in a subsequent period. An additional 0.5 million square feet were added in the three months ended March 28, 2009, a 1.1% increase. Expenditures were also incurred for the construction of a second data center and new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $86.2 million.

Capital expenditure projection

Capital expenditures for the remainder of 2010 are expected to be approximately $453 million, primarily consisting of new supermarkets, remodeling certain existing supermarkets, completion of planned improvements for certain of the supermarket locations acquired from Albertson’s LLC in 2008 and new or enhanced information technology hardware and applications. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities

Net cash used in financing activities was $50.4 million for the three months ended March 27, 2010, as compared with $245.3 million for the three months ended March 28, 2009. The primary use of net cash in financing activities was funding net common stock repurchases. Net common stock repurchases totaled $55.1 million for the three months ended March 27, 2010, as compared with $247.4 million for the three months ended March 28, 2009. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), 401(k) Plan, Employee Stock Ownership Plan (ESOP) and Non-Employee Directors Stock Purchase Plan (Directors Plan). The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends

On March 3, 2010, the Company declared an annual cash dividend on its common stock of $0.46 per share or approximately $364.1 million, payable on June 1, 2010 to stockholders of record as of the close of business April 30, 2010. In 2009, the Company paid an annual cash dividend on its common stock of $0.41 per share or $325.3 million.

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

Results of Operations

Sales

Sales for the three months ended March 27, 2010 were $6.5 billion as compared with $6.4 billion for the three months ended March 28, 2009, an increase of $133.0 million or a 2.1% increase. The Company estimates that its sales increased $75.7 million or 1.2% from new supermarkets (excluding replacement supermarkets) and $57.3 million or 0.9% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on-site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. Comparable store sales for the three months ended March 27, 2010 continued to be impacted by the economic downturn and deflationary pressures.

Gross profit

Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.9% and 27.7% for the three months ended March 27, 2010 and March 28, 2009, respectively. Gross profit as a percentage of sales for the three months ended March 27, 2010 remained relatively unchanged compared to the three months ended March 28, 2009.

Operating and administrative expenses

Operating and administrative expenses as a percentage of sales were 20.6% and 20.8% for the three months ended March 27, 2010 and March 28, 2009, respectively. Operating and administrative expenses as a percentage of sales for the three months ended March 27, 2010 remained relatively unchanged compared to the three months ended March 28, 2009.

Investment income, net

Investment income, net was $23.6 million and $0.4 million for the three months ended March 27, 2010 and March 28, 2009, respectively. The increase in investment income, net for the three months ended March 27, 2010 is primarily due to the decrease in OTTI losses on AFS securities and an increase in realized gains on the sale of AFS securities, partially offset by a decrease in interest income resulting from lower interest rates. There were no OTTI losses on equity securities for the three months ended March 27, 2010. The Company recorded OTTI losses on equity securities of $17.4 million for the three months ended March 28, 2009. There were no OTTI losses on debt securities for the three months ended March 27, 2010 and March 28, 2009.

Income taxes

The effective income tax rates were 34.2% and 34.9% for the three months ended March 27, 2010 and March 28, 2009, respectively. The decrease in the effective tax rate is primarily due to increases in dividends paid to ESOP participants, tax exempt interest and deductions for manufacturing production costs.

Net earnings

Net earnings were $364.4 million or $0.47 per share and $321.5 million or $0.41 per share for the three months ended March 27, 2010 and March 28, 2009, respectively.

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

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended December 26, 2009.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 27, 2010 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PUBLIX SUPER MARKETS, INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As reported in the Company’s Form 10-K for the year ended December 26, 2009, the Company is a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from those disclosed in the Company’s Form 10-K for the year ended December 26, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares of common stock repurchased by the Company during the three months ended March 27, 2010 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

December 27, 2009 through January 30, 2010	1,319	$16.30	N/A	N/A

January 31, 2010 through February 27, 2010	1,216	16.30	N/A	N/A

February 28, 2010 through March 27, 2010	3,353	17.35	N/A	N/A

Total	5,888	$16.90	N/A	N/A

(1)	Common stock is made available for sale only to the Company’s current employees through the Company’s ESPP and 401(k) Plan. In addition, common stock is made available under the ESOP. Common stock is also made available for sale to members of the Company’s Board of Directors through the Directors Plan. The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, 401(k) Plan, ESOP and Directors Plan each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company.

The Company’s common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended March 27, 2010 required to be disclosed in the last two columns of the table.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Reserved

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2010, is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date: May 6, 2010	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date: May 6, 2010	/s/ David P. Phillips
David P. Phillips, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)