Form 10-Q
period 2010-06-26
PUBLIX SUPER MARKETS INC
filed 2010-08-05
CIK 81061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010

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

Large accelerated filer       X        Accelerated filer                   Non-accelerated filer                   Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                     No       X

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, as of July 23, 2010 was 788,253,000.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts are in thousands, except par value)

	June 26, 2010	December 26, 2009

	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$ 261,931	370,516
Short-term investments	182,442	110,499
Trade receivables	434,675	506,500
Merchandise inventories	1,276,287	1,385,273
Deferred tax assets	65,776	54,087
Prepaid expenses	30,813	22,477

Total current assets	2,251,924	2,449,352

Long-term investments	2,672,498	2,086,532
Other noncurrent assets	172,597	206,824

Property, plant and equipment	8,190,614	7,921,946
Accumulated depreciation	(3,821,766)	(3,660,362)

Net property, plant and equipment	4,368,848	4,261,584

	$9,465,867	9,004,292

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$ 994,736	1,125,073
Accrued expenses:
Contribution to retirement plans	255,506	349,650
Self-insurance reserves	114,669	119,375
Salaries and wages	181,286	99,548
Other	320,129	228,720
Current portion of long-term debt	49,913	29,151
Federal and state income taxes	9,768	28,575

Total current liabilities	1,926,007	1,980,092

Deferred tax liabilities	177,366	203,069
Self-insurance reserves	228,034	229,589
Accrued postretirement benefit cost	84,881	83,368
Long-term debt	107,210	70,175
Other noncurrent liabilities	129,688	134,461
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 793,823 shares in 2010 and 780,566 shares in 2009	793,823	780,566
Additional paid-in capital	1,057,495	837,969
Retained earnings	4,986,620	4,637,884
Treasury stock at cost, 5,499 shares in 2010	(99,368)	—
Accumulated other comprehensive earnings	28,410	43,205

Total stockholders’ equity	6,766,980	6,299,624
Noncontrolling interests	45,701	3,914

Total equity	6,812,681	6,303,538

	$9,465,867	9,004,292

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Three Months Ended

	June 26, 2010	June 27, 2009

	(Unaudited)

Revenues:
Sales	$6,214,539	6,007,695
Other operating income	47,292	48,282

Total revenues	6,261,831	6,055,977

Costs and expenses:
Cost of merchandise sold	4,432,792	4,310,874
Operating and administrative expenses	1,330,036	1,315,777

Total costs and expenses	5,762,828	5,626,651

Operating profit	499,003	429,326

Investment income	24,541	26,279
Other-than-temporary impairment losses	—	(1,843)

Investment income, net	24,541	24,436

Other income, net	6,307	6,149

Earnings before income tax expense	529,851	459,911
Income tax expense	181,427	159,071

Net earnings	$ 348,424	300,840

Weighted average shares outstanding	790,629	792,499

Basic and diluted earnings per share	$ 0.44	0.38

Cash dividends paid per common share	$ 0.46	0.41

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Amounts are in thousands)
	Three Months Ended

	June 26, 2010	June 27, 2009

	(Unaudited)

Net earnings	$ 348,424	300,840

Other comprehensive (losses) earnings:

Unrealized (loss) gain on investment securities – available-for-sale (AFS), net of tax effect of ($1,712) and $15,567 in 2010 and 2009, respectively	(2,718)	24,721

Reclassification adjustment for net realized gain on investment securities – AFS, net of tax effect of ($2,638) and ($1,709) in 2010 and 2009, respectively	(4,189)	(2,715)

Adjustment to postretirement benefit plan obligation, net of tax effect of $9 in 2010	15	—

Comprehensive earnings	$ 341,532	322,846

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Six Months Ended

	June 26, 2010	June 27, 2009

	(Unaudited)

Revenues:
Sales	$12,715,896	12,376,013
Other operating income	94,600	96,610

Total revenues	12,810,496	12,472,623

Costs and expenses:
Cost of merchandise sold	9,118,825	8,913,658
Operating and administrative expenses	2,668,962	2,641,165

Total costs and expenses	11,787,787	11,554,823

Operating profit	1,022,709	917,800

Investment income	48,169	44,130
Other-than-temporary impairment losses	—	(19,283)

Investment income, net	48,169	24,847

Other income, net	12,569	11,311

Earnings before income tax expense	1,083,447	953,958
Income tax expense	370,624	331,610

Net earnings	$ 712,823	622,348

Weighted average shares outstanding	786,726	791,803

Basic and diluted earnings per share	$ 0.91	0.79

Cash dividends paid per common share	$ 0.46	0.41

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Amounts are in thousands)
	Six Months Ended

	June 26, 2010	June 27, 2009

	(Unaudited)

Net earnings	$ 712,823	622,348

Other comprehensive (losses) earnings:

Unrealized (loss) gain on investment securities – AFS net of tax effect of ($3,506) and $18,608 in 2010 and 2009, respectively	(5,569)	29,547

Reclassification adjustment for net realized (gain) loss on investment securities – AFS, net of tax effect of ($5,829) and $6,534 in 2010 and 2009, respectively	(9,256)	10,377

Adjustment to postretirement benefit plan obligation, net of tax effect of $19 in 2010	30	—

Comprehensive earnings	$ 698,028	662,272

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts are in thousands)

	Six Months Ended

	June 26, 2010	June 27, 2009

	(Unaudited)

Cash flows from operating activities:
Cash received from customers	$12,808,481	12,386,213
Cash paid to employees and suppliers	(11,105,738)	(10,869,232)
Income taxes paid	(417,624)	(331,735)
Payment for self-insured claims	(133,431)	(134,480)
Dividends and interest received	53,955	38,932
Other operating cash receipts	89,930	91,741
Other operating cash payments	(3,961)	(3,876)

Net cash provided by operating activities	1,291,612	1,177,563

Cash flows from investing activities:
Payment for property, plant and equipment	(224,377)	(373,941)
Proceeds from sale of property, plant and equipment	1,636	2,674
Payment for investments	(1,020,499)	(558,537)
Proceeds from sale and maturity of investments	316,154	420,136

Net cash used in investing activities	(927,086)	(509,668)

Cash flows from financing activities:
Payment for acquisition of common stock	(193,416)	(399,729)
Proceeds from sale of common stock	77,636	59,357
Dividends paid	(364,087)	(325,295)
Other, net	6,756	5,093

Net cash used in financing activities	(473,111)	(660,574)

Net (decrease) increase in cash and cash equivalents	(108,585)	7,321

Cash and cash equivalents at beginning of period	370,516	201,813

Cash and cash equivalents at end of period	$ 261,931	209,134

See accompanying notes to condensed consolidated financial statements.	(Continued)

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts are in thousands)

	Six Months Ended

	June 26, 2010	June 27, 2009

	(Unaudited)

Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$ 712,823	622,348

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	251,232	245,315
Retirement contributions paid or payable in common stock	155,051	133,324
Deferred income taxes	(28,076)	(19,168)
Loss on disposal and impairment of property, plant and equipment	9,618	15,209
(Gain) loss on investment securities - AFS	(15,085)	16,911
Net amortization of investments	20,163	3,945
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	73,801	(11,814)
Merchandise inventories	108,986	127,657
Prepaid expenses and other noncurrent assets	(8,988)	(15,470)
Accounts payable and accrued expenses	40,366	30,306
Self-insurance reserves	(6,261)	(78)
Federal and state income taxes	(18,807)	19,096
Other noncurrent liabilities	(3,211)	9,982

Total adjustments	578,789	555,215

Net cash provided by operating activities	$1,291,612	1,177,563

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. Due to the seasonal nature of the Company’s business, the results of operations for the three and six months ended June 26, 2010 are not necessarily indicative of the results for the entire 2010 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.

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

Recently Adopted Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued an amendment to the standards of accounting for fair value measurements and disclosures. This amendment required expanded disclosures about the different classes of assets and liabilities measured at fair value, the transfers between Level 1 and Level 2 fair value measurement categories and the valuation techniques and inputs used to determine the fair value of assets and liabilities classified in Level 2 and Level 3 measurement categories. The adoption of this amendment during the quarter ended March 27, 2010 did not have an effect on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued a new standard that changed the definition of a VIE, contained new criteria for determining the primary beneficiary of a VIE, required enhanced disclosures to provide more information about a company’s involvement in a VIE and increased the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The adoption of this standard during the quarter ended March 27, 2010 resulted in the consolidation of certain joint ventures (JV) in which the Company has a controlling financial interest. The Company is considered to have a controlling financial interest in a JV when it has (1) the power to direct the activities of the JV that most significantly impact the JV’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the JV that could potentially be significant to such JV. The adoption of this standard did not have a material effect on the Company’s financial condition, results of operations or cash flows (see Note 5).

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

Level 2 – Fair value is determined by using other than quoted prices. By using observable inputs (for example, benchmark yields, interest rates, reported trades and broker dealer quotes), the fair value is determined through processes such as benchmark curves, benchmarking of like securities and matrix pricing of corporate and municipal bonds by using pricing of similar bonds based on coupons, ratings and maturities. In addition, the value of collateralized mortgage obligation securities are determined by use of models to develop prepayment and interest rate scenarios for these securities which have prepayment features. AFS securities that are included in this category are primarily tax exempt and taxable bonds.

Level 3 – Fair value is determined by using other than observable inputs. Fair value is determined by using the best information available in the circumstances and requires significant management judgment or estimation. No AFS securities are currently included in this category.

Following is a summary of fair value measurements for AFS securities as of June 26, 2010 and December 26, 2009:

	Fair Value	Level 1	Level 2	Level 3
		(Amounts are in thousands)

June 26, 2010	$2,854,940	175,551	2,679,389	—

December 26, 2009	2,197,031	189,053	2,007,978	—

(4)	Investments

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

Following is a summary of investments as of June 26, 2010 and December 26, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Amounts are in thousands)
June 26, 2010
Available-for-sale:
Tax exempt bonds	$1,631,226	18,543	1,420	1,648,349
Taxable bonds	1,000,752	14,351	2,178	1,012,925
Equity securities	167,559	34,336	8,229	193,666

	$2,799,537	67,230	11,827	2,854,940

December 26, 2009
Available-for-sale:
Tax exempt bonds	$1,193,775	20,210	598	1,213,387
Taxable bonds	772,399	10,383	3,304	779,478
Equity securities	151,294	55,080	2,208	204,166

	$2,117,468	85,673	6,110	2,197,031

Realized gains on sales of AFS securities totaled $7,126,000 and $7,861,000 for the three months ended June 26, 2010 and June 27, 2009, respectively, and $15,749,000 and $10,321,000 for the six months ended June 26, 2010 and June 27, 2009, respectively. Realized losses on sales and OTTI of AFS securities totaled $299,000 and $3,437,000 for the three months ended June 26, 2010 and June 27, 2009, and $664,000 and $27,232,000 for the six months ended June 26, 2010 and June 27, 2009, respectively. There were no OTTI losses on equity securities for the three and six months ended June 26, 2010. The Company recorded OTTI losses on equity securities of $1,843,000 and $19,283,000 for the three and six months ended June 27, 2009, respectively. There were no OTTI losses on debt securities for the three and six months ended June 26, 2010 and June 27, 2009.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of debt and equity securities classified as AFS as of June 26, 2010 and December 26, 2009, by expected maturity, are as follows:

	June 26, 2010		December 26, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)

Due in one year or less	$ 180,628	182,442	109,290	110,499
Due after one year through five years	1,433,629	1,447,506	934,195	946,971
Due after five years through ten years	199,546	202,365	150,839	153,506
Due after ten years	818,175	828,961	771,850	781,889

	2,631,978	2,661,274	1,966,174	1,992,865
Equity securities	167,559	193,666	151,294	204,166

	$2,799,537	2,854,940	2,117,468	2,197,031

Following is a summary of temporarily impaired investments by the time period impaired as of June 26, 2010 and December 26, 2009:

	Less Than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
June 26, 2010
Tax exempt bonds	$320,490	1,418	58	2	320,548	1,420
Taxable bonds	178,577	1,138	6,641	1,040	185,218	2,178
Equity securities	50,556	7,100	3,678	1,129	54,234	8,229

Total temporarily impaired investments	$549,623	9,656	10,377	2,171	560,000	11,827

December 26, 2009
Tax exempt bonds	$108,628	598	—	—	108,628	598
Taxable bonds	202,633	1,452	10,774	1,852	213,407	3,304
Equity securities	17,306	2,208	—	—	17,306	2,208

Total temporarily impaired investments	$328,567	4,258	10,774	1,852	339,341	6,110

There are 333 investment issues contributing to the total unrealized loss of $11,827,000 as of June 26, 2010. Unrealized losses related to debt securities are primarily driven by market volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these investments. Unrealized losses related to equity securities are primarily driven by stock market volatility.

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

The Company evaluates these JVs using specific criteria to determine whether the Company has a controlling financial interest and is the primary beneficiary of the JV. Factors considered in determining whether the Company is the primary beneficiary include risk and reward sharing, experience and financial condition of the other JV members, voting rights, involvement in day to day capital and operating decisions and each member’s influence over the shopping center’s economic performance.

The consolidation of certain JVs during the quarter ended March 27, 2010 did not have an effect on beginning retained earnings since the earnings and losses of these JVs were previously accounted for under the equity method. The noncash balance sheet effect from the consolidation of these JVs as of the beginning of the six months ended June 26, 2010 was as follows:

Increase (decrease)
in Asset, Liability or Equity
(Amounts are in thousands)
Trade receivables	$ 1,976
Prepaid expenses	316
Other noncurrent assets	(39,331)
Property, plant and equipment	132,311
Accounts payable	1,957
Accrued expenses - other	487
Long-term debt	55,837
Noncontrolling interests	36,991

As of June 26, 2010, the carrying amounts of the assets and liabilities of the consolidated JVs, including previously consolidated JVs, were $235,812,000 and $131,380,000, respectively. The Company’s debt results primarily from the consolidation of certain JVs. The assets are owned by, and the liabilities are obligations of, the JVs, not the Company, except for a portion of the long-term debt guaranteed by the Company. The long-term debt maturities range from June 2011 through January 2015 and have either (1) fixed interest rates ranging from 4.85% to 5.28% or (2) variable interest rates based on a LIBOR index plus basis points ranging from 80 basis points to 250 basis points. Total earnings attributable to noncontrolling interests for the three and six months ended June 26, 2010 and June 27, 2009 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, South Carolina, Alabama and Tennessee. As of June 26, 2010, the Company operated 1,019 supermarkets, 11 convenience stores, 114 liquor stores and 37 Crispers restaurants.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $3,116.9 million as of June 26, 2010, as compared with $2,567.5 million as of December 26, 2009.

Net cash provided by operating activities

Net cash provided by operating activities was $1,291.6 million for the six months ended June 26, 2010, as compared with $1,177.6 million for the six months ended June 27, 2009. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities

Net cash used in investing activities was $927.1 million for the six months ended June 26, 2010, as compared with $509.7 million for the six months ended June 27, 2009. For the six months ended June 26, 2010, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $224.4 million. These expenditures were incurred in connection with the opening of 19 new supermarkets (including eight replacement supermarkets) and remodeling 55 supermarkets. Fourteen supermarkets were closed during the same period. Replacement supermarkets opened during the six months ended June 26, 2010 replaced seven of the 14 supermarkets closed during the same period and one supermarket closed in 2009. The remaining supermarkets closed during the six months ended June 26, 2010 will be replaced on site in subsequent periods. An additional 0.4 million square feet were added in the six months ended June 26, 2010, a 0.8% increase. Expenditures were also incurred for new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $704.3 million.

For the six months ended June 27, 2009, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $373.9 million. These expenditures were incurred in connection with the opening of 25 new supermarkets (including five replacement supermarkets) and remodeling 41 supermarkets. Eleven supermarkets were closed during the same period. Replacement supermarkets opened during the six months ended June 27, 2009 replaced five of the 11 supermarkets closed during the same period. Four of the remaining supermarkets closed during the six months ended June 27, 2009 were replaced in subsequent periods and the other two were not replaced. One of the four replacement supermarkets opened in subsequent periods was replaced on site. An additional 0.7 million square feet were added in the six months ended June 27, 2009, a 1.6% increase. Expenditures were also incurred for the construction of a second data center, expansion of warehouses and new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $138.4 million.

Capital expenditure projection

Capital expenditures for the remainder of 2010 are expected to be approximately $331 million, primarily consisting of new supermarkets, remodeling certain existing supermarkets and new or enhanced information technology hardware and applications. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities

Net cash used in financing activities was $473.1 million for the six months ended June 26, 2010, as compared with $660.6 million for the six months ended June 27, 2009. The primary use of net cash in financing activities was funding net common stock repurchases and payment of the annual cash dividend. Net common stock repurchases totaled $115.8 million for the six months ended June 26, 2010, as compared with $340.4 million for the six months ended June 27, 2009. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), 401(k) Plan, Employee Stock Ownership Plan (ESOP) and Non-Employee Directors Stock Purchase Plan (Directors Plan). The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends

The Company paid an annual cash dividend on its common stock of $0.46 per share or $364.1 million, on June 1, 2010 to stockholders of record as of the close of business April 30, 2010. In 2009, the Company paid an annual cash dividend on its common stock of $0.41 per share or $325.3 million.

Cash requirements

In 2010, the cash requirements for current operations, capital expenditures and common stock repurchases are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

Results of Operations

Sales

Sales for the three months ended June 26, 2010 were $6.2 billion as compared with $6.0 billion for the three months ended June 27, 2009, an increase of $206.8 million or a 3.4% increase. The Company estimates that its sales increased $62.6 million or 1.0% from new supermarkets (excluding replacement supermarkets) and $144.2 million or 2.4% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for the six months ended June 26, 2010 were $12.7 billion as compared with $12.4 billion for the six months ended June 27, 2009, an increase of $339.9 million or a 2.7% increase. The Company estimates that its sales increased $141.9 million or 1.1% from new supermarkets and $198.0 million or 1.6% from comparable store sales. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. Comparable store sales for the three and six months ended June 26, 2010 have improved but continue to be impacted by the economic downturn and deflationary pressures.

Gross profit

Gross profit (sales less cost of merchandise sold) as a percentage of sales was 28.7% and 28.2% for the three months ended June 26, 2010 and June 27, 2009, respectively. Gross profit as a percentage of sales was 28.3% and 28.0% for the six months ended June 26, 2010 and June 27, 2009, respectively. The increase in gross profit as a percentage of sales for the three and six months ended June 26, 2010 and June 27, 2009 was primarily due to improvements in shrink and buying and merchandising practices and decreases in distribution costs.

Operating and administrative expenses

Operating and administrative expenses as a percentage of sales were 21.4% and 21.9% for the three months ended June 26, 2010 and June 27, 2009, respectively. Operating and administrative expenses as a percentage of sales were 21.0% and 21.3% for the six months ended June 26, 2010 and June 27, 2009, respectively. The decrease in operating and administrative expenses as a percentage of sales for the three and six months ended June 26, 2010 and June 27, 2009 was primarily due to decreases in facilities costs.

Investment income, net

Investment income, net was $24.5 million and $24.4 million for the three months ended June 26, 2010 and June 27, 2009, respectively, and $48.2 million and $24.8 million for the six months ended June 26, 2010 and June 27, 2009, respectively. Investment income, net for the three months ended June 26, 2010 remained relatively unchanged compared to the three months ended June 27, 2009. The increase in investment income, net for the six months ended June 26, 2010 is primarily due to the decrease in OTTI losses on AFS securities. There were no OTTI losses on equity securities for the three and six months ended June 26, 2010. The Company recorded OTTI losses on equity securities of $1.8 million and $19.3 million for the three and six months ended June 27, 2009, respectively. There were no OTTI losses on debt securities for the three and six months ended June 26, 2010 and June 27, 2009.

Income taxes

The effective income tax rates were 34.2% and 34.6% for the three months ended June 26, 2010 and June 27, 2009, respectively. The effective income tax rates were 34.2% and 34.8% for the six months ended June 26, 2010 and June 27, 2009, respectively. The decreases in the effective tax rates are primarily due to increases in dividends paid to ESOP participants, tax exempt interest and deductions for manufacturing production costs.

Net earnings

Net earnings were $348.4 million or $0.44 per share and $300.8 million or $0.38 per share for the three months ended June 26, 2010 and June 27, 2009, respectively. This increase in net earnings was primarily due to increases in gross profit and decreases in facilities costs. Net earnings were $712.8 million or $0.91 per share and $622.3 million or $0.79 per share for the six months ended June 26, 2010 and June 27, 2009, respectively. This increase in net earnings was primarily due to increases in gross profit and investment income and decreases in facilities costs.

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

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 26, 2010 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Shares of common stock repurchased by the Company during the three months ended June 26, 2010 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
March 28, 2010 through May 1, 2010	665	$17.35	N/A	N/A

May 2, 2010 through May 29, 2010	2,558	18.50	N/A	N/A

May 30, 2010 through June 26, 2010	1,896	18.50	N/A	N/A

Total	5,119	$18.35	N/A	N/A

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

The Company’s common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended June 26, 2010 required to be disclosed in the last two columns of the table.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2010, is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date: August 5, 2010	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date: August 5, 2010	/s/ David P. Phillips
David P. Phillips, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)