Form 10-Q
period 2010-09-25
PUBLIX SUPER MARKETS INC
filed 2010-11-04
CIK 81061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2010

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

Yes              No     X

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, as of October 22, 2010 was 785,333,000.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts are in thousands, except par value)

	September 25, 2010	December 26, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$408,391	370,516
Short-term investments	265,196	110,499
Trade receivables	468,797	506,500
Merchandise inventories	1,266,248	1,385,273
Deferred tax assets	63,021	54,087
Prepaid expenses	42,360	22,477

Total current assets	2,514,013	2,449,352

Long-term investments	2,764,756	2,086,532
Other noncurrent assets	170,561	206,824
Property, plant and equipment	8,276,026	7,921,946
Accumulated depreciation	(3,905,503)	(3,660,362)

Net property, plant and equipment	4,370,523	4,261,584

	$9,819,853	9,004,292

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$998,788	1,125,073
Accrued expenses:
Contribution to retirement plans	318,686	349,650
Self-insurance reserves	111,394	119,375
Salaries and wages	209,113	99,548
Other	304,819	228,720
Current portion of long-term debt	71,136	29,151
Federal and state income taxes	—	28,575

Total current liabilities	2,013,936	1,980,092

Deferred tax liabilities	205,651	203,069
Self-insurance reserves	227,488	229,589
Accrued postretirement benefit cost	85,280	83,368
Long-term debt	86,671	70,175
Other noncurrent liabilities	128,089	134,461

Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 795,644 shares in 2010 and 780,566 shares in 2009	795,644	780,566
Additional paid-in capital	1,089,273	837,969
Retained earnings	5,269,842	4,637,884
Treasury stock at cost, 9,800 shares in 2010	(178,735)	—
Accumulated other comprehensive earnings	50,906	43,205

Total stockholders’ equity	7,026,930	6,299,624
Noncontrolling interests	45,808	3,914

Total equity	7,072,738	6,303,538

	$9,819,853	9,004,292

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Three Months Ended
	September 25, 2010	September 26, 2009
	(Unaudited)
Revenues:
Sales	$6,038,369	5,832,254
Other operating income	47,707	46,462

Total revenues	6,086,076	5,878,716

Costs and expenses:
Cost of merchandise sold	4,363,418	4,223,258
Operating and administrative expenses	1,312,977	1,298,480

Total costs and expenses	5,676,395	5,521,738

Operating profit	409,681	356,978
Investment income, net	22,040	21,882
Other income, net	6,370	5,184

Earnings before income tax expense	438,091	384,044
Income tax expense	154,869	129,110

Net earnings	$283,222	254,934

Weighted average shares outstanding	788,064	788,004

Basic and diluted earnings per share	$0.36	0.32

Cash dividends paid per common share	$—	—

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts are in thousands)

	Three Months Ended
	September 25, 2010	September 26, 2009
	(Unaudited)
Net earnings	$283,222	254,934
Other comprehensive earnings:
Unrealized gain on available-for-sale (AFS) securities, net of tax effect of $16,038 and $11,589 in 2010 and 2009, respectively	25,469	18,404
Reclassification adjustment for net realized gain on AFS securities, net of tax effect of ($1,881) and ($1,816) in 2010 and 2009, respectively	(2,987)	(2,884)
Adjustment to postretirement benefit plan obligation, net of tax effect of $9 in 2010	14	—

Comprehensive earnings	$305,718	270,454

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Nine Months Ended
	September 25, 2010	September 26, 2009
	(Unaudited)
Revenues:
Sales	$18,754,265	18,208,267
Other operating income	142,307	143,073

Total revenues	18,896,572	18,351,340

Costs and expenses:
Cost of merchandise sold	13,482,242	13,136,916
Operating and administrative expenses	3,981,940	3,939,646

Total costs and expenses	17,464,182	17,076,562

Operating profit	1,432,390	1,274,778
Investment income	70,209	66,012
Other-than-temporary impairment losses	—	(19,283)

Investment income, net	70,209	46,729
Other income, net	18,940	16,495

Earnings before income tax expense	1,521,539	1,338,002
Income tax expense	525,494	460,720

Net earnings	$996,045	877,282

Weighted average shares outstanding	787,173	790,536

Basic and diluted earnings per share	$1.27	1.11

Cash dividends paid per common share	$0.46	0.41

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts are in thousands)

	Nine Months Ended
	September 25, 2010	September 26, 2009
	(Unaudited)
Net earnings	$996,045	877,282
Other comprehensive earnings:
Unrealized gain on AFS securities, net of tax effect of $12,532 and $30,197 in 2010 and 2009, respectively	19,900	47,951
Reclassification adjustment for net realized (gain) loss on AFS securities, net of tax effect of ($7,710) and $4,718 in 2010 and 2009, respectively	(12,243)	7,493
Adjustment to postretirement benefit plan obligation, net of tax effect of $28 in 2010	44	—

Comprehensive earnings	$1,003,746	932,726

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts are in thousands)

	Nine Months Ended
	September 25, 2010	September 26, 2009
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$18,839,689	18,203,109
Cash paid to employees and suppliers	(16,497,248)	(16,055,296)
Income taxes paid	(575,496)	(438,672)
Payment for self-insured claims	(203,152)	(204,112)
Dividends and interest received	67,263	55,705
Other operating cash receipts	135,341	135,694
Other operating cash payments	(7,953)	(6,891)

Net cash provided by operating activities	1,758,444	1,689,537

Cash flows from investing activities:
Payment for property, plant and equipment	(353,653)	(549,765)
Proceeds from sale of property, plant and equipment	2,151	3,416
Payment for investments	(1,312,504)	(803,382)
Proceeds from sale and maturity of investments	461,525	623,932

Net cash used in investing activities	(1,202,481)	(725,799)

Cash flows from financing activities:
Payment for acquisition of common stock	(307,057)	(524,392)
Proceeds from sale of common stock	145,509	116,043
Dividends paid	(364,087)	(325,295)
Other, net	7,547	10,992

Net cash used in financing activities	(518,088)	(722,652)

Net increase in cash and cash equivalents	37,875	241,086

Cash and cash equivalents at beginning of period	370,516	201,813

Cash and cash equivalents at end of period	$408,391	442,899

See accompanying notes to condensed consolidated financial statements.	(Continued)

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts are in thousands)

	Nine Months Ended
	September 25, 2010	September 26, 2009
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$996,045	877,282

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	380,104	372,841
Retirement contributions paid or payable in common stock	218,231	187,443
Deferred income taxes	(11,202)	(1,996)
Loss on disposal and impairment of property, plant and equipment	11,475	19,060
(Gain) loss on AFS securities	(19,953)	12,211
Net amortization of investments	33,292	8,763
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	39,679	(40,083)
Merchandise inventories	119,025	108,974
Prepaid expenses and other noncurrent assets	(12,136)	(10,844)
Accounts payable and accrued expenses	56,935	117,930
Self-insurance reserves	(10,082)	(2,231)
Federal and state income taxes	(38,581)	24,094
Other noncurrent liabilities	(4,388)	16,093

Total adjustments	762,399	812,255

Net cash provided by operating activities	$1,758,444	1,689,537

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. Due to the seasonal nature of the Company’s business, the results of operations for the three and nine months ended September 25, 2010 are not necessarily indicative of the results for the entire 2010 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.

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

Level 2 – Fair value is determined by using other than quoted prices. By using observable inputs (for example, benchmark yields, interest rates, reported trades and broker dealer quotes), the fair value is determined through processes such as benchmark curves, benchmarking of like securities and matrix pricing of corporate and municipal bonds by using pricing of similar bonds based on coupons, ratings and maturities. In addition, the value of collateralized mortgage obligation securities are determined by using models to develop prepayment and interest rate scenarios for these securities which have prepayment features. AFS securities that are included in this category are primarily debt securities (tax exempt and taxable bonds).

Level 3 – Fair value is determined by using other than observable inputs. Fair value is determined by using the best information available in the circumstances and requires significant management judgment or estimation. No AFS securities are currently included in this category.

Following is a summary of fair value measurements for AFS securities as of September 25, 2010 and December 26, 2009:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
September 25, 2010	$3,029,952	183,293	2,846,659	—

December 26, 2009	2,197,031	189,053	2,007,978	—

(4)	Investments

All of the Company’s debt and equity securities are classified as AFS and are carried at fair value. The Company evaluates whether AFS securities are other-than-temporarily impaired (OTTI) based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, the credit rating of the issuer or security, the failure of the issuer to make scheduled principal or interest payments and the financial health and prospects of the issuer or security.

Declines in the value of AFS securities determined to be OTTI are recognized in earnings and reported as other-than-temporary impairment losses. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the debt security or if the Company will be required to sell the debt security prior to any anticipated recovery. If the Company determines that a debt security is OTTI under these circumstances, the impairment recognized in earnings is measured as the difference between the amortized cost and the current fair value. A debt security is also determined to be OTTI if the Company does not expect to recover the amortized cost of the debt security. However, in this circumstance, if the Company does not intend to sell the debt security and will not be required to sell the debt security, the impairment recognized in earnings equals the estimated credit loss as measured by the difference between the present value of expected cash flows and the amortized cost of the debt security. Expected cash flows are discounted using the debt security’s effective interest rate. An equity security is determined to be OTTI if the Company does not expect to recover the cost of the equity security.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Declines in the value of AFS securities determined to be temporary are reported, net of tax, as other comprehensive losses and included as a component of stockholders’ equity.

Interest and dividend income, amortization of premiums, accretion of discounts and realized gains and losses on AFS securities are included in investment income. Interest income is accrued as earned. Dividend income is recognized as income on the ex-dividend date of the stock. The cost of AFS securities sold is based on the specific identification method.

Following is a summary of investments classified as AFS as of September 25, 2010 and December 26, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
September 25, 2010
Tax exempt bonds	$1,824,902	27,525	694	1,851,733
Taxable bonds	941,139	24,208	1,016	964,331
Equity securities	171,869	46,565	4,546	213,888

	$2,937,910	98,298	6,256	3,029,952

December 26, 2009
Tax exempt bonds	$1,193,775	20,210	598	1,213,387
Taxable bonds	772,399	10,383	3,304	779,478
Equity securities	151,294	55,080	2,208	204,166

	$2,117,468	85,673	6,110	2,197,031

Realized gains on sales of AFS securities totaled $6,743,000 and $5,123,000 for the three months ended September 25, 2010 and September 26, 2009, respectively, and $22,492,000 and $15,444,000 for the nine months ended September 25, 2010 and September 26, 2009, respectively. Realized losses on sales and OTTI of AFS securities totaled $1,875,000 and $423,000 for the three months ended September 25, 2010 and September 26, 2009, respectively, and $2,539,000 and $27,655,000 for the nine months ended September 25, 2010 and September 26, 2009, respectively. There were no OTTI losses on equity securities for the three months ended September 25, 2010 and September 26, 2009 and for the nine months ended September 25, 2010. The Company recorded OTTI losses on equity securities of $19,283,000 for the nine months ended September 26, 2009. There were no OTTI losses on debt securities for the three and nine months ended September 25, 2010 and September 26, 2009.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of debt and equity securities classified as AFS as of September 25, 2010 and December 26, 2009, by expected maturity, are as follows:

	September 25, 2010		December 26, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$262,523	265,196	109,290	110,499
Due after one year through five years	1,475,644	1,500,135	934,195	946,971
Due after five years through ten years	307,746	312,481	150,839	153,506
Due after ten years	720,128	738,252	771,850	781,889

	2,766,041	2,816,064	1,966,174	1,992,865
Equity securities	171,869	213,888	151,294	204,166

	$2,937,910	3,029,952	2,117,468	2,197,031

Following is a summary of temporarily impaired AFS securities by the time period impaired as of September 25, 2010 and December 26, 2009:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
September 25, 2010
Tax exempt bonds	$142,920	693	54	1	142,974	694
Taxable bonds	36,869	251	5,410	765	42,279	1,016
Equity securities	22,123	3,662	3,946	884	26,069	4,546

Total temporarily impaired AFS securities	$201,912	4,606	9,410	1,650	211,322	6,256

December 26, 2009
Tax exempt bonds	$108,628	598	—	—	108,628	598
Taxable bonds	202,633	1,452	10,774	1,852	213,407	3,304
Equity securities	17,306	2,208	—	—	17,306	2,208

Total temporarily impaired AFS securities	$328,567	4,258	10,774	1,852	339,341	6,110

There are 142 AFS securities contributing to the total unrealized loss of $6,256,000 as of September 25, 2010. Unrealized losses related to debt securities are primarily driven by market volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily driven by stock market volatility.

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

The consolidation of certain JVs during the quarter ended March 27, 2010 did not have an effect on beginning retained earnings since the earnings and losses of these JVs were previously accounted for under the equity method. The noncash balance sheet effect from the consolidation of these JVs as of the beginning of the nine months ended September 25, 2010 was as follows:

Increase (decrease) in Asset, Liability or Equity
(Amounts are in thousands)
Trade receivables	$ 1,976
Prepaid expenses	316
Other noncurrent assets	(39,331)
Property, plant and equipment	132,311
Accounts payable	1,957
Accrued expenses - other	487
Long-term debt	55,837
Noncontrolling interests	36,991

As of September 25, 2010, the carrying amounts of the assets and liabilities of the consolidated JVs, including previously consolidated JVs, were $237,095,000 and $132,957,000, respectively. The Company’s debt results primarily from the consolidation of certain JVs. The assets are owned by, and the liabilities are obligations of, the JVs, not the Company, except for a portion of the long-term debt guaranteed by the Company. The long-term debt maturities range from January 2011 through January 2015 and have either (1) fixed interest rates ranging from 4.5% to 5.3% or (2) variable interest rates based on a LIBOR index plus basis points ranging from 110 basis points to 250 basis points. Total earnings attributable to noncontrolling interests for the three and nine months ended September 25, 2010 and September 26, 2009 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, South Carolina, Alabama and Tennessee. As of September 25, 2010, the Company operated 1,023 supermarkets, 11 convenience stores, 118 liquor stores and 37 Crispers restaurants.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $3,438.3 million as of September 25, 2010, as compared with $2,567.5 million as of December 26, 2009.

Net cash provided by operating activities

Net cash provided by operating activities was $1,758.4 million for the nine months ended September 25, 2010, as compared with $1,689.5 million for the nine months ended September 26, 2009. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities

Net cash used in investing activities was $1,202.5 million for the nine months ended September 25, 2010, as compared with $725.8 million for the nine months ended September 26, 2009. For the nine months ended September 25, 2010, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $353.7 million. These expenditures were incurred in connection with the opening of 25 new supermarkets (including 11 replacement supermarkets) and remodeling 80 supermarkets. Sixteen supermarkets were closed during the same period. Replacement supermarkets opened during the nine months ended September 25, 2010 replaced 10 of the 16 supermarkets closed during the same period and one supermarket closed in 2009. The remaining supermarkets closed during the nine months ended September 25, 2010 will be replaced on site in subsequent periods. An additional 0.6 million square feet were added in the nine months ended September 25, 2010, a 1.2% increase. Expenditures were also incurred for new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $851.0 million.

For the nine months ended September 26, 2009, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $549.8 million. These expenditures were incurred in connection with the opening of 31 new supermarkets (including seven replacement supermarkets) and remodeling 62 supermarkets. Fourteen supermarkets were closed during the same period. Replacement supermarkets opened during the nine months ended September 26, 2009 replaced six of the 14 supermarkets closed during the same period and one supermarket closed in 2008. Four of the remaining supermarkets closed during the nine months ended September 26, 2009 were replaced in subsequent periods and the other four were not replaced. One of the four replacement supermarkets opened in subsequent periods was replaced on site. An additional 0.9 million square feet were added in the nine months ended September 26, 2009, a 1.9% increase. Expenditures were also incurred for the construction of a second data center, expansion of warehouses and new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $179.5 million.

Capital expenditure projection

Capital expenditures for the remainder of 2010 are expected to be approximately $201 million, primarily consisting of new supermarkets, remodeling certain existing supermarkets and new or enhanced information technology hardware and applications. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities

Net cash used in financing activities was $518.1 million for the nine months ended September 25, 2010, as compared with $722.7 million for the nine months ended September 26, 2009. The primary use of net cash in financing activities was funding net common stock repurchases and payment of the annual cash dividend. Net common stock repurchases totaled $161.5 million for the nine months ended September 25, 2010, as compared with $408.3 million for the nine months ended September 26, 2009. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), 401(k) Plan, Employee Stock Ownership Plan (ESOP) and Non-Employee Directors Stock Purchase Plan (Directors Plan). The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

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

Results of Operations

Sales

Sales for the three months ended September 25, 2010 were $6.0 billion as compared with $5.8 billion for the three months ended September 26, 2009, an increase of $206.1 million or a 3.5% increase. The Company estimates that its sales increased $48.6 million or 0.8% from new supermarkets (excluding replacement supermarkets) and $157.5 million or 2.7% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for the nine months ended September 25, 2010 were $18.8 billion as compared with $18.2 billion for the nine months ended September 26, 2009, an increase of $546.0 million or a 3.0% increase. The Company estimates that its sales increased $200.0 million or 1.1% from new supermarkets and $346.0 million or 1.9% from comparable store sales. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. Comparable store sales for the three and nine months ended September 25, 2010 have improved but continue to be impacted by the difficult economy.

Gross profit

Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.7% and 27.6% for the three months ended September 25, 2010 and September 26, 2009, respectively. Gross profit as a percentage of sales was 28.1% and 27.9% for the nine months ended September 25, 2010 and September 26, 2009, respectively. Gross profit as a percentage of sales for the three and nine months ended September 25, 2010 as compared with the three and nine months ended September 26, 2009 remained relatively unchanged.

Operating and administrative expenses

Operating and administrative expenses as a percentage of sales were 21.7% and 22.3% for the three months ended September 25, 2010 and September 26, 2009, respectively. Operating and administrative expenses as a percentage of sales were 21.2% and 21.6% for the nine months ended September 25, 2010 and September 26, 2009, respectively. The decreases in operating and administrative expenses as a percentage of sales for the three and nine months ended September 25, 2010 as compared with the three and nine months ended September 26, 2009 were primarily due to decreases in facilities costs.

Investment income, net

Investment income, net was $22.0 million and $21.9 million for the three months ended September 25, 2010 and September 26, 2009, respectively. Investment income, net for the three months ended September 25, 2010 as compared with the three months ended September 26, 2009 remained relatively unchanged. Investment income, net was $70.2 million and $46.7 million for the nine months ended September 25, 2010 and September 26, 2009, respectively. The increase in investment income, net for the nine months ended September 25, 2010 as compared with the nine months ended September 26, 2009 was primarily due to a decrease in OTTI losses on AFS securities. There were no OTTI losses on equity securities for the three months ended September 25, 2010 and September 26, 2009 and for the nine months ended September 25, 2010. The Company recorded OTTI losses on equity securities of $19.3 million for the nine months ended September 26, 2009. There were no OTTI losses on debt securities for the three and nine months ended September 25, 2010 and September 26, 2009.

Income taxes

The effective income tax rate was 35.4% and 33.6% for the three months ended September 25, 2010 and September 26, 2009, respectively. The net increase in the effective income tax rate for the three months ended September 25, 2010 as compared with the three months ended September 26, 2009 was primarily due to earnings before income tax expense increasing at a faster rate than increases in dividends paid to ESOP participants, tax exempt interest and deductions for manufacturing production costs. The effective income tax rate was 34.5% and 34.4% for the nine months ended September 25, 2010 and September 26, 2009, respectively. The effective income tax rate for the nine months ended September 25, 2010 as compared with the nine months ended September 26, 2009 remained relatively unchanged.

Net earnings

Net earnings were $283.2 million or $0.36 per share and $254.9 million or $0.32 per share for the three months ended September 25, 2010 and September 26, 2009, respectively. The increase in net earnings for the three months ended September 25, 2010 as compared with the three months ended September 26, 2009 was primarily due to an increase in gross profit partially offset by an increase in the effective income tax rate. Net earnings were $996.0 million or $1.27 per share and $877.3 million or $1.11 per share for the nine months ended September 25, 2010 and September 26, 2009, respectively. The increase in net earnings for the nine months ended September 25, 2010 as compared with the nine months ended September 26, 2009 was primarily due to increases in gross profit and investment income, net and decreases in facilities costs.

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

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 25, 2010 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Shares of common stock repurchased by the Company during the three months ended September 25, 2010 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 27, 2010 through July 31, 2010	671	$18.50	N/A	N/A
August 1, 2010 through August 28, 2010	3,229	18.45	N/A	N/A
August 29, 2010 through September 25, 2010	2,258	18.45	N/A	N/A

Total	6,158	$18.46	N/A	N/A

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

The Company’s common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended September 25, 2010 required to be disclosed in the last two columns of the table.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Reserved

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2010, is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date: November 4, 2010	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date: November 4, 2010	/s/ David P. Phillips
David P. Phillips, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)