Form 10-K
period 2010-12-25
PUBLIX SUPER MARKETS INC
filed 2011-02-28
CIK 81061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7,035,217,000 as of June 25, 2010, the last trading day of the Registrant’s most recently completed second fiscal quarter.

The number of shares of the Registrant’s common stock outstanding as of February 4, 2011 was 779,575,000.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Proxy Statement solicited for the 2011 Annual Meeting of Stockholders to be held on April 12, 2011.

PART I

Item 1.	Business

Publix Super Markets, Inc. and its wholly owned subsidiaries (the Company) are in the primary business of operating retail food supermarkets in Florida, Georgia, Alabama, South Carolina and Tennessee. The Company was founded in 1930 and later merged into another corporation that was originally incorporated in 1921. The Company has no other significant lines of business or industry segments. For each of the fiscal years 2008 through 2010, sales from all other lines of business combined represent less than 5% of the total Company sales.

Merchandising and manufacturing

The Company sells grocery (including dairy, produce, deli, bakery, meat and seafood), health and beauty care, general merchandise, pharmacy, floral and other products and services. The percentage of consolidated sales by merchandise category for 2010, 2009 and 2008 was as follows:

	2010	2009	2008

Grocery	85%	85%	85%
Other	15%	15%	15%

	100%	100%	100%

The Company’s lines of merchandise include a variety of nationally advertised and private label brands as well as unbranded merchandise such as produce, meat and seafood. The Company receives the food and non-food products it distributes from many sources. These products are delivered to the supermarkets through Company distribution centers or directly from the suppliers and are generally available in sufficient quantities to enable the Company to adequately satisfy its customers. Approximately 72% of the total cost of products purchased is delivered to the supermarkets through the Company’s distribution centers. The Company believes that its sources of supply of these products and raw materials used in manufacturing are adequate for its needs and that it is not dependent upon a single supplier or relatively few suppliers. Private label items are produced in the Company’s dairy, bakery and deli manufacturing facilities or are manufactured for the Company by outside suppliers.

The Company has experienced no significant changes in the kinds of products sold or in its methods of distribution since the beginning of the fiscal year.

Store operations

The Company operated 1,034 supermarkets at the end of 2010, compared with 1,014 at the beginning of the year. In 2010, 41 supermarkets were opened (including 21 replacement supermarkets), 21 supermarkets were closed and 115 supermarkets were remodeled. Replacement supermarkets opened in 2010 replaced 19 of the 21 supermarkets closed during the same period and two supermarkets closed in 2009. The remaining two supermarkets closed during 2010 will not be replaced. Net new supermarkets added 1.1 million square feet in 2010, an increase of 2.4%. At the end of 2010, the Company had 738 supermarkets located in Florida, 179 in Georgia, 45 in Alabama, 43 in South Carolina and 29 in Tennessee. Also, as of year end, the Company had 12 supermarkets under construction in Florida, three in Alabama and one each in Georgia, South Carolina and Tennessee. As of December 25, 2010, the Company also operated 11 convenience stores, 128 liquor stores and 36 Crispers restaurants. Eight convenience stores are located in Florida, two in Georgia and one in Tennessee. All liquor stores and Crispers restaurants are located in Florida. Sales and assets associated with these other operations are not material.

Competition

The Company is engaged in the highly competitive retail food industry. Competition is based primarily on quality of goods and service, price, convenience, product mix and store location. The Company’s primary competition throughout its market areas is with several national and regional supermarket chains, independent supermarkets, supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores, restaurants and convenience stores. The Company anticipates continued competitor format innovation and location additions in 2011.

Working capital

The Company’s working capital at the end of 2010 consisted of $2,878.0 million in current assets and $2,106.1 million in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flows from operating activities presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Seasonality

The historical influx of winter residents to Florida and increased purchases of products during the traditional Thanksgiving, Christmas and Easter holidays typically result in seasonal sales increases between November and April of each year.

Employees

The Company had 148,000 employees at the end of 2010, 70,000 on a full-time basis and 78,000 on a part-time basis. By comparison, the Company had 142,000 employees at the end of 2009, 69,000 on a full-time basis and 73,000 on a part-time basis. The Company considers its employee relations to be good.

Intellectual property

The Company’s trademarks, trade names, copyrights and similar intellectual property are important to the success of the Company’s business. Numerous trademarks, including “Publix” and “Where Shopping is a Pleasure,” have been registered with the U.S. Patent and Trademark Office. Due to the importance of its intellectual property to its business, the Company actively defends and enforces its rights to such property.

Environmental matters

Compliance by the Company with federal, state and local environmental protection laws during 2010 had no material effect upon capital expenditures, results of operations or the competitive position of the Company.

Company information

This Annual Report on Form 10-K and the 2011 Proxy Statement will be mailed on or about March 10, 2011 to stockholders of record as of the close of business on February 4, 2011. These reports as well as Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports may also be obtained electronically, free of charge, through the Company’s website at www.publix.com/stock.

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

General economic and other conditions that impact consumer spending could adversely affect the Company.

The Company’s results of operations are sensitive to changes in general economic conditions that impact consumer spending. Adverse economic conditions, including high unemployment, significant home foreclosures, declines in the stock market and the instability of the credit markets, could continue to cause a reduction in consumer spending. Other conditions that could also affect disposable consumer income include increases in tax rates, increases in fuel and energy costs, the impact of natural disasters or acts of terrorism, and other factors. This reduction in the level of consumer spending could cause customers to purchase lower-profit items or to shift spending to lower-priced competitors, which could adversely affect the Company’s financial condition and results of operations.

Increased operating costs could adversely affect the Company.

The Company’s operations tend to be more labor intensive than some of its competitors due to the additional customer service offered in its supermarkets. Consequently, uncertain labor markets, government mandated increases in the minimum wage or other benefits, an increased proportion of full-time employees, increased costs of health care due to health insurance reform or other factors could result in an increase in labor costs. In addition, the inability to improve or manage operating costs, such as payroll, facilities, or other non-product related costs, could adversely affect the Company’s financial condition and results of operations.

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

At year end, the Company operated approximately 48.1 million square feet of supermarket space. The Company’s supermarkets vary in size. Current supermarket prototypes range from 28,000 to 61,000 square feet. Supermarkets are often located in strip shopping centers where the Company is the anchor tenant. The majority of the Company’s supermarkets are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by leases on other properties. Both the building and land are owned at 106 locations. The building is owned while the land is leased at 49 other locations.

The Company supplies its supermarkets from eight primary distribution centers located in Lakeland, Miami, Jacksonville, Sarasota, Orlando, Deerfield Beach and Boynton Beach, Florida and Lawrenceville, Georgia. The Company operates six manufacturing facilities including three dairy plants located in Lakeland and Deerfield Beach, Florida and Lawrenceville, Georgia, two bakery plants located in Lakeland, Florida and Atlanta, Georgia and a deli plant located in Lakeland, Florida.

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

Item 4.	(Removed and Reserved)

Executive Officers of the Company

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since

John A. Attaway, Jr.	52	Senior Vice President, General Counsel and Secretary of the Company.	2000

Hoyt R. Barnett	67	Vice Chairman of the Company and Trustee of the Employee Stock Ownership Plan.	1977

David E. Bornmann	53	Vice President of the Company.	1998

David E. Bridges	61	Vice President of the Company.	2000

Scott E. Brubaker	52	Vice President of the Company.	2005

Jeffrey G. Chamberlain	54	Director of Real Estate Strategy of the Company to January 2011, Vice President thereafter.	2011

William E. Crenshaw	60	President of the Company to March 2008, Chief Executive Officer thereafter.	1990

Joseph DiBenedetto, Jr.	51	Regional Director of Retail Operations of the Company to January 2011, Vice President thereafter.	2011

G. Gino DiGrazia	48	Vice President and Controller of the Company.	2002

Laurie Z. Douglas	47	Senior Vice President and Chief Information Officer of FedEx Kinko’s Office and Print Center, Inc. to January 2006, Senior Vice President and Chief Information Officer of the Company thereafter.	2006

David S. Duncan	57	Vice President of the Company.	1999

Sandra J. Estep	51	Vice President and Controller of the Company.	2002

William V. Fauerbach	64	Vice President of the Company.	1997

Linda S. Hall	51	Vice President of the Company.	2002

M. Clayton Hollis, Jr.	54	Vice President of the Company.	1994

John T. Hrabusa	55	Senior Vice President of the Company.	2004

Mark R. Irby	55	Vice President of the Company.	1989

Randall T. Jones, Sr.	48	Senior Vice President of the Company to March 2008, President thereafter.	2003

Linda S. Kane	45	Vice President and Assistant Secretary of the Company.	2000

Thomas M. McLaughlin	60	Vice President of the Company.	1994

Sharon A. Miller	67	Executive Director of Publix Super Markets Charities, Inc. and Assistant Secretary of the Company.	1992

Dale S. Myers	58	Vice President of the Company.	2001

Alfred J. Ottolino	45	Vice President of the Company.	2004

David P. Phillips	51	Chief Financial Officer and Treasurer of the Company.	1990

Charles B. Roskovich, Jr.	49	Regional Director of Retail Operations of the Company to January 2008, Vice President to January 2011, Senior Vice President thereafter.	2008

Marc H. Salm	50	Director and Counsel of Risk Management of the Company to June 2008, Vice President thereafter.	2008

Richard J. Schuler II	55	Vice President of the Company.	2000

Michael R. Smith	51	Vice President of the Company.	2005

The terms of all officers expire in May 2011 or upon the election of their successors.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

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

Because there is no trading of the Company’s common stock on a public stock exchange, the market price of the Company’s common stock is determined by the Board of Directors. The Board of Directors considers, among other things, the Company’s financial performance and the financial and stock market performance of comparable companies. The market prices for the Company’s common stock for 2010 and 2009 were as follows:

	2010	2009

January - February	$16.30	17.90
March - April	17.35	16.10
May - July	18.50	15.55
August - October	18.45	16.05
November - December	19.85	16.30

(b)	Approximate Number of Equity Security Holders

As of February 4, 2011, the approximate number of holders of the Company’s common stock was 148,000.

(c)	Dividends

The Company paid an annual cash dividend on its common stock of $0.46 per share in 2010 and $0.41 per share in 2009. Payment of dividends is within the discretion of the Company’s Board of Directors and depends on, among other factors, net earnings, capital requirements and the financial condition of the Company. It is believed that comparable cash dividends will be paid in the future.

(d)	Purchases of Equity Securities by the Issuer

Issuer Purchases of Equity Securities

Shares of common stock repurchased by the Company during the three months ended December 25, 2010 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

September 26, 2010 through October 30, 2010	858	$18.45	N/A	N/A

October 31, 2010 through November 27, 2010	3,548	19.85	N/A	N/A

November 28, 2010 through December 25, 2010	2,162	19.85	N/A	N/A

Total	6,568	$19.67	N/A	N/A

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

The Company’s common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended December 25, 2010 required to be disclosed in the last two columns of the table.

(e)	Performance Graph

The following performance graph sets forth the Company’s cumulative total stockholder return during the five years ended December 25, 2010, compared to the cumulative total return on the S&P 500 Index and a custom Peer Group Index including retail food supermarket companies(1). The Peer Group Index is weighted based on the various companies’ market capitalization. The comparison assumes $100 was invested at the end of 2005 in the Company’s common stock and in each of the related indices and assumes reinvestment of dividends.

The Company’s common stock is valued as of the end of each fiscal quarter. After the end of a quarter, however, shares continue to be traded at the prior valuation until the new valuation is received. The cumulative total return for the companies represented in the S&P 500 Index and the custom Peer Group Index is based on those companies’ calendar year end trading price. The following performance graph is based on the Company’s trading price at fiscal year end based on its market price as of the prior fiscal quarter. Because the Company’s fiscal year end valuation of the Company’s shares is effective after the date this document is to be filed with the Securities and Exchange Commission (SEC), a performance graph based on the fiscal year end valuation (market price as of February 28, 2011) is not presented below. Rather, for comparative purposes, a performance graph based on the fiscal year end valuation is provided in the 2011 Proxy Statement.

Comparison of Five-Year Cumulative Return Based Upon Year End Trading Price

$175.00
150.00
125.00
100.00
75.00
50.00

	2005	2006	2007	2008	2009	2010
● Publix	$100.00	128.30	138.76	122.11	114.13	142.44
▲ S&P 500	100.00	115.79	122.99	74.36	98.32	111.91
■ Peer Group [1]	100.00	131.27	150.88	115.21	115.73	116.79

(1)

Companies included in the Peer Group are: A&P (not included for 2010 because A&P filed for Chapter 11 bankruptcy protection but is included for 2006 through 2009), Ahold, Delhaize Group, Kroger, Safeway, Supervalu, Weis Markets and Winn-Dixie (not included for 2006 because Winn-Dixie filed for Chapter 11 bankruptcy protection but is included for 2007 through 2010).

Item 6.	Selected Financial Data

	2010	2009		2008	2007	2006

	(Amounts are in thousands, except per share amounts and number of supermarkets. All years include 52 weeks.)

Sales:
Sales	$25,134,054	24,319,716		23,929,064	23,016,568	21,654,774
Percent change	3.3%	1.6%		4.0%	6.3%	5.2%
Comparable store sales percent change	2.3%	(3.2%	)	1.3%	4.3%	5.2%

Earnings:
Gross profit (1)	$7,022,611	6,727,037		6,442,241	6,210,739	5,842,817
Earnings before income tax expense	$2,039,418	1,774,714		1,651,412	1,817,573	1,687,553
Net earnings	$1,338,147	1,161,442		1,089,770	1,183,925	1,097,209
Net earnings as a percent of sales	5.3%	4.8%		4.6%	5.1%	5.1%

Common stock:
Weighted average shares outstanding	786,378	788,835		818,248	840,523	849,815
Basic and diluted earnings per share	$1.70	1.47		1.33	1.41	1.29
Cash dividends per share	$0.46	0.41		0.44	0.40	0.20

Financial data:
Capital expenditures	$468,530	693,489		1,289,707	683,290	481,247
Working capital	$771,918	469,260		232,809	319,826	211,219
Current ratio	1.37	1.24		1.13	1.18	1.12
Total assets	$10,159,087	9,004,292		8,089,672	8,053,157	7,393,086
Stockholders’ equity	$7,260,590	6,299,624		5,643,298	5,642,186	4,974,865

Supermarkets	1,034	1,014		993	926	892

(1)	Gross profit represents sales less cost of merchandise sold as reported in the consolidated statements of earnings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina and Tennessee. The Company has no other significant lines of business or industry segments. For each of the fiscal years 2008 through 2010, sales from all other lines of business combined represent less than 5% of total Company sales. As of December 25, 2010, the Company operated 1,034 supermarkets including 738 located in Florida, 179 in Georgia, 45 in Alabama, 43 in South Carolina, and 29 in Tennessee. In 2010, 41 supermarkets were opened (including 21 replacement supermarkets), 21 supermarkets were closed and 115 supermarkets were remodeled. The Company opened 28 supermarkets in Florida, six in Alabama, four in Georgia, two in Tennessee and one in South Carolina during 2010. Replacement supermarkets opened in 2010 replaced 19 of the 21 supermarkets closed during the same period and two supermarkets closed in 2009. The remaining two supermarkets closed during 2010 will not be replaced.

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

As of December 25, 2010, the Company also operated 11 convenience stores, 128 liquor stores and 36 Crispers restaurants. Eight convenience stores are located in Florida, two in Georgia and one in Tennessee. All liquor stores and Crispers restaurants are located in Florida. Sales and assets associated with these other operations are not material.

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

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $3,701.9 million as of December 25, 2010, as compared with $2,567.5 million as of December 26, 2009.

Net cash provided by operating activities

Net cash provided by operating activities was $2,266.0 million for 2010, as compared with $1,998.2 million and $1,772.9 million for 2009 and 2008, respectively. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities

Net cash used in investing activities was $1,408.7 million for 2010, as compared with $1,045.4 million and $441.0 million for 2009 and 2008, respectively. The primary use of net cash in investing activities for 2010 was funding capital expenditures and net increases in investment securities. Capital expenditures for 2010 totaled $468.5 million. These expenditures were incurred in connection with the opening of 41 new supermarkets (including 21 replacement supermarkets) and remodeling 115 supermarkets. Twenty-one supermarkets were closed during the same period. Replacement supermarkets opened in 2010 replaced 19 of the 21 supermarkets closed during the same period and two supermarkets closed in 2009. The remaining two supermarkets closed during 2010 will not be replaced. New supermarkets opened included five of the remaining Florida supermarket locations acquired from Albertson’s LLC (Albertson’s) not opened in 2008 or 2009. Net new supermarkets added 1.1 million square feet in 2010, an increase of 2.4%. Expenditures were also incurred for new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $943.0 million.

The primary use of net cash in investing activities for 2009 was funding capital expenditures and net increases in investment securities. Capital expenditures for 2009 totaled $693.5 million. These expenditures were incurred in connection with the opening of 48 new supermarkets (including 15 replacement supermarkets) and remodeling 85 supermarkets. Twenty-seven supermarkets were closed during 2009. Replacement supermarkets opened in 2009 replaced 14 of the 27 supermarkets closed in 2009 and one supermarket closed in 2008. Two of the remaining supermarkets closed in 2009 were opened as replacement supermarkets in 2010 and the other 11 supermarkets were not replaced. Both replacement supermarkets opened in 2010 from supermarkets closed in 2009 were replaced on site. New supermarkets opened included 17 of the remaining 25 Florida supermarket locations acquired from Albertson’s not opened in 2008. Net new supermarkets added 1.3 million square feet in 2009, an increase of 2.7%. Expenditures were also incurred for the construction of a second data center, expansion of warehouses and new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $356.1 million.

The primary use of net cash in investing activities for 2008 was funding capital expenditures. Capital expenditures for 2008 totaled $1,289.7 million. These expenditures were incurred in connection with the opening of 79 new supermarkets (including 11 replacement supermarkets) and remodeling 93 supermarkets. Twelve supermarkets were closed in 2008. Replacement supermarkets opened in 2008 replaced 10 of the 12 supermarkets closed in 2008 and one supermarket closed in 2007. One of the remaining supermarkets closed in 2008 was opened as a replacement supermarket in 2009 and the other was not replaced. The replacement supermarket opened in 2009 from the supermarket closed in 2008 was replaced on site. New supermarkets opened included 24 of the 49 Florida supermarket locations acquired from Albertson’s for $498.0 million on September 8, 2008. Net new supermarkets added 3.4 million square feet in 2008, an increase of 8.1%. Expenditures were also incurred for the construction of a second data center, new or enhanced information technology hardware and applications and emergency backup generators. For the same period, the proceeds from the sale and maturity of investments, net of the payment for such investments, was $838.6 million.

Capital expenditure projection

In 2011, the Company plans to open 26 supermarkets. Although real estate development is unpredictable, the Company’s 2011 new store growth represents a reasonable estimate of anticipated future growth. Capital expenditures for 2011 are expected to be approximately $710 million, primarily consisting of new supermarkets, acquiring and remodeling certain existing supermarkets, expansion of warehouses and new or enhanced information technology hardware and applications. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities

Net cash used in financing activities was $621.9 million in 2010, as compared with $784.1 million and $1,312.9 million in 2009 and 2008, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and payment of the annual cash dividend. Net common stock repurchases totaled $257.3 million in 2010, as compared with $477.4 million and $979.3 million in 2009 and 2008, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s ESPP, 401(k) Plan, ESOP and Directors Plan. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends

The Company paid an annual cash dividend on its common stock of $0.46 per share or $364.1 million, $0.41 per share or $325.3 million and $0.44 per share or $364.6 million in 2010, 2009 and 2008, respectively.

Cash requirements

In 2011, the cash requirements for current operations, capital expenditures, common stock repurchases and payment of the annual cash dividend are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

Contractual Obligations

Following is a summary of contractual obligations as of December 25, 2010:

	Payments Due by Period

	Total	2011	2012- 2013	2014- 2015	Thereafter

	(Amounts are in thousands)
Contractual obligations:
Operating leases (1)	$4,393,123	423,168	790,479	682,385	2,497,091
Purchase obligations (2)(3)(4)	1,905,260	858,927	233,913	186,252	626,168
Other long-term liabilities:
Self-insurance reserves (5)	335,470	114,133	95,933	35,806	89,598
Accrued postretirement benefit cost (6)	94,776	3,841	8,442	9,549	72,944
Long-term debt (7)	149,361	72,879	47,511	14,667	14,304
Other	16,487	500	385	454	15,148

Total	$6,894,477	1,473,448	1,176,663	929,113	3,315,253

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

(3)	As of December 25, 2010, the Company had $8.6 million outstanding in trade letters of credit and $4.4 million in standby letters of credit to support certain of these purchase obligations.
(4)

Purchase obligations include $1,134.6 million in real estate taxes, insurance and maintenance commitments related to operating leases. The actual amounts to be paid are variable and have been estimated based on current costs.

(5)	As of December 25, 2010, the Company had $85.0 million outstanding in a standby letter of credit for the benefit of the Company’s insurance carrier to support this obligation.
(6)	For a more detailed description of the postretirement benefit obligations, refer to Note 5 Postretirement Benefits in the Notes to Consolidated Financial Statements.
(7)	For a more detailed description of the long-term debt obligations, refer to Note 4 Consolidation of Joint Ventures and Long-Term Debt in the Notes to Consolidated Financial Statements.

Results of Operations

The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2010, 2009 and 2008 included 52 weeks.

Sales

Sales for 2010 were $25.1 billion as compared with $24.3 billion in 2009, an increase of $814.3 million or a 3.3% increase. The Company estimates that its sales increased $254.9 million or 1.0% from new supermarkets (excluding replacement supermarkets) and $559.4 million or 2.3% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. Comparable store sales have improved but continue to be impacted by the difficult economy.

Sales for 2009 were $24.3 billion as compared with $23.9 billion in 2008, an increase of $390.7 million or a 1.6% increase. The Company estimates that its sales increased $1,156.4 million or 4.8% from new supermarkets and decreased $765.7 million or 3.2% from comparable store sales. Comparable store sales were negatively impacted by the economic downturn, deflationary pressures and the large number of the Company’s supermarkets opened during the fourth quarter of 2008 that were located near existing supermarkets.

Sales for 2008 were $23.9 billion as compared with $23.0 billion in 2007, an increase of $912.5 million or a 4.0% increase. The Company estimates that its sales increased $613.3 million or 2.7% from new supermarkets and $299.2 million or 1.3% from comparable store sales. Comparable store sales were positively impacted by increases in retail pricing which were comparable to increases in product costs.

Gross profit

Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.9%, 27.7% and 26.9% in 2010, 2009 and 2008, respectively. Gross profit as a percentage of sales for 2010 as compared with 2009 remained relatively unchanged. The increase in gross profit as a percentage of sales for 2009 as compared with 2008 was primarily due to a decrease in distribution costs, improvements in buying and merchandising practices and a decrease in the LIFO reserve.

Operating and administrative expenses

Operating and administrative expenses as a percentage of sales were 21.1%, 21.6% and 21.1% in 2010, 2009 and 2008, respectively. The decrease in operating and administrative expenses as a percentage of sales for 2010 as compared with 2009 was primarily due to decreases in facilities costs. The increase in operating and administrative expenses as a percentage of sales for 2009 as compared with 2008 was primarily due to increases in payroll, employee benefits and facilities costs.

Investment income, net

Investment income, net was $91.8 million, $68.3 million and $57.5 million in 2010, 2009 and 2008, respectively. The increase in investment income, net for 2010 as compared with 2009 was primarily due to a decrease in other-than-temporary impairment (OTTI) losses on available-for-sale (AFS) securities. The increase in investment income, net for 2009 as compared with 2008 was primarily due to a decrease in OTTI losses on AFS securities partially offset by a decrease in interest income resulting from lower average balances and interest rates.

There were no OTTI losses on equity securities in 2010. The Company recorded OTTI losses on equity securities of $19.3 million and $59.0 million in 2009 and 2008, respectively. There were no OTTI losses on debt securities in 2010 and 2009. The Company recorded OTTI losses on debt securities of $1.8 million in 2008.

Income taxes

The effective income tax rate was 34.4%, 34.6% and 34.0% in 2010, 2009 and 2008, respectively. The effective income tax rate for 2010 as compared with 2009 remained relatively unchanged. The net increase in the effective income tax rate for 2009 as compared with 2008 was primarily due to decreases in tax exempt interest income and dividends paid to ESOP participants.

Net earnings

Net earnings were $1,338.1 million or $1.70 per share, $1,161.4 million or $1.47 per share and $1,089.8 million or $1.33 per share for 2010, 2009 and 2008, respectively. The increase in net earnings for 2010 as compared with 2009 was primarily due to increases in gross profit and investment income, net and decreases in facilities costs. The increase in net earnings for 2009 as compared with 2008 was primarily due to increases in gross profit and investment income, net partially offset by increases in payroll, employee benefits and facilities costs.

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

In June 2009, the FASB issued a new standard that changed the definition of a Variable Interest Entity (VIE), contained new criteria for determining the primary beneficiary of a VIE, required enhanced disclosures to provide more information about a company’s involvement in a VIE and increased the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The adoption of this standard during the quarter ended March 27, 2010 resulted in the consolidation of certain joint ventures in which the Company has a controlling financial interest but did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. The Company believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Inventories

Inventories are valued at the lower of cost or market. The cost for 85% and 86% of inventories was determined using the dollar value last-in, first-out method as of December 25, 2010 and December 26, 2009, respectively. Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to each similar merchandise category’s ending retail value. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value manufactured, seasonal, certain perishable and other miscellaneous inventory items because of fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink.

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

The Company’s judgment regarding the existence of circumstances that indicate the potential impairment of an asset’s net book value is based on several factors, including the decision to close a supermarket or a decline in operating cash flows. The variability of these factors depends on a number of conditions, including uncertainty about future events and general economic conditions; therefore, the Company’s accounting estimates may change from period to period. These factors could cause the Company to conclude that a potential impairment exists, and the applicable impairment tests could result in a determination that the value of long-lived assets is impaired, resulting in a write-down of the long-lived assets. The Company attempts to select supermarket sites that will achieve the forecasted operating results. To the extent the Company’s assets are maintained in good condition and the forecasted operating results of the supermarkets are achieved, it is relatively unlikely that future assessments of recoverability would result in impairment charges that would have a material effect on the Company’s financial condition and results of operations. There were no material changes in the estimates or assumptions related to the impairment of long-lived assets in 2010.

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

Forward-Looking Statements

From time to time, certain information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking information includes statements about the future performance of the Company, which is based on management’s assumptions and beliefs in light of the information currently available to them. When used, the words “plan,” “estimate,” “project,” “intend,” “believe” and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to, the following: competitive practices and pricing in the food and drug industries generally and particularly in the Company’s principal markets; results of programs to increase sales, including private-label sales; results of programs to control or reduce costs; changes in buying, pricing and promotional practices; changes in shrink management; changes in the general economy; changes in consumer spending; changes in population, employment and job growth in the Company’s principal markets; and other factors affecting the Company’s business within or beyond the Company’s control. These factors include changes in the rate of inflation, changes in state and federal legislation or regulation, adverse determinations with respect to litigation or other claims, ability to recruit and retain employees, increases in operating costs including, but not limited to, labor costs, credit card fees and utility costs, particularly electric utility costs, ability to construct new supermarkets or complete remodels as rapidly as planned and stability of product costs. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. The Company assumes no obligation to publicly update these forward-looking statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment and these criteria, management believes that the Company’s internal control over financial reporting was effective as of December 25, 2010.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included on page 21.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule

Page

Reports of Independent Registered Public Accounting Firm	20

Consolidated Financial Statements:

Consolidated Balance Sheets – December 25, 2010 and December 26, 2009	22

Consolidated Statements of Earnings – Years ended December 25, 2010, December 26, 2009 and December 27, 2008	24

Consolidated Statements of Comprehensive Earnings – Years ended December 25, 2010, December 26, 2009 and December 27, 2008	25

Consolidated Statements of Cash Flows – Years ended December 25, 2010, December 26, 2009 and December 27, 2008	26

Consolidated Statements of Stockholders’ Equity – Years ended December 25, 2010, December 26, 2009 and December 27, 2008	28

Notes to Consolidated Financial Statements	29

The following consolidated financial statement schedule of the Company for the years ended December 25, 2010, December 26, 2009 and December 27, 2008 is submitted herewith:

Schedule II - Valuation and Qualifying Accounts	41

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Publix Super Markets, Inc.:

We have audited the accompanying consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries as of December 25, 2010 and December 26, 2009, and the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended December 25, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. and subsidiaries as of December 25, 2010 and December 26, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4, the Company adopted new accounting and disclosure guidance related to variable interest entities and noncontrolling interests in consolidated financial statements as of December 27, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Publix Super Markets, Inc.’s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Tampa, Florida

February 28, 2011

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Publix Super Markets, Inc.:

We have audited Publix Super Markets, Inc.’s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Publix Super Markets, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Publix Super Markets, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries as of December 25, 2010 and December 26, 2009, and the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended December 25, 2010, and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Tampa, Florida

February 28, 2011

Certified Public Accountants

PUBLIX SUPER MARKETS, INC.

Consolidated Balance Sheets

December 25, 2010 and

December 26, 2009

	2010	2009

	(Amounts are in thousands)
Assets
Current assets:
Cash and cash equivalents	$605,901	370,516
Short-term investments	336,282	110,499
Trade receivables	492,311	506,500
Merchandise inventories	1,359,028	1,385,273
Deferred tax assets	59,126	54,087
Prepaid expenses	25,354	22,477

Total current assets	2,878,002	2,449,352

Long-term investments	2,759,751	2,086,532
Other noncurrent assets	168,398	206,824

Property, plant and equipment:
Land	504,415	397,618
Buildings and improvements	1,918,940	1,704,908
Furniture, fixtures and equipment	4,488,139	4,366,123
Leasehold improvements	1,293,578	1,261,390
Construction in progress	110,909	191,907

	8,315,981	7,921,946
Accumulated depreciation	(3,963,045)	(3,660,362)

Net property, plant and equipment	4,352,936	4,261,584

	$10,159,087	9,004,292

See accompanying notes to consolidated financial statements.

	2010	2009

	(Amounts are in thousands, except par value)
Liabilities and Equity
Current liabilities:
Accounts payable	$1,156,181	1,125,073
Accrued expenses:
Contribution to retirement plans	376,002	349,650
Self-insurance reserves	114,133	119,375
Salaries and wages	113,794	99,548
Other	249,633	228,720
Current portion of long-term debt	72,879	29,151
Federal and state income taxes	23,462	28,575

Total current liabilities	2,106,084	1,980,092

Deferred tax liabilities	225,695	203,069
Self-insurance reserves	221,337	229,589
Accrued postretirement benefit cost	90,935	83,368
Long-term debt	76,482	70,175
Other noncurrent liabilities	132,962	134,461

Total liabilities	2,853,495	2,700,754

Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued and outstanding 780,969 shares in 2010 and 780,566 shares in 2009	780,969	780,566
Additional paid-in capital	1,092,008	837,969
Retained earnings	5,349,387	4,637,884
Accumulated other comprehensive earnings	38,226	43,205

Total stockholders’ equity	7,260,590	6,299,624
Noncontrolling interests	45,002	3,914

Total equity	7,305,592	6,303,538

Commitments and contingencies	—	—

	$10,159,087	9,004,292

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Earnings

Years ended December 25, 2010, December 26, 2009

and December 27, 2008

	2010	2009	2008

	(Amounts are in thousands, except per share amounts)
Revenues:
Sales	$25,134,054	24,319,716	23,929,064
Other operating income	194,000	195,244	180,520

Total revenues	25,328,054	24,514,960	24,109,584

Costs and expenses:
Cost of merchandise sold	18,111,443	17,592,679	17,486,823
Operating and administrative expenses	5,295,287	5,241,368	5,056,962

Total costs and expenses	23,406,730	22,834,047	22,543,785

Operating profit	1,921,324	1,680,913	1,565,799

Investment income	91,835	87,555	118,293
Other-than-temporary impairment losses	—	(19,283)	(60,800)

Investment income, net	91,835	68,272	57,493
Other income, net	26,259	25,529	28,120

Earnings before income tax expense	2,039,418	1,774,714	1,651,412

Income tax expense	701,271	613,272	561,642

Net earnings	$1,338,147	1,161,442	1,089,770

Weighted average shares outstanding	786,378	788,835	818,248

Basic and diluted earnings per share	$1.70	1.47	1.33

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Comprehensive Earnings

Years ended December 25, 2010, December 26, 2009

and December 27, 2008

	2010	2009	2008

	(Amounts are in thousands)

Net earnings	$1,338,147	1,161,442	1,089,770

Other comprehensive (losses) earnings:

Unrealized gain (loss) on available-for-sale (AFS) securities, net of tax effect of $8,251, $33,777 and ($25,089) in 2010, 2009 and 2008, respectively	13,102	53,637	(39,841)

Reclassification adjustment for net realized (gain) loss on AFS securities, net of tax effect of ($9,473), $2,628 and $26,210 in 2010, 2009 and 2008, respectively	(15,043)	4,173	41,622

Adjustment to postretirement benefit plan obligation, net of tax effect of ($1,913), ($1,246) and ($155) in 2010, 2009 and 2008, respectively	(3,038)	(1,979)	(245)

Comprehensive earnings	$1,333,168	1,217,273	1,091,306

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Cash Flows

Years ended December 25, 2010, December 26, 2009

and December 27, 2008

	2010	2009	2008

	(Amounts are in thousands)

Cash flows from operating activities:
Cash received from customers	$25,209,753	24,231,980	23,956,284
Cash paid to employees and suppliers	(22,253,046)	(21,646,622)	(21,570,749)
Income taxes paid	(686,037)	(553,235)	(641,307)
Self-insured claims paid	(274,305)	(283,079)	(267,780)
Dividends and interest received	95,794	73,087	135,382
Other operating cash receipts	184,760	185,331	170,124
Other operating cash payments	(10,951)	(9,230)	(9,100)

Net cash provided by operating activities	2,265,968	1,998,232	1,772,854

Cash flows from investing activities:
Payment for property, plant and equipment	(468,530)	(693,489)	(1,289,707)
Proceeds from sale of property, plant and equipment	2,815	4,150	10,074
Payment for investments	(1,598,759)	(1,133,449)	(317,020)
Proceeds from sale and maturity of investments	655,799	777,381	1,155,615

Net cash used in investing activities	(1,408,675)	(1,045,407)	(441,038)

Cash flows from financing activities:
Payment for acquisition of common stock	(436,224)	(629,453)	(1,127,581)
Proceeds from sale of common stock	178,914	152,096	148,281
Dividends paid	(364,087)	(325,295)	(364,583)
Other, net	(511)	18,530	31,013

Net cash used in financing activities	(621,908)	(784,122)	(1,312,870)

Net increase in cash and cash equivalents	235,385	168,703	18,946
Cash and cash equivalents at beginning of year	370,516	201,813	182,867

Cash and cash equivalents at end of year	$605,901	370,516	201,813

See accompanying notes to consolidated financial statements.

	2010	2009	2008

	(Amounts are in thousands)

Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$1,338,147	1,161,442	1,089,770

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	507,341	496,106	444,311
Retirement contributions paid or payable in common stock	275,547	256,110	231,892
Deferred income taxes	20,722	27,018	(14,666)
Loss on disposal and impairment of property, plant and equipment	19,896	32,482	23,383
(Gain) loss on AFS securities	(24,516)	6,801	67,832
Net amortization of investments	48,113	15,625	8,489
Change in operating assets and liabilities providing (requiring) cash:
Trade receivables	16,165	(140,082)	(6,158)
Merchandise inventories	26,245	2,302	(108,044)
Prepaid expenses and other noncurrent assets	(8,054)	(5,825)	(768)
Accounts payable and accrued expenses	63,852	103,014	71,733
Self-insurance reserves	(13,494)	(14,381)	18,899
Federal and state income taxes	(5,113)	33,186	(65,020)
Other noncurrent liabilities	1,117	24,434	11,201

Total adjustments	927,821	836,790	683,084

Net cash provided by operating activities	$2,265,968	1,998,232	1,772,854

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Stockholders’ Equity

Years ended December 25, 2010, December 26, 2009

and December 27, 2008

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stockholders	Accumulated Other Comprehensive Earnings (Losses)	Total Stockholders’ Equity

	(Amounts are in thousands, except per share amounts)

Balances at December 29, 2007	$831,476	746,759	4,079,428	—	(15,477)	5,642,186

Comprehensive earnings	—	—	1,089,770	—	1,536	1,091,306
Cash dividends, $0.44 per share	—	—	(364,583)	—	—	(364,583)
Contribution of 12,231 shares to retirement plans	1,697	32,296	—	219,182	—	253,175
Acquired 57,337 shares from stockholders	—	—	—	(1,127,581)	—	(1,127,581)
Sale of 7,596 shares to stockholders	1,506	27,471	—	119,304	—	148,281
Retirement of 40,713 shares	(40,713)	—	(748,382)	789,095	—	—
Adjustment to reflect the impact of the measurement date provision on postretirement benefits	—	—	(801)	—	1,315	514

Balances at December 27, 2008	793,966	806,526	4,055,432	—	(12,626)	5,643,298

Comprehensive earnings	—	—	1,161,442	—	55,831	1,217,273
Cash dividends, $0.41 per share	—	—	(325,295)	—	—	(325,295)
Contribution of 15,013 shares to retirement plans	3,522	31,594	—	206,589	—	241,705
Acquired 37,895 shares from stockholders	—	—	—	(629,453)	—	(629,453)
Sale of 9,482 shares to stockholders	7	(151)	—	152,240	—	152,096
Retirement of 16,929 shares	(16,929)	—	(253,695)	270,624	—	—

Balances at December 26, 2009	780,566	837,969	4,637,884	—	43,205	6,299,624

Comprehensive earnings	—	—	1,338,147	—	(4,979)	1,333,168
Cash dividends, $0.46 per share	—	—	(364,087)	—	—	(364,087)
Contribution of 14,363 shares to retirement plans	12,968	214,414	—	21,813	—	249,195
Acquired 23,731 shares from stockholders	—	—	—	(436,224)	—	(436,224)
Sale of 9,771 shares to stockholders	2,255	39,625	—	137,034	—	178,914
Retirement of 14,820 shares	(14,820)	—	(262,557)	277,377	—	—

Balances at December 25, 2010	$780,969	1,092,008	5,349,387	—	38,226	7,260,590

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Business

Publix Super Markets, Inc. and its wholly owned subsidiaries (the Company) are in the primary business of operating retail food supermarkets in Florida, Georgia, Alabama, South Carolina and Tennessee. The Company was founded in 1930 and later merged into another corporation that was originally incorporated in 1921. The Company has no other significant lines of business or industry segments. For each of the fiscal years 2008 through 2010, sales from all other lines of business combined represent less than 5% of the total Company sales.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and certain joint ventures (JV) in which the Company has a controlling financial interest. All significant intercompany balances and transactions are eliminated in consolidation.

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

The fiscal year ends on the last Saturday in December. Fiscal years 2010, 2009 and 2008 include 52 weeks.

(d)	Cash Equivalents

The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

(e)	Trade Receivables

Trade receivables primarily include amounts due from vendor allowances, debit and credit card sales and third party insurance pharmacy billings.

(f)	Inventories

Inventories are valued at the lower of cost or market. The cost for 85% and 86% of inventories was determined using the dollar value last-in, first-out method as of December 25, 2010 and December 26, 2009, respectively. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value manufactured, seasonal, certain perishable and other miscellaneous inventory items because of fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink. If the FIFO method of valuing inventories had been used by the Company to value all inventories, then inventories and current assets would have been higher than reported by $279,413,000 and $265,289,000 as of December 25, 2010 and December 26, 2009, respectively.

(g)	Investments

All of the Company’s debt and equity securities are classified as available-for-sale (AFS) and are carried at fair value. The Company evaluates whether AFS securities are other-than-temporarily impaired (OTTI) based on criteria that include the extent to which cost exceeds market value, the duration of the market value decline, the credit rating of the issuer or security, the failure of the issuer to make scheduled principal or interest payments and the financial health and prospects of the issuer or security.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

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

Interest and dividend income, amortization of premiums, accretion of discounts and realized gains and losses on AFS securities are included in investment income. Interest income is accrued as earned. Dividend income is recognized as income on the ex-dividend date of the stock. The cost of AFS securities sold is based on the FIFO method.

(h)	Property, Plant and Equipment and Depreciation

Assets are recorded at cost and are depreciated using the straight-line method over their estimated useful lives or the terms of the related leases, if shorter, as follows:

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

The Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use. These costs are capitalized and amortized over a three year life. The amounts capitalized were $7,514,000, $11,959,000 and $16,750,000 for 2010, 2009 and 2008, respectively.

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

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

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

As of December 25, 2010, accumulated other comprehensive earnings included net unrealized gains on AFS securities of $76,400,000, net of tax effect of $29,536,000, and an unfunded postretirement benefit obligation of $14,077,000, net of tax effect of $5,439,000. As of December 26, 2009, accumulated other comprehensive earnings included net unrealized gains on AFS securities of $79,563,000, net of tax effect of $30,758,000, and an unfunded postretirement benefit obligation of $9,126,000, net of tax effect of $3,526,000.

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

Other operating income is recognized on a net revenue basis as earned. Other operating income includes income generated from other activities, primarily lottery commissions, automated teller transaction fees, commissions on licensee sales, vending machine commissions, money transfer fees, coupon redemption income and mall gift card commissions.

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

The amount of cooperative advertising allowances recognized as a reduction of cost of merchandise sold was $10,715,000, $7,982,000 and $12,969,000 for 2010, 2009 and 2008, respectively.

(q)	Advertising Costs

Advertising costs are expensed as incurred and were $191,788,000, $180,159,000 and $196,391,000 for 2010, 2009 and 2008, respectively.

(r)	Other Income, net

Other income, net includes rent received from tenants in owned shopping centers, net of related expenses, and other miscellaneous nonoperating income.

(s)	Income Taxes

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(v)	Reclassifications

Certain 2009 amounts have been reclassified to conform with the 2010 presentation in the consolidated balance sheets primarily due to the adoption of an amendment to the standard of accounting for Variable Interest Entities (VIE).

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

Following is a summary of fair value measurements for AFS securities as of December 25, 2010 and December 26, 2009:

	Fair Value	Level 1	Level 2	Level 3

	(Amounts are in thousands)

December 25, 2010	$3,096,033	223,655	2,872,378	—

December 26, 2009	2,197,031	189,053	2,007,978	—

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

(3)	Investments

Following is a summary of AFS securities as of December 25, 2010 and December 26, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Amounts are in thousands)
2010
Tax exempt bonds	$1,932,466	13,308	8,322	1,937,452
Taxable bonds	867,430	16,108	2,542	880,996
Equity securities	219,737	60,536	2,688	277,585

	$3,019,633	89,952	13,552	3,096,033

2009
Tax exempt bonds	$1,193,775	20,210	598	1,213,387
Taxable bonds	772,399	10,383	3,304	779,478
Equity securities	151,294	55,080	2,208	204,166

	$2,117,468	85,673	6,110	2,197,031

The realized gains on sales of AFS securities totaled $28,935,000, $21,423,000 and $22,445,000 for 2010, 2009 and 2008, respectively. Realized losses on sales and OTTI of AFS securities totaled $4,419,000, $28,224,000 and $90,277,000 for 2010, 2009 and 2008, respectively. There were no OTTI losses on equity securities in 2010. The Company recorded OTTI losses on equity securities of $19,283,000 and $58,990,000 for 2009 and 2008, respectively. There were no OTTI losses on debt securities in 2010 and 2009. The Company recorded OTTI losses on debt securities of $1,810,000 in 2008.

The amortized cost and fair value of AFS securities by expected maturity as of December 25, 2010 and December 26, 2009 are as follows:

	2010		2009

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(Amounts are in thousands)

Due in one year or less	$332,992	336,282	109,290	110,499
Due after one year through five years	1,499,176	1,506,731	934,195	946,971
Due after five years through ten years	337,677	335,056	150,839	153,506
Due after ten years	630,051	640,379	771,850	781,889

	2,799,896	2,818,448	1,966,174	1,992,865
Equity securities	219,737	277,585	151,294	204,166

	$3,019,633	3,096,033	2,117,468	2,197,031

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

Following is a summary of temporarily impaired AFS securities by the time period impaired as of December 25, 2010 and December 26, 2009:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
2010
Tax exempt bonds	$624,553	8,321	54	1	624,607	8,322
Taxable bonds	155,160	2,045	4,130	497	159,290	2,542
Equity securities	30,065	1,914	3,571	774	33,636	2,688

Total temporarily impaired AFS securities	$809,778	12,280	7,755	1,272	817,533	13,552

2009
Tax exempt bonds	$108,628	598	—	—	108,628	598
Taxable bonds	202,633	1,452	10,774	1,852	213,407	3,304
Equity securities	17,306	2,208	—	—	17,306	2,208

Total temporarily impaired AFS securities	$328,567	4,258	10,774	1,852	339,341	6,110

There are 336 AFS securities issues contributing to the total unrealized loss of $13,552,000 as of December 25, 2010. Unrealized losses related to debt securities are primarily driven by interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to the equity securities are primarily driven by stock market volatility.

(4)	Consolidation of Joint Ventures and Long-Term Debt

Effective December 27, 2009, the Company adopted a new accounting standard on VIEs that resulted in the consolidations of certain JVs in which the Company has a controlling financial interest. The Company is considered to have a controlling financial interest in a JV when it has (1) the power to direct the activities of the JV that most significantly impact the JV’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the JV that could potentially be significant to such JV. Generally, all major JV decision making is shared between all members. In particular, the use and sale of JV assets, business plans and budgets are generally required to be approved by all members. Management and other fees paid by the JV to a member are nominal and believed to be at market.

The consolidation of certain JVs during the quarter ended March 27, 2010 did not have an effect on beginning retained earnings since the earnings and losses of these JVs were previously accounted for under the equity method. The noncash balance sheet effect from the consolidation of these JVs as of the beginning of the year was as follows:

Increase (decrease) in Asset, Liability or Equity
(Amounts are in thousands)

Trade receivables	$ 1,976
Prepaid expenses	316
Other noncurrent assets	(39,331)
Property, plant and equipment	132,311
Accounts payable	1,957
Accrued expenses - other	487
Long-term debt	55,837
Noncontrolling interests	36,991

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

As of December 25, 2010, the carrying amounts of the assets and liabilities of the consolidated JVs, including previously consolidated JVs, were $226,541,000 and $123,660,000, respectively. The assets are owned by, and the liabilities are obligations of, the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. Total earnings attributable to noncontrolling interests for 2010, 2009 and 2008 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.

The JVs are financed with capital contributions from the members, loans guaranteed by the members and/or the cash flows generated by the shopping centers once in operation. Generally, the assets of the JVs are used as collateral to secure the JVs’ debt. Certain of the JVs have borrowings which are comprised of non-recourse loans. The Company is not contingently obligated under any of these loans.

The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the purchase of shopping centers. Long-term debt maturities of JV loans range from January 2011 through January 2015 and have either (1) fixed interest rates ranging from 4.5% to 5.5% or (2) variable interest rates based on a LIBOR index plus basis points ranging from 110 basis points to 250 basis points. Long-term debt maturities of assumed shopping center loans range from September 2013 through June 2024 and have fixed interest rates ranging from 5.25% to 7.125%.

As of December 25, 2010, the aggregate annual maturities and scheduled payments of long-term debt are as follows:

Year
(Amounts are in thousands)
2011	$72,879
2012	1,841
2013	45,670
2014	6,262
2015	8,405
Thereafter	14,304

$149,361

(5)	Postretirement Benefits

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

On December 30, 2007, the Company adopted a new accounting standard on postretirement benefits that requires measurement of the funded status as of the end of the Company’s fiscal year. Previously, the measurement date was October 1. Upon adoption, the Company re-measured the postretirement benefit obligation which resulted in a reduction to retained earnings of $1,306,000, net of tax effect of $505,000, and an actuarial gain to accumulated other comprehensive earnings of $2,143,000, net of tax effect of $828,000, as of December 27, 2008. A net actuarial loss was recognized in other comprehensive earnings of $4,951,000, net of tax effect of $1,913,000, in 2010. Actuarial losses were recognized in other comprehensive earnings of $3,225,000, net of tax effect of $1,246,000, in 2009 and $400,000, net of tax effect of $155,000, in 2008.

The Company made benefit payments to beneficiaries of retirees of $2,626,000, $4,483,000 and $2,746,000 during 2010, 2009 and 2008, respectively.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

The following tables provide a reconciliation of the changes in the benefit obligation and fair value of plan assets and the unfunded status of the plan measured as of December 25, 2010 and December 26, 2009:

	2010	2009

	(Amounts are in thousands)
Change in benefit obligation:
Benefit obligation as of beginning of year	$86,890	82,750
Service cost	175	194
Interest cost	5,291	5,204
Actuarial loss	5,046	3,225
Benefit payments	(2,626)	(4,483)

Benefit obligation as of end of year	94,776	86,890

Change in fair value of plan assets:
Fair value of plan assets as of beginning of year	—	—
Employer contributions	2,626	4,483
Benefit payments	(2,626)	(4,483)

Fair value of plan assets as of end of year	—	—

Unfunded status of the plan as of end of year	$94,776	86,890

Current liability	$3,841	3,522
Noncurrent liability	90,935	83,368

Total recognized liability	$94,776	86,890

The estimated future benefit payments are expected to be paid as follows:

Year
(Amounts are in thousands)
2011	$3,841
2012	4,086
2013	4,356
2014	4,637
2015	4,912
2016 through 2020	29,055
Thereafter	43,889

$94,776

Net periodic postretirement benefit cost consists of the following components:

	2010	2009	2008

	(Amounts are in thousands)

Service cost	$175	194	217
Interest cost	5,291	5,204	5,093
Amortization of actuarial losses	95	—	—

Net periodic postretirement benefit cost	$5,561	5,398	5,310

Actuarial losses are amortized from accumulated other comprehensive earnings into net periodic postretirement benefit cost over future years when the accumulation of such losses exceeds 10% of the year end benefit obligation.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

The measurement date is the Company’s fiscal year end. The net periodic postretirement benefit cost is based on assumptions determined at the prior year end measurement date.

Following are the actuarial assumptions that were used in the calculation of the year end benefit obligation:

	2010	2009	2008

Discount rate	5.70%	6.20%	6.40%
Rate of compensation increase	4.00%	4.00%	4.00%

Following are the actuarial assumptions that were used in the calculation of the net periodic postretirement benefit cost:

	2010	2009	2008

Discount rate	6.20%	6.40%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%

The Company determined the discount rate using a yield curve methodology based on high quality corporate bonds with a rating of AA or better.

(6)	Retirement Plans

The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. The amount of the Company’s discretionary contribution to the ESOP is determined annually by the Board of Directors and can be made in Company common stock or cash. The amount recorded for contributions to this plan was $253,093,000, $234,336,000 and $210,593,000 for 2010, 2009 and 2008, respectively.

The Company has a 401(k) plan for the benefit of eligible employees. The 401(k) plan is a voluntary defined contribution plan. Eligible employees may contribute up to 10% of their eligible annual compensation, subject to the maximum contribution limits established by federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2010, 2009 and 2008, the Board of Directors approved a match of 50% of eligible contributions up to 3% of eligible wages, not to exceed a maximum match of $750 per employee. The match, which is determined as of the last day of the plan year and paid in the subsequent plan year, is in common stock of the Company. The amount recorded for the Company’s match to the 401(k) plan was $22,454,000, $21,774,000 and $21,300,000 for 2010, 2009 and 2008, respectively.

The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

(7)	Income Taxes

Total income taxes for 2010, 2009 and 2008 were allocated as follows:

	2010	2009	2008

	(Amounts are in thousands)

Earnings	$701,271	613,272	561,642
Other comprehensive earnings (losses)	(3,135)	35,159	966
Accumulated other comprehensive earnings and retained earnings	—	—	323

	$698,136	648,431	562,931

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

The provision for income taxes consists of the following:

	Current	Deferred	Total

	(Amounts are in thousands)
2010
Federal	$601,098	23,778	624,876
State	79,451	(3,056)	76,395

	$680,549	20,722	701,271

2009
Federal	$518,269	28,064	546,333
State	67,985	(1,046)	66,939

	$586,254	27,018	613,272

2008
Federal	$509,003	(7,597)	501,406
State	67,305	(7,069)	60,236

	$576,308	(14,666)	561,642

A reconciliation of the provision for income taxes at the federal statutory tax rate of 35% to earnings before income taxes compared to the Company’s actual income tax expense is as follows:

	2010	2009	2008

	(Amounts are in thousands)
Federal tax at statutory tax rate	$713,796	621,150	577,994
State income taxes (net of federal tax benefit)	49,657	43,511	39,153
ESOP dividend	(40,718)	(36,033)	(39,077)
Other, net	(21,464)	(15,356)	(16,428)

	$701,271	613,272	561,642

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 25, 2010 and December 26, 2009 are as follows:

	2010	2009

	(Amounts are in thousands)
Deferred tax assets:
Self-insurance reserves	$113,557	114,512
Retirement plan contributions	44,686	39,225
Postretirement benefit cost	36,551	33,519
Reserves not currently deductible	24,731	26,846
Advance purchase allowances	7,768	9,253
Inventory capitalization	12,650	12,130
Other	9,378	11,020

Total deferred tax assets	$249,321	246,505

Deferred tax liabilities:
Property, plant and equipment, primarily due to depreciation	$409,736	391,356
Other	6,154	4,131

Total deferred tax liabilities	$415,890	395,487

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

The Company expects the results of future operations and the reversal of deferred tax liabilities to generate sufficient taxable income to allow utilization of deferred tax assets; therefore, no valuation allowance has been recorded as of December 25, 2010 or December 26, 2009.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns as well as all open tax years in these jurisdictions. The periods subject to examination for the Company’s federal return are the 2002 through 2009 tax years and the Internal Revenue Service is currently auditing those tax years. The periods subject to examination for the Company’s state returns are the 2006 through 2009 tax years. The Company believes that the outcome of any examination will not have a material effect on its financial condition, results of operations or cash flows. As of December 25, 2010 and December 26, 2009, the Company had immaterial accruals for income tax related interest expense.

The Company had no unrecognized tax benefits in 2010 and 2009. Because the Company does not have any unrecognized tax benefits as of December 25, 2010, there will be no effect on the Company’s effective income tax rate in future periods due to the recognition of unrecognized tax benefits.

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

Total rental expense for 2010, 2009 and 2008 is as follows:

	2010	2009	2008
	(Amounts are in thousands)
Minimum rentals	$410,390	437,857	398,992
Contingent rentals	117,249	123,736	118,106
Sublease rental income	(5,912)	(5,953)	(7,022)

	$521,727	555,640	510,076

As of December 25, 2010, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:

Year	Minimum Rental Commitments	Sublease Rental Income	Net
	(Amounts are in thousands)
2011	$423,168	(5,157)	418,011
2012	405,272	(4,445)	400,827
2013	385,207	(4,075)	381,132
2014	356,301	(3,358)	352,943
2015	326,084	(868)	325,216
Thereafter	2,497,091	(240)	2,496,851

	$4,393,123	(18,143)	4,374,980

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

The Company also owns shopping centers which are leased to tenants for minimum monthly rentals plus, in certain instances, contingent rentals. Minimum rentals represent fixed lease commitments, including insurance and maintenance. Contingent rentals include variable real estate taxes, insurance, maintenance and, in certain instances, additional rentals based on a percentage of sales in excess of stipulated minimums. Total rental amounts included in trade receivables were $1,459,000 and $1,446,000 as of December 25, 2010 and December 26, 2009, respectively. Rental income was $32,576,000, $25,590,000 and $25,272,000 for 2010, 2009 and 2008, respectively. The amounts of minimum future rental payments to be received under noncancelable operating leases are $25,664,000, $22,371,000, $17,849,000, $12,480,000 and $8,568,000 for the years 2011 through 2015, respectively, and $41,237,000 thereafter.

(b)	Letters of Credit

As of December 25, 2010, the Company had $8,600,000 outstanding in trade letters of credit and $4,400,000 in standby letters of credit to support certain purchase obligations. In addition, the Company had $85,000,000 outstanding in a standby letter of credit for the benefit of the Company’s insurance carrier related to self-insurance reserves.

(c)	Litigation

The Company is a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(9)	Quarterly Information (unaudited)

Following is a summary of the quarterly results of operations for 2010 and 2009. All quarters have 13 weeks.

	Quarter

	First	Second	Third	Fourth

	(Amounts are in thousands, except per share amounts)
2010
Revenues	$6,548,665	6,261,831	6,086,076	6,431,482
Costs and expenses	$6,024,959	5,762,828	5,676,395	5,942,548
Net earnings	$364,399	348,424	283,222	342,102
Basic and diluted earnings per share	$0.47	0.44	0.36	0.44

2009
Revenues	$6,416,647	6,055,977	5,878,716	6,163,620
Costs and expenses	$5,928,173	5,626,651	5,521,738	5,757,485
Net earnings	$321,508	300,840	254,934	284,160
Basic and diluted earnings per share	$0.41	0.38	0.32	0.36

Schedule II

PUBLIX SUPER MARKETS, INC.

Valuation and Qualifying Accounts

Years ended December 25, 2010, December 26, 2009

and December 27, 2008

(Amounts are in thousands)

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions From Reserves	Balance at End of Year

Year ended December 25, 2010

Reserves not deducted from assets:
Self-insurance reserves:
Current	$119,375	269,063	274,305	114,133
Noncurrent	229,589	—	8,252	221,337

	$348,964	269,063	282,557	335,470

Year ended December 26, 2009

Reserves not deducted from assets:
Self-insurance reserves:
Current	$132,275	270,179	283,079	119,375
Noncurrent	231,070	—	1,481	229,589

	$363,345	270,179	284,560	348,964

Year ended December 27, 2008

Reserves not deducted from assets:
Self-insurance reserves:
Current	$113,597	286,458	267,780	132,275
Noncurrent	230,849	221	—	231,070

	$344,446	286,679	267,780	363,345

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 25, 2010 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Certain information concerning the executive officers of the Company is set forth in Part I under the caption “Executive Officers of the Company.” All other information concerning the directors and executive officers of the Company is incorporated by reference from the Proxy Statement of the Company (2011 Proxy Statement) which the Company intends to file no later than 120 days after its fiscal year end.

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

Information regarding executive compensation is incorporated by reference from the 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the 2011 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships, related transactions and director independence is incorporated by reference from the 2011 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated by reference from the 2011 Proxy Statement.

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

10.

Indemnification Agreement is incorporated by reference to the form attached as an exhibit to the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2001, between the Company and all of its directors and officers as reported in the quarterly, annual and current reports of the Company on Form 10-Q, Form 10-K and Form 8-K for the periods ended March 31, 2001, June 30, 2001, September 29, 2001, June 29, 2002, December 28, 2002, September 27, 2003, December 27, 2003, March 27, 2004, May 18, 2005, July 1, 2005, January 30, 2006, January 30, 2008, December 22, 2008, April 14, 2009 and January 1, 2011.

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

101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 25, 2010, is formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Earnings, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

February 28, 2011	By:	/s/ John A. Attaway, Jr.
John A. Attaway, Jr.
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carol Jenkins Barnett Carol Jenkins Barnett	Director	February 28, 2011

/s/ Hoyt R. Barnett Hoyt R. Barnett	Vice Chairman and Director	February 28, 2011

/s/ William E. Crenshaw William E. Crenshaw	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011

/s/ Jane B. Finley Jane B. Finley	Director	February 28, 2011

/s/ Sherrill W. Hudson Sherrill W. Hudson	Director	February 28, 2011

/s/ Charles H. Jenkins, Jr. Charles H. Jenkins, Jr.	Chairman of the Board and Director	February 28, 2011

/s/ Howard M. Jenkins Howard M. Jenkins	Director	February 28, 2011

/s/ E. Vane McClurg E. Vane McClurg	Director	February 28, 2011

/s/ Maria A. Sastre Maria A. Sastre	Director	February 28, 2011

/s/ David P. Phillips David P. Phillips	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2011