Form 10-Q
period 2011-03-26
PUBLIX SUPER MARKETS INC
filed 2011-05-05
CIK 81061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock outstanding as of April 22, 2011 was 790,039,000.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts are in thousands, except par value)

	March 26, 2011	December 25, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$849,798	605,901
Short-term investments	378,618	336,282
Trade receivables	488,227	492,311
Merchandise inventories	1,262,965	1,359,028
Deferred tax assets	62,351	59,126
Prepaid expenses	29,588	25,354

Total current assets	3,071,547	2,878,002

Long-term investments	3,248,696	2,759,751
Other noncurrent assets	167,252	168,398

Property, plant and equipment	8,372,277	8,315,981
Accumulated depreciation	(4,030,503)	(3,963,045)

Net property, plant and equipment	4,341,774	4,352,936

	$10,829,269	10,159,087

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,135,302	1,156,181
Accrued expenses:
Contribution to retirement plans	195,987	376,002
Self-insurance reserves	116,425	114,133
Salaries and wages	143,976	113,794
Dividends payable	418,594	—
Other	301,539	249,633
Current portion of long-term debt	72,839	72,879
Federal and state income taxes	207,089	23,462

Total current liabilities	2,591,751	2,106,084

Deferred tax liabilities	237,429	225,695
Self-insurance reserves	224,121	221,337
Accrued postretirement benefit cost	91,434	90,935
Long-term debt	76,063	76,482
Other noncurrent liabilities	129,381	132,962

Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 791,626 shares in 2011 and 780,969 shares in 2010	791,626	780,969
Additional paid-in capital	1,306,628	1,092,008
Retained earnings	5,328,954	5,349,387
Treasury stock at cost, 1,715 shares in 2011	(35,840)	—
Accumulated other comprehensive earnings	43,442	38,226

Total stockholders’ equity	7,434,810	7,260,590
Noncontrolling interests	44,280	45,002

Total equity	7,479,090	7,305,592

	$10,829,269	10,159,087

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Three Months Ended
	March 26, 2011	March 27, 2010
	(Unaudited)
Revenues:
Sales	$6,788,030	6,501,357
Other operating income	48,372	47,308

Total revenues	6,836,402	6,548,665

Costs and expenses:
Cost of merchandise sold	4,877,323	4,686,033
Operating and administrative expenses	1,387,359	1,338,926

Total costs and expenses	6,264,682	6,024,959

Operating profit	571,720	523,706
Investment income, net	25,132	23,628
Other income, net	7,178	6,263

Earnings before income tax expense	604,030	553,597
Income tax expense	205,863	189,198

Net earnings	$398,167	364,399

Weighted average shares outstanding	782,728	782,823

Basic and diluted earnings per share	$0.51	0.47

Cash dividends declared per common share	$0.53	0.46

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts are in thousands)

	Three Months Ended
	March 26, 2011	March 27, 2010
	(Unaudited)
Net earnings	$398,167	364,399
Other comprehensive earnings (losses):
Unrealized gain (loss) on available-for-sale (AFS) securities, net of tax effect of $6,285 and ($1,796) in 2011 and 2010, respectively	9,980	(2,851)
Reclassification adjustment for net realized gain on AFS securities, net of tax effect of ($3,104) and ($3,191) in 2011 and 2010, respectively	(4,929)	(5,067)
Adjustment to postretirement benefit plan obligation, net of tax effect of $103 and $9 in 2011 and 2010, respectively	165	15

Comprehensive earnings	$403,383	356,496

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts are in thousands)

	Three Months Ended
	March 26, 2011	March 27, 2010
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$6,794,890	6,551,694
Cash paid to employees and suppliers	(5,840,286)	(5,559,612)
Income taxes paid	(17,110)	(14,879)
Self-insured claims paid	(59,871)	(62,988)
Dividends and interest received	39,989	24,984
Other operating cash receipts	46,337	44,956
Other operating cash payments	(2,384)	(1,236)

Net cash provided by operating activities	961,565	982,919

Cash flows from investing activities:
Payment for property, plant and equipment	(114,321)	(101,880)
Proceeds from sale of property, plant and equipment	1,317	611
Payment for investments	(704,931)	(563,791)
Proceeds from sale and maturity of investments	173,435	187,231

Net cash used in investing activities	(644,500)	(477,829)

Cash flows from financing activities:
Payment for acquisition of common stock	(121,270)	(99,485)
Proceeds from sale of common stock	49,283	44,381
Other, net	(1,181)	4,747

Net cash used in financing activities	(73,168)	(50,357)

Net increase in cash and cash equivalents	243,897	454,733

Cash and cash equivalents at beginning of period	605,901	370,516

Cash and cash equivalents at end of period	$849,798	825,249

See accompanying notes to condensed consolidated financial statements.	(Continued)

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts are in thousands)

	Three Months Ended
	March 26, 2011	March 27, 2010
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$398,167	364,399

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	124,973	125,254
Retirement contributions paid or payable in common stock	81,410	79,175
Deferred income taxes	5,225	(39,960)
Loss on disposal and impairment of property, plant and equipment	2,843	7,574
Gain on AFS securities	(8,033)	(8,258)
Net amortization of investments	16,481	8,894
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	4,084	41,423
Merchandise inventories	96,063	39,789
Prepaid expenses and other noncurrent assets	(6,738)	(8,353)
Accounts payable and accrued expenses	61,202	167,211
Self-insurance reserves	5,076	(3,469)
Federal and state income taxes	183,627	214,600
Other noncurrent liabilities	(2,815)	(5,360)

Total adjustments	563,398	618,520

Net cash provided by operating activities	$961,565	982,919

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. Due to the seasonal nature of the Company’s business, the results of operations for the three months ended March 26, 2011 are not necessarily indicative of the results for the entire 2011 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.

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

The fair value of certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables and accounts payable, approximates their respective carrying amounts due to their short-term maturity.

The fair value of available-for-sale (AFS) securities is based on market prices using the following measurement categories:

Level 1 – Fair value is determined by using quoted prices in active markets for identical investments. AFS securities that are included in this category are primarily restricted investments and equity securities.

Level 2 – Fair value is determined by using other than quoted prices. By using observable inputs (for example, benchmark yields, interest rates, reported trades and broker dealer quotes), the fair value is determined through processes such as benchmark curves, benchmarking of like securities and matrix pricing of corporate and municipal bonds by using pricing of similar bonds based on coupons, ratings and maturities. In addition, the value of collateralized mortgage obligation securities is determined by using models to develop prepayment and interest rate scenarios for these securities which have prepayment features. AFS securities that are included in this category are primarily debt securities (tax exempt and taxable bonds).

Level 3 – Fair value is determined by using other than observable inputs. Fair value is determined by using the best information available in the circumstances and requires significant management judgment or estimation. No AFS securities are currently included in this category.

Following is a summary of fair value measurements for AFS securities as of March 26, 2011 and December 25, 2010:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)

March 26, 2011	$3,627,314	420,218	3,207,096	—

December 25, 2010	3,096,033	223,655	2,872,378	—

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)	Investments

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

On December 29, 2010, the Company funded a restricted trust account in the amount of $170,000,000 for the benefit of its insurance carrier related to the Company’s workers’ compensation self-insurance reserves in lieu of providing a standby letter of credit or other security. The restricted trust account is invested in a mutual fund primarily comprised of short-term, investment grade bonds. Earnings from the investments held in the restricted trust account are paid to the Company in accordance with the terms of the fund’s trust agreement.

Interest and dividend income, amortization of premiums, accretion of discounts and realized gains and losses on AFS securities are included in investment income. Interest income is accrued as earned. Dividend income is recognized as income on the ex-dividend date of the stock. The cost of AFS securities sold is based on the FIFO method.

Following is a summary of AFS securities as of March 26, 2011 and December 25, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
March 26, 2011
Tax exempt bonds	$2,156,864	14,755	6,247	2,165,372
Taxable bonds	1,000,839	14,242	1,827	1,013,254
Restricted investments	170,000	604	—	170,604
Equity securities	214,979	65,984	2,879	278,084

	$3,542,682	95,585	10,953	3,627,314

December 25, 2010
Tax exempt bonds	$1,932,466	13,308	8,322	1,937,452
Taxable bonds	867,430	16,108	2,542	880,996
Equity securities	219,737	60,536	2,688	277,585

	$3,019,633	89,952	13,552	3,096,033

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The realized gains on sales of AFS securities totaled $9,260,000 and $8,623,000 for the three months ended March 26, 2011 and March 27, 2010, respectively. Realized losses on sales of AFS securities totaled $1,227,000 and $365,000 for the three months ended March 26, 2011 and March 27, 2010, respectively. There were no OTTI losses on AFS securities for the three months ended March 26, 2011 and March 27, 2010.

The amortized cost and fair value of AFS securities by expected maturity as of March 26, 2011 and December 25, 2010 are as follows:

	March 26, 2011		December 25, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)

Due in one year or less	$375,773	378,618	332,992	336,282
Due after one year through five years	1,840,331	1,851,335	1,499,176	1,506,731
Due after five years through ten years	338,109	336,321	337,677	335,056
Due after ten years	603,490	612,352	630,051	640,379

	3,157,703	3,178,626	2,799,896	2,818,448
Restricted investments	170,000	170,604	—	—
Equity securities	214,979	278,084	219,737	277,585

	$3,542,682	3,627,314	3,019,633	3,096,033

Following is a summary of temporarily impaired AFS securities by the time period impaired as of March 26, 2011 and December 25, 2010:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
March 26, 2011
Tax exempt bonds	$458,139	6,078	9,407	169	467,546	6,247
Taxable bonds	174,340	1,822	994	5	175,334	1,827
Equity securities	22,898	2,054	4,160	825	27,058	2,879

Total temporarily impaired AFS securities	$655,377	9,954	14,561	999	669,938	10,953

December 25, 2010
Tax exempt bonds	$624,553	8,321	54	1	624,607	8,322
Taxable bonds	155,160	2,045	4,130	497	159,290	2,542
Equity securities	30,065	1,914	3,571	774	33,636	2,688

Total temporarily impaired AFS securities	$809,778	12,280	7,755	1,272	817,533	13,552

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There are 264 AFS securities issues contributing to the total unrealized loss of $10,953,000 as of March 26, 2011. Unrealized losses related to debt securities are primarily driven by interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily driven by stock market volatility.

(4)	Consolidation of Joint Ventures and Long-Term Debt

From time to time, the Company enters into joint ventures (JV), in the legal form of limited liability companies, with certain real estate developers to partner in the development of shopping centers with the Company as the anchor tenant. Effective December 27, 2009, the Company adopted a new accounting standard on variable interest entities (VIE) that resulted in the consolidation of certain JVs in which the Company has a controlling financial interest. The Company is considered to have a controlling financial interest in a JV when it has (1) the power to direct the activities of the JV that most significantly impact the JV’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the JV that could potentially be significant to such JV. Generally, all major JV decision making is shared between all members. In particular, the use and sale of JV assets, business plans and budgets are generally required to be approved by all members. Management and other fees paid by the JV to a member are nominal and believed to be at market.

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

As of March 26, 2011, the carrying amounts of the assets and liabilities of the consolidated JVs were $225,091,000 and $124,221,000, respectively. The assets are owned by, and the liabilities are obligations of, the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. Total earnings attributable to noncontrolling interests for the three months ended March 26, 2011 and March 27, 2010 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.

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

The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the purchase of shopping centers. Long-term debt maturities of JV loans range from June 2011 through January 2015 and have either (1) fixed interest rates ranging from 4.5% to 5.5% or (2) variable interest rates based on a LIBOR index plus basis points ranging from 110 basis points to 250 basis points. Long-term debt maturities of assumed shopping center loans range from September 2013 through June 2024 and have fixed interest rates ranging from 5.25% to 7.125%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina and Tennessee. As of March 26, 2011, the Company operated 1,033 supermarkets, 11 convenience stores, 129 liquor stores and 36 Crispers restaurants.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $4,477.1 million as of March 26, 2011, as compared with $3,701.9 million as of December 25, 2010.

Net cash provided by operating activities

Net cash provided by operating activities was $961.6 million for the three months ended March 26, 2011, as compared with $982.9 million for the three months ended March 27, 2010. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities

Net cash used in investing activities was $644.5 million for the three months ended March 26, 2011, as compared with $477.8 million for the three months ended March 27, 2010. For the three months ended March 26, 2011, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $114.3 million. These expenditures were incurred in connection with the opening of three new supermarkets and remodeling 19 supermarkets. Four supermarkets were closed during the same period. All of the supermarkets closed during the three months ended March 26, 2011 will be replaced on site in subsequent periods. Expenditures were also incurred for new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $531.5 million.

For the three months ended March 27, 2010, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $101.9 million. These expenditures were incurred in connection with the opening of nine new supermarkets (including four replacement supermarkets) and remodeling 22 supermarkets. Nine supermarkets were closed during the same period. Replacement supermarkets opened during the three months ended March 27, 2010 replaced four of the nine supermarkets closed during the same period. The remaining supermarkets closed during the three months ended March 27, 2010 were replaced on site in subsequent periods. Expenditures were also incurred for new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $376.6 million.

Capital expenditure projection

Capital expenditures for the remainder of 2011 are expected to be approximately $596 million, primarily consisting of new supermarkets, acquiring and remodeling certain existing supermarkets, expansion of warehouses and new or enhanced information technology hardware and applications. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities

Net cash used in financing activities was $73.2 million for the three months ended March 26, 2011, as compared with $50.4 million for the three months ended March 27, 2010. The primary use of net cash in financing activities was funding net common stock repurchases. Net common stock repurchases totaled $72.0 million for the three months ended March 26, 2011, as compared with $55.1 million for the three months ended March 27, 2010. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), 401(k) Plan, Employee Stock Ownership Plan (ESOP) and Non-Employee Directors Stock Purchase Plan (Directors Plan). The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends

On March 8, 2011, the Company declared an annual cash dividend on its common stock of $0.53 per share or approximately $418.6 million, payable on June 1, 2011 to stockholders of record as of the close of business April 29, 2011. In 2010, the Company paid an annual cash dividend on its common stock of $0.46 per share or $364.1 million.

Cash requirements

In 2011, the cash requirements for current operations, capital expenditures and common stock repurchases are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

Results of Operations

Sales

Sales for the three months ended March 26, 2011 were $6.8 billion as compared with $6.5 billion for the three months ended March 27, 2010, an increase of $286.7 million or a 4.4% increase. The Company estimates that its sales increased $104.7 million or 1.6% from new supermarkets and $182.0 million or 2.8% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Comparable store sales for the three months ended March 26, 2011 have improved but continue to be impacted by the difficult economy.

Gross profit

Gross profit (sales less cost of merchandise sold) as a percentage of sales was 28.1% and 27.9% for the three months ended March 26, 2011 and March 27, 2010, respectively. Gross profit as a percentage of sales for the three months ended March 26, 2011 as compared with the three months ended March 27, 2010 remained relatively unchanged.

Operating and administrative expenses

Operating and administrative expenses as a percentage of sales were 20.4% and 20.6% for the three months ended March 26, 2011 and March 27, 2010, respectively. Operating and administrative expenses as a percentage of sales for the three months ended March 26, 2011 as compared with the three months ended March 27, 2010 remained relatively unchanged.

Investment income, net

Investment income, net was $25.1 million and $23.6 million for the three months ended March 26, 2011 and March 27, 2010, respectively. Investment income, net for the three months ended March 26, 2011 as compared with the three months ended March 27, 2010 remained relatively unchanged. There were no OTTI losses on AFS securities for the three months ended March 26, 2011 and March 27, 2010.

Income taxes

The effective income tax rate was 34.1% and 34.2% for the three months ended March 26, 2011 and March 27, 2010, respectively. The effective income tax rate for the three months ended March 26, 2011 as compared with the three months ended March 27, 2010 remained relatively unchanged.

Net earnings

Net earnings were $398.2 million or $0.51 per share and $364.4 million or $0.47 per share for the three months ended March 26, 2011 and March 27, 2010, respectively. The increase in net earnings for the three months ended March 26, 2011 as compared with the three months ended March 27, 2010 was primarily due to an increase in gross profit net of income taxes.

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

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended December 25, 2010.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 26, 2011 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PUBLIX SUPER MARKETS, INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As reported in the Company’s Form 10-K for the year ended December 25, 2010, the Company is a party in various legal claims and actions considered in the normal course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from those disclosed in the Company’s Form 10-K for the year ended December 25, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares of common stock repurchased by the Company during the three months ended March 26, 2011 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 26, 2010 through January 29, 2011	1,252	$19.85	N/A	N/A

January 30, 2011 through February 26, 2011	1,329	19.85	N/A	N/A

February 27, 2011 through March 26, 2011	3,353	20.89	N/A	N/A

Total	5,934	$20.44	N/A	N/A

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

The Company’s common stock is not traded on any public stock exchange. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended March 26, 2011 required to be disclosed in the last two columns of the table.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2011, is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date: May 5, 2011	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date: May 5, 2011	/s/ David P. Phillips
David P. Phillips, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)