Form 10-Q
period 2011-06-25
PUBLIX SUPER MARKETS INC
filed 2011-11-02
CIK 81061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

For the quarterly period ended June 25, 2011

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

Yes                 No       X

The number of shares of the Registrant’s common stock outstanding as of July 22, 2011 was 786,521,000.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts are in thousands, except par value)

	June 25, 2011	December 25, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$302,996	605,901
Short-term investments	382,906	336,282
Trade receivables	484,518	492,311
Merchandise inventories	1,297,137	1,359,028
Deferred tax assets	67,866	59,126
Prepaid expenses	31,195	25,354

Total current assets	2,566,618	2,878,002

Long-term investments	3,455,988	2,759,751
Other noncurrent assets	166,981	168,398

Property, plant and equipment	8,483,167	8,315,981
Accumulated depreciation	(4,100,175)	(3,963,045)

Net property, plant and equipment	4,382,992	4,352,936

	$10,572,579	10,159,087

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,081,739	1,156,181
Accrued expenses:
Contribution to retirement plans	274,236	376,002
Self-insurance reserves	122,053	114,133
Salaries and wages	186,999	113,794
Other	253,969	249,633
Current portion of long-term debt	58,322	72,879
Federal and state income taxes	8,511	23,462

Total current liabilities	1,985,829	2,106,084

Deferred tax liabilities	238,965	225,695
Self-insurance reserves	226,864	221,337
Accrued postretirement benefit cost	91,559	90,935
Long-term debt	110,510	76,482
Other noncurrent liabilities	126,461	132,962

Total liabilities	2,780,188	2,853,495

Common stock related to Employee Stock Ownership Plan (ESOP)	2,203,422	2,016,696

Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 791,888 shares in 2011 and 780,969 shares in 2010	791,888	780,969
Additional paid-in capital	1,312,045	1,092,008
Retained earnings	5,711,243	5,349,387
Treasury stock at cost, 5,342 shares in 2011	(114,407)	---
Accumulated other comprehensive earnings	47,731	38,226

Total stockholders’ equity	7,748,500	7,260,590
Noncontrolling interests	43,891	45,002
Common stock related to ESOP	(2,203,422)	(2,016,696)

	5,588,969	5,288,896

	$10,572,579	10,159,087

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Three Months Ended
	June 25, 2011	June 26, 2010
	(Unaudited)
Revenues:
Sales	$6,573,029	6,214,539
Other operating income	48,604	47,292

Total revenues	6,621,633	6,261,831

Costs and expenses:
Cost of merchandise sold	4,696,280	4,432,792
Operating and administrative expenses	1,382,982	1,330,036

Total costs and expenses	6,079,262	5,762,828

Operating profit	542,371	499,003

Investment income, net	31,873	24,541
Other income, net	6,368	6,307

Earnings before income tax expense	580,612	529,851
Income tax expense	198,243	181,427

Net earnings	$382,369	348,424

Weighted average shares outstanding	789,074	790,629

Basic and diluted earnings per share	$0.48	0.44

Cash dividends paid per common share	$0.53	0.46

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Amounts are in thousands)
	Three Months Ended
	June 25, 2011	June 26, 2010
	(Unaudited)
Net earnings	$382,369	348,424

Other comprehensive earnings (losses):
Unrealized gain (loss) on available-for-sale (AFS) securities, net of tax effect of $7,438 and ($1,712) in 2011 and 2010, respectively	11,812	(2,718)

Reclassification adjustment for net realized gain on AFS securities, net of tax effect of ($4,840) and ($2,638) in 2011 and 2010, respectively	(7,687)	(4,189)

Adjustment to postretirement benefit plan obligation, net of tax effect of $104 and $9 in 2011 and 2010, respectively	164	15

Comprehensive earnings	$386,658	341,532

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Six Months Ended
	June 25, 2011	June 26, 2010
	(Unaudited)
Revenues:
Sales	$13,361,060	12,715,896
Other operating income	96,976	94,600

Total revenues	13,458,036	12,810,496

Costs and expenses:
Cost of merchandise sold	9,573,603	9,118,825
Operating and administrative expenses	2,770,342	2,668,962

Total costs and expenses	12,343,945	11,787,787

Operating profit	1,114,091	1,022,709
Investment income, net	57,005	48,169
Other income, net	13,545	12,569

Earnings before income tax expense	1,184,641	1,083,447
Income tax expense	404,105	370,624

Net earnings	$780,536	712,823

Weighted average shares outstanding	785,901	786,726

Basic and diluted earnings per share	$0.99	0.91

Cash dividends paid per common share	$0.53	0.46

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Amounts are in thousands)
	Six Months Ended
	June 25, 2011	June 26, 2010
	(Unaudited)
Net earnings	$780,536	712,823

Other comprehensive earnings (losses):
Unrealized gain (loss) on AFS securities, net of tax effect of $13,723 and ($3,506) in 2011 and 2010, respectively	21,792	(5,569)

Reclassification adjustment for net realized gain on AFS securities, net of tax effect of ($7,944) and ($5,829) in 2011 and 2010, respectively	(12,616)	(9,256)

Adjustment to postretirement benefit plan obligation, net of tax effect of $207 and $19 in 2011 and 2010, respectively	329	30

Comprehensive earnings	$790,041	698,028

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts are in thousands)

	Six Months Ended
	June 25, 2011	June 26, 2010
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$13,389,306	12,808,481
Cash paid to employees and suppliers	(11,727,522)	(11,105,738)
Income taxes paid	(420,347)	(417,624)
Self-insured claims paid	(136,572)	(133,431)
Dividends and interest received	70,695	53,955
Other operating cash receipts	92,903	89,930
Other operating cash payments	(6,384)	(3,961)

Net cash provided by operating activities	1,262,079	1,291,612

Cash flows from investing activities:
Payment for property, plant and equipment	(259,423)	(224,377)
Proceeds from sale of property, plant and equipment	3,155	1,636
Payment for investments	(1,068,023)	(1,020,499)
Proceeds from sale and maturity of investments	324,978	316,154

Net cash used in investing activities	(999,313)	(927,086)

Cash flows from financing activities:
Payment for acquisition of common stock	(233,498)	(193,416)
Proceeds from sale of common stock	88,623	77,636
Dividends paid	(418,680)	(364,087)
Other, net	(2,116)	6,756

Net cash used in financing activities	(565,671)	(473,111)

Net decrease in cash and cash equivalents	(302,905)	(108,585)

Cash and cash equivalents at beginning of period	605,901	370,516

Cash and cash equivalents at end of period	$302,996	261,931

See accompanying notes to condensed consolidated financial statements.	(Continued)

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts are in thousands)

	Six Months Ended
	June 25, 2011	June 26, 2010
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$780,536	712,823

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	248,662	251,232
Retirement contributions paid or payable in common stock	159,659	155,051
Deferred income taxes	(1,456)	(28,076)
Loss on disposal and impairment of property, plant and equipment	5,043	9,618
Gain on AFS securities	(20,560)	(15,085)
Net amortization of investments	35,699	20,163
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	7,793	73,801
Merchandise inventories	61,891	108,986
Prepaid expenses and other noncurrent assets	(11,441)	(8,988)
Accounts payable and accrued expenses	3,098	40,366
Self-insurance reserves	13,447	(6,261)
Federal and state income taxes	(14,951)	(18,807)
Other noncurrent liabilities	(5,341)	(3,211)

Total adjustments	481,543	578,789

Net cash provided by operating activities	$1,262,079	1,291,612

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. Due to the seasonal nature of the Company’s business, the results of operations for the six months ended June 25, 2011 are not necessarily indicative of the results for the entire 2011 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.

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

(2)	Change in Classification

The Company’s Employee Stock Ownership Plan (ESOP) includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a 15-month period after distribution of the shares from the ESOP. The distributed shares subject to the put option and the shares held by the ESOP (ESOP shares) were previously recorded in permanent equity. Due to the Company’s obligation under the put option, the distributed shares and ESOP shares should be classified as temporary equity in the mezzanine section of the consolidated balance sheets. This change in classification resulted in the December 25, 2010 permanent equity decreasing $2,016.7 million and temporary equity increasing by $2,016.7 million from amounts previously reported. Based on an analysis of quantitative and qualitative factors, this change in classification was deemed immaterial for all periods previously reported. See Note 6.

(3)	Fair Value of Financial Instruments

The fair value of certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables and accounts payable, approximates their respective carrying amounts due to their short-term maturity.

The fair value of available-for-sale (AFS) securities is based on market prices using the following measurement categories:

Level 1 – Fair value is determined by using quoted prices in active markets for identical investments. AFS securities that are included in this category are primarily a mutual fund and equity securities.

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

Following is a summary of fair value measurements for AFS securities as of June 25, 2011 and December 25, 2010:

	Fair
	Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)

June 25, 2011	$3,838,894	414,218	3,424,676	---

December 25, 2010	3,096,033	223,655	2,872,378	---

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)	Investments

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

Declines in the value of AFS securities determined to be OTTI are recognized in earnings and reported as OTTI losses. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the debt security or if the Company will be required to sell the debt security prior to any anticipated recovery. If the Company determines that a debt security is OTTI under these circumstances, the impairment recognized in earnings is measured as the difference between the amortized cost and the current fair value. A debt security is also determined to be OTTI if the Company does not expect to recover the amortized cost of the debt security. However, in this circumstance, if the Company does not intend to sell the debt security and will not be required to sell the debt security, the impairment recognized in earnings equals the estimated credit loss as measured by the difference between the present value of expected cash flows and the amortized cost of the debt security. Expected cash flows are discounted using the debt security’s effective interest rate. An equity security is determined to be OTTI if the Company does not expect to recover the cost of the equity security. Declines in the value of AFS securities determined to be temporary are reported, net of tax, as other comprehensive losses and included as a component of stockholders’ equity.

On December 29, 2010, the Company funded a restricted trust account in the amount of $170,000,000 for the benefit of its insurance carrier related to the Company’s workers’ compensation self-insurance reserves in lieu of providing a standby letter of credit or other security. The restricted trust account is invested in a mutual fund primarily comprised of short-term, investment grade bonds. Earnings from the investments held in the restricted trust account are paid to the Company in accordance with the terms of the trust agreement.

Interest and dividend income, amortization of premiums, accretion of discounts and realized gains and losses on AFS securities are included in investment income. Interest income is accrued as earned. Dividend income is recognized as income on the ex-dividend date of the stock. The cost of AFS securities sold is based on the first-in, first-out method.

Following is a summary of AFS securities as of June 25, 2011 and December 25, 2010:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts are in thousands)
June 25, 2011
Tax exempt bonds	$2,209,995	23,173	931	2,232,237
Taxable bonds	1,139,131	28,219	433	1,166,917
Restricted investments	170,000	776	---	170,776
Equity securities	228,413	47,175	6,624	268,964

	$3,747,539	99,343	7,988	3,838,894

December 25, 2010
Tax exempt bonds	$1,932,466	13,308	8,322	1,937,452
Taxable bonds	867,430	16,108	2,542	880,996
Equity securities	219,737	60,536	2,688	277,585

	$3,019,633	89,952	13,552	3,096,033

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Realized gains on sales of AFS securities totaled $13,476,000 and $7,126,000 for the three months ended June 25, 2011 and June 26, 2010, respectively, and $22,736,000 and $15,749,000 for the six months ended June 25, 2011 and June 26, 2010, respectively. Realized losses on sales of AFS securities totaled $949,000 and $299,000 for the three months ended June 25, 2011 and June 26, 2010, respectively, and $2,176,000 and $664,000 for the six months ended June 25, 2011 and June 26, 2010, respectively. There were no OTTI losses on AFS securities for the three and six months ended June 25, 2011 and June 26, 2010.

The amortized cost and fair value of AFS securities by expected maturity as of June 25, 2011 and December 25, 2010 are as follows:

	June 25, 2011		December 25, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Amounts are in thousands)

Due in one year or less	$380,707	382,906	332,992	336,282
Due after one year through five years	2,060,402	2,087,807	1,499,176	1,506,731
Due after five years through ten years	338,913	342,460	337,677	335,056
Due after ten years	569,104	585,981	630,051	640,379

	3,349,126	3,399,154	2,799,896	2,818,448
Restricted investments	170,000	170,776	---	---
Equity securities	228,413	268,964	219,737	277,585

	$3,747,539	3,838,894	3,019,633	3,096,033

Following is a summary of temporarily impaired AFS securities by the time period impaired as of June 25, 2011 and December 25, 2010:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Amounts are in thousands)

June 25, 2011
Tax exempt bonds	$185,858	908	2,181	23	188,039	931
Taxable bonds	32,631	419	986	14	33,617	433
Equity securities	57,754	4,674	5,564	1,950	63,318	6,624

Total temporarily impaired AFS securities	$276,243	6,001	8,731	1,987	284,974	7,988

December 25, 2010
Tax exempt bonds	$624,553	8,321	54	1	624,607	8,322
Taxable bonds	155,160	2,045	4,130	497	159,290	2,542
Equity securities	30,065	1,914	3,571	774	33,636	2,688

Total temporarily impaired AFS securities	$809,778	12,280	7,755	1,272	817,533	13,552

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There are 206 AFS securities issues contributing to the total unrealized loss of $7,988,000 as of June 25, 2011. Unrealized losses related to debt securities are primarily driven by interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily driven by stock market volatility.

(5)	Consolidation of Joint Ventures and Long-Term Debt

From time to time, the Company enters into joint ventures (JVs), in the legal form of limited liability companies, with certain real estate developers to partner in the development of shopping centers with the Company as the anchor tenant. Effective December 27, 2009, the Company adopted a new accounting standard on variable interest entities (VIE) that resulted in the consolidation of certain JVs in which the Company has a controlling financial interest. The Company is considered to have a controlling financial interest in a JV when it has (1) the power to direct the activities of the JV that most significantly impact the JV’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the JV that could potentially be significant to such JV.

The Company evaluates a JV using specific criteria to determine whether the Company has a controlling financial interest and is the primary beneficiary of the JV. Factors considered in determining whether the Company is the primary beneficiary include risk and reward sharing, experience and financial condition of the other JV members, voting rights, involvement in day to day capital and operating decisions and each member’s influence over the JV owned shopping center’s economic performance.

Generally, most major JV decision making is shared between all members. In particular, the use and sale of JV assets, business plans and budgets are generally required to be approved by all members. However, the Company, through its anchor tenant operating lease agreement, has the power to direct the activities that most significantly influence the economic performance of the JV owned shopping center. Additionally, through its member equity interest in the JV, the Company will receive a significant portion of the JV’s benefits or is obligated to absorb a significant portion of the JV’s losses.

As of June 25, 2011, the carrying amounts of the assets and liabilities of the consolidated JVs were $224,503,000 and $124,613,000, respectively. The assets are owned by, and the liabilities are obligations of, the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by JV owned the shopping centers once in operation. Total earnings attributable to noncontrolling interests for the three and six months ended June 25, 2011 and June 26, 2010 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.

The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the purchase of shopping centers. The Company assumed loans totaling $20,476,000 during the six months ended June 25, 2011. No loans were assumed during the six months ended June 26, 2010. Maturities of JV loans range from July 2011 through January 2015 and have either (1) fixed interest rates ranging from 4.5% to 5.5% or (2) variable interest rates based on a LIBOR index plus basis points ranging from 110 basis points to 250 basis points. Maturities of assumed shopping center loans range from September 2013 through June 2024 and have fixed interest rates ranging from 5.3% to 7.1%.

(6)	Retirement Plan

The Company has a trusteed, noncontributory ESOP for the benefit of eligible employees. The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a 15-month period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $131.3 million and $114.8 million as of June 25, 2011 and December 25, 2010, respectively. The cost of the ESOP shares totaled $2,072.1 million and $1,901.9 million as of June 25, 2011 and December 25, 2010, respectively. Due to the Company’s obligation under the put option, the distributed shares and ESOP shares are classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $2,203.4 million and $2,016.7 million as of June 25, 2011 and December 25, 2010, respectively. The fair value of the ESOP shares totaled $5,398.7 million and $4,887.6 million as of June 25, 2011 and December 25, 2010, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina and Tennessee. As of June 25, 2011, the Company operated 1,036 supermarkets. The Company sold Crispers, LLC in July 2011. The effect of the transaction will not have a significant effect on the Company’s financial condition, results of operations or cash flows.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $4,141.9 million as of June 25, 2011, as compared with $3,701.9 million as of December 25, 2010. This increase is primarily due to the Company generating cash from operating activities of $1,262.1 million for the six months ended June 25, 2011 of which $743.0 million was invested in short-term and long-term investments.

Net cash provided by operating activities

Net cash provided by operating activities was $1,262.1 million for the six months ended June 25, 2011, as compared with $1,291.6 million for the six months ended June 26, 2010. Cash provided by operating activities for the six months ended June 25, 2011 as compared with the six months ended June 26, 2010 was relatively unchanged. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities

Net cash used in investing activities was $999.3 million for the six months ended June 25, 2011, as compared with $927.1 million for the six months ended June 26, 2010. For the six months ended June 25, 2011, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $259.4 million. These expenditures were incurred in connection with the opening of 11 new supermarkets (including three replacement supermarkets) and remodeling 42 supermarkets. Nine supermarkets were closed during the same period. Replacement supermarkets opened during the six months ended June 25, 2011 replaced three of the nine supermarkets closed during the same period. The remaining six supermarkets closed during the six months ended June 25, 2011 will be replaced on site in subsequent periods. An additional 0.2 million square feet were added in the six months ended June 25, 2011, a 0.3% increase. Expenditures were also incurred for the acquisition of shopping centers and new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $743.0 million.

For the six months ended June 26, 2010, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $224.4 million. These expenditures were incurred in connection with the opening of 19 new supermarkets (including eight replacement supermarkets) and remodeling 55 supermarkets. Fourteen supermarkets were closed during the same period. Replacement supermarkets opened during the six months ended June 26, 2010 replaced seven of the 14 supermarkets closed during the same period and one supermarket closed in 2009. The remaining supermarkets closed during the six months ended June 26, 2010 were replaced on site in subsequent periods. An additional 0.4 million square feet were added in the six months ended June 26, 2010, a 0.8% increase. Expenditures were also incurred for new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $704.3 million.

Capital expenditure projection

Capital expenditures for the remainder of 2011 are expected to be approximately $391 million, primarily consisting of new supermarkets, remodeling certain existing supermarkets, expansion of warehouses and new or enhanced information technology hardware and applications. The Company may also acquire certain shopping centers where the Company generally leases space as a tenant. These real estate investments are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities

Net cash used in financing activities was $565.7 million for the six months ended June 25, 2011, as compared with $473.1 million for the six months ended June 26, 2010. The primary use of net cash in financing activities was funding net common stock repurchases and payment of the annual cash dividend. Net common stock repurchases totaled $144.9 million for the six months ended June 25, 2011, as compared with $115.8 million for the six months ended June 26, 2010. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), 401(k) Plan, Employee Stock Ownership Plan (ESOP) and Non-Employee Directors Stock Purchase Plan (Directors Plan). The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends

The Company paid an annual cash dividend on its common stock of $0.53 per share or $418.7 million on June 1, 2011 to stockholders of record as of the close of business April 29, 2011. In 2010, the Company paid an annual cash dividend on its common stock of $0.46 per share or $364.1 million.

Cash requirements

In 2011, the cash requirements for current operations, capital expenditures and common stock repurchases are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

Results of Operations

Sales

Sales for the three months ended June 25, 2011 were $6.6 billion as compared with $6.2 billion for the three months ended June 26, 2010, an increase of $358.5 million or a 5.8% increase. The Company estimates that its sales increased $97.5 million or 1.6% from new supermarkets and $261.0 million or 4.2% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for the six months ended June 25, 2011 were $13.4 billion as compared with $12.7 billion for the six months ended June 26, 2010, an increase of $645.2 million or a 5.1% increase. The Company estimates that its sales increased $200.1 million or 1.6% from new supermarkets and $445.1 million or 3.5% from comparable store sales. Comparable store sales for the three and six months ended June 25, 2011 increased primarily due to product cost inflation and increased customer counts.

Gross profit

Gross profit (sales less cost of merchandise sold) as a percentage of sales was 28.6% and 28.7% for the three months ended June 25, 2011 and June 26, 2010, respectively. Gross profit as a percentage of sales was 28.3% for the six months ended June 25, 2011 and June 26, 2010. Gross profit as a percentage of sales for the three and six months ended June 25, 2011 as compared with the three and six months ended June 26, 2010 remained relatively unchanged.

Operating and administrative expenses

Operating and administrative expenses as a percentage of sales were 21.0% and 21.4% for the three months ended June 25, 2011 and June 26, 2010, respectively. The decrease in operating expenses as a percentage of sales for the three months ended June 25, 2011 as compared with the three months ended June 26, 2010 was primarily due to decreases in payroll, depreciation and rent as a percentage of sales. Payroll decreased 0.2% of sales primarily due to more effective scheduling; depreciation expense decreased 0.1% of sales primarily due to an increase in fully depreciated fixed assets and rent expense decreased 0.1% of sales primarily due to a decrease in rent related to closed supermarkets. Operating and administrative expenses as a percentage of sales were 20.7% and 21.0% for the six months ended June 25, 2011 and June 26, 2010, respectively. The decrease in operating expenses as a percentage of sales for the six months ended June 25, 2011 as compared with the six months ended June 26, 2010 was primarily due to decreases in payroll and depreciation as a percentage of sales. Payroll decreased 0.1% of sales primarily due to more effective scheduling and depreciation expense decreased 0.1% of sales primarily due to an increase in fully depreciated fixed assets.

Investment income, net

Investment income, net was $31.9 million and $24.5 million for the three months ended June 25, 2011 and June 26, 2010, respectively. Investment income, net was $57.0 million and $48.2 million for the six months ended June 25, 2011 and June 26, 2010, respectively. The increase in investment income, net for the three and six months ended June 25, 2011 as compared with the three and six months ended June 26, 2010 was primarily due to increases in dividend income and gains on sales of AFS securities. There were no OTTI losses on AFS securities for the three and six months ended June 25, 2011 and June 26, 2010.

Income taxes

The effective income tax rate was 34.1% and 34.2% for the three and six months ended June 25, 2011 and June 26, 2010, respectively. The effective income tax rate for the three and six months ended June 25, 2011 as compared with the three and six months ended June 26, 2010 remained relatively unchanged.

Net earnings

Net earnings were $382.4 million or $0.48 per share and $348.4 million or $0.44 per share for the three months ended June 25, 2011 and June 26, 2010, respectively. Net earnings were $780.5 million or $0.99 per share and $712.8 million or $0.91 per share for the six months ended June 25, 2011 and June 26, 2010, respectively. Net earnings as a percentage of sales were 5.8% and 5.6% for the three and six months ended June 25, 2011 and June 26, 2010, respectively. The increase in net earnings as a percentage of sales for the three months ended June 25, 2011 as compared with the three months ended June 26, 2010 was primarily due to decreases in operating and administrative expenses as a percentage of sales, as noted above, partially offset by the decrease in gross profit as a percentage of sales. The increase in net earnings as a percentage of sales for the six months ended June 25, 2011 as compared with the six months ended June 26, 2010 was primarily due to decreases in operating and administrative expenses as a percentage of sales, as noted above.

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

Item 4.    Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 25, 2011 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PUBLIX SUPER MARKETS, INC.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

As reported in the Company’s Form 10-K for the year ended December 25, 2010, the Company is a party in various legal claims and actions considered in the normal course of business. The Company believes its recorded reserves are adequate in light of the probable and estimable liabilities. The estimated amount of reasonably possible losses for claims, individually and in the aggregate, is considered to be immaterial. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A.    Risk Factors

There have been no material changes in the risk factors from those disclosed in the Company’s Form 10-K for the year ended December 25, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares of common stock repurchased by the Company during the three months ended June 25, 2011 were as follows (amounts are in thousands, except per share amounts):

			Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased as	of Shares
	Total	Average	Part of Publicly	that May Yet Be
	Number of	Price	Announced	Purchased Under
	Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs (1)	Programs (1)

March 27, 2011 through
April 30, 2011	541	$20.90	N/A	N/A

May 1, 2011 through
May 28, 2011	2,671	21.65	N/A	N/A

May 29, 2011 through
June 25, 2011	1,990	21.65	N/A	N/A

Total	5,202	$21.57	N/A	N/A

(1)

Common stock is made available for sale only to the Company’s current employees through the Company’s ESPP and to participants of the Company’s 401(k) Plan. In addition, common stock is made available under the ESOP. Common stock is also made available for sale to members of the Company’s Board of Directors through the Directors Plan. The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, 401(k) Plan, ESOP and Directors Plan each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company.

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended June 25, 2011 required to be disclosed in the last two columns of the table.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2011, is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date: November 2, 2011	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date: November 2, 2011	/s/ David P. Phillips
David P. Phillips, Chief Financial Officer and Treasurer (Principal Financial and
Accounting Officer)