Form 10-Q
period 2011-09-24
PUBLIX SUPER MARKETS INC
filed 2011-11-03
CIK 81061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 24, 2011

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

Yes                   No     X

The number of shares of the Registrant’s common stock outstanding as of October 14, 2011 was 782,767,000.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts are in thousands, except par value)

	September 24, 2011	December 25, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$478,956	605,901
Short-term investments	438,579	336,282
Trade receivables	477,198	492,311
Merchandise inventories	1,310,502	1,359,028
Deferred tax assets	67,646	59,126
Prepaid expenses	28,789	25,354

Total current assets	2,801,670	2,878,002

Long-term investments	3,562,510	2,759,751
Other noncurrent assets	167,750	168,398

Property, plant and equipment	8,529,494	8,315,981
Accumulated depreciation	(4,122,558)	(3,963,045)

Net property, plant and equipment	4,406,936	4,352,936

	$10,938,866	10,159,087

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,093,252	1,156,181
Accrued expenses:
Contribution to retirement plans	339,145	376,002
Self-insurance reserves	123,708	114,133
Salaries and wages	211,195	113,794
Other	287,435	249,633
Current portion of long-term debt	39,709	72,879
Federal and state income taxes	32,149	23,462

Total current liabilities	2,126,593	2,106,084

Deferred tax liabilities	251,894	225,695
Self-insurance reserves	223,855	221,337
Accrued postretirement benefit cost	92,339	90,935
Long-term debt	114,076	76,482
Other noncurrent liabilities	118,614	132,962

Total liabilities	2,927,371	2,853,495

Common stock related to Employee Stock Ownership Plan (ESOP)	2,179,671	2,016,696

Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 793,624 shares in 2011 and 780,969 shares in 2010	793,624	780,969
Additional paid-in capital	1,348,571	1,092,008
Retained earnings	6,023,145	5,349,387
Treasury stock at cost, 10,325 shares in 2011	(224,222)	—
Accumulated other comprehensive earnings	25,272	38,226

Total stockholders’ equity	7,966,390	7,260,590
Noncontrolling interests	45,105	45,002
Common stock related to ESOP	(2,179,671)	(2,016,696)

	5,831,824	5,288,896

	$10,938,866	10,159,087

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Three Months Ended
	September 24, 2011	September 25, 2010
	(Unaudited)
Revenues:
Sales	$6,369,656	6,038,369
Other operating income	55,723	47,707

Total revenues	6,425,379	6,086,076

Costs and expenses:
Cost of merchandise sold	4,651,148	4,363,418
Operating and administrative expenses	1,327,396	1,312,977

Total costs and expenses	5,978,544	5,676,395

Operating profit	446,835	409,681

Investment income	22,757	22,040
Other-than-temporary impairment losses	(6,082)	—

Investment income, net	16,675	22,040

Other income, net	14,308	6,370

Earnings before income tax expense	477,818	438,091
Income tax expense	165,916	154,869

Net earnings	$311,902	283,222

Weighted average shares outstanding	786,019	788,064

Basic and diluted earnings per share	$0.40	0.36

Cash dividends paid per common share	$—	—

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts are in thousands)

	Three Months Ended
	September 24, 2011	September 25, 2010
	(Unaudited)
Net earnings	$311,902	283,222

Other comprehensive (losses) earnings:
Unrealized (loss) gain on available-for-sale (AFS) securities, net of tax effect of ($14,589) and $16,038 in 2011 and 2010, respectively	(23,168)	25,469

Reclassification adjustment for net realized loss (gain) on AFS securities, net of tax effect of $343 and ($1,881) in 2011 and 2010, respectively	545	(2,987)

Adjustment to postretirement benefit plan obligation, net of tax effect of $103 and $9 in 2011 and 2010, respectively	164	14

Comprehensive earnings	$289,443	305,718

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Nine Months Ended
	September 24, 2011	September 25, 2010
	(Unaudited)
Revenues:
Sales	$19,730,716	18,754,265
Other operating income	152,699	142,307

Total revenues	19,883,415	18,896,572

Costs and expenses:
Cost of merchandise sold	14,224,751	13,482,242
Operating and administrative expenses	4,097,738	3,981,940

Total costs and expenses	18,322,489	17,464,182

Operating profit	1,560,926	1,432,390

Investment income	79,762	70,209
Other-than-temporary impairment losses	(6,082)	—

Investment income, net	73,680	70,209

Other income, net	27,854	18,940

Earnings before income tax expense	1,662,460	1,521,539
Income tax expense	570,022	525,494

Net earnings	$1,092,438	996,045

Weighted average shares outstanding	785,940	787,173

Basic and diluted earnings per share	$1.39	1.27

Cash dividends paid per common share	$0.53	0.46

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts are in thousands)

	Nine Months Ended
	September 24, 2011	September 25, 2010
	(Unaudited)
Net earnings	$1,092,438	996,045

Other comprehensive (losses) earnings:
Unrealized (loss) gain on AFS securities, net of tax effect of ($866) and $12,532 in 2011 and 2010, respectively	(1,376)	19,900

Reclassification adjustment for net realized gain on AFS securities, net of tax effect of ($7,601) and ($7,710) in 2011 and 2010, respectively	(12,071)	(12,243)

Adjustment to postretirement benefit plan obligation, net of tax effect of $310 and $28 in 2011 and 2010, respectively	493	44

Comprehensive earnings	$1,079,484	1,003,746

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts are in thousands)

	Nine Months Ended
	September 24, 2011	September 25, 2010
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$19,796,702	18,839,689
Cash paid to employees and suppliers	(17,392,751)	(16,497,248)
Income taxes paid	(535,358)	(575,496)
Self-insured claims paid	(208,424)	(203,152)
Dividends and interest received	97,757	67,263
Other operating cash receipts	146,617	135,341
Other operating cash payments	(10,838)	(7,953)

Net cash provided by operating activities	1,893,705	1,758,444

Cash flows from investing activities:
Payment for property, plant and equipment	(400,599)	(353,653)
Proceeds from sale of property, plant and equipment	4,399	2,151
Payment for investments	(1,501,096)	(1,312,504)
Proceeds from sale and maturity of investments	537,936	461,525

Net cash used in investing activities	(1,359,360)	(1,202,481)

Cash flows from financing activities:
Payment for acquisition of common stock	(380,252)	(307,057)
Proceeds from sale of common stock	163,824	145,509
Dividends paid	(418,680)	(364,087)
Other, net	(26,182)	7,547

Net cash used in financing activities	(661,290)	(518,088)

Net (decrease) increase in cash and cash equivalents	(126,945)	37,875

Cash and cash equivalents at beginning of period	605,901	370,516

Cash and cash equivalents at end of period	$478,956	408,391

See accompanying notes to condensed consolidated financial statements.	(Continued	)

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts are in thousands)

	Nine Months Ended
	September 24, 2011	September 25, 2010
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$1,092,438	996,045

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	371,258	380,104
Retirement contributions paid or payable in common stock	224,567	218,231
Deferred income taxes	25,836	(11,202)
Loss on disposal and impairment of property, plant and equipment	6,443	11,475
Gain on AFS securities	(19,672)	(19,953)
Net amortization of investments	55,862	33,292
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	15,010	39,679
Merchandise inventories	48,075	119,025
Prepaid expenses and other noncurrent assets	(13,655)	(12,136)
Accounts payable and accrued expenses	75,101	56,935
Self-insurance reserves	12,096	(10,082)
Federal and state income taxes	8,687	(38,581)
Other noncurrent liabilities	(8,341)	(4,388)

Total adjustments	801,267	762,399

Net cash provided by operating activities	$1,893,705	1,758,444

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. Due to the seasonal nature of the Company’s business, the results of operations for the three and nine months ended September 24, 2011 are not necessarily indicative of the results for the entire 2011 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.

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

Following is a summary of fair value measurements for AFS securities as of September 24, 2011 and December 25, 2010:

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)

September 24, 2011	$4,001,089	418,176	3,582,913	—

December 25, 2010	3,096,033	223,655	2,872,378	—

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

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of AFS securities as of September 24, 2011 and December 25, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
September 24, 2011
Tax exempt bonds	$2,313,049	37,114	287	2,349,876
Taxable bonds	1,200,884	22,219	710	1,222,393
Restricted investments	170,000	—	1,294	168,706
Equity securities	262,670	21,967	24,523	260,114

	$3,946,603	81,300	26,814	4,001,089

December 25, 2010
Tax exempt bonds	$1,932,466	13,308	8,322	1,937,452
Taxable bonds	867,430	16,108	2,542	880,996
Equity securities	219,737	60,536	2,688	277,585

	$3,019,633	89,952	13,552	3,096,033

Realized gains on sales of AFS securities totaled $7,260,000 and $6,743,000 for the three months ended September 24, 2011 and September 25, 2010, respectively, and $29,996,000 and $22,492,000 for the nine months ended September 24, 2011 and September 25, 2010, respectively. Realized losses on sales and OTTI of AFS securities totaled $8,148,000 and $1,875,000 for the three months ended September 24, 2011 and September 25, 2010, respectively, and $10,324,000 and $2,539,000 for the nine months ended September 24, 2011 and September 25, 2010, respectively. The Company recorded OTTI losses on equity securities of $6,082,000 for the three and nine months ended September 24, 2011. There were no OTTI losses on equity securities for the three and nine months ended September 25, 2010. There were no OTTI losses on debt securities for the three and nine months ended September 24, 2011 and September 25, 2010.

The amortized cost and fair value of AFS securities by expected maturity as of September 24, 2011 and December 25, 2010 are as follows:

	September 24, 2011		December 25, 2010

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)

Due in one year or less	$ 436,213	438,579	332,992	336,282
Due after one year through five years	2,205,143	2,239,882	1,499,176	1,506,731
Due after five years through ten years	369,551	376,171	337,677	335,056
Due after ten years	503,026	517,637	630,051	640,379

	3,513,933	3,572,269	2,799,896	2,818,448
Restricted investments	170,000	168,706	—	—
Equity securities	262,670	260,114	219,737	277,585

	$3,946,603	4,001,089	3,019,633	3,096,033

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of temporarily impaired AFS securities by the time period impaired as of September 24, 2011 and December 25, 2010:

	Less Than		12 Months
	12 Months		or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
September 24, 2011
Tax exempt bonds	$77,805	278	5,844	9	83,649	287
Taxable bonds	158,499	710	—	—	158,499	710
Restricted investments	168,706	1,294	—	—	168,706	1,294
Equity securities	135,282	23,521	2,926	1,002	138,208	24,523

Total temporarily impaired AFS securities	$540,292	25,803	8,770	1,011	549,062	26,814

December 25, 2010
Tax exempt bonds	$624,553	8,321	54	1	624,607	8,322
Taxable bonds	155,160	2,045	4,130	497	159,290	2,542
Equity securities	30,065	1,914	3,571	774	33,636	2,688

Total temporarily impaired AFS securities	$809,778	12,280	7,755	1,272	817,533	13,552

There are 364 AFS securities issues contributing to the total unrealized loss of $26,814,000 as of September 24, 2011. Unrealized losses related to debt securities are primarily driven by interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily driven by stock market volatility.

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

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 24, 2011, the carrying amounts of the assets and liabilities of the consolidated JVs were $202,783,000 and $102,263,000, respectively. The assets are owned by, and the liabilities are obligations of, the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for the three and nine months ended September 24, 2011 and September 25, 2010 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.

The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the purchase of shopping centers. The Company assumed loans totaling $28,497,000 during the nine months ended September 24, 2011. No loans were assumed during the nine months ended September 25, 2010. Maturities of JV loans range from October 2011 through January 2015 and have either (1) fixed interest rates ranging from 4.5% to 5.5% or (2) variable interest rates based on a LIBOR index plus basis points ranging from 110 basis points to 250 basis points. Maturities of assumed shopping center loans range from September 2013 through June 2024 and have fixed interest rates ranging from 5.1% to 7.1%.

(6)    Retirement Plan

The Company has a trusteed, noncontributory ESOP for the benefit of eligible employees. The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a 15-month period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $138.8 million and $114.8 million as of September 24, 2011 and December 25, 2010, respectively. The cost of the ESOP shares totaled $2,040.9 million and $1,901.9 million as of September 24, 2011 and December 25, 2010, respectively. Due to the Company’s obligation under the put option, the distributed shares and ESOP shares are classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $2,179.7 million and $2,016.7 million as of September 24, 2011 and December 25, 2010, respectively. The fair value of the ESOP shares totaled $5,416.8 million and $4,887.6 million as of September 24, 2011 and December 25, 2010, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina and Tennessee. As of September 24, 2011, the Company operated 1,038 supermarkets.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $4,480.0 million as of September 24, 2011, as compared with $3,701.9 million as of December 25, 2010. This increase is primarily due to the Company generating cash from operating activities of $1,893.7 million for the nine months ended September 24, 2011 of which $963.2 million was invested in short-term and long-term investments.

Net cash provided by operating activities

Net cash provided by operating activities was $1,893.7 million for the nine months ended September 24, 2011, as compared with $1,758.4 million for the nine months ended September 25, 2010. The increase in cash provided by operating activities for the nine months ended September 24, 2011 was primarily due to an increase in net earnings of $96.4 million and a decrease in income taxes paid of $40.1 million primarily due to increased bonus depreciation. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities

Net cash used in investing activities was $1,359.4 million for the nine months ended September 24, 2011, as compared with $1,202.5 million for the nine months ended September 25, 2010. For the nine months ended September 24, 2011, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $400.6 million. These expenditures were incurred in connection with the opening of 15 new supermarkets (including four replacement supermarkets) and remodeling 70 supermarkets. Eleven supermarkets were closed during the same period. Replacement supermarkets opened during the nine months ended September 24, 2011 replaced four of the 11 supermarkets closed during the same period. All of the remaining supermarkets closed during the nine months ended September 24, 2011 will be replaced in subsequent periods and six of these supermarkets will be replaced on site. An additional 0.2 million square feet were added in the nine months ended September 24, 2011, a 0.5% increase. Expenditures were also incurred for the acquisition of shopping centers and new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $963.2 million.

For the nine months ended September 25, 2010, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $353.7 million. These expenditures were incurred in connection with the opening of 25 new supermarkets (including 11 replacement supermarkets) and remodeling 80 supermarkets. Sixteen supermarkets were closed during the same period. Replacement supermarkets opened during the nine months ended September 25, 2010 replaced 10 of the 16 supermarkets closed during the same period and one supermarket closed in 2009. The remaining supermarkets closed during the nine months ended September 25, 2010 were replaced on site in subsequent periods. An additional 0.6 million square feet were added in the nine months ended September 25, 2010, a 1.2% increase. Expenditures were also incurred for new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $851.0 million.

Capital expenditure projection

Capital expenditures for the remainder of 2011 are expected to be approximately $249 million, primarily consisting of new supermarkets, remodeling certain existing supermarkets, expansion of warehouses and new or enhanced information technology hardware and applications. The Company may also acquire certain shopping centers where the Company generally leases space as a tenant. These real estate investments are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities

Net cash used in financing activities was $661.3 million for the nine months ended September 24, 2011, as compared with $518.1 million for the nine months ended September 25, 2010. The primary use of net cash in financing activities was funding net common stock repurchases and payment of the annual cash dividend. Net common stock repurchases totaled $216.4 million for the nine months ended September 24, 2011, as compared with $161.5 million for the nine months ended September 25, 2010. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), 401(k) Plan, ESOP and Non-Employee Directors Stock Purchase Plan (Directors Plan). The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.

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

Results of Operations

Sales

Sales for the three months ended September 24, 2011 were $6.4 billion as compared with $6.0 billion for the three months ended September 25, 2010, an increase of $331.3 million or a 5.5% increase. The Company estimates that its sales increased $71.6 million or 1.2% from new supermarkets and $259.7 million or 4.3% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for the nine months ended September 24, 2011 were $19.7 billion as compared with $18.8 billion for the nine months ended September 25, 2010, an increase of $976.5 million or a 5.2% increase. The Company estimates that its sales increased $282.6 million or 1.5% from new supermarkets and $693.9 million or 3.7% from comparable store sales. Comparable store sales for the three and nine months ended September 24, 2011 increased primarily due to product cost inflation and increased customer counts.

Gross profit

Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.0% and 27.7% for the three months ended September 24, 2011 and September 25, 2010, respectively. Gross profit as a percentage of sales was 27.9% and 28.1% for the nine months ended September 24, 2011 and September 25, 2010, respectively. Decreases in gross profit as a percentage of sales for the three and nine months ended September 24, 2011 as compared with the three and nine months ended September 25, 2010 were primarily due to an increase in the LIFO reserve and product cost increases which were not passed on to the customers.

Operating and administrative expenses

Operating and administrative expenses as a percentage of sales were 20.8% and 21.7% for the three months ended September 24, 2011 and September 25, 2010, respectively. The decrease in operating expenses as a percentage of sales for the three months ended September 24, 2011 as compared with the three months ended September 25, 2010 was primarily due to decreases in payroll, depreciation, rent and utilities as a percentage of sales. Payroll decreased 0.3% of sales primarily due to more effective scheduling; depreciation expense decreased 0.2% of sales primarily due to an increase in fully depreciated fixed assets; rent expense decreased 0.2% of sales primarily due to a decrease in rent related to closed supermarkets; and utilities expense decreased 0.1% of sales primarily due to lower electrical rates in 2011. Operating and administrative expenses as a percentage of sales were 20.8% and 21.2% for the nine months ended September 24, 2011 and September 25, 2010, respectively. The decrease in operating expenses as a percentage of sales for the nine months ended September 24, 2011 as compared with the nine months ended September 25, 2010 was primarily due to decreases in payroll, depreciation and rent as a percentage of sales. Payroll decreased 0.2% of sales primarily due to more effective scheduling; depreciation expense decreased 0.1% of sales primarily due to an increase in fully depreciated fixed assets; and rent expense decreased 0.1% of sales primarily due to a decrease in rent related to closed supermarkets.

Investment income, net

Investment income, net was $16.7 million and $22.0 million for the three months ended September 24, 2011 and September 25, 2010, respectively. The decrease in investment income, net for the three months ended September 24, 2011 as compared with the three months ended September 25, 2010 was primarily due to OTTI losses on equity securities. Investment income, net was $73.7 million and $70.2 million for the nine months ended September 24, 2011 and September 25, 2010, respectively. The increase in investment income, net for the nine months ended September 24, 2011 as compared with the nine months ended September 25, 2010 was primarily due to increases in dividend income. The Company recorded OTTI losses on equity securities of $6.1 million for the three and nine months ended September 24, 2011. There were no OTTI losses on equity securities for the three and nine months ended September 25, 2010. There were no OTTI losses on debt securities for the three and nine months ended September 24, 2011 and September 25, 2010.

Income taxes

The effective income tax rate was 34.7% and 35.4% for the three months ended September 24, 2011 and September 25, 2010, respectively. The net decrease in the effective income tax rate for the three months ended September 24, 2011 as compared with the three months ended September 25, 2010 was primarily due to increases in dividends paid to ESOP participants and jobs tax credits. The effective income tax rate was 34.3% and 34.5% for the nine months ended September 24, 2011 and September 25, 2010, respectively. The effective income tax rate for the nine months ended September 24, 2011 as compared with the nine months ended September 25, 2010 remained relatively unchanged.

Net earnings

Net earnings were $311.9 million or $0.40 per share and $283.2 million or $0.36 per share for the three months ended September 24, 2011 and September 25, 2010, respectively. Net earnings as a percentage of sales were 4.9% and 4.7% for the three months ended September 24, 2011 and September 25, 2010, respectively. The increase in net earnings as a percentage of sales for the three months ended September 24, 2011 as compared with the three months ended September 25, 2010 was primarily due to decreases in operating and administrative expenses as a percentage of sales partially offset by the decrease in gross profit as a percentage of sales, as noted above. Net earnings were $1,092.4 million or $1.39 per share and $996.0 million or $1.27 per share for the nine months ended September 24, 2011 and September 25, 2010, respectively. Net earnings as a percentage of sales were 5.5% and 5.3% for the nine months ended September 24, 2011 and September 25, 2010, respectively. The increase in net earnings as a percentage of sales for the nine months ended September 24, 2011 as compared with the nine months ended September 25, 2010 was primarily due to decreases in operating and administrative expenses as a percentage of sales partially offset by the decrease in gross profit as a percentage of sales, as noted above.

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

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 24, 2011 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Shares of common stock repurchased by the Company during the three months ended September 24, 2011 were as follows (amounts are in thousands, except per share amounts):

	$000,000,000,000,000	$000,000,000,000,000	$000,000,000,000,000	$000,000,000,000,000
	Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased	Share	Programs (1)	Programs (1)

June 26, 2011 through July 30, 2011	557	$21.65	N/A	N/A

August 1, 2011 through August 27, 2011	3,925	22.05	N/A	N/A

August 28, 2011 through September 24, 2011	2,184	22.05	N/A	N/A

Total	6,666	$22.02	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended September 24, 2011 required to be disclosed in the last two columns of the table.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2011, is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date: November 3, 2011	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date: November 3, 2011	/s/ David P. Phillips
David P. Phillips, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)