Form 10-K
period 2011-12-31
PUBLIX SUPER MARKETS INC
filed 2012-02-29
CIK 81061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

    Yes                     No    X

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8,232,213,000 as of June 24, 2011, the last trading day of the Registrant’s most recently completed second fiscal quarter.

The number of shares of the Registrant’s common stock outstanding as of February 7, 2012 was 778,373,000.

Documents Incorporated By Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Proxy Statement solicited for the 2012 Annual Meeting of Stockholders to be held on April 17, 2012.

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

Merchandising and manufacturing

The Company sells grocery (including dairy, produce, deli, bakery, meat and seafood), health and beauty care, general merchandise, pharmacy, floral and other products and services. The percentage of consolidated sales by merchandise category for 2011, 2010 and 2009 was as follows:

	2011	2010	2009

Grocery	86%	85%	85%
Other	14%	15%	15%

	100%	100%	100%

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

Store operations

The Company operated 1,046 supermarkets at the end of 2011, compared with 1,034 at the beginning of the year. In 2011, 29 supermarkets were opened (including 11 replacement supermarkets) and 126 supermarkets were remodeled. Seventeen supermarkets were closed during the same period. Replacement supermarkets opened in 2011 replaced 11 of the 17 supermarkets closed during the same period. Five of the remaining supermarkets closed in 2011 will be replaced in subsequent periods, all of which will be replaced on site. Net new supermarkets added 0.6 million square feet in 2011, an increase of 1.3%. At the end of 2011, the Company had 743 supermarkets located in Florida, 179 in Georgia, 49 in Alabama, 45 in South Carolina and 30 in Tennessee. Also, as of year end, the Company had 10 supermarkets under construction in Florida and two each in Alabama, Georgia and Tennessee.

Competition

The Company is engaged in the highly competitive retail food industry. Competition is based primarily on quality of goods and service, price, convenience, product mix and store location. The Company’s primary competition throughout its market areas is with several national and regional supermarket chains, independent supermarkets, supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores, restaurants and convenience stores. The Company anticipates continued competitor format innovation and location additions in 2012.

Working capital

The Company’s working capital at the end of 2011 consisted of $2,803.2 million in current assets and $2,050.8 million in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flows from operating activities presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Seasonality

The historical influx of winter residents to Florida and increased purchases of products during the traditional Thanksgiving, Christmas and Easter holidays typically result in seasonal sales increases between November and April of each year.

Employees

The Company had 152,000 employees at the end of 2011, 71,000 on a full-time basis and 81,000 on a part-time basis. By comparison, the Company had 148,000 employees at the end of 2010, 70,000 on a full-time basis and 78,000 on a part-time basis. The Company considers its employee relations to be good.

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

Environmental matters

Compliance by the Company with federal, state and local environmental protection laws during 2011 had no material effect upon capital expenditures, results of operations or the competitive position of the Company.

Company information

This Annual Report on Form 10-K and the 2012 Proxy Statement will be mailed on or about March 15, 2012 to stockholders of record as of the close of business on February 7, 2012. These reports as well as Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports may also be obtained electronically, free of charge, through the Company’s website at www.publix.com/stock.

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

Disruptions in information technology systems or a security breach could adversely affect the Company.

The Company is dependent on complex information technology systems to operate its business, enhance customer service, improve the efficiency of its supply chain and increase employee efficiency. The Company’s information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and user errors. The Company’s information technology systems are also subject to security breaches, including cyber security breaches and breaches of transaction processing, that could result in the compromise of confidential customer data, including debit and credit cardholder data. Any disruptions in information technology systems or a security breach could have an adverse effect on the Company’s financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

At year end, the Company operated approximately 48.7 million square feet of supermarket space. The Company’s supermarkets vary in size. Current supermarket prototypes range from 28,000 to 61,000 square feet. Supermarkets are often located in strip shopping centers where the Company is the anchor tenant. The majority of the Company’s supermarkets are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by leases on other properties. Both the building and land are owned at 120 locations. The building is owned while the land is leased at 48 other locations.

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

Item 4.  Mine Safety Disclosures

None

Executive Officers of the Company

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since

John A. Attaway, Jr.	53	Senior Vice President, General Counsel and Secretary of the Company.	2000

Hoyt R. Barnett	68	Vice Chairman of the Company and Trustee of the Employee Stock Ownership Plan.	1977

David E. Bornmann	54	Vice President of the Company.	1998

David E. Bridges	62	Vice President of the Company.	2000

Scott E. Brubaker	53	Vice President of the Company.	2005

Jeffrey G. Chamberlain	55	Director of Real Estate Strategy of the Company to January 2011, Vice President thereafter.	2011

William E. Crenshaw	61	President of the Company to March 2008, Chief Executive Officer thereafter.	1990

Joseph DiBenedetto, Jr.	52	Regional Director of Retail Operations of the Company to January 2011, Vice President thereafter.	2011

G. Gino DiGrazia	49	Vice President and Controller of the Company.	2002

Laurie Z. Douglas	48	Senior Vice President and Chief Information Officer of the Company.	2006

David S. Duncan	58	Vice President of the Company.	1999

Sandra J. Estep	52	Vice President and Controller of the Company.	2002

William V. Fauerbach	65	Vice President of the Company.	1997

Linda S. Hall	52	Vice President of the Company.	2002

M. Clayton Hollis, Jr.	55	Vice President of the Company.	1994

John T. Hrabusa	56	Senior Vice President of the Company.	2004

Mark R. Irby	56	Vice President of the Company.	1989

Randall T. Jones, Sr.	49	Senior Vice President of the Company to March 2008, President thereafter.	2003

Linda S. Kane	46	Vice President and Assistant Secretary of the Company.	2000

Thomas M. McLaughlin	61	Vice President of the Company.	1994

Dale S. Myers	59	Vice President of the Company.	2001

Alfred J. Ottolino	46	Vice President of the Company.	2004

David P. Phillips	52	Chief Financial Officer and Treasurer of the Company.	1990

Charles B. Roskovich, Jr.	50	Regional Director of Retail Operations of the Company to January 2008, Vice President to January 2011, Senior Vice President thereafter.	2008

Marc H. Salm	51	Director and Counsel of Risk Management of the Company to June 2008, Vice President thereafter.	2008

Richard J. Schuler II	56	Vice President of the Company.	2000

Michael R. Smith	52	Vice President of the Company.	2005

The terms of all officers expire in May 2012 or upon the election of their successors.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

The Company’s common stock is not traded on an established securities market. Therefore, substantially all transactions of the Company’s common stock have been among the Company, its employees, former employees, their families and the benefit plans established for the Company’s employees. The Company’s common stock is made available for sale only to the Company’s current employees through the Company’s Employee Stock Purchase Plan (ESPP) and to participants of the Company’s 401(k) Plan. In addition, common stock is made available under the Employee Stock Ownership Plan (ESOP). Common stock is also made available for sale to members of the Company’s Board of Directors through the Non-Employee Directors Stock Purchase Plan (Directors Plan). The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, 401(k) Plan, ESOP and Directors Plan each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company. The Company serves as the registrar and stock transfer agent for its common stock.

Because there is no trading of the Company’s common stock on an established securities market, the market price of the Company’s common stock is determined by its Board of Directors. As part of the process to determine the stock value, an independent valuation is obtained. The process includes comparing the Company’s financial results to those of comparable companies that are publicly traded (comparable publicly traded companies). The purpose of the process is to determine a value for the Company’s common stock that is comparable to the stock value of comparable publicly traded companies by considering both the results of the stock market and the relative financial results of comparable publicly traded companies. The market prices for the Company’s common stock for 2011 and 2010 were as follows:

	2011	2010

January - February	$19.85	16.30
March - April	20.90	17.35
May - July	21.65	18.50
August - October	22.05	18.45
November - December	20.20	19.85

(b)	Approximate Number of Equity Security Holders

As of February 7, 2012, the approximate number of holders of the Company’s common stock was 152,000.

(c)	Dividends

The Company paid an annual cash dividend on its common stock of $0.53 per share in 2011 and $0.46 per share in 2010. Payment of dividends is within the discretion of the Company’s Board of Directors and depends on, among other factors, net earnings, capital requirements and the financial condition of the Company. It is believed that comparable cash dividends will be paid in the future.

(d)	Purchases of Equity Securities by the Issuer

Issuer Purchases of Equity Securities

Shares of common stock repurchased by the Company during the three months ended December 31, 2011 were as follows (amounts are in thousands, except per share amounts):

	Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased	Share	Programs (1)	Programs (1)
September 25, 2011 through
October 29, 2011	1,025	$22.05	N/A	N/A

October 30, 2011 through
November 26, 2011	2,766	20.22	N/A	N/A

November 27, 2011 through
December 31, 2011	1,920	20.20	N/A	N/A

Total	5,711	$20.54	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended December 31, 2011 required to be disclosed in the last two columns of the table.

(e)	Performance Graph

The following performance graph sets forth the Company’s cumulative total stockholder return during the five years ended December 31, 2011, compared to the cumulative total return on the S&P 500 Index and a custom Peer Group Index including retail food supermarket companies.(1) The Peer Group Index is weighted based on the various companies’ market capitalization. The comparison assumes $100 was invested at the end of 2006 in the Company’s common stock and in each of the related indices and assumes reinvestment of dividends.

The Company’s common stock is valued as of the end of each fiscal quarter. After the end of a quarter, however, shares continue to be traded at the prior valuation until the new valuation is received. The cumulative total return for the companies represented in the S&P 500 Index and the custom Peer Group Index is based on those companies’ calendar year end trading price. The following performance graph is based on the Company’s trading price at fiscal year end based on its market price as of the prior fiscal quarter. Because the Company’s fiscal year end valuation of the Company’s shares is effective after the date this document is to be filed with the Securities and Exchange Commission (SEC), a performance graph based on the fiscal year end valuation (market price as of March 1, 2012) is not presented below. Rather, for comparative purposes, a performance graph based on the fiscal year end valuation is provided in the 2012 Proxy Statement.

Comparison of Five-Year Cumulative Return Based Upon Year End Trading Price

(1) Companies included in the Peer Group are: Ahold, Delhaize Group, Kroger, Safeway, Supervalu, Weis Markets and Winn-Dixie.

Item 6.  Selected Financial Data

	2011(1)	2010	2009		2008	2007

	(Amounts are in thousands, except per share amounts and number of supermarkets.)

Sales:
Sales	$26,967,389	25,134,054	24,319,716		23,929,064	23,016,568
Percent change	7.3%	3.3%	1.6%		4.0%	6.3%
Comparable store sales percent change	4.1%	2.3%	(3.2%	)	1.3%	4.3%

Earnings:
Gross profit (2)	$ 7,447,019	7,022,611	6,727,037		6,442,241	6,210,739
Earnings before income tax expense	$ 2,261,773	2,039,418	1,774,714		1,651,412	1,817,573
Net earnings	$ 1,491,966	1,338,147	1,161,442		1,089,770	1,183,925
Net earnings as a percent of sales	5.5%	5.3%	4.8%		4.6%	5.1%

Common stock:
Weighted average shares outstanding	784,815	786,378	788,835		818,248	840,523
Basic and diluted earnings per share	$ 1.90	1.70	1.47		1.33	1.41
Cash dividends per share	$ 0.53	0.46	0.41		0.44	0.40

Financial data:
Capital expenditures	$ 602,952	468,530	693,489		1,289,707	683,290
Working capital	$ 752,464	771,918	469,260		232,809	319,826
Current ratio	1.37	1.37	1.24		1.13	1.18
Total assets	$11,268,232	10,159,087	9,004,292		8,089,672	8,053,157
Long-term debt (including current portion)	$ 134,584	149,361	99,326		71,940	35,482
Common stock related to ESOP	$ 2,137,217	2,016,696	1,862,350		1,777,153	1,729,498
Total equity	$ 8,341,457	7,305,592	6,303,538		5,643,298	5,642,186

Supermarkets	1,046	1,034	1,014		993	926

(1) Fiscal year 2011 includes 53 weeks. All other years include 52 weeks.

(2) Gross profit represents sales less cost of merchandise sold as reported in the consolidated statements of earnings.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina and Tennessee. The Company has no other significant lines of business or industry segments. As of December 31, 2011, the Company operated 1,046 supermarkets including 743 located in Florida, 179 in Georgia, 49 in Alabama, 45 in South Carolina and 30 in Tennessee. In 2011, 29 supermarkets were opened (including 11 replacement supermarkets) and 126 supermarkets were remodeled. Seventeen supermarkets were closed during the same period. The Company opened 20 supermarkets in Florida, four in Alabama, two in South Carolina, two in Georgia and one in Tennessee during 2011. Replacement supermarkets opened in 2011 replaced 11 of the 17 supermarkets closed during the same period. Five of the remaining supermarkets closed in 2011 will be replaced in subsequent periods, all of which will be replaced on site.

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

The Company sells a variety of merchandise to generate revenues. This merchandise includes grocery (including dairy, produce, deli, bakery, meat and seafood), health and beauty care, general merchandise and other products and services. Most of the Company’s supermarkets also have pharmacy and floral departments. Merchandise includes a mix of nationally advertised and private label brands. The Company’s private label brands play an increasingly important role in its merchandising strategy.

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

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $4,620.1 million as of December 31, 2011, as compared with $3,701.9 million as of December 25, 2010. This increase is primarily due to the Company generating cash from operating activities of $2,341.2 million for 2011 of which $1,221.7 million was invested in short-term and long-term investments.

Net cash provided by operating activities

Net cash provided by operating activities was $2,341.2 million for 2011, as compared with $2,266.0 million and $1,998.2 million for 2010 and 2009, respectively. The increase in cash provided by operating activities for 2011 as compared with 2010 was primarily due to an increase in net earnings of $153.8 million. The increase in cash provided by operating activities for 2010 as compared with 2009 was primarily due to an increase in net earnings of $176.7 million. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities

Net cash used in investing activities was $1,819.4 million for 2011, as compared with $1,408.7 million and $1,045.4 million for 2010 and 2009, respectively. The primary use of net cash in investing activities for 2011 was funding capital expenditures and net increases in investment securities. Capital expenditures for 2011 totaled $603.0 million. These expenditures were incurred in connection with the opening of 29 new supermarkets (including 11 replacement supermarkets) and remodeling 126 supermarkets. Seventeen supermarkets were closed during 2011. Replacement supermarkets opened in 2011 replaced 11 of the 17 supermarkets closed during the same period. Five of the remaining supermarkets closed in 2011 will be replaced in subsequent periods, all of which will be replaced on site. Net new supermarkets added 0.6 million square feet in 2011, an increase of 1.3%. Expenditures were also incurred for the acquisition of shopping centers with the Company as the anchor tenant and new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $1,221.7 million.

The primary use of net cash in investing activities for 2010 was funding capital expenditures and net increases in investment securities. Capital expenditures for 2010 totaled $468.5 million. These expenditures were incurred in connection with the opening of 41 new supermarkets (including 21 replacement supermarkets) and remodeling 115 supermarkets. Twenty-one supermarkets were closed during 2010. Replacement supermarkets opened in 2010 replaced 19 of the 21 supermarkets closed during the same period and two supermarkets closed in 2009. The remaining two supermarkets closed in 2010 were not replaced. New supermarkets opened included five of the remaining Florida supermarket locations acquired from Albertson’s LLC (Albertson’s) not opened in 2008 or 2009. Net new supermarkets added 1.1 million square feet in 2010, an increase of 2.4%. Expenditures were also incurred for new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $943.0 million.

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

Capital expenditure projection

In 2012, the Company plans to open 30 supermarkets. Although real estate development is unpredictable, the Company’s 2012 new store growth represents a reasonable estimate of anticipated future growth. Capital expenditures for 2012 are expected to be approximately $730 million, primarily consisting of new supermarkets, remodeling certain existing supermarkets, expansion of warehouses, new or enhanced information technology hardware and applications and the acquisition of certain shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities

Net cash used in financing activities was $760.8 million in 2011, as compared with $621.9 million and $784.1 million in 2010 and 2009, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and payment of the annual cash dividend. Net common stock repurchases totaled $291.3 million in 2011, as compared with $257.3 million and $477.4 million in 2010 and 2009, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s ESPP, 401(k) Plan, ESOP and Directors Plan. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends

The Company paid an annual cash dividend on its common stock of $0.53 per share or $418.7 million, $0.46 per share or $364.1 million and $0.41 per share or $325.3 million in 2011, 2010 and 2009, respectively.

Cash requirements

In 2012, the cash requirements for current operations, capital expenditures, common stock repurchases and payment of the annual cash dividend are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

Contractual Obligations

Following is a summary of contractual obligations as of December 31, 2011:

	Payments Due by Period

			2013-	2015-	There-
	Total	2012	2014	2016	after

	(Amounts are in thousands)

Contractual obligations:
Operating leases (1)	$4,261,198	419,541	780,139	676,315	2,385,203
Purchase obligations (2)(3)(4)	1,856,700	829,504	266,482	183,767	576,947
Other long-term liabilities:
Self-insurance reserves (5)	345,229	125,569	101,346	37,261	81,053
Accrued postretirement benefit cost (6)	107,624	4,029	8,830	9,778	84,987
Long-term debt (7)	134,584	15,124	83,721	17,807	17,932
Other	16,364	500	382	450	15,032

Total	$6,721,699	1,394,267	1,240,900	925,378	3,161,154

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

(3)	As of December 31, 2011, the Company had $10.2 million outstanding in trade letters of credit and $3.7 million in standby letters of credit to support certain of these purchase obligations.
(4)

Purchase obligations include $1,062.8 million in real estate taxes, insurance and maintenance commitments related to operating leases. The actual amounts to be paid are variable and have been estimated based on current costs.

(5)	As of December 31, 2011, the Company had a restricted trust account in the amount of $170.0 million for the benefit of the Company’s insurance carrier to support this obligation.
(6)	For a more detailed description of the postretirement benefit obligations, refer to Note 5 Postretirement Benefits in the Notes to Consolidated Financial Statements.
(7)	For a more detailed description of the long-term debt obligations, refer to Note 4 Consolidation of Joint Ventures and Long-Term Debt in the Notes to Consolidated Financial Statements.

Results of Operations

The Company’s fiscal year ends on the last Saturday in December. Fiscal year 2011 includes 53 weeks and fiscal years 2010 and 2009 include 52 weeks.

Sales

Sales for 2011 were $27.0 billion as compared with $25.1 billion in 2010, an increase of $1,833.3 million or a 7.3% increase. The Company estimates that its sales increased $485.2 million or 1.9% from the additional week in 2011, $317.6 million or 1.3% from new supermarkets (excluding replacement supermarkets) and $1,030.5 million or 4.1% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. Comparable store sales for 2011 increased primarily due to product cost inflation and increased customer counts resulting from a better economic climate.

Sales for 2010 were $25.1 billion as compared with $24.3 billion in 2009, an increase of $814.3 million or a 3.3% increase. The Company estimates that its sales increased $254.9 million or 1.0% from new supermarkets and $559.4 million or 2.3% from comparable store sales. Comparable store sales for 2010 increased primarily due to increased customer counts resulting from a better economic climate.

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

Gross profit

Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.6%, 27.9% and 27.7% in 2011, 2010 and 2009, respectively. The decrease in gross profit as a percentage of sales for 2011 as compared with 2010 was primarily due to an increase in the last-in, first-out (LIFO) reserve and product cost increases some of which were not passed on to customers. Gross profit as a percentage of sales for 2010 as compared with 2009 remained relatively unchanged.

Operating and administrative expenses

Operating and administrative expenses as a percentage of sales were 20.5%, 21.1% and 21.6% in 2011, 2010 and 2009, respectively. The decrease in operating and administrative expenses as a percentage of sales for 2011 as compared with 2010 was primarily due to incremental sales from the additional week in 2011. Excluding the effect of the incremental sales from the additional week, operating and administrative expenses as a percentage of sales would have been 20.9%. The decrease in operating and administrative expenses as a percentage of sales for 2010 as compared with 2009 was primarily due to decreases in rent, payroll, utilities and repairs and maintenance expenses as a percentage of sales. Rent expense decreased 0.2% of sales primarily due to a decrease in rent related to closed supermarkets; payroll expense decreased 0.1% of sales primarily due to more effective scheduling; utilities expense decreased 0.1% of sales primarily due to lower electric rates; and repairs and maintenance expense decreased 0.1% of sales primarily due to better expense control.

Investment income, net

Investment income, net was $93.0 million, $91.8 million and $68.3 million in 2011, 2010 and 2009, respectively. The increase in investment income, net for 2011 as compared with 2010 was primarily due to an increase in dividend income partially offset by other-than-temporary impairment (OTTI) losses on equity securities. The increase in investment income, net for 2010 as compared with 2009 was primarily due to a decrease in OTTI losses on equity securities.

The Company recorded OTTI losses on equity securities of $6.1 million and $19.3 million in 2011 and 2009, respectively. There were no OTTI losses on equity securities in 2010. There were no OTTI losses on debt securities in 2011, 2010 and 2009.

Income taxes

The effective income tax rate was 34.0%, 34.4% and 34.6% in 2011, 2010 and 2009, respectively. The decrease in the effective income tax rate for 2011 as compared with 2010 was primarily due to increases in dividends paid to ESOP participants and jobs tax credits. The effective income tax rate for 2010 as compared with 2009 remained relatively unchanged.

Net earnings

Net earnings were $1,492.0 million or $1.90 per share, $1,338.1 million or $1.70 per share and $1,161.4 million or $1.47 per share for 2011, 2010 and 2009, respectively. Net earnings as a percentage of sales were 5.5%, 5.3% and 4.8% for 2011, 2010 and 2009, respectively. The increase in net earnings as a percentage of sales for 2011 as compared with 2010 was primarily due to incremental sales from the additional week partially offset by the decrease in gross profit as a percentage of sales, as noted above. The increase in net earnings as a percentage of sales for 2010 as compared with 2009 was primarily due to increases in gross profit as a percentage of sales and decreases in operating and administrative expenses as a percentage of sales, as noted above.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements. The Company believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Inventories

Inventories are valued at the lower of cost or market. The cost for 84% and 85% of inventories was determined using the dollar value LIFO method as of December 31, 2011 and December 25, 2010, respectively. Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to each similar merchandise category’s ending retail value. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value manufactured, seasonal, certain perishable and other miscellaneous inventory items because of fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink.

Investments

All of the Company’s debt and equity securities are classified as available-for-sale (AFS) and carried at fair value. The Company evaluates whether AFS securities are OTTI based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, the credit rating of the issuer or security, the failure of the issuer to make scheduled principal or interest payments and the financial health and prospects of the issuer or security. Declines in the value of AFS securities determined to be OTTI are recognized in earnings and reported as OTTI losses, while declines in the value of AFS securities determined to be temporary are reported, net of tax, as other comprehensive losses and included as a component of stockholders’ equity. If market or issuer conditions decline, the Company may incur future impairments.

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

Equity securities held by the Company are subject to equity price risk that results from fluctuations in quoted market prices as of the balance sheet date. Market price fluctuations may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. An equity security is determined to be OTTI if the Company does not expect to recover the cost of the equity security. A theoretical decrease of 10% in the value of the Company’s equity securities would result in an immaterial decrease in the value of long-term investments.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the net book value of an asset to the future net undiscounted cash flows expected to be generated by the asset. An impairment loss is recorded for the excess of the net book value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell and are no longer depreciated. Long-lived assets, including buildings and improvements, leasehold improvements, and furniture, fixtures and equipment are evaluated for impairment at the supermarket level.

The Company’s judgment regarding the existence of circumstances that indicate the potential impairment of an asset’s net book value is based on several factors, including the decision to close a supermarket or a decline in operating cash flows. The variability of these factors depends on a number of conditions, including uncertainty about future events and general economic conditions; therefore, the Company’s accounting estimates may change from period to period. These factors could cause the Company to conclude that a potential impairment exists, and the applicable impairment tests could result in a determination that the value of long-lived assets is impaired, resulting in a write-down of the long-lived assets. The Company attempts to select supermarket sites that will achieve the forecasted operating results. To the extent the Company’s assets are maintained in good condition and the forecasted operating results of the supermarkets are achieved, it is relatively unlikely that future assessments of recoverability would result in impairment charges that would have a material effect on the Company’s financial condition and results of operations. There were no material changes in the estimates or assumptions related to the impairment of long-lived assets in 2011.

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

Vendor allowances and credits, including cooperative advertising fees, received from a vendor in connection with the purchase or promotion of the vendor’s products are recognized as a reduction of cost of merchandise sold as earned. These allowances and credits are recognized as earned in accordance with the underlying agreement with the vendor and completion of the earnings process. Short-term vendor agreements with advance payment provisions are recorded as a current liability and are recognized over the appropriate period as earned according to the underlying agreements. Long-term vendor agreements with advance payment provisions are recorded as a noncurrent liability and are recognized over the appropriate period as earned according to the underlying agreements.

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

Forward-Looking Statements

From time to time, certain information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking information includes statements about the future performance of the Company, which is based on management’s assumptions and beliefs in light of the information currently available to them. When used, the words “plan,” “estimate,” “project,” “intend,” “believe” and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to, the following: competitive practices and pricing in the food and drug industries generally and particularly in the Company’s principal markets; results of programs to increase sales, including private-label sales; results of programs to control or reduce costs; changes in buying, pricing and promotional practices; changes in shrink management; changes in the general economy; changes in consumer spending; changes in population, employment and job growth in the Company’s principal markets; and other factors affecting the Company’s business within or beyond the Company’s control. These factors include changes in the rate of inflation, changes in state and federal legislation or regulation, adverse determinations with respect to litigation or other claims, ability to recruit and retain employees, increases in operating costs including, but not limited to, labor costs, credit card fees and utility costs, particularly electric rates, ability to construct new supermarkets or complete remodels as rapidly as planned and stability of product costs. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. The Company assumes no obligation to publicly update these forward-looking statements.

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

The Company’s long-term investments consist of debt and equity securities that are classified as AFS and carried at fair value. The Company evaluates whether AFS securities are OTTI based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, the credit rating of the issuer or security, the failure of the issuer to make scheduled principal or interest payments and the financial health and prospects of the issuer or security. Declines in the value of AFS securities determined to be OTTI are recognized in earnings and reported as OTTI, while declines in the value of AFS securities determined to be temporary are reported, net of tax, as other comprehensive losses and included as a component of stockholders’ equity. If market or issuer conditions decline, the Company may incur future impairments.

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

Equity securities held by the Company are subject to equity price risk that results from fluctuations in quoted market prices as of the balance sheet date. Market price fluctuations may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. An equity security is determined to be OTTI if the Company does not expect to recover the cost of the equity security. A theoretical decrease of 10% in the value of the Company’s equity securities would result in an immaterial decrease in the value of long-term investments.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment and these criteria, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included on page 21.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule

Page

Reports of Independent Registered Public Accounting Firm	20

Consolidated Financial Statements:

Consolidated Balance Sheets – December 31, 2011 and December 25, 2010	22

Consolidated Statements of Earnings – Years ended December 31, 2011, December 25, 2010 and December 26, 2009	24

Consolidated Statements of Comprehensive Earnings – Years ended December 31, 2011, December 25, 2010 and December 26, 2009	25

Consolidated Statements of Cash Flows – Years ended December 31, 2011, December 25, 2010 and December 26, 2009	26

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2011, December 25, 2010 and December 26, 2009	28

Notes to Consolidated Financial Statements	29

The following consolidated financial statement schedule of the Company for the years ended December 31, 2011, December 25, 2010 and December 26, 2009 is submitted herewith:

Schedule II—Valuation and Qualifying Accounts	42

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Publix Super Markets, Inc.:

We have audited the accompanying consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries as of December 31, 2011 and December 25, 2010, and the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. and subsidiaries as of December 31, 2011 and December 25, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Publix Super Markets, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Tampa, Florida

February 29, 2012

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Publix Super Markets, Inc.:

We have audited Publix Super Markets, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Publix Super Markets, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Publix Super Markets, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries as of December 31, 2011 and December 25, 2010, and the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Tampa, Florida

February 29, 2012

Certified Public Accountants

PUBLIX SUPER MARKETS, INC.

Consolidated Balance Sheets

December 31, 2011 and

December 25, 2010

Assets	2011	2010

	(Amounts are in thousands)

Current assets:
Cash and cash equivalents	$366,853	605,901
Short-term investments	447,972	336,282
Trade receivables	542,990	492,311
Merchandise inventories	1,361,709	1,359,028
Deferred tax assets	59,400	59,126
Prepaid expenses	24,316	25,354

Total current assets	2,803,240	2,878,002

Long-term investments	3,805,283	2,759,751
Other noncurrent assets	171,179	168,398

Property, plant and equipment:
Land	592,843	504,415
Buildings and improvements	2,062,833	1,918,940
Furniture, fixtures and equipment	4,540,988	4,488,139
Leasehold improvements	1,321,646	1,293,578
Construction in progress	103,006	110,909

	8,621,316	8,315,981

Accumulated depreciation	(4,132,786)	(3,963,045)

Net property, plant and equipment	4,488,530	4,352,936

	$11,268,232	10,159,087

See accompanying notes to consolidated financial statements.

Liabilities and Equity	2011	2010
	(Amounts are in thousands, except par value)

Current liabilities:
Accounts payable	$1,133,120	1,156,181
Accrued expenses:
Contribution to retirement plans	405,818	376,002
Self-insurance reserves	125,569	114,133
Salaries and wages	110,207	113,794
Other	221,713	249,633
Current portion of long-term debt	15,124	72,879
Federal and state income taxes	39,225	23,462

Total current liabilities	2,050,776	2,106,084

Deferred tax liabilities	316,802	225,695
Self-insurance reserves	219,660	221,337
Accrued postretirement benefit cost	103,595	90,935
Long-term debt	119,460	76,482
Other noncurrent liabilities	116,482	132,962

Total liabilities	2,926,775	2,853,495

Common stock related to Employee Stock Ownership Plan (ESOP)	2,137,217	2,016,696

Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued and outstanding 779,675 shares in 2011 and 780,969 shares in 2010	779,675	780,969
Additional paid-in capital	1,354,881	1,092,008
Retained earnings	6,131,193	5,349,387
Accumulated other comprehensive earnings	30,261	38,226
Common stock related to ESOP	(2,137,217)	(2,016,696)

Total stockholders’ equity	6,158,793	5,243,894

Noncontrolling interests	45,447	45,002

Total equity	8,341,457	7,305,592

Commitments and contingencies	---	---

	$11,268,232	10,159,087

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Earnings

Years ended December 31, 2011, December 25, 2010

and December 26, 2009

	2011	2010	2009

	(Amounts are in thousands, except per share amounts)

Revenues:
Sales	$26,967,389	25,134,054	24,319,716
Other operating income	211,375	194,000	195,244

Total revenues	27,178,764	25,328,054	24,514,960

Costs and expenses:
Cost of merchandise sold	19,520,370	18,111,443	17,592,679
Operating and administrative expenses	5,523,469	5,295,287	5,241,368

Total costs and expenses	25,043,839	23,406,730	22,834,047

Operating profit	2,134,925	1,921,324	1,680,913

Investment income	99,039	91,835	87,555
Other-than-temporary impairment losses	(6,082)	---	(19,283)

Investment income, net	92,957	91,835	68,272

Other income, net	33,891	26,259	25,529

Earnings before income tax expense	2,261,773	2,039,418	1,774,714

Income tax expense	769,807	701,271	613,272

Net earnings	$ 1,491,966	1,338,147	1,161,442

Weighted average shares outstanding	784,815	786,378	788,835

Basic and diluted earnings per share	$ 1.90	1.70	1.47

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Comprehensive Earnings

Years ended December 31, 2011, December 25, 2010

and December 26, 2009

	2011	2010	2009

	(Amounts are in thousands)

Net earnings	$1,491,966	1,338,147	1,161,442

Other comprehensive (losses) earnings:

Unrealized gain on available-for-sale (AFS) securities, net of tax effect of $6,324, $8,251 and $33,777 in 2011, 2010 and 2009, respectively	10,041	13,102	53,637

Reclassification adjustment for net realized (gain) loss on AFS securities, net of tax effect of ($7,684), ($9,473) and $2,628 in 2011, 2010 and 2009, respectively	(12,202)	(15,043)	4,173

Adjustment to postretirement benefit plan obligation, net of tax effect of ($3,655), ($1,913) and ($1,246) in 2011, 2010 and 2009, respectively	(5,804)	(3,038)	(1,979)

Comprehensive earnings	$1,484,001	1,333,168	1,217,273

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2011, December 25, 2010

and December 26, 2009

	2011	2010	2009

	(Amounts are in thousands)

Cash flows from operating activities:
Cash received from customers	$26,980,492	25,209,753	24,231,980
Cash paid to employees and suppliers	(24,024,194)	(22,253,046)	(21,646,622)
Income taxes paid	(658,213)	(686,037)	(553,235)
Self-insured claims paid	(285,362)	(274,305)	(283,079)
Dividends and interest received	139,727	95,794	73,087
Other operating cash receipts	203,112	184,760	185,331
Other operating cash payments	(14,375)	(10,951)	(9,230)

Net cash provided by operating activities	2,341,187	2,265,968	1,998,232

Cash flows from investing activities:
Payment for property, plant and equipment	(602,952)	(468,530)	(693,489)
Proceeds from sale of property, plant and equipment	5,312	2,815	4,150
Payment for investments	(2,062,775)	(1,598,759)	(1,133,449)
Proceeds from sale and maturity of investments	841,028	655,799	777,381

Net cash used in investing activities	(1,819,387)	(1,408,675)	(1,045,407)

Cash flows from financing activities:
Payment for acquisition of common stock	(497,570)	(436,224)	(629,453)
Proceeds from sale of common stock	206,245	178,914	152,096
Dividends paid	(418,680)	(364,087)	(325,295)
Repayments of long-term debt	(49,076)	(10,875)	(1,138)
Other, net	(1,767)	10,364	19,668

Net cash used in financing activities	(760,848)	(621,908)	(784,122)

Net (decrease) increase in cash and cash equivalents	(239,048)	235,385	168,703

Cash and cash equivalents at beginning of year	605,901	370,516	201,813

Cash and cash equivalents at end of year	$366,853	605,901	370,516

See accompanying notes to consolidated financial statements.

	2011	2010	2009

	(Amounts are in thousands)

Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$1,491,966	1,338,147	1,161,442

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	492,639	507,341	496,106
Retirement contributions paid or payable in common stock	291,240	275,547	256,110
Deferred income taxes	95,848	20,722	27,018
Loss on disposal and impairment of property, plant and equipment	13,734	19,896	32,482
(Gain) loss on AFS securities	(19,886)	(24,516)	6,801
Net amortization of investments	80,890	48,113	15,625
Change in operating assets and liabilities providing (requiring) cash:
Trade receivables	(50,782)	16,165	(140,082)
Merchandise inventories	(3,132)	26,245	2,302
Prepaid expenses and other noncurrent assets	(15,635)	(8,054)	(5,825)
Accounts payable and accrued expenses	(51,741)	63,852	103,014
Self-insurance reserves	9,762	(13,494)	(14,381)
Federal and state income taxes	15,763	(5,113)	33,186
Other noncurrent liabilities	(9,479)	1,117	24,434

Total adjustments	849,221	927,821	836,790

Net cash provided by operating activities	$2,341,187	2,265,968	1,998,232

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2011, December 25, 2010

and December 26, 2009

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumulated Other Comprehensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity

		(Amounts are in thousands, except per share amounts)

Balances at December 27, 2008	$793,966	806,526	4,055,432	---	(12,626)	(1,777,153)	3,866,145

Comprehensive earnings	---	---	1,161,442	---	55,831	---	1,217,273
Cash dividends, $0.41 per share	---	---	(325,295)	---	---	---	(325,295)
Contribution of 15,013 shares to retirement plans	3,522	31,594	---	206,589	---	---	241,705
Acquired 37,895 shares from stockholders	---	---	---	(629,453)	---	---	(629,453)
Sale of 9,482 shares to stockholders	7	(151)	---	152,240	---	---	152,096
Retirement of 16,929 shares	(16,929)	---	(253,695)	270,624	---	---	---
Change for ESOP related shares	---	---	---	---	---	(85,197)	(85,197)

Balances at December 26, 2009	780,566	837,969	4,637,884	---	43,205	(1,862,350)	4,437,274

Comprehensive earnings	---	---	1,338,147	---	(4,979)	---	1,333,168
Cash dividends, $0.46 per share	---	---	(364,087)	---	---	---	(364,087)
Contribution of 14,363 shares to retirement plans	12,968	214,414	---	21,813	---	---	249,195
Acquired 23,731 shares from stockholders	---	---	---	(436,224)	---	---	(436,224)
Sale of 9,771 shares to stockholders	2,255	39,625	---	137,034	---	---	178,914
Retirement of 14,820 shares	(14,820)	---	(262,557)	277,377	---	---	---
Change for ESOP related shares	---	---	---	---	---	(154,346)	(154,346)

Balances at December 25, 2010	780,969	1,092,008	5,349,387	---	38,226	(2,016,696)	5,243,894

Comprehensive earnings	---	---	1,491,966	---	(7,965)	---	1,484,001
Cash dividends, $0.53 per share	---	---	(418,680)	---	---	---	(418,680)
Contribution of 12,508 shares to retirement plans	10,064	202,761	---	48,599	---	---	261,424
Acquired 23,513 shares from stockholders	---	---	---	(497,570)	---	---	(497,570)
Sale of 9,711 shares to stockholders	2,920	60,112	---	143,213	---	---	206,245
Retirement of 14,278 shares	(14,278)	---	(291,480)	305,758	---	---	---
Change for ESOP related shares	---	---	---	---	---	(120,521)	(120,521)

Balances at December 31, 2011	$779,675	1,354,881	6,131,193	---	30,261	(2,137,217)	6,158,793

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

(1)      Summary of Significant Accounting Policies

(a)	Business

Publix Super Markets, Inc. and its wholly owned subsidiaries (the Company) are in the primary business of operating retail food supermarkets in Florida, Georgia, Alabama, South Carolina and Tennessee. The Company was founded in 1930 and later merged into another corporation that was originally incorporated in 1921. The Company has no other significant lines of business or industry segments. See percentage of consolidated sales by merchandise category on page 1.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and certain joint ventures (JV) in which the Company has a controlling financial interest. All significant intercompany balances and transactions are eliminated in consolidation.

(c)	Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. Fiscal year 2011 includes 53 weeks and fiscal years 2010 and 2009 include 52 weeks.

(d)	Cash Equivalents

The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

(e)	Trade Receivables

Trade receivables primarily include amounts due from vendor allowances, debit and credit card sales and third party insurance pharmacy billings.

(f)	Inventories

Inventories are valued at the lower of cost or market. The cost for 84% and 85% of inventories was determined using the dollar value last-in, first-out method as of December 31, 2011 and December 25, 2010, respectively. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value manufactured, seasonal, certain perishable and other miscellaneous inventory items because of fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink. If the FIFO method of valuing inventories had been used by the Company to value all inventories, then inventories and current assets would have been higher than reported by $346,558,000 and $279,413,000 as of December 31, 2011 and December 25, 2010, respectively.

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

The Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use. These costs are capitalized and amortized over a three year life. The amounts capitalized were $9,818,000, $7,514,000 and $11,959,000 for 2011, 2010 and 2009, respectively.

(j)	Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the net book value of an asset to the future net undiscounted cash flows expected to be generated by the asset. An impairment loss is recorded for the excess of the net book value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell and are no longer depreciated. Long-lived assets, including buildings and improvements, leasehold improvements, and furniture, fixtures and equipment are evaluated for impairment at the supermarket level.

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

As of December 31, 2011, accumulated other comprehensive earnings included net unrealized gains on AFS securities of $72,879,000, less tax effect of $28,176,000, and an unfunded postretirement benefit obligation of $23,536,000, less tax effect of $9,094,000. As of December 25, 2010, accumulated other comprehensive earnings included net unrealized gains on AFS securities of $76,400,000, less tax effect of $29,536,000, and an unfunded postretirement benefit obligation of $14,077,000, less tax effect of $5,439,000.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

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

Other operating income is recognized on a net revenue basis as earned. Other operating income includes income generated from other activities, primarily lottery commissions, automated teller transaction fees, commissions on licensee sales, vending machine commissions, mall gift card commissions, money transfer fees and coupon redemption income.

(p)	Cost of Merchandise Sold

Cost of merchandise sold includes costs of inventory and costs related to in-store production. Cost of merchandise sold also includes inbound freight charges, purchasing and receiving costs, warehousing costs and other costs of the Company’s distribution network.

Vendor allowances and credits, including cooperative advertising allowances, received from a vendor in connection with the purchase or promotion of the vendor’s products are recognized as a reduction of cost of merchandise sold as earned. These allowances and credits are recognized as earned in accordance with the underlying agreement with the vendor and completion of the earnings process. Short-term vendor agreements with advance payment provisions are recorded as a current liability and are recognized over the appropriate period as earned according to the underlying agreements. Long-term vendor agreements with advance payment provisions are recorded as a noncurrent liability and are recognized over the appropriate period as earned according to the underlying agreements.

The amount of cooperative advertising allowances recognized as a reduction of cost of merchandise sold was $8,898,000, $10,715,000 and $7,982,000 for 2011, 2010 and 2009, respectively.

(q)	Advertising Costs

Advertising costs are expensed as incurred and were $202,405,000, $191,788,000 and $180,159,000 for 2011, 2010 and 2009, respectively.

(r)	Other Income, net

Other income, net includes rent received from tenants in owned shopping centers, net of related expenses, and other miscellaneous nonoperating income.

(s)	Income Taxes

Deferred tax assets and liabilities are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The Company recognizes accrued interest and penalties related to income tax liabilities as a component of income tax expense.

(t)	Common Stock and Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net earnings by the weighted average shares outstanding. Basic and diluted earnings per share are the same because the Company does not have options or other stock compensation programs that would impact the calculation of diluted earnings per share. All shares owned by the Employee Stock Ownership Plan (ESOP) are included in the earnings per share calculations. Cash dividends paid to the ESOP, as well as dividends on all other common stock shares, are reflected as a reduction of retained earnings. All common stock shares, including ESOP and 401(k) Plan shares, receive one vote per share and have the same dividend rights. The voting rights for ESOP shares allocated to participants’ accounts are passed through to the participants. The Trustee of the 401(k) Plan votes the shares held in that plan.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

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

The fair value of AFS securities is based on market prices using the following measurement categories:

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

Following is a summary of fair value measurements for AFS securities as of December 31, 2011 and December 25, 2010:

	Fair
	Value	Level 1	Level 2	Level 3

		(Amounts are in thousands)

December 31, 2011	$4,253,255	473,099	3,780,156	---

December 25, 2010	3,096,033	223,655	2,872,378	---

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

(3)	Investments

Following is a summary of AFS securities as of December 31, 2011 and December 25, 2010:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

		(Amounts are in thousands)

2011
Tax exempt bonds	$2,488,135	36,657	550	2,524,242
Taxable bonds	1,226,136	20,015	1,514	1,244,637
Restricted investments	170,000	---	3,019	166,981
Equity securities	296,105	35,564	14,274	317,395

	$4,180,376	92,236	19,357	4,253,255
2010
Tax exempt bonds	$1,932,466	13,308	8,322	1,937,452
Taxable bonds	867,430	16,108	2,542	880,996
Equity securities	219,737	60,536	2,688	277,585

	$3,019,633	89,952	13,552	3,096,033

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

Realized gains on sales of AFS securities totaled $35,864,000, $28,935,000 and $21,423,000 for 2011, 2010 and 2009, respectively. Realized losses on sales and OTTI of AFS securities totaled $15,978,000, $4,419,000 and $28,224,000 for 2011, 2010 and 2009, respectively. The Company recorded OTTI losses on equity securities of $6,082,000 and $19,283,000 in 2011 and 2009, respectively. There were no OTTI losses on equity securities in 2010. There were no OTTI losses on debt securities in 2011, 2010 and 2009.

The amortized cost and fair value of AFS securities by expected maturity as of December 31, 2011 and December 25, 2010 are as follows:

	2011		2010

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

		(Amounts are in thousands)

Due in one year or less	$ 445,296	447,972	332,992	336,282
Due after one year through five years	2,492,484	2,524,020	1,499,176	1,506,731
Due after five years through ten years	348,427	356,808	337,677	335,056
Due after ten years	428,064	440,079	630,051	640,379

	3,714,271	3,768,879	2,799,896	2,818,448
Restricted investments	170,000	166,981	---	---
Equity securities	296,105	317,395	219,737	277,585

	$4,180,376	4,253,255	3,019,633	3,096,033

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

Following is a summary of temporarily impaired AFS securities by the time period impaired as of December 31, 2011 and December 25, 2010:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

			(Amounts are in thousands)

2011
Tax exempt bonds	$138,892	536	6,026	14	144,918	550
Taxable bonds	201,538	1,514	---	---	201,538	1,514
Restricted investments	166,981	3,019	---	---	166,981	3,019
Equity securities	86,236	13,899	1,889	375	88,125	14,274
Total temporarily impaired AFS securities	$593,647	18,968	7,915	389	601,562	19,357
2010
Tax exempt bonds	$624,553	8,321	54	1	624,607	8,322
Taxable bonds	155,160	2,045	4,130	497	159,290	2,542
Equity securities	30,065	1,914	3,571	774	33,636	2,688
Total temporarily impaired AFS securities	$809,778	12,280	7,755	1,272	817,533	13,552

There are 298 AFS securities contributing to the total unrealized loss of $19,357,000 as of December 31, 2011. Unrealized losses related to debt securities are primarily driven by interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to the equity securities are primarily driven by stock market volatility.

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

The Company evaluates a JV using specific criteria to determine whether the Company has a controlling financial interest and is the primary beneficiary of the JV. Factors considered in determining whether the Company is the primary beneficiary include risk and reward sharing, experience and financial condition of the other JV members, voting rights, involvement in routine capital and operating decisions and each member’s influence over the JV owned shopping center’s economic performance.

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

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

As of December 31, 2011, the carrying amounts of the assets and liabilities of the consolidated JVs were $177,226,000 and $76,249,000, respectively. The assets are owned by, and the liabilities are obligations of, the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2011, 2010 and 2009 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.

The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. The Company assumed loans totaling $34,299,000 during 2011. No loans were assumed during 2010. Maturities of JV loans range from July 2012 through January 2015 and have either (1) fixed interest rates ranging from 4.5% to 5.3% or (2) variable interest rates based on a LIBOR index plus basis points ranging from 195 basis points to 250 basis points. Maturities of assumed shopping center loans range from September 2013 through June 2024 and have fixed interest rates ranging from 5.1% to 7.1%.

As of December 31, 2011, the aggregate annual maturities and scheduled payments of long-term debt are as follows:

Year
(Amounts are in thousands)

2012	$15,124
2013	45,401
2014	38,320
2015	8,550
2016	9,257
Thereafter	17,932

$134,584

(5)	Postretirement Benefits

The Company provides postretirement life insurance benefits for certain salaried and hourly full-time employees who meet the eligibility requirements. Effective January 1, 2002, the Company amended the retiree life insurance benefit under its Group Life Insurance Plan. To receive the retiree life insurance benefit after the amendment, an employee must have had at least five years of full-time service and the employee’s age plus years of credited service must have equaled 65 or greater as of October 1, 2001. At retirement, such employees also must be at least age 55 with at least 10 years of full-time service to be eligible to receive postretirement life insurance benefits.

Actuarial losses were recognized in other comprehensive earnings of $9,459,000, less tax effect of $3,655,000, in 2011, $4,951,000, less tax effect of $1,913,000, in 2010 and $3,225,000, less tax effect of $1,246,000, in 2009.

The Company made benefit payments to beneficiaries of retirees of $3,146,000, $2,626,000 and $4,483,000 during 2011, 2010 and 2009, respectively.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

The following tables provide a reconciliation of the changes in the benefit obligation and fair value of plan assets and the unfunded status of the plan measured as of December 31, 2011 and December 25, 2010:

	0000000	0000000
	2011	2010

	(Amounts are in thousands)

Change in benefit obligation:
Benefit obligation as of beginning of year	$ 94,776	86,890
Service cost	163	175
Interest cost	5,301	5,291
Actuarial loss	10,530	5,046
Benefit payments	(3,146)	(2,626)

Benefit obligation as of end of year	107,624	94,776

Change in fair value of plan assets:
Fair value of plan assets as of beginning of year	---	---
Employer contributions	3,146	2,626
Benefit payments	(3,146)	(2,626)

Fair value of plan assets as of end of year	---	---

Unfunded status of the plan as of end of year	$107,624	94,776

Current liability	$ 4,029	3,841
Noncurrent liability	103,595	90,935

Total recognized liability	$107,624	94,776

The estimated future benefit payments are expected to be paid as follows:

Year
(Amounts are in thousands)

2012	$4,029
2013	4,291
2014	4,539
2015	4,776
2016	5,002
2017 through 2021	28,663
Thereafter	56,324

$107,624

Net periodic postretirement benefit cost consists of the following components:

	00000	00000	00000
	2011	2010	2009

	(Amounts are in thousands)

Service cost	$ 163	175	194
Interest cost	5,301	5,291	5,204
Amortization of actuarial losses	1,071	95	---

Net periodic postretirement benefit cost	$6,535	5,561	5,398

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

Following are the actuarial assumptions that were used in the calculation of the year end benefit obligation:

	2011	2010	2009

Discount rate	4.6%	5.7%	6.2%
Rate of compensation increase	4.0%	4.0%	4.0%

Following are the actuarial assumptions that were used in the calculation of the net periodic postretirement benefit cost:

	2011	2010	2009

Discount rate	5.7%	6.2%	6.4%
Rate of compensation increase	4.0%	4.0%	4.0%

The Company determined the discount rate using a yield curve methodology based on high quality corporate bonds with a rating of AA or better.

(6)	Retirement Plans

The Company has a trusteed, noncontributory ESOP for the benefit of eligible employees. The Company recognizes an expense related to the Company’s discretionary contribution to the ESOP based on a percent of net earnings before taxes that is approved by the Board of Directors each year. ESOP contributions can be made in Company common stock or cash. Compensation expense recorded for contributions to this plan was $267,099,000, $253,093,000 and $234,336,000 for 2011, 2010 and 2009, respectively.

The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a 15-month period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $116,824,000 and $114,815,000 as of December 31, 2011 and December 25, 2010, respectively. The cost of the shares held by the ESOP totaled $2,020,393,000 and $1,901,881,000 as of December 31, 2011 and December 25, 2010, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP (collectively referred to as ESOP related shares) are classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $2,137,217,000 and $2,016,696,000 as of December 31, 2011 and December 25, 2010, respectively. The fair value of the shares held by the ESOP totaled $4,917,283,000 and $4,887,626,000 as of December 31, 2011 and December 25, 2010, respectively. See Note 9.

The Company has a 401(k) plan for the benefit of eligible employees. The 401(k) plan is a voluntary defined contribution plan. Eligible employees may contribute up to 10% of their eligible annual compensation, subject to the maximum contribution limits established by federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2011, 2010 and 2009, the Board of Directors approved a match of 50% of eligible contributions up to 3% of eligible wages, not to exceed a maximum match of $750 per employee. The match, which is determined as of the last day of the plan year and paid in the subsequent plan year, is in common stock of the Company. Compensation expense recorded for the Company’s match to the 401(k) plan was $24,141,000, $22,454,000 and $21,774,000 for 2011, 2010 and 2009, respectively.

The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

(7)	Income Taxes

Total income taxes for 2011, 2010 and 2009 were allocated as follows:

	2011	2010	2009

	(Amounts are in thousands)

Earnings	$769,807	701,271	613,272
Other comprehensive (losses) earnings	(5,015)	(3,135)	35,159

	$764,792	698,136	648,431

The provision for income taxes consists of the following:

	Current	Deferred	Total

	(Amounts are in thousands)

2011
Federal	$592,275	90,486	682,761
State	81,684	5,362	87,046

	$673,959	95,848	769,807
2010
Federal	$601,098	23,778	624,876
State	79,451	(3,056)	76,395

	$680,549	20,722	701,271
2009
Federal	$518,269	28,064	546,333
State	67,985	(1,046)	66,939

	$586,254	27,018	613,272

A reconciliation of the provision for income taxes at the federal statutory tax rate of 35% to earnings before income taxes compared to the Company’s actual income tax expense is as follows:

	2011	2010	2009

	(Amounts are in thousands)

Federal tax at statutory tax rate	$791,621	713,796	621,150
State income taxes (net of federal tax benefit)	56,580	49,657	43,511
ESOP dividend	(46,675)	(40,718)	(36,033)
Other, net	(31,719)	(21,464)	(15,356)

	$769,807	701,271	613,272

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2011 and December 25, 2010 are as follows:

	2011	2010

	(Amounts are in thousands)

Deferred tax assets:
Self-insurance reserves	$114,522	113,557
Retirement plan contributions	48,825	44,686
Postretirement benefit cost	41,515	36,551
Reserves not currently deductible	18,047	24,731
Inventory capitalization	11,687	12,650
Advance purchase allowances	6,454	7,768
Other	4,357	9,378

Total deferred tax assets	$245,407	249,321

Deferred tax liabilities:
Property, plant and equipment, primarily due to depreciation	$491,485	409,736
Other	11,324	6,154

Total deferred tax liabilities	$502,809	415,890

The Company expects the results of future operations and the reversal of deferred tax liabilities to generate sufficient taxable income to allow utilization of deferred tax assets; therefore, no valuation allowance has been recorded as of December 31, 2011 and December 25, 2010.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns as well as all open tax years in these jurisdictions. The periods subject to examination for the Company’s federal return are the 2008 through 2010 tax years, and the Internal Revenue Service is currently auditing the 2008 and 2009 tax years. The periods subject to examination for the Company’s state returns are the 2007 through 2010 tax years. The Company believes that the outcome of any examination will not have a material effect on its financial condition, results of operations or cash flows. As of December 31, 2011 and December 25, 2010, the Company had immaterial accruals for income tax related interest expense.

The Company had no unrecognized tax benefits in 2011 and 2010. Because the Company does not have any unrecognized tax benefits as of December 31, 2011, there will be no effect on the Company’s effective income tax rate in future periods due to the recognition of unrecognized tax benefits.

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

Total rental expense for 2011, 2010 and 2009 is as follows:

	2011	2010	2009

	(Amounts are in thousands)

Minimum rentals	$410,590	410,390	437,857
Contingent rentals	110,900	117,249	123,736
Sublease rental income	(4,699)	(5,912)	(5,953)

	$516,791	521,727	555,640

As of December 31, 2011, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:

Year	Minimum Rental Commitments	Sublease Rental Income	Net

	(Amounts are in thousands)

2012	$ 423,516	3,975	419,541
2013	407,277	3,831	403,446
2014	380,002	3,309	376,693
2015	351,137	1,025	350,112
2016	326,609	406	326,203
Thereafter	2,385,617	414	2,385,203

	$4,274,158	12,960	4,261,198

The Company also owns shopping centers which are leased to tenants for minimum monthly rentals plus, in certain instances, contingent rentals. Minimum rentals represent fixed lease commitments, including insurance and maintenance. Contingent rentals represent variable lease obligations including real estate taxes, insurance, maintenance and, in certain instances, excess rent. Total rental amounts included in trade receivables were $1,827,000 and $1,459,000 as of December 31, 2011 and December 25, 2010, respectively. Rental income was $36,057,000, $32,576,000 and $25,590,000 for 2011, 2010 and 2009, respectively. The amounts of minimum future rental payments to be received under noncancelable operating leases are $34,381,000, $28,711,000, $21,897,000, $15,433,000 and $10,634,000 for the years 2012 through 2016, respectively, and $59,964,000 thereafter.

(b)	Letters of Credit

As of December 31, 2011, the Company had $10,200,000 outstanding in trade letters of credit and $3,700,000 in standby letters of credit to support certain purchase obligations.

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

(9)	Correction of Error

The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a 15-month period after distribution of the shares from the ESOP. Due to the Company’s obligation under the put option, the ESOP related shares should be classified as temporary equity in the mezzanine section of the consolidated balance sheets. The ESOP related shares were previously classified in permanent equity. This correction of an error resulted in the December 25, 2010 permanent equity decreasing by $2,016,696,000 and temporary equity increasing by $2,016,696,000 from amounts previously reported. See Note 6.

(10)	Quarterly Information (unaudited)

Following is a summary of the quarterly results of operations for 2011 and 2010. All quarters have 13 weeks, except the fourth quarter of 2011 which has 14 weeks.

	Quarter
	First	Second	Third	Fourth

	(Amounts are in thousands, except per share amounts)

2011
Revenues	$6,836,402	6,621,633	6,425,379	7,295,350
Costs and expenses	6,264,682	6,079,262	5,978,544	6,721,351
Net earnings	398,167	382,369	311,902	399,528
Basic and diluted earnings per share	0.51	0.48	0.40	0.51

2010
Revenues	$6,548,665	6,261,831	6,086,076	6,431,482
Costs and expenses	6,024,959	5,762,828	5,676,395	5,942,548
Net earnings	364,399	348,424	283,222	342,102
Basic and diluted earnings per share	0.47	0.44	0.36	0.44

Schedule II

PUBLIX SUPER MARKETS, INC.

Valuation and Qualifying Accounts

Years ended December 31, 2011, December 25, 2010

and December 26, 2009

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions From Reserves	Balance at End of Year

	(Amounts are in thousands)

Year ended December 31, 2011

Reserves not deducted from assets:
Self-insurance reserves:
Current	$114,133	296,798	285,362	125,569
Noncurrent	221,337	---	1,677	219,660

	$335,470	296,798	287,039	345,229

Year ended December 25, 2010

Reserves not deducted from assets:
Self-insurance reserves:
Current	$119,375	269,063	274,305	114,133
Noncurrent	229,589	---	8,252	221,337

	$348,964	269,063	282,557	335,470

Year ended December 26, 2009

Reserves not deducted from assets:
Self-insurance reserves:
Current	$132,275	270,179	283,079	119,375
Noncurrent	231,070	---	1,481	229,589

	$363,345	270,179	284,560	348,964

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information concerning the executive officers of the Company is set forth in Part I under the caption “Executive Officers of the Company.” All other information concerning the directors and executive officers of the Company is incorporated by reference from the Proxy Statement of the Company (2012 Proxy Statement), which the Company intends to file no later than 120 days after its fiscal year end.

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

Item 11. Executive Compensation

Information regarding executive compensation is incorporated by reference from the 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the 2012 Proxy Statement.

Item 13. Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships, related transactions and director independence is incorporated by reference from the 2012 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated by reference from the 2012 Proxy Statement.

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
10

Indemnification Agreement is incorporated by reference to the form attached as an exhibit to the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2001, between the Company and all of its directors and officers as reported in the Company’s Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K for the periods ended March 31, 2001, June 30, 2001, September 29, 2001, June 29, 2002, December 28, 2002, September 27, 2003, December 27, 2003, March 27, 2004, May 18, 2005, July 1, 2005, January 30, 2006, January 30, 2008, December 22, 2008, April 14, 2009 and January 1, 2011.

10.1

Non-Employee Directors Stock Purchase Plan Summary Plan Description, as registered in the Form S-8 filed with the Securities and Exchange Commission on June 21, 2001, is incorporated by reference to the exhibits to the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2001.

10.2	Incentive Bonus Plan.
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
10.5

Indemnification Agreement is incorporated by reference to the form attached as an exhibit to the Current Report of the Company on Form 8-K dated December 14, 2011, between the Company and the Trustee of its ESOP, one of the Trustees of its 401(k) SMART Plan and with each member of its 401(k) SMART Plan investment committee.

14	Code of Ethical Conduct for Financial Managers is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 28, 2002.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, is formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Earnings, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

February 29, 2012	By:	/s/ John A. Attaway, Jr.
John A. Attaway, Jr.
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carol Jenkins Barnett	Director	February 29, 2012
Carol Jenkins Barnett

/s/ Hoyt R. Barnett	Vice Chairman and Director	February 29, 2012
Hoyt R. Barnett

/s/ William E. Crenshaw	Chief Executive Officer and Director	February 29, 2012
William E. Crenshaw	(Principal Executive Officer)

/s/ Jane B. Finley	Director	February 29, 2012
Jane B. Finley

/s/ Sherrill W. Hudson	Director	February 29, 2012
Sherrill W. Hudson

/s/ Charles H. Jenkins, Jr.	Chairman of the Board and Director	February 29, 2012
Charles H. Jenkins, Jr.

/s/ Howard M. Jenkins	Director	February 29, 2012
Howard M. Jenkins

/s/ E. Vane McClurg	Director	February 29, 2012
E. Vane McClurg

/s/ Maria A. Sastre	Director	February 29, 2012
Maria A. Sastre

/s/ David P. Phillips	Chief Financial Officer and Treasurer	February 29, 2012
David P. Phillips	(Principal Financial and Accounting Officer)