Form 10-Q
period 2012-03-31
PUBLIX SUPER MARKETS INC
filed 2012-05-10
CIK 81061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer            Accelerated filer            Non-accelerated filer     X      Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No    X

The number of shares of the Registrant’s common stock outstanding as of April 20, 2012 was 787,581,000.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts are in thousands, except par value)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$617,923	366,853
Short-term investments	531,556	447,972
Trade receivables	553,194	542,990
Merchandise inventories	1,375,471	1,361,709
Deferred tax assets	62,135	59,400
Prepaid expenses	34,931	24,316

Total current assets	3,175,210	2,803,240

Long-term investments	4,265,494	3,805,283
Other noncurrent assets	178,840	171,179

Property, plant and equipment	8,653,010	8,621,316
Accumulated depreciation	(4,150,183)	(4,132,786)

Net property, plant and equipment	4,502,827	4,488,530

	$12,122,371	11,268,232

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,299,732	1,133,120
Accrued expenses:
Contribution to retirement plans	207,352	405,818
Self-insurance reserves	131,019	125,569
Salaries and wages	151,425	110,207
Dividends payable	464,560	—
Other	238,633	221,713
Current portion of long-term debt	15,338	15,124
Federal and state income taxes	232,383	39,225

Total current liabilities	2,740,442	2,050,776

Deferred tax liabilities	319,194	316,802
Self-insurance reserves	221,413	219,660
Accrued postretirement benefit cost	103,582	103,595
Long-term debt	125,028	119,460
Other noncurrent liabilities	119,396	116,482

Total liabilities	3,629,055	2,926,775

Common stock related to Employee Stock Ownership Plan (ESOP)	2,391,965	2,137,217

Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued and outstanding 790,011 shares in 2012 and 779,675 shares in 2011	790,011	779,675
Additional paid-in capital	1,581,730	1,354,881
Retained earnings	6,076,039	6,131,193
Treasury stock at cost, 2,306 shares in 2012	(51,660)	—
Accumulated other comprehensive earnings	51,359	30,261
Common stock related to ESOP	(2,391,965)	(2,137,217)

Total stockholders’ equity	6,055,514	6,158,793

Noncontrolling interests	45,837	45,447

Total equity	8,493,316	8,341,457

	$12,122,371	11,268,232

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Three Months Ended
	March 31, 2012	March 26, 2011
	(Unaudited)
Revenues:
Sales	$7,070,446	6,788,030
Other operating income	55,650	48,372

Total revenues	7,126,096	6,836,402

Costs and expenses:
Cost of merchandise sold	5,109,277	4,877,323
Operating and administrative expenses	1,417,470	1,387,359

Total costs and expenses	6,526,747	6,264,682

Operating profit	599,349	571,720

Investment income, net	18,339	25,132
Other income, net	6,289	7,178

Earnings before income tax expense	623,977	604,030
Income tax expense	214,566	205,863

Net earnings	$409,411	398,167

Weighted average shares outstanding	782,080	782,728

Basic and diluted earnings per share	$0.52	0.51

Cash dividends declared per common share	$0.59	0.53

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts are in thousands)

	Three Months Ended
	March 31, 2012	March 26, 2011
	(Unaudited)
Net earnings	$409,411	398,167

Other comprehensive earnings:
Unrealized gain on available-for-sale (AFS) securities, net of tax effect of $13,077 and $6,285 in 2012 and 2011, respectively	20,766	9,980

Reclassification adjustment for net realized gain on AFS securities, net of tax effect of ($92) and ($3,104) in 2012 and 2011, respectively	(146)	(4,929)

Adjustment to postretirement benefit plan obligation, net of tax effect of $301 and $103 in 2012 and 2011, respectively	478	165

Comprehensive earnings	$430,509	403,383

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts are in thousands)

	Three Months Ended
	March 31, 2012	March 26, 2011
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$7,077,420	6,794,890
Cash paid to employees and suppliers	(6,069,152)	(5,840,286)
Income taxes paid	(35,161)	(17,110)
Self-insured claims paid	(60,360)	(59,871)
Dividends and interest received	37,519	39,989
Other operating cash receipts	53,751	46,337
Other operating cash payments	(2,433)	(2,384)

Net cash provided by operating activities	1,001,584	961,565

Cash flows from investing activities:
Payment for property, plant and equipment	(133,040)	(114,321)
Proceeds from sale of property, plant and equipment	1,437	1,317
Payment for investments	(681,110)	(704,931)
Proceeds from sale and maturity of investments	155,858	173,435

Net cash used in investing activities	(656,855)	(644,500)

Cash flows from financing activities:
Payment for acquisition of common stock	(141,860)	(121,270)
Proceeds from sale of common stock	48,479	49,283
Repayments of long-term debt	(668)	(459)
Other, net	390	(722)

Net cash used in financing activities	(93,659)	(73,168)

Net increase in cash and cash equivalents	251,070	243,897

Cash and cash equivalents at beginning of period	366,853	605,901

Cash and cash equivalents at end of period	$617,923	849,798

See accompanying notes to condensed consolidated financial statements.	(Continued)

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts are in thousands)

	Three Months Ended
	March 31, 2012	March 26, 2011
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$409,411	398,167

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	121,865	124,973
Retirement contributions paid or payable in common stock	80,439	81,410
Deferred income taxes	(13,629)	5,225
Loss on disposal and impairment of property, plant and equipment	5,022	2,843
Gain on AFS securities	(238)	(8,033)
Net amortization of investments	25,312	16,481
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(9,982)	4,084
Merchandise inventories	(13,762)	96,063
Prepaid expenses and other noncurrent assets	(21,407)	(6,738)
Accounts payable and accrued expenses	214,512	61,202
Self-insurance reserves	7,203	5,076
Federal and state income taxes	193,158	183,627
Other noncurrent liabilities	3,680	(2,815)

Total adjustments	592,173	563,398

Net cash provided by operating activities	$1,001,584	961,565

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. Due to the seasonal nature of the Company’s business, the results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the entire 2012 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Following is a summary of fair value measurements for AFS securities as of March 31, 2012 and December 31, 2011:

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)

March 31, 2012	$4,797,050	537,673	4,259,377	—

December 31, 2011	4,253,255	473,099	3,780,156	—

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

Following is a summary of AFS securities as of March 31, 2012 and December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
March 31, 2012
Tax exempt bonds	$2,812,225	36,304	3,125	2,845,404
Taxable bonds	1,381,556	22,109	1,283	1,402,382
Restricted investments	170,000	—	949	169,051
Equity securities	326,785	60,835	7,407	380,213

	$4,690,566	119,248	12,764	4,797,050

December 31, 2011
Tax exempt bonds	$2,488,135	36,657	550	2,524,242
Taxable bonds	1,226,136	20,015	1,514	1,244,637
Restricted investments	170,000	—	3,019	166,981
Equity securities	296,105	35,564	14,274	317,395

	$4,180,376	92,236	19,357	4,253,255

Realized gains on sales of AFS securities totaled $2,549,000 and $9,260,000 for the three months ended March 31, 2012 and March 26, 2011, respectively. Realized losses on sales of AFS securities totaled $2,311,000 and $1,227,000 for the three months ended March 31, 2012 and March 26, 2011, respectively. There were no OTTI losses on AFS securities for the three months ended March 31, 2012 and March 26, 2011.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of AFS securities by expected maturity as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)

Due in one year or less	$528,456	531,556	445,296	447,972
Due after one year through five years	2,821,738	2,856,820	2,492,484	2,524,020
Due after five years through ten years	451,734	456,595	348,427	356,808
Due after ten years	391,853	402,815	428,064	440,079

	4,193,781	4,247,786	3,714,271	3,768,879
Restricted investments	170,000	169,051	170,000	166,981
Equity securities	326,785	380,213	296,105	317,395

	$4,690,566	4,797,050	4,180,376	4,253,255

Following is a summary of temporarily impaired AFS securities by the time period impaired as of March 31, 2012 and December 31, 2011:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
March 31, 2012
Tax exempt bonds	$367,505	3,125	—	—	367,505	3,125
Taxable bonds	215,199	1,283	—	—	215,199	1,283
Restricted investments	169,051	949	—	—	169,051	949
Equity securities	63,319	6,179	5,791	1,228	69,110	7,407

Total temporarily impaired AFS securities	$815,074	11,536	5,791	1,228	820,865	12,764

December 31, 2011
Tax exempt bonds	$138,892	536	6,026	14	144,918	550
Taxable bonds	201,538	1,514	—	—	201,538	1,514
Restricted investments	166,981	3,019	—	—	166,981	3,019
Equity securities	86,236	13,899	1,889	375	88,125	14,274

Total temporarily impaired AFS securities	$593,647	18,968	7,915	389	601,562	19,357

There are 295 AFS securities issues contributing to the total unrealized loss of $12,764,000 as of March 31, 2012. Unrealized losses related to debt securities are primarily driven by interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily driven by stock market volatility.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)    Consolidation of Joint Ventures and Long-Term Debt

From time to time, the Company enters into Joint Ventures (JV), in the legal form of limited liability companies, with certain real estate developers to partner in the development of shopping centers with the Company as the anchor tenant. The Company consolidates certain of these JVs in which it has a controlling financial interest. The Company is considered to have a controlling financial interest in a JV when it has (1) the power to direct the activities of the JV that most significantly impact the JV’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the JV that could potentially be significant to such JV.

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

As of March 31, 2012, the carrying amounts of the assets and liabilities of the consolidated JVs were $177,079,000 and $76,787,000, respectively. As of December 31, 2011, the carrying amounts of the assets and liabilities of the consolidated JVs were $177,226,000 and $76,249,000, respectively. The assets are owned by, and the liabilities are obligations of, the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2012 and 2011 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.

The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. The Company assumed loans totaling $6,450,000 during the three months ended March 31, 2012. No loans were assumed during the three months ended March 26, 2011. Maturities of JV loans range from July 2012 through January 2015 and have either (1) fixed interest rates ranging from 4.5% to 5.3% or (2) variable interest rates based on a LIBOR index plus basis points ranging from 195 basis points to 250 basis points. Maturities of assumed shopping center loans range from September 2013 through January 2027 and have fixed interest rates ranging from 5.1% to 7.5%.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)    Retirement Plan

The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a 15-month period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $158,303,000 and $116,824,000 as of March 31, 2012 and December 31, 2011, respectively. The cost of the shares held by the ESOP totaled $2,233,662,000 and $2,020,393,000 as of March 31, 2012 and December 31, 2011, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $2,391,965,000 and $2,137,217,000 as of March 31, 2012 and December 31, 2011, respectively. The fair value of the shares held by the ESOP totaled $5,602,392,000 and $4,917,283,000 as of March 31, 2012 and December 31, 2011, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina and Tennessee. As of March 31, 2012, the Company operated 1,053 supermarkets.

Results of Operations

Sales

Sales for the three months ended March 31, 2012 were $7.1 billion as compared with $6.8 billion for the three months ended March 26, 2011, an increase of $282.4 million or a 4.2% increase. The Company estimates that its sales increased $58.4 million or 0.9% from new supermarkets and $224.0 million or 3.3% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. Comparable store sales for the three months ended March 31, 2012 increased primarily due to product cost inflation and increased customer counts resulting from a better economic climate.

Gross profit

Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.7% and 28.1% for the three months ended March 31, 2012 and March 26, 2011, respectively. The decrease in gross profit as a percentage of sales for the three months ended March 31, 2012 as compared with the three months ended March 26, 2011 was primarily due to an increase in the last-in, first-out reserve, an increase in promotional activity and product cost increases, some of which were not passed on to customers.

Operating and administrative expenses

Operating and administrative expenses as a percentage of sales were 20.0% and 20.4% for the three months ended March 31, 2012 and March 26, 2011, respectively. The decrease in operating expenses as a percentage of sales for the three months ended March 31, 2012 as compared with the three months ended March 26, 2011 was primarily due to a 0.4% decrease in payroll as a percentage of sales primarily due to more effective scheduling.

Investment income, net

Investment income, net was $18.3 million and $25.1 million for the three months ended March 31, 2012 and March 26, 2011, respectively. The decrease in investment income, net for the three months ended March 31, 2012 as compared with the three months ended March 26, 2011 was primarily due to a decrease in realized gains on the sale of equity securities. There were no OTTI losses on AFS for the three months ended March 31, 2012 and March 26, 2011.

Income taxes

The effective income tax rate was 34.4% and 34.1% for the three months ended March 31, 2012 and March 26, 2011, respectively. The effective income tax rate for the three months ended March 31, 2012 as compared with the three months ended March 26, 2011 remained relatively unchanged.

Net earnings

Net earnings were $409.4 million or $0.52 per share and $398.2 million or $0.51 per share for the three months ended March 31, 2012 and March 26, 2011, respectively. Net earnings as a percentage of sales were 5.8% and 5.9% for the three months ended March 31, 2012 and March 26, 2011, respectively. The decrease in net earnings as a percentage of sales for the three months ended March 31, 2012 as compared with the three months ended March 26, 2011 was primarily due to a decrease in gross profit as a percentage of sales partially offset by a decrease in operating and administrative expenses as a percentage of sales, as noted above.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $5,415.0 million as of March 31, 2012, as compared with $4,620.1 million as of December 31, 2011. This increase is primarily due to the difference in net cash provided by operating activities for the first quarter 2012 of $1,001.6 million compared to the fourth quarter 2011 of $447.5 million. The difference is primarily due to the timing of payments, particularly for merchandise and income taxes. This excess was invested in short-term and long-term investments.

Net cash provided by operating activities

Net cash provided by operating activities was $1,001.6 million for the three months ended March 31, 2012, as compared with $961.6 million for the three months ended March 26, 2011. The increase in cash provided by operating activities for the three months ended March 31, 2012 as compared with the three months ended March 26, 2011 remained relatively unchanged. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities

Net cash used in investing activities was $656.9 million for the three months ended March 31, 2012, as compared with $644.5 million for the three months ended March 26, 2011. For the three months ended March 31, 2012, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $133.0 million. These expenditures were incurred in connection with the opening of seven new supermarkets (including one replacement supermarket) and remodeling 13 supermarkets. No supermarkets were closed during the period. The replacement supermarket opened during the three months ended March 31, 2012 replaced one of the supermarkets closed in 2011. New supermarkets added 0.3 million square feet in the three months ended March 31, 2012, an increase of 0.7%. Expenditures were also incurred for the acquisition of shopping centers with the Company as the anchor tenant, new or enhanced information technology hardware and applications and the expansion of warehouses. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $525.3 million.

For the three months ended March 26, 2011, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $114.3 million. These expenditures were incurred in connection with the opening of three new supermarkets and remodeling 19 supermarkets. Four supermarkets were closed during the period. All of the supermarkets closed during the three months ended March 26, 2011 were replaced on site in subsequent periods. Expenditures were also incurred for new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $531.5 million.

Capital expenditure projection

Capital expenditures for the remainder of 2012 are expected to be approximately $597 million, primarily consisting of new supermarkets, remodeling certain existing supermarkets, expansion of warehouses, new or enhanced information technology hardware and applications and the acquisition of certain shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities

Net cash used in financing activities was $93.7 million for the three months ended March 31, 2012, as compared with $73.2 million for the three months ended March 26, 2011. The primary use of net cash in financing activities was funding net common stock repurchases. Net common stock repurchases totaled $93.4 million for the three months ended March 31, 2012, as compared with $72.0 million for the three months ended March 26, 2011. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), 401(k) Plan, ESOP and Non-

Employee Directors Stock Purchase Plan (Directors Plan). The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends

On March 6, 2012, the Company declared an annual cash dividend on its common stock of $0.59 per share or approximately $464.6 million, payable on June 1, 2012 to stockholders of record as of the close of business April 30, 2012. On June 1, 2011, the Company paid an annual cash dividend on its common stock of $0.53 per share or $418.7 million.

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

Due to the increasing costs for less insurance coverage, the Company no longer has insurance for property, plant and equipment losses and is self insured for these losses.

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

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As reported in the Company’s Form 10-K for the year ended December 31, 2011, the Company is a party in various legal claims and actions considered in the normal course of business. The Company believes its recorded reserves are adequate in light of the probable and estimable liabilities. The estimated amount of reasonably possible losses for claims, individually and in the aggregate, is considered to be immaterial. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from those disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares of common stock repurchased by the Company during the three months ended March 31, 2012 were as follows (amounts are in thousands, except per share amounts):

	$000,000,000,000,000	$000,000,000,000,000	$000,000,000,000,000	$000,000,000,000,000
	Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased	Share	Programs (1)	Programs (1)

January 1, 2012 through February 4, 2012	1,371	$20.20	N/A	N/A

February 5, 2012 through March 3, 2012	2,735	21.38	N/A	N/A

March 4, 2012 through March 31, 2012	2,486	22.40	N/A	N/A

Total	6,592	$21.52	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended March 31, 2012 required to be disclosed in the last two columns of the table.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date: May 10, 2012	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date: May 10, 2012	/s/ David P. Phillips
David P. Phillips, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)