Form 10-Q
period 2012-06-30
PUBLIX SUPER MARKETS INC
filed 2012-08-09
CIK 81061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes                 No     X

The number of shares of the Registrant’s common stock outstanding as of July 20, 2012 was 782,897,000.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts are in thousands, except par value)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$299,208	366,853
Short-term investments	650,967	447,972
Trade receivables	505,551	542,990
Merchandise inventories	1,314,301	1,361,709
Deferred tax assets	68,062	59,400
Prepaid expenses	36,009	24,316

Total current assets	2,874,098	2,803,240

Long-term investments	4,155,087	3,805,283
Other noncurrent assets	188,559	171,179

Property, plant and equipment	8,737,469	8,621,316
Accumulated depreciation	(4,185,240)	(4,132,786)

Net property, plant and equipment	4,552,229	4,488,530

	$11,769,973	11,268,232

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,215,277	1,133,120
Accrued expenses:
Contribution to retirement plans	282,140	405,818
Self-insurance reserves	128,070	125,569
Salaries and wages	189,165	110,207
Other	314,552	221,713
Current portion of long-term debt	56,522	15,124
Federal and state income taxes	---	39,225

Total current liabilities	2,185,726	2,050,776

Deferred tax liabilities	300,537	316,802
Self-insurance reserves	224,342	219,660
Accrued postretirement benefit cost	103,849	103,595
Long-term debt	82,610	119,460
Other noncurrent liabilities	116,666	116,482

Total liabilities	3,013,730	2,926,775

Common stock related to Employee Stock Ownership Plan (ESOP)	2,334,234	2,137,217

Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued and outstanding 790,157 shares in 2012 and 779,675 shares in 2011	790,157	779,675
Additional paid-in capital	1,584,900	1,354,881
Retained earnings	6,457,609	6,131,193
Treasury stock at cost, 7,033 shares in 2012	(158,892)	---
Accumulated other comprehensive earnings	36,763	30,261
Common stock related to ESOP	(2,334,234)	(2,137,217)

Total stockholders’ equity	6,376,303	6,158,793

Noncontrolling interests	45,706	45,447

Total equity	8,756,243	8,341,457

	$11,769,973	11,268,232

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Three Months Ended
	June 30, 2012	June 25, 2011
	(Unaudited)
Revenues:
Sales	$6,782,622	6,573,029
Other operating income	55,804	48,604

Total revenues	6,838,426	6,621,633

Costs and expenses:
Cost of merchandise sold	4,888,084	4,696,280
Operating and administrative expenses	1,403,816	1,382,982

Total costs and expenses	6,291,900	6,079,262

Operating profit	546,526	542,371

Investment income, net	24,864	31,873
Other income, net	6,853	6,368

Earnings before income tax expense	578,243	580,612
Income tax expense	196,612	198,243

Net earnings	$381,631	382,369

Weighted average shares outstanding	786,086	789,074

Basic and diluted earnings per share	$0.49	0.48

Cash dividends paid per common share	$0.59	0.53

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Amounts are in thousands)
	Three Months Ended
	June 30, 2012	June 25, 2011
	(Unaudited)
Net earnings	$381,631	382,369

Other comprehensive (losses) earnings:
Unrealized (loss) gain on available-for-sale (AFS) securities, net of tax effect of ($7,884) and $7,438 in 2012 and 2011, respectively	(12,519)	11,812

Reclassification adjustment for net realized gain on AFS securities, net of tax effect of ($1,609) and ($4,840) in 2012 and 2011, respectively	(2,555)	(7,687)

Adjustment to postretirement benefit plan obligation, net of tax effect of $301 and $104 in 2012 and 2011, respectively	478	164

Comprehensive earnings	$367,035	386,658

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Six Months Ended
	June 30, 2012	June 25, 2011
	(Unaudited)
Revenues:
Sales	$13,853,068	13,361,060
Other operating income	111,453	96,976

Total revenues	13,964,521	13,458,036

Costs and expenses:
Cost of merchandise sold	9,997,362	9,573,603
Operating and administrative expenses	2,821,284	2,770,342

Total costs and expenses	12,818,646	12,343,945

Operating profit	1,145,875	1,114,091

Investment income, net	43,203	57,005
Other income, net	13,142	13,545

Earnings before income tax expense	1,202,220	1,184,641
Income tax expense	411,178	404,105

Net earnings	$791,042	780,536

Weighted average shares outstanding	784,083	785,901

Basic and diluted earnings per share	$1.01	0.99

Cash dividends paid per common share	$0.59	0.53

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Amounts are in thousands)
	Six Months Ended
	June 30, 2012	June 25, 2011
	(Unaudited)
Net earnings	$791,042	780,536

Other comprehensive earnings:
Unrealized gain on AFS securities, net of tax effect of $5,193 and $13,723 in 2012 and 2011, respectively	8,247	21,792

Reclassification adjustment for net realized gain on AFS securities, net of tax effect of ($1,701) and ($7,944) in 2012 and 2011, respectively	(2,701)	(12,616)

Adjustment to postretirement benefit plan obligation, net of tax effect of $602 and $207 in 2012 and 2011, respectively	956	329

Comprehensive earnings	$797,544	790,041

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts are in thousands)

	Six Months Ended
	June 30, 2012	June 25, 2011
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$13,916,345	13,389,306
Cash paid to employees and suppliers	(12,052,617)	(11,727,522)
Income taxes paid	(481,586)	(420,347)
Self-insured claims paid	(135,642)	(136,572)
Dividends and interest received	86,189	70,695
Other operating cash receipts	107,590	92,903
Other operating cash payments	(6,418)	(6,384)

Net cash provided by operating activities	1,433,861	1,262,079

Cash flows from investing activities:
Payment for property, plant and equipment	(308,772)	(259,423)
Proceeds from sale of property, plant and equipment	2,984	3,155
Payment for investments	(881,593)	(1,068,023)
Proceeds from sale and maturity of investments	349,441	324,978

Net cash used in investing activities	(837,940)	(999,313)

Cash flows from financing activities:
Payment for acquisition of common stock	(278,357)	(233,498)
Proceeds from sale of common stock	81,060	88,623
Dividends paid	(464,626)	(418,680)
Repayments of long-term debt	(1,902)	(1,005)
Other, net	259	(1,111)

Net cash used in financing activities	(663,566)	(565,671)

Net decrease in cash and cash equivalents	(67,645)	(302,905)

Cash and cash equivalents at beginning of period	366,853	605,901

Cash and cash equivalents at end of period	$299,208	302,996

See accompanying notes to condensed consolidated financial statements.	(Continued)

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts are in thousands)

	Six Months Ended
	June 30, 2012	June 25, 2011
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$791,042	780,536

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	245,222	248,662
Retirement contributions paid or payable in common stock	155,227	159,659
Deferred income taxes	(29,021)	(1,456)
Loss on disposal and impairment of property, plant and equipment	10,018	5,043
Gain on AFS securities	(4,402)	(20,560)
Net amortization of investments	51,908	35,699
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	36,358	7,793
Merchandise inventories	47,408	61,891
Prepaid expenses and other noncurrent assets	(33,913)	(11,441)
Accounts payable and accrued expenses	195,921	3,098
Self-insurance reserves	7,183	13,447
Federal and state income taxes	(41,086)	(14,951)
Other noncurrent liabilities	1,996	(5,341)

Total adjustments	642,819	481,543

Net cash provided by operating activities	$1,433,861	1,262,079

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. Due to the seasonal nature of the Company’s business, the results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the entire 2012 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Following is a summary of fair value measurements for AFS securities as of June 30, 2012 and December 31, 2011:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
June 30, 2012	$4,806,054	543,711	4,262,343	---
December 31, 2011	4,253,255	473,099	3,780,156	---

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

Following is a summary of AFS securities as of June 30, 2012 and December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
June 30, 2012
Tax exempt bonds	$2,860,946	37,717	975	2,897,688
Taxable bonds	1,330,983	19,120	492	1,349,611
Restricted investments	170,000	---	776	169,224
Equity securities	362,208	44,044	16,721	389,531

	$4,724,137	100,881	18,964	4,806,054

December 31, 2011
Tax exempt bonds	$2,488,135	36,657	550	2,524,242
Taxable bonds	1,226,136	20,015	1,514	1,244,637
Restricted investments	170,000	---	3,019	166,981
Equity securities	296,105	35,564	14,274	317,395

	$4,180,376	92,236	19,357	4,253,255

Realized gains on sales of AFS securities totaled $7,228,000 and $13,476,000 for the three months ended June 30, 2012 and June 25, 2011, respectively, and $9,777,000 and $22,736,000 for the six months ended June 30, 2012 and June 25, 2011, respectively. Realized losses on sales of AFS securities totaled $3,064,000 and $949,000 for the three months ended June 30, 2012 and June 25, 2011, respectively, and $5,375,000 and $2,176,000 for the six months ended June 30, 2012 and June 25, 2011, respectively. There were no OTTI losses on AFS securities for the three and six months ended June 30, 2012 and June 25, 2011.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of AFS securities by expected maturity as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$647,811	650,967	445,296	447,972
Due after one year through five years	2,722,156	2,757,828	2,492,484	2,524,020
Due after five years through ten years	469,594	476,333	348,427	356,808
Due after ten years	352,368	362,171	428,064	440,079

	4,191,929	4,247,299	3,714,271	3,768,879
Restricted investments	170,000	169,224	170,000	166,981
Equity securities	362,208	389,531	296,105	317,395

	$4,724,137	4,806,054	4,180,376	4,253,255

Following is a summary of temporarily impaired AFS securities by the time period impaired as of June 30, 2012 and December 31, 2011:

	Less Than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
June 30, 2012
Tax exempt bonds	$257,992	975	---	---	257,992	975
Taxable bonds	175,903	492	---	---	175,903	492
Restricted investments	169,224	776	---	---	169,224	776
Equity securities	107,847	14,087	12,395	2,634	120,242	16,721
Total temporarily impaired AFS securities	$710,966	16,330	12,395	2,634	723,361	18,964

December 31, 2011
Tax exempt bonds	$138,892	536	6,026	14	144,918	550
Taxable bonds	201,538	1,514	---	---	201,538	1,514
Restricted investments	166,981	3,019	---	---	166,981	3,019
Equity securities	86,236	13,899	1,889	375	88,125	14,274
Total temporarily impaired AFS securities	$593,647	18,968	7,915	389	601,562	19,357

There are 353 AFS securities issues contributing to the total unrealized loss of $18,964,000 as of June 30, 2012. Unrealized losses related to debt securities are primarily driven by interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily driven by stock market volatility.

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

As of June 30, 2012, the carrying amounts of the assets and liabilities of the consolidated JVs were $177,032,000 and $77,222,000, respectively. As of December 31, 2011, the carrying amounts of the assets and liabilities of the consolidated JVs were $177,226,000 and $76,249,000, respectively. The assets are owned by, and the liabilities are obligations of, the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2012 and 2011 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.

The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. The Company assumed loans totaling $6,450,000 and $20,476,000 during the six months ended June 30, 2012 and June 25, 2011, respectively. Maturities of JV loans range from July 2012 through January 2015 and have either (1) fixed interest rates ranging from 4.5% to 5.3% or (2) variable interest rates based on a LIBOR index plus basis points ranging from 195 basis points to 250 basis points. Maturities of assumed shopping center loans range from September 2013 through January 2027 and have fixed interest rates ranging from 5.1% to 7.5%.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)    Retirement Plan

The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a 15-month period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $136,233,000 and $116,824,000 as of June 30, 2012 and December 31, 2011, respectively. The cost of the shares held by the ESOP totaled $2,198,001,000 and $2,020,393,000 as of June 30, 2012 and December 31, 2011, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $2,334,234,000 and $2,137,217,000 as of June 30, 2012 and December 31, 2011, respectively. The fair value of the shares held by the ESOP totaled $5,587,805,000 and $4,917,283,000 as of June 30, 2012 and December 31, 2011, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina and Tennessee. As of June 30, 2012, the Company operated 1,053 supermarkets.

Results of Operations

Sales

Sales for the three months ended June 30, 2012 were $6.8 billion as compared with $6.6 billion for the three months ended June 25, 2011, an increase of $209.6 million or a 3.2% increase. The Company estimates that its sales increased $84.7 million or 1.3% from new supermarkets and $124.9 million or 1.9% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. Sales for the six months ended June 30, 2012 were $13.9 billion as compared with $13.4 billion for the six months ended June 25, 2011, an increase of $492.0 million or a 3.7% increase. The Company estimates that its sales increased $144.6 million or 1.1% from new supermarkets and $347.4 million or 2.6% from comparable store sales. Comparable store sales for the three and six months ended June 30, 2012 increased primarily due to product cost inflation and increased customer counts but continue to be impacted by the difficult economy.

Gross profit

Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.9% and 28.6% for the three months ended June 30, 2012 and June 25, 2011, respectively. Gross profit as a percentage of sales was 27.8% and 28.3% for the six months ended June 30, 2012 and June 25, 2011, respectively. The decreases in gross profit as a percentage of sales for the three and six months ended June 30, 2012 as compared with the three and six months ended June 25, 2011 were primarily due to increases in the last-in, first-out reserve, increases in promotional activity and product cost increases, some of which were not passed on to customers.

Operating and administrative expenses

Operating and administrative expenses as a percentage of sales were 20.7% and 21.0% for the three months ended June 30, 2012 and June 25, 2011, respectively. Operating and administrative expenses as a percentage of sales were 20.4% and 20.7% for the six months ended June 30, 2012 and June 25, 2011, respectively. The decreases in operating and administrative expenses as a percentage of sales for the three and six months ended June 30, 2012 as compared with the three and six months ended June 25, 2011 were primarily due to a 0.3% decrease in payroll as a percentage of sales primarily due to more effective scheduling.

Investment income, net

Investment income, net was $24.9 million and $31.9 million for the three months ended June 30, 2012 and June 25, 2011, respectively. Investment income, net was $43.2 million and $57.0 million for the six months ended June 30, 2012 and June 25, 2011, respectively. The decrease in investment income, net for the three and six months ended June 30, 2012 as compared with the three and six months ended June 25, 2011 was primarily due to a decrease in realized gains on the sale of equity securities. There were no OTTI losses on AFS for the three and six months ended June 30, 2012 and June 25, 2011.

Income taxes

The effective income tax rate was 34.0% and 34.1% for the three months ended June 30, 2012 and June 25, 2011, respectively. The effective income tax rate was 34.2% and 34.1% for the six months ended June 30, 2012 and June 25, 2011, respectively. The effective income tax rate for the three and six months ended June 30, 2012 as compared with the three and six months ended June 25, 2011 remained relatively unchanged.

Net earnings

Net earnings were $381.6 million or $0.49 per share and $382.4 million or $0.48 per share for the three months ended June 30, 2012 and June 25, 2011, respectively. Net earnings as a percentage of sales were 5.6% and 5.8% for the three months ended June 30, 2012 and June 25, 2011, respectively. Net earnings were $791.0 million or $1.01 per share and $780.5 million or $0.99 per share for the six months ended June 30, 2012 and June 25, 2011, respectively. Net earnings as a percentage of sales were 5.7% and 5.8% for the six months ended June 30, 2012 and June 25, 2011, respectively. The decreases in net earnings as a percentage of sales for the three and six months ended June 30, 2012 as compared with the three and six months ended June 25, 2011 were primarily due to decreases in gross profit as a percentage of sales partially offset by decreases in operating and administrative expenses as a percentage of sales, as noted above.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $5,105.3 million as of June 30, 2012, as compared with $4,620.1 million as of December 31, 2011. This increase was primarily due to the Company generating cash in excess of the amount needed for current operations and the timing of payments, particularly for merchandise.

Net cash provided by operating activities

Net cash provided by operating activities was $1,433.9 million for the six months ended June 30, 2012, as compared with $1,262.1 million for the six months ended June 25, 2011. The increase in cash provided by operating activities for the six months ended June 30, 2012 as compared with the six months ended June 25, 2011 was primarily due to the timing of payments, particularly for merchandise. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities

Net cash used in investing activities was $837.9 million for the six months ended June 30, 2012, as compared with $999.3 million for the six months ended June 25, 2011. For the six months ended June 30, 2012, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $308.8 million. These expenditures were incurred in connection with the opening of 10 new supermarkets (including two replacement supermarkets) and remodeling 40 supermarkets. Three supermarkets were closed during the period. Replacement supermarkets opened during the six months ended June 30, 2012 replaced one supermarket closed during the same period and one supermarket closed in 2011 that was replaced on site. New supermarkets added 0.3 million square feet in the six months ended June 30, 2012, an increase of 0.7%. Expenditures were also incurred for the acquisition of shopping centers with the Company as the anchor tenant, the expansion of warehouses and new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $532.2 million.

For the six months ended June 25, 2011, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $259.4 million. These expenditures were incurred in connection with the opening of 11 new supermarkets (including three replacement supermarkets) and remodeling 42 supermarkets. Nine supermarkets were closed during the period. Replacement supermarkets opened during the six months ended June 25, 2011 replaced three of the nine supermarkets closed during the same period. The remaining six supermarkets closed during the six months ended June 25, 2011 were replaced on site in subsequent periods. New supermarkets added 0.2 million square feet in the six months ended June 25, 2011, an increase of 0.3%. Expenditures were also incurred for the acquisition of shopping centers with the Company as the anchor tenant and new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $743.0 million.

Capital expenditure projection

Capital expenditures for the remainder of 2012 are expected to be approximately $421 million, primarily consisting of new supermarkets, remodeling certain existing supermarkets, expansion of warehouses, new or enhanced information technology hardware and applications and the acquisition of certain shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities

Net cash used in financing activities was $663.6 million for the six months ended June 30, 2012, as compared with $565.7 million for the six months ended June 25, 2011. The primary use of net cash in financing activities was funding net common stock repurchases and payment of the annual cash dividend. Net common stock repurchases totaled $197.3 million for the six months ended June 30, 2012, as compared with $144.9 million for the six months ended June 25, 2011. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), 401(k) Plan, ESOP and Non-Employee Directors Stock Purchase Plan (Directors Plan). The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends

The Company paid an annual cash dividend on its common stock of $0.59 per share or $464.6 million, on June 1, 2012 to stockholders of record as of the close of business April 30, 2012. On June 1, 2011, the Company paid an annual cash dividend on its common stock of $0.53 per share or $418.7 million.

Cash requirements

In 2012, the cash requirements for current operations, capital expenditures and common stock repurchases are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

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

Item 4.    Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Shares of common stock repurchased by the Company during the three months ended June 30, 2012 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2012 through May 5, 2012	1,810	$22.61	N/A	N/A
May 6, 2012 through June 2, 2012	2,226	22.70	N/A	N/A
June 3, 2012 through June 30, 2012	1,984	22.70	N/A	N/A
Total	6,020	$22.67	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended June 30, 2012 required to be disclosed in the last two columns of the table.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date: August 9, 2012	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date: August 9, 2012	/s/ David P. Phillips
David P. Phillips, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)