Form 10-Q
period 2012-09-29
PUBLIX SUPER MARKETS INC
filed 2012-11-08
CIK 81061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Yes                 No     X

The number of shares of the Registrant’s common stock outstanding as of October 19, 2012 was 780,202,000.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts are in thousands, except par value)

	September 29, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$424,010	366,853
Short-term investments	735,018	447,972
Trade receivables	502,235	542,990
Merchandise inventories	1,363,262	1,361,709
Deferred tax assets	66,635	59,400
Prepaid expenses	37,722	24,316

Total current assets	3,128,882	2,803,240

Long-term investments	4,288,345	3,805,283
Other noncurrent assets	202,320	171,179

Property, plant and equipment	8,821,065	8,621,316
Accumulated depreciation	(4,225,919)	(4,132,786)

Net property, plant and equipment	4,595,146	4,488,530

	$12,214,693	11,268,232

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,218,571	1,133,120
Accrued expenses:
Contribution to retirement plans	349,965	405,818
Self-insurance reserves	125,980	125,569
Salaries and wages	213,647	110,207
Other	318,241	221,713
Current portion of long-term debt	43,731	15,124
Federal and state income taxes	---	39,225

Total current liabilities	2,270,135	2,050,776

Deferred tax liabilities	317,075	316,802
Self-insurance reserves	224,513	219,660
Accrued postretirement benefit cost	104,282	103,595
Long-term debt	92,216	119,460
Other noncurrent liabilities	115,838	116,482

Total liabilities	3,124,059	2,926,775

Common stock related to Employee Stock Ownership Plan (ESOP)	2,294,158	2,137,217

Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued and outstanding 791,965 shares in 2012 and 779,675 shares in 2011	791,965	779,675
Additional paid-in capital	1,622,866	1,354,881
Retained earnings	6,826,035	6,131,193
Treasury stock at cost, 11,284 shares in 2012	(252,807)	---
Accumulated other comprehensive earnings	55,909	30,261
Common stock related to ESOP	(2,294,158)	(2,137,217)

Total stockholders’ equity	6,749,810	6,158,793

Noncontrolling interests	46,666	45,447

Total equity	9,090,634	8,341,457

	$12,214,693	11,268,232

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Three Months Ended
	September 29, 2012		September 24, 2011
	(Unaudited)
Revenues:
Sales		$6,652,102	6,369,656
Other operating income		50,149	55,723

Total revenues		6,702,251	6,425,379

Costs and expenses:
Cost of merchandise sold		4,817,425	4,651,148
Operating and administrative expenses		1,390,590	1,327,396

Total costs and expenses		6,208,015	5,978,544

Operating profit		494,236	446,835

Investment income		23,205	22,757
Other-than-temporary impairment losses		---	(6,082)

Investment income, net		23,205	16,675

Other income, net		6,750	14,308

Earnings before income tax expense		524,191	477,818
Income tax expense		155,765	165,916

Net earnings		$368,426	311,902

Weighted average shares outstanding		782,765	786,019

Basic and diluted earnings per share		$0.47	0.40

Dividends paid per common share	$	---	---

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts are in thousands)

	Three Months Ended
	September 29, 2012	September 24, 2011
	(Unaudited)
Net earnings	$368,426	311,902

Other comprehensive earnings (losses):
Unrealized gain (loss) on available-for-sale (AFS) securities, net of tax effect of $13,103 and ($14,589) in 2012 and 2011, respectively	20,808	(23,168)

Reclassification adjustment for net realized (gain) loss on AFS securities, net of tax effect of ($1,347) and $343 in 2012 and 2011, respectively	(2,140)	545

Adjustment to postretirement benefit plan obligation, net of tax effect of $301 and $103 in 2012 and 2011, respectively	478	164

Comprehensive earnings	$387,572	289,443

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts are in thousands, except per share amounts)

	Nine Months Ended
	September 29, 2012	September 24, 2011
	(Unaudited)
Revenues:
Sales	$20,505,170	19,730,716
Other operating income	161,602	152,699

Total revenues	20,666,772	19,883,415

Costs and expenses:
Cost of merchandise sold	14,814,787	14,224,751
Operating and administrative expenses	4,211,874	4,097,738

Total costs and expenses	19,026,661	18,322,489

Operating profit	1,640,111	1,560,926

Investment income	66,408	79,762
Other-than-temporary impairment losses	---	(6,082)

Investment income, net	66,408	73,680

Other income, net	19,893	27,854

Earnings before income tax expense	1,726,412	1,662,460
Income tax expense	566,944	570,022

Net earnings	$1,159,468	1,092,438

Weighted average shares outstanding	783,643	785,940

Basic and diluted earnings per share	$1.48	1.39

Dividends paid per common share	$0.59	0.53

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts are in thousands)

	Nine Months Ended
	September 29, 2012	September 24, 2011
	(Unaudited)
Net earnings	$1,159,468	1,092,438

Other comprehensive earnings (losses):
Unrealized gain (loss) on AFS securities, net of tax effect of $18,296 and ($866) in 2012 and 2011, respectively	29,055	(1,376)

Reclassification adjustment for net realized gain on AFS securities, net of tax effect of ($3,048) and ($7,601) in 2012 and 2011, respectively	(4,841)	(12,071)

Adjustment to postretirement benefit plan obligation, net of tax effect of $903 and $310 in 2012 and 2011, respectively	1,434	493

Comprehensive earnings	$1,185,116	1,079,484

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts are in thousands)

	Nine Months Ended
	September 29, 2012	September 24, 2011
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$20,587,069	19,796,702
Cash paid to employees and suppliers	(17,958,788)	(17,392,751)
Income taxes paid	(638,757)	(535,358)
Self-insured claims paid	(215,979)	(208,424)
Dividends and interest received	130,603	97,757
Other operating cash receipts	155,707	146,617
Other operating cash payments	(10,052)	(10,838)

Net cash provided by operating activities	2,049,803	1,893,705

Cash flows from investing activities:
Payment for capital expenditures	(490,484)	(400,599)
Proceeds from sale of property, plant and equipment	4,357	4,399
Payment for investments	(1,446,264)	(1,501,096)
Proceeds from sale and maturity of investments	672,022	537,936

Net cash used in investing activities	(1,260,369)	(1,359,360)

Cash flows from financing activities:
Payment for acquisition of common stock	(410,194)	(380,252)
Proceeds from sale of common stock	158,756	163,824
Dividends paid	(464,626)	(418,680)
Repayment of long-term debt	(17,432)	(24,073)
Other, net	1,219	(2,109)

Net cash used in financing activities	(732,277)	(661,290)

Net increase (decrease) in cash and cash equivalents	57,157	(126,945)

Cash and cash equivalents at beginning of period	366,853	605,901

Cash and cash equivalents at end of period	$424,010	478,956

See accompanying notes to condensed consolidated financial statements.	(Continued)

PUBLIX SUPER MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts are in thousands)

	Nine Months Ended
	September 29, 2012	September 24, 2011
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$1,159,468	1,092,438

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	368,316	371,258
Retirement contributions paid or payable in common stock	223,052	224,567
Deferred income taxes	(23,113)	25,836
Loss on disposal and impairment of property, plant and equipment	13,705	6,443
Gain on AFS securities	(7,889)	(19,672)
Net amortization of investments	79,458	55,862
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	40,406	15,010
Merchandise inventories	(1,553)	48,075
Prepaid expenses and other noncurrent assets	(5,572)	(13,655)
Accounts payable and accrued expenses	244,100	75,101
Self-insurance reserves	5,264	12,096
Federal and state income taxes	(48,219)	8,687
Other noncurrent liabilities	2,380	(8,341)

Total adjustments	890,335	801,267

Net cash provided by operating activities	$2,049,803	1,893,705

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. Due to the seasonal nature of the Company’s business, the results of operations for the three and nine months ended September 29, 2012 are not necessarily indicative of the results for the entire 2012 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Following is a summary of fair value measurements for AFS securities as of September 29, 2012 and December 31, 2011:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
September 29, 2012	$5,023,363	606,048	4,417,315	---

December 31, 2011	4,253,255	473,099	3,780,156	---

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

Following is a summary of AFS securities as of September 29, 2012 and December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
September 29, 2012
Tax exempt bonds	$3,047,848	45,269	10	3,093,107
Taxable bonds	1,292,663	21,827	43	1,314,447
Restricted investments	170,000	604	---	170,604
Equity securities	400,511	54,385	9,691	445,205

	$4,911,022	122,085	9,744	5,023,363
December 31, 2011
Tax exempt bonds	$2,488,135	36,657	550	2,524,242
Taxable bonds	1,226,136	20,015	1,514	1,244,637
Restricted investments	170,000	---	3,019	166,981
Equity securities	296,105	35,564	14,274	317,395

	$4,180,376	92,236	19,357	4,253,255

Realized gains on sales of AFS securities totaled $9,209,000 and $18,986,000 for the three and nine months ended September 29, 2012, respectively. Realized losses on sales of AFS securities totaled $5,722,000 and $11,097,000 for the three and nine months ended September 29, 2012, respectively. There were no OTTI losses on AFS securities for the three and nine months ended September 29, 2012.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Realized gains on sales of AFS securities totaled $7,260,000 and $29,996,000 for the three and nine months ended September 24, 2011, respectively. Realized losses on AFS securities totaled $8,148,000 and $10,324,000, including OTTI losses on equity securities of $6,082,000, for the three and nine months ended September 24, 2011, respectively. There were no OTTI losses on debt securities for the three and nine months ended September 24, 2011.

The amortized cost and fair value of AFS securities by expected maturity as of September 29, 2012 and December 31, 2011 are as follows:

	September 29, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)

Due in one year or less	$731,030	735,018	445,296	447,972

Due after one year through five years	2,809,061	2,851,636	2,492,484	2,524,020

Due after five years through ten years	522,757	534,130	348,427	356,808

Due after ten years	277,663	286,770	428,064	440,079

	4,340,511	4,407,554	3,714,271	3,768,879

Restricted investments	170,000	170,604	170,000	166,981

Equity securities	400,511	445,205	296,105	317,395

	$4,911,022	5,023,363	4,180,376	4,253,255

Following is a summary of temporarily impaired AFS securities by the time period impaired as of September 29, 2012 and December 31, 2011:

	Less Than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
September 29, 2012
Tax exempt bonds	$ 19,113	10	---	---	19,113	10
Taxable bonds	42,103	43	---	---	42,103	43
Equity securities	57,548	4,787	17,396	4,904	74,944	9,691
Total temporarily impaired AFS securities	$118,764	4,840	17,396	4,904	136,160	9,744

December 31, 2011
Tax exempt bonds	$138,892	536	6,026	14	144,918	550
Taxable bonds	201,538	1,514	---	---	201,538	1,514
Restricted investments	166,981	3,019	---	---	166,981	3,019
Equity securities	86,236	13,899	1,889	375	88,125	14,274
Total temporarily impaired AFS securities	$593,647	18,968	7,915	389	601,562	19,357

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There are 200 AFS securities issues contributing to the total unrealized loss of $9,744,000 as of September 29, 2012. Unrealized losses related to debt securities are primarily driven by interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily driven by stock market volatility.

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

As of September 29, 2012, the carrying amounts of the assets and liabilities of the consolidated JVs were $159,543,000 and $61,916,000, respectively. As of December 31, 2011, the carrying amounts of the assets and liabilities of the consolidated JVs were $177,226,000 and $76,249,000, respectively. The assets are owned by, and the liabilities are obligations of, the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2012 and 2011 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.

The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. The Company assumed loans totaling $18,795,000 and $28,497,000 during the nine months ended September 29, 2012 and September 24, 2011, respectively. Maturities of JV loans range from June 2013 through January 2015 and have either (1) fixed interest rates ranging from 4.5% to 5.3% or (2) variable interest rates based on a LIBOR index plus basis points ranging from 195 basis points to 250 basis points. Maturities of assumed shopping center loans range from September 2013 through January 2027 and have fixed interest rates ranging from 5.1% to 7.5%.

PUBLIX SUPER MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)    Retirement Plan

The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a 15-month period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $127,584,000 and $116,824,000 as of September 29, 2012 and December 31, 2011, respectively. The cost of the shares held by the ESOP totaled $2,166,574,000 and $2,020,393,000 as of September 29, 2012 and December 31, 2011, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $2,294,158,000 and $2,137,217,000 as of September 29, 2012 and December 31, 2011, respectively. The fair value of the shares held by the ESOP totaled $5,345,160,000 and $4,917,283,000 as of September 29, 2012 and December 31, 2011, respectively.

(6)    Subsequent Event

Due to the growth of the Company’s dividend over the last several years, the Company decided to begin paying a semi-annual dividend rather than an annual dividend on the Company’s common stock. To not delay any dividend payments to the Company’s stockholders, the first semi-annual dividend of $0.30 per share was declared on October 1, 2012, payable on December 3, 2012 to stockholders of record as of the close of business October 31, 2012. The Company estimates the dividend will be approximately $234,000,000. The Company plans to pay another semi-annual dividend in June 2013.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina and Tennessee. As of September 29, 2012, the Company operated 1,061 supermarkets. The Company has plans to open supermarkets in North Carolina beginning in 2014.

Results of Operations

Sales

Sales for the three months ended September 29, 2012 were $6.7 billion as compared with $6.4 billion for the three months ended September 24, 2011, an increase of $282.4 million or a 4.4% increase. The Company estimates that its sales increased $123.2 million or 1.9% from new supermarkets and $159.2 million or 2.5% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. Sales for the nine months ended September 29, 2012 were $20.5 billion as compared with $19.7 billion for the nine months ended September 24, 2011, an increase of $774.5 million or a 3.9% increase. The Company estimates that its sales increased $261.5 million or 1.3% from new supermarkets and $513.0 million or 2.6% from comparable store sales. Comparable store sales for the three and nine months ended September 29, 2012 increased primarily due to product cost inflation and increased customer counts but continue to be impacted by the difficult economy.

Gross profit

Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.6% and 27.0% for the three months ended September 29, 2012 and September 24, 2011, respectively. The increase in gross profit as a percentage of sales for the three months ended September 29, 2012 as compared with the three months ended September 24, 2011 was primarily due to a decrease in the last-in, first-out inventory reserve impact and a decrease in promotional activity. Gross profit as a percentage of sales was 27.8% and 27.9% for the nine months ended September 29, 2012 and September 24, 2011, respectively. Gross profit as a percentage of sales for the nine months ended September 29, 2012 as compared with the nine months ended September 24, 2011 remained relatively unchanged.

Operating and administrative expenses

Operating and administrative expenses as a percentage of sales were 20.9% and 20.8% for the three months ended September 29, 2012 and September 24, 2011, respectively. Operating and administrative expenses as a percentage of sales for the three months ended September 29, 2012 as compared with the three months ended September 24, 2011 remained relatively unchanged. Operating and administrative expenses as a percentage of sales were 20.5% and 20.8% for the nine months ended September 29, 2012 and September 24, 2011, respectively. The decrease in operating and administrative expenses as a percentage of sales for the nine months ended September 29, 2012 as compared with the nine months ended September 24, 2011 was primarily due to a 0.3% decrease in payroll as a percentage of sales primarily due to more effective scheduling.

Investment income, net

Investment income, net was $23.2 million and $16.7 million for the three months ended September 29, 2012 and September 24, 2011, respectively. The increase in investment income, net for the three months ended September 29, 2012 as compared with the three months ended September 24, 2011 was primarily due to the OTTI losses on equity securities recorded during the three months ended September 24, 2011. Investment income, net was $66.4 million and $73.7 million for the nine months ended September 29, 2012 and September 24, 2011, respectively. The decrease in investment income, net for the nine months ended September 29, 2012 as compared with the nine months ended September 24, 2011 was primarily due to a decrease in realized gains on the sale of equity securities partially offset by a decrease in OTTI losses on equity securities. There were no OTTI losses on AFS securities for the three and nine months ended September 29, 2012. The Company recorded OTTI losses on equity securities of $6.1 million for the three and nine months ended September 24, 2011. There were no OTTI losses on debt securities for the three and nine months ended September 24, 2011.

Income taxes

The effective income tax rate was 29.7% and 34.7% for the three months ended September 29, 2012 and September 24, 2011, respectively. The effective income tax rate was 32.8% and 34.3% for the nine months ended September 29, 2012 and September 24, 2011, respectively. The decrease in the effective income tax rate for the three and nine months ended September 29, 2012 as compared with the three and nine months ended September 24, 2011 was primarily due to a decrease in the estimated annual effective tax rate as a result of the dividends that will be paid to ESOP participants due to the declaration of the semi-annual dividend, as noted in Dividends below.

Net earnings

Net earnings were $368.4 million or $0.47 per share and $311.9 million or $0.40 per share for the three months ended September 29, 2012 and September 24, 2011, respectively. Net earnings as a percentage of sales were 5.5% and 4.9% for the three months ended September 29, 2012 and September 24, 2011, respectively. The increase in net earnings as a percentage of sales for the three months ended September 29, 2012 as compared with the three months ended September 24, 2011 was primarily due to an increase in gross profit as a percentage of sales and a decrease in the effective income tax rate, as noted above. Net earnings were $1,159.5 million or $1.48 per share and $1,092.4 million or $1.39 per share for the nine months ended September 29, 2012 and September 24, 2011, respectively. Net earnings as a percentage of sales were 5.7% and 5.5% for the nine months ended September 29, 2012 and September 24, 2011, respectively. The increase in net earnings as a percentage of sales for the nine months ended September 29, 2012 as compared with the nine months ended September 24, 2011 was primarily due to a decrease in operating and administrative expenses as a percentage of sales and a decrease in the effective income tax rate, as noted above.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $5,447.4 million as of September 29, 2012, as compared with $4,620.1 million as of December 31, 2011. This increase was primarily due to the Company generating cash in excess of the amount needed for current operations and the timing of payments, particularly for merchandise.

Net cash provided by operating activities

Net cash provided by operating activities was $2,049.8 million for the nine months ended September 29, 2012, as compared with $1,893.7 million for the nine months ended September 24, 2011. The increase in cash provided by operating activities for the nine months ended September 29, 2012 as compared with the nine months ended September 24, 2011 was primarily due to the timing of payments, particularly for merchandise. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities

Net cash used in investing activities was $1,260.4 million for the nine months ended September 29, 2012, as compared with $1,359.4 million for the nine months ended September 24, 2011. For the nine months ended September 29, 2012, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $490.5 million. These expenditures were incurred in connection with the opening of 19 new supermarkets (including five replacement supermarkets) and remodeling 67 supermarkets. Four supermarkets were closed during the period. Replacement supermarkets opened during the nine months ended September 29, 2012 replaced two supermarkets closed during the same period and three supermarkets closed in 2011 that were replaced on site. The remaining two supermarkets closed during the nine months ended September 29, 2012 will be replaced on site in subsequent periods. New supermarkets added 0.7 million square feet in the nine months ended September 29, 2012, an increase of 1.5%. Expenditures were also incurred for the acquisition of shopping centers with the Company as the anchor tenant, the expansion of warehouses and new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $774.2 million.

For the nine months ended September 24, 2011, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $400.6 million. These expenditures were incurred in connection with the opening of 15 new supermarkets (including four replacement supermarkets) and remodeling 70 supermarkets. Eleven supermarkets were closed during the period. Replacement supermarkets opened during the nine months ended September 24, 2011 replaced four of the 11 supermarkets closed during the same period. All of the remaining supermarkets closed during the nine months ended September 24, 2011 were replaced in subsequent periods and six of these supermarkets were replaced on site. New supermarkets added 0.2 million square feet in the nine months ended September 24, 2011, an increase of 0.5%. Expenditures were also incurred for the acquisition of shopping centers with the Company as the anchor tenant and new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $963.2 million.

Capital expenditure projection

Capital expenditures for the remainder of 2012 are expected to be approximately $240 million, primarily consisting of new supermarkets, remodeling certain existing supermarkets, expansion of warehouses, new or enhanced information technology hardware and applications and the acquisition of certain shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities

Net cash used in financing activities was $732.3 million for the nine months ended September 29, 2012, as compared with $661.3 million for the nine months ended September 24, 2011. The primary use of net cash in financing activities was funding net common stock repurchases and payment of the annual dividend (see change in frequency of dividend payments noted in Dividends below). Net common stock repurchases totaled $251.4 million for the nine months ended September 29, 2012, as compared with $216.4 million for the nine months ended September 24, 2011. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), 401(k) Plan, ESOP and Non-Employee Directors Stock Purchase Plan (Directors Plan). The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends

The Company paid an annual dividend on its common stock of $0.59 per share or $464.6 million and $0.53 per share or $418.7 million on June 1, 2012 and June 1, 2011, respectively.

Due to the growth of the Company’s dividend over the last several years, the Company decided to begin paying a semi-annual dividend rather than an annual dividend on the Company’s common stock. To not delay any dividend payments to the Company’s stockholders, the first semi-annual dividend of $0.30 per share was declared on October 1, 2012, payable on December 3, 2012 to stockholders of record as of the close of business October 31, 2012. The Company estimates the dividend will be approximately $234 million. The Company plans to pay another semi-annual dividend in June 2013.

Cash requirements

In 2012, the cash requirements for current operations, capital expenditures, common stock repurchases and dividend payments are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

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

Item 4.    Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Shares of common stock repurchased by the Company during the three months ended September 29, 2012 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2012 through August 4, 2012	2,125	$22.26	N/A	N/A
August 5, 2012 through September 1, 2012	1,883	22.00	N/A	N/A
September 2, 2012 through September 29, 2012	1,960	22.00	N/A	N/A
Total	5,968	$22.09	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended September 29, 2012 required to be disclosed in the last two columns of the table.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date: November 8, 2012	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date: November 8, 2012	/s/ David P. Phillips
David P. Phillips, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)