Form 10-K
period 2012-12-29
PUBLIX SUPER MARKETS INC
filed 2013-02-28
CIK 81061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes                No    X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes                No    X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.      Yes    X              No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

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

      Yes                 No    X

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8,618,027,000 as of June 29, 2012, the last trading day of the Registrant’s most recently completed second fiscal quarter.

The number of shares of the Registrant’s common stock outstanding as of February 5, 2013 was 773,972,000.

Documents Incorporated By Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Proxy Statement solicited for the 2013 Annual Meeting of Stockholders to be held on April 16, 2013.

PART I

Item 1. Business

Publix Super Markets, Inc. and its wholly owned subsidiaries (the Company) are in the primary business of operating retail food supermarkets in Florida, Georgia, Alabama, South Carolina and Tennessee. The Company has signed leases for supermarket sites in North Carolina expected to open in 2014. The Company was founded in 1930 and later merged into another corporation that was originally incorporated in 1921. The Company has no other significant lines of business or industry segments.

Merchandising and manufacturing

The Company sells grocery (including dairy, produce, deli, bakery, meat and seafood), health and beauty care, general merchandise, pharmacy, floral and other products and services. The percentage of consolidated sales by merchandise category for 2012, 2011 and 2010 was as follows:

	2012	2011	2010

Grocery	85%	86%	85%
Other	15%	14%	15%

	100%	100%	100%

The Company’s lines of merchandise include a variety of nationally advertised and private label brands as well as unbranded merchandise such as produce, meat and seafood. The Company receives the food and non-food products it distributes from many sources. These products are delivered to the supermarkets through Company distribution centers or directly from the suppliers and are generally available in sufficient quantities to enable the Company to adequately satisfy its customers. Approximately 73% of the total cost of products purchased is delivered to the supermarkets through the Company’s distribution centers. The Company believes that its sources of supply of these products and raw materials used in manufacturing are adequate for its needs and that it is not dependent upon a single supplier or relatively few suppliers. Private label items are produced in the Company’s dairy, bakery and deli manufacturing facilities or are manufactured for the Company by outside suppliers.

The Company has experienced no significant changes in the kinds of products sold or in its methods of distribution since the beginning of the fiscal year.

Store operations

The Company operated 1,069 supermarkets at the end of 2012, compared with 1,046 at the beginning of the year. In 2012, 31 supermarkets were opened (including 12 replacement supermarkets) and 113 supermarkets were remodeled. Eight supermarkets were closed during 2012. Replacement supermarkets opened in 2012 replaced seven of the supermarkets closed during the same period and five supermarkets closed in 2011 that were replaced on site. The remaining supermarket closed in 2012 will not be replaced. New supermarkets added 1.1 million square feet in 2012, an increase of 2.3%. At the end of 2012, the Company had 757 supermarkets located in Florida, 180 in Georgia, 52 in Alabama, 47 in South Carolina and 33 in Tennessee. Also, as of year end, the Company had four supermarkets under construction in Florida, three in Alabama, two in Tennessee and one each in Georgia and South Carolina.

Competition

The Company is engaged in the highly competitive retail food industry. Competition is based primarily on quality of goods and service, price, convenience, product mix and store location. The Company’s primary competition throughout its market areas is with several national and regional supermarket chains, independent supermarkets, supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores, restaurants and convenience stores. The Company anticipates continued competitor format innovation and location additions in 2013.

Working capital

The Company’s working capital at the end of 2012 consisted of $3,149.1 million in current assets and $2,221.0 million in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flows from operating activities presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Seasonality

The historical influx of winter residents to Florida and increased purchases of products during the traditional Thanksgiving, Christmas and Easter holidays typically result in seasonal sales increases between November and April of each year.

Employees

The Company had 158,000 full-time and part-time employees at the end of 2012. The Company considers its employee relations to be good.

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

Environmental matters

Compliance by the Company with federal, state and local environmental protection laws and regulations during 2012 had no material effect upon capital expenditures, results of operations or the competitive position of the Company.

Company information

This Annual Report on Form 10-K and the 2013 Proxy Statement will be mailed on or about March 14, 2013 to stockholders of record as of the close of business on February 5, 2013. These reports as well as Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports may also be obtained electronically, free of charge, through the Company’s website at www.publix.com/stock.

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

The Company’s results of operations are sensitive to changes in general economic conditions that impact consumer spending. Adverse economic conditions, including high unemployment, home foreclosures, declines in the stock market and the instability of the credit markets, could cause a reduction in consumer spending. Other conditions that could also affect disposable consumer income include increases in tax rates, increases in fuel and energy costs, increases in health care costs, the impact of natural disasters or acts of terrorism, and other factors. This reduction in the level of consumer spending could cause customers to purchase lower-margin items or to shift spending to lower-priced competitors, which could adversely affect the Company’s financial condition and results of operations.

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

The Company’s ability to obtain sites for new supermarkets and, to a lesser extent, acquire existing supermarket locations is dependent on identifying and entering into lease or purchase agreements on commercially reasonable terms for properties that are suitable for its needs. If the Company fails to identify suitable sites and enter into lease or purchase agreements on a timely basis for any reason, including competition from other companies seeking similar sites, the Company’s growth could be adversely affected because it may be unable to open new supermarkets as anticipated. Similarly, its business could be adversely affected if it is unable to renew the leases on its supermarkets on commercially reasonable terms.

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

The Company uses a combination of insurance coverage and self-insurance to provide for potential liability for workers’ compensation, general liability, fleet liability, employee benefits and directors and officers liability. The Company is self insured for property, plant and equipment losses. There is no assurance that the Company will be able to continue to maintain its insurance coverage or obtain comparable insurance coverage at a reasonable cost. Self-insurance reserves are determined based on actual claims experience and an estimate of claims incurred but not reported including, where necessary, actuarial studies. Actuarial projections of losses are subject to variability caused by, but not limited to, such factors as future interest and inflation rates, future economic conditions, litigation trends and benefit level changes. The Company’s financial condition and results of operations could be adversely affected by an increase in the frequency or costs of claims and changes in actuarial assumptions or a catastrophic event involving property, plant and equipment losses.

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

Item 1B.   Unresolved Staff Comments

None

Item 2.   Properties

At year end, the Company operated approximately 49.8 million square feet of supermarket space. The Company’s supermarkets vary in size. Current supermarket prototypes range from 28,000 to 61,000 square feet. Supermarkets are often located in strip shopping centers where the Company is the anchor tenant. The majority of the Company’s supermarkets are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by leases on other properties. Both the building and land are owned at 134 locations. The building is owned while the land is leased at 53 other locations.

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

Item 4.   Mine Safety Disclosures

Not applicable.

Executive Officers of the Company

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since

John A. Attaway, Jr.	54	Senior Vice President, General Counsel and Secretary of the Company.	2000

Hoyt R. Barnett	69	Vice Chairman of the Company and Trustee of the Employee Stock Ownership Plan.	1977

David E. Bornmann	55	Vice President of the Company.	1998

David E. Bridges	63	Vice President of the Company.	2000

Scott E. Brubaker	54	Vice President of the Company.	2005

Jeffrey G. Chamberlain	56	Director of Real Estate Strategy of the Company to January 2011, Vice President thereafter.	2011

William E. Crenshaw	62	President of the Company to March 2008, Chief Executive Officer thereafter.	1990

Joseph DiBenedetto, Jr.	53	Regional Director of Retail Operations of the Company to January 2011, Vice President thereafter.	2011

G. Gino DiGrazia	50	Vice President of the Company.	2002

Laurie Z. Douglas	49	Senior Vice President and Chief Information Officer of the Company.	2006

David S. Duncan	59	Vice President of the Company.	1999

Sandra J. Estep	53	Vice President of the Company.	2002

William V. Fauerbach	66	Vice President of the Company.	1997

Linda S. Hall	53	Vice President of the Company.	2002

John T. Hrabusa	57	Senior Vice President of the Company.	2004

Mark R. Irby	57	Vice President of the Company.	1989

Randall T. Jones, Sr.	50	Senior Vice President of the Company to March 2008, President thereafter.	2003

Linda S. Kane	47	Vice President and Assistant Secretary of the Company.	2000

Erik J. Katenkamp	41	Director of Information Systems to January 2013, Vice President thereafter.	2013

L. Renee Kelly	51	Director of Information Systems to January 2013, Vice President thereafter.	2013

Thomas G. Larson	56	Director of Information Systems to January 2013, Vice President thereafter.	2013

Thomas M. McLaughlin	62	Vice President of the Company.	1994

Dale S. Myers	60	Vice President of the Company.	2001

Alfred J. Ottolino	47	Vice President of the Company.	2004

David P. Phillips	53	Chief Financial Officer and Treasurer of the Company.	1990

Charles B. Roskovich, Jr.	51	Regional Director of Retail Operations of the Company to January 2008, Vice President to January 2011, Senior Vice President to January 2013, Vice President thereafter.	2008

Marc H. Salm	52	Director and Counsel of Risk Management of the Company to June 2008, Vice President thereafter.	2008

Richard J. Schuler II	57	Vice President of the Company.	2000

Alison Midili Smith	42	Director of Human Resources to January 2013, Vice President thereafter.	2013

Michael R. Smith	53	Vice President of the Company.	2005

Steven B. Wellslager	46	Director of Information Systems to January 2013, Vice President thereafter.	2013

The terms of all officers expire in May 2013 or upon the election of their successors.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

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

Because there is no trading of the Company’s common stock on an established securities market, the market price of the Company’s common stock is determined by its Board of Directors. As part of the process to determine the stock value, an independent valuation is obtained. The process includes comparing the Company’s financial results to those of comparable companies that are publicly traded (comparable publicly traded companies). The purpose of the process is to determine a value for the Company’s common stock that is comparable to the stock value of comparable publicly traded companies by considering both the results of the stock market and the relative financial results of comparable publicly traded companies. The market prices for the Company’s common stock for 2012 and 2011 were as follows:

	2012	2011

January - February	$20.20	19.85
March - April	22.40	20.90
May - July	22.70	21.65
August - October	22.00	22.05
November - December	22.50	20.20

(b)	Approximate Number of Equity Security Holders

As of February 5, 2013, the approximate number of holders of the Company’s common stock was 155,000.

(c)	Dividends

The Company paid dividends on its common stock of $0.89 per share in 2012, which included an annual dividend of $0.59 per share paid in June 2012 and a semi-annual dividend of $0.30 per share paid in December 2012. The Company paid an annual dividend on its common stock of $0.53 per share in 2011. Due to the growth of the Company’s dividend over the last several years, the Company decided to begin paying a semi-annual dividend rather than an annual dividend. To not delay any dividend payments to the Company’s stockholders, the first semi-annual dividend was paid on December 3, 2012. Payment of dividends is within the discretion of the Company’s Board of Directors and depends on, among other factors, net earnings, capital requirements and the financial condition of the Company. In the future, it is believed that the Company will pay semi-annual dividends that in total will be comparable to the annual dividend paid in June 2012.

(d)	Purchases of Equity Securities by the Issuer

Issuer Purchases of Equity Securities

Shares of common stock repurchased by the Company during the three months ended December 29, 2012 were as follows (amounts are in thousands, except per share amounts):

	Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased	Share	Programs (1)	Programs (1)
September 30, 2012
through
November 3, 2012	1,873	$22.32	N/A	N/A

November 4, 2012
through
December 1, 2012	1,635	22.50	N/A	N/A

December 2, 2012
through
December 29, 2012	2,802	22.50	N/A	N/A

Total	6,310	$22.45	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended December 29, 2012 required to be disclosed in the last two columns of the table.

(e)	Performance Graph

The following performance graph sets forth the Company’s cumulative total stockholder return during the five years ended December 29, 2012, compared to the cumulative total return on the S&P 500 Index and a custom Peer Group Index including retail food supermarket companies.(1) The Peer Group Index is weighted based on the various companies’ market capitalization. The comparison assumes $100 was invested at the end of 2007 in the Company’s common stock and in each of the related indices and assumes reinvestment of dividends.

The Company’s common stock is valued as of the end of each fiscal quarter. After the end of a quarter, however, shares continue to be traded at the prior valuation until the new valuation is received. The cumulative total return for the companies represented in the S&P 500 Index and the custom Peer Group Index is based on those companies’ calendar year end trading price. The following performance graph is based on the Company’s trading price at fiscal year end based on its market price as of the prior fiscal quarter. Because the Company’s fiscal year end valuation of the Company’s shares is effective after the date this document is to be filed with the Securities and Exchange Commission (SEC), a performance graph based on the fiscal year end valuation (market price as of March 1, 2013) is not presented below. Rather, for comparative purposes, a performance graph based on the fiscal year end valuation is provided in the 2013 Proxy Statement.

Comparison of Five-Year Cumulative Return Based Upon Year End Trading Price

(1)

Companies included in the Peer Group are: Ahold, Delhaize Group, Kroger, Safeway, Supervalu and Weis Markets. Winn Dixie is no longer included in the Peer Group due to its acquisition by Bi-Lo in 2012.

Item 6.   Selected Financial Data

	2012		2011(1)	2010	2009		2008

	(Amounts are in thousands, except per share amounts and number of supermarkets.)

Sales:
Sales	$27,484,766		26,967,389	25,134,054	24,319,716		23,929,064
Percent change	1.9%		7.3%	3.3%	1.6%		4.0%
Comparable store sales percent change	2.2%		4.1%	2.3%	(3.2%	)	1.3%

Earnings:
Gross profit (2)	$ 7,573,782		7,447,019	7,022,611	6,727,037		6,442,241
Earnings before income tax expense	$ 2,302,594		2,261,773	2,039,418	1,774,714		1,651,412
Net earnings	$ 1,552,255		1,491,966	1,338,147	1,161,442		1,089,770
Net earnings as a percent of sales	5.6%		5.5%	5.3%	4.8%		4.6%

Common stock:
Weighted average shares outstanding	782,553		784,815	786,378	788,835		818,248
Basic and diluted earnings per share	$ 1.98		1.90	1.70	1.47		1.33
Dividends per share	$ 0.89	(3)	0.53	0.46	0.41		0.44

Financial data:
Capital expenditures	$ 697,112		602,952	468,530	693,489		1,289,707
Working capital	$ 928,138		752,464	771,918	469,260		232,809
Current ratio	1.42		1.37	1.37	1.24		1.13
Total assets	$12,278,320		11,268,232	10,159,087	9,004,292		8,089,672
Long-term debt (including current portion)	$ 158,472		134,584	149,361	99,326		71,940
Common stock related to ESOP	$ 2,272,963		2,137,217	2,016,696	1,862,350		1,777,153
Total equity	$ 9,128,818		8,341,457	7,305,592	6,303,538		5,643,298

Supermarkets	1,069		1,046	1,034	1,014		993

(1)	Fiscal year 2011 includes 53 weeks. All other years include 52 weeks.
(2)	Gross profit represents sales less cost of merchandise sold as reported in the consolidated statements of earnings.
(3)

The Company paid dividends on its common stock of $0.89 per share in 2012, which included an annual dividend of $0.59 per share paid in June 2012 and a semi-annual dividend of $0.30 per share paid in December 2012.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina and Tennessee. The Company has signed leases for supermarket sites in North Carolina expected to open in 2014. The Company has no other significant lines of business or industry segments. As of December 29, 2012, the Company operated 1,069 supermarkets including 757 located in Florida, 180 in Georgia, 52 in Alabama, 47 in South Carolina and 33 in Tennessee. In 2012, 31 supermarkets were opened (including 12 replacement supermarkets) and 113 supermarkets were remodeled. Eight supermarkets were closed during 2012. The Company opened 21 supermarkets in Florida, three in Alabama, three in Tennessee, two in Georgia and two in South Carolina during 2012. Replacement supermarkets opened in 2012 replaced seven of the supermarkets closed during the same period and five supermarkets closed in 2011 that were replaced on site. The remaining supermarket closed in 2012 will not be replaced.

The Company’s revenues are earned and cash is generated as merchandise is sold to customers. Income is earned by selling merchandise at price levels that produce sales revenues in excess of the cost of merchandise sold and operating and administrative expenses. The Company has generally been able to increase revenues and net earnings from year to year. Further, the Company has been able to meet its cash requirements from internally generated funds without the need to generate cash through debt financing. The Company’s year end cash balances are significantly impacted by capital expenditures, investment transactions, stock repurchases and dividend payments.

The Company sells a variety of merchandise to generate revenues. This merchandise includes grocery (including dairy, produce, deli, bakery, meat and seafood), health and beauty care, general merchandise and other products and services. Most of the Company’s supermarkets also have pharmacy and floral departments. Merchandise includes a mix of nationally advertised and private label brands as well as unbranded merchandise such as produce, meat and seafood. The Company’s private label brands play an increasingly important role in its merchandising strategy.

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

Results of Operations

The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2012 and 2010 include 52 weeks and fiscal year 2011 includes 53 weeks.

Sales

Sales for 2012 were $27.5 billion as compared with $27.0 billion in 2011, an increase of $517.4 million or a 1.9% increase. After excluding sales of $485.2 million for the extra week in 2011, the Company estimates that its sales increased $420.0 million or 1.6% from new supermarkets (excluding replacement supermarkets) and $582.6 million or 2.2% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. Comparable store sales for 2012 increased primarily due to product cost inflation and increased customer counts resulting from a better, but still difficult, economic climate.

Sales for 2011 were $27.0 billion as compared with $25.1 billion in 2010, an increase of $1,833.3 million or a 7.3% increase. The Company estimates that its sales increased $485.2 million or 1.9% from the additional week in 2011, $317.6 million or 1.3% from new supermarkets and $1,030.5 million or 4.1% from comparable store sales. Comparable store sales for 2011 increased primarily due to product cost inflation and increased customer counts resulting from a better economic climate.

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

Gross profit

Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.6%, 27.6% and 27.9% in 2012, 2011 and 2010, respectively. Excluding the last-in, first-out (LIFO) reserve effect of $28.4 million, $67.1 million and $14.1 million in 2012, 2011 and 2010, respectively, gross profit as a percentage of sales would have been 27.7%, 27.9% and 28.0% in 2012, 2011 and 2010, respectively. After excluding the LIFO reserve effect, the decreases in gross profit as a percentage of sales for 2012 as compared with 2011 and for 2011 as compared with 2010 were primarily due to product cost increases, some of which were not passed on to customers.

Operating and administrative expenses

Operating and administrative expenses as a percentage of sales were 20.5%, 20.5% and 21.1% in 2012, 2011 and 2010, respectively. After excluding the effect of the incremental sales from the additional week in 2011, operating and administrative expenses as a percentage of sales would have been 20.9%. The decrease in operating and administrative expenses as a percentage of sales for 2012 as compared with 2011 was primarily due to a decrease in payroll as a percentage of sales primarily due to more effective scheduling. After excluding the effect of the incremental sales for the additional week in 2011, operating and administrative expenses as a percentage of sales for 2011 as compared with 2010 remained relatively unchanged.

Investment income, net

Investment income, net was $88.4 million, $93.0 million and $91.8 million in 2012, 2011 and 2010, respectively. The decrease in investment income, net for 2012 as compared with 2011 was primarily due to a decrease in realized gains on the sale of equity securities partially offset by a decrease in other-than-temporary impairment (OTTI) losses on equity securities and an increase in dividend income. The increase in investment income, net for 2011 as compared with 2010 was primarily due to an increase in dividend income partially offset by OTTI losses on equity securities.

There were no OTTI losses on available-for-sale (AFS) securities in 2012 and 2010. The Company recorded OTTI losses on equity securities of $6.1 million in 2011. There were no OTTI losses on debt securities in 2011.

Other income, net

Other income, net was $48.9 million, $33.9 million and $26.3 million in 2012, 2011 and 2010, respectively. The increase in other income, net for 2012 as compared with 2011 was primarily due to a settlement received from credit card companies.

Income taxes

The effective income tax rate was 32.6%, 34.0% and 34.4% in 2012, 2011 and 2010, respectively. The decrease in the effective income tax rate for 2012 as compared with 2011 was primarily due to an increase in dividends paid to ESOP participants due to the payment of the semi-annual dividend, as noted in Dividends below. The decrease in the effective income tax rate for 2011 as compared with 2010 was primarily due to increases in dividends paid to ESOP participants and jobs tax credits.

Net earnings

Net earnings were $1,552.3 million or $1.98 per share, $1,492.0 million or $1.90 per share and $1,338.1 million or $1.70 per share for 2012, 2011 and 2010, respectively. Net earnings as a percentage of sales were 5.6%, 5.5% and 5.3% for 2012, 2011 and 2010, respectively. The increase in net earnings as a percentage of sales for 2012 as compared with 2011 was primarily due to the decrease in the effective income tax rate, as noted above. The increase in net earnings as a percentage of sales for 2011 as compared with 2010 was primarily due to incremental sales from the additional week in 2011 partially offset by the decrease in gross profit as a percentage of sales, as noted above.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and long-term investments totaled $5,370.5 million as of December 29, 2012, as compared with $4,620.1 million as of December 31, 2011. This increase is primarily due to the Company generating cash in excess of the amount needed for current operations and the timing of payments, particularly for merchandise, partially offset by the additional dividend paid in December 2012 to transition from an annual to a semi-annual dividend.

Net cash provided by operating activities

Net cash provided by operating activities was $2,604.2 million for 2012, as compared with $2,341.2 million and $2,266.0 million for 2011 and 2010, respectively. The increase in cash provided by operating activities for 2012 as compared with 2011 was primarily due to the timing of payments, particularly for merchandise. The increase in cash provided by operating activities for 2011 as compared with 2010 was primarily due to an increase in net earnings of $153.8 million. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities

Net cash used in investing activities was $1,563.6 million for 2012, as compared with $1,819.4 million and $1,408.7 million for 2011 and 2010, respectively. The primary use of net cash in investing activities for 2012 was funding capital expenditures and net increases in investment securities. Capital expenditures for 2012 totaled $697.1 million. These expenditures were incurred in connection with the opening of 31 new supermarkets (including 12 replacement supermarkets) and remodeling 113 supermarkets. Eight supermarkets were closed during 2012. Replacement supermarkets opened in 2012 replaced seven of the supermarkets closed during the same period and five supermarkets closed in 2011 that were replaced on site. The remaining supermarket closed in 2012 will not be replaced. New supermarkets added 1.1 million square feet in 2012, an increase of 2.3%. Expenditures were also incurred for the acquisition of shopping centers with the Company as the anchor tenant, the expansion of warehouses and new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $871.9 million.

The primary use of net cash in investing activities for 2011 was funding capital expenditures and net increases in investment securities. Capital expenditures for 2011 totaled $603.0 million. These expenditures were incurred in connection with the opening of 29 new supermarkets (including 11 replacement supermarkets) and remodeling 126 supermarkets. Seventeen supermarkets were closed during 2011. Replacement supermarkets opened in 2011 replaced 11 of the 17 supermarkets closed during the same period. Five of the supermarkets closed in 2011 were replaced on site in 2012. The remaining supermarket closed in 2011 was not replaced. New supermarkets added 0.6 million square feet in 2011, an increase of 1.3%. Expenditures were also incurred for the acquisition of shopping centers with the Company as the anchor tenant and new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $1,221.7 million.

The primary use of net cash in investing activities for 2010 was funding capital expenditures and net increases in investment securities. Capital expenditures for 2010 totaled $468.5 million. These expenditures were incurred in connection with the opening of 41 new supermarkets (including 21 replacement supermarkets) and remodeling 115 supermarkets. Twenty-one supermarkets were closed during 2010. Replacement supermarkets opened in 2010 replaced 19 of the 21 supermarkets closed during the same period and two supermarkets closed in 2009. The remaining two supermarkets closed in 2010 were not replaced. New supermarkets opened included five of the remaining Florida supermarket locations acquired from Albertson’s LLC not opened in 2008 or 2009. New supermarkets added 1.1 million square feet in 2010, an increase of 2.4%. Expenditures were also incurred for new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $943.0 million.

Capital expenditure projection

In 2013, the Company plans to open 24 supermarkets. Although real estate development is unpredictable, the Company’s 2013 new store growth represents a reasonable estimate of anticipated future growth. Capital expenditures for 2013 are expected to be approximately $810 million, primarily consisting of new supermarkets, remodeling certain existing supermarkets, construction of new or expansion of existing warehouses, new or enhanced information technology hardware and applications and acquisition of certain shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities

Net cash used in financing activities was $1,070.1 million in 2012, as compared with $760.8 million and $621.9 million in 2011 and 2010, respectively. The increase in cash used in financing activities for 2012 as compared with 2011 was primarily due to an increase in net common stock repurchases and the payment of the semi-annual dividend, as noted in Dividends below. Net common stock repurchases totaled $354.4 million in 2012, as compared with $291.3 million and $257.3 million in 2011 and 2010, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s ESPP, 401(k) Plan, ESOP and Directors Plan. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends

The Company paid dividends on its common stock of $0.89 per share or $698.7 million, $0.53 per share or $418.7 million and $0.46 per share or $364.1 million in 2012, 2011 and 2010, respectively. The increase in dividends paid for 2012 as compared with 2011 is primarily due to the payment of the first semi-annual dividend of $0.30 per share or $234.1 million, paid on December 3, 2012. Due to the growth of the Company’s dividend over the last several years, the Company decided to begin paying a semi-annual dividend rather than an annual dividend. To not delay any dividend payments to the Company’s stockholders, the first semi-annual dividend was paid on December 3, 2012.

Cash requirements

In 2013, the cash requirements for current operations, capital expenditures, common stock repurchases and dividend payments are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

Contractual Obligations

Following is a summary of contractual obligations as of December 29, 2012:

	Payments Due by Period

			2014-	2016-	There-
	Total	2013	2015	2017	after

	(Amounts are in thousands)

Contractual obligations:
Operating leases (1)	$4,215,456	426,665	782,172	682,269	2,324,350
Purchase obligations (2)(3)(4)	1,923,043	897,873	308,340	178,504	538,326
Other long-term liabilities:
Self-insurance reserves (5)	351,726	138,998	94,157	38,106	80,465
Accrued postretirement benefit cost (6)	121,021	4,300	9,362	10,278	97,081
Long-term debt (7)	158,472	5,018	80,116	57,128	16,210
Other	16,293	500	531	471	14,791

Total	$6,786,011	1,473,354	1,274,678	966,756	3,071,223

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

(3)	As of December 29, 2012, the Company had $7.5 million outstanding in trade letters of credit and $10.2 million in standby letters of credit to support certain of these purchase obligations.
(4)

Purchase obligations include $1,026.8 million in real estate taxes, insurance and maintenance commitments related to operating leases. The actual amounts to be paid are variable and have been estimated based on current costs.

(5)	As of December 29, 2012, the Company had a restricted trust account in the amount of $170.0 million for the benefit of the Company’s insurance carrier to support this obligation.
(6)	For a more detailed description of the postretirement benefit obligations, refer to Note 5 Postretirement Benefits in the Notes to Consolidated Financial Statements.
(7)	For a more detailed description of the long-term debt obligations, refer to Note 4 Consolidation of Joint Ventures and Long-Term Debt in the Notes to Consolidated Financial Statements.

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

Inventories

Inventories are valued at the lower of cost or market. The cost for 84% of inventories was determined using the dollar value LIFO method as of December 29, 2012 and December 31, 2011. Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to each similar merchandise category’s ending retail value. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value manufactured, seasonal, certain perishable and other miscellaneous inventory items because of fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink.

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

The Company’s judgment regarding the existence of circumstances that indicate the potential impairment of an asset’s net book value is based on several factors, including the decision to close a supermarket or a decline in operating cash flows. The variability of these factors depends on a number of conditions, including uncertainty about future events and general economic conditions; therefore, the Company’s accounting estimates may change from period to period. These factors could cause the Company to conclude that a potential impairment exists, and the applicable impairment tests could result in a determination that the value of long-lived assets is impaired, resulting in a write-down of the long-lived assets. The Company attempts to select supermarket sites that will achieve the forecasted operating results. To the extent the Company’s assets are maintained in good condition and the forecasted operating results of the supermarkets are achieved, it is relatively unlikely that future assessments of recoverability would result in impairment charges that would have a material effect on the Company’s financial condition and results of operations. There were no material changes in the estimates or assumptions related to the impairment of long-lived assets in 2012.

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

Self-Insurance

The Company is self insured for health care claims and property, plant and equipment losses. The Company has insurance coverage for losses in excess of self-insurance limits for fleet liability, general liability and workers’ compensation claims. Historically, it has been infrequent for incurred claims to exceed these self-insurance limits.

Self-insurance reserves are established for health care, fleet liability, general liability and workers’ compensation claims. These reserves are determined based on actual claims experience and an estimate of claims incurred but not reported including, where necessary, actuarial studies. The Company believes that the use of actuarial studies to determine self-insurance reserves represents a consistent method of measuring these subjective estimates. Actuarial projections of losses for general liability and workers’ compensation claims are discounted and subject to variability. The causes of variability include, but are not limited to, such factors as future interest and inflation rates, future economic conditions, claims experience, litigation trends and benefit level changes. The Company believes a one percentage point change in the discount rate, or 100 basis points, would result in an immaterial change in the Company’s self-insurance reserves.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment and these criteria, management believes that the Company’s internal control over financial reporting was effective as of December 29, 2012.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule

Page

Report of Independent Registered Public Accounting Firm	21

Consolidated Financial Statements:

Consolidated Balance Sheets – December 29, 2012 and December 31, 2011	22

Consolidated Statements of Earnings – Years ended December 29, 2012, December 31, 2011 and December 25, 2010	24

Consolidated Statements of Comprehensive Earnings – Years ended December 29, 2012, December 31, 2011 and December 25, 2010	25

Consolidated Statements of Cash Flows – Years ended December 29, 2012, December 31, 2011 and December 25, 2010	26

Consolidated Statements of Stockholders’ Equity – Years ended December 29, 2012, December 31, 2011 and December 25, 2010	28

Notes to Consolidated Financial Statements	29

The following consolidated financial statement schedule of the Company for the years ended December 29, 2012, December 31, 2011 and December 25, 2010 is submitted herewith:

Schedule II—Valuation and Qualifying Accounts	42

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Publix Super Markets, Inc.:

We have audited the accompanying consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended December 29, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Tampa, Florida

February 28, 2013

Certified Public Accountants

PUBLIX SUPER MARKETS, INC.

Consolidated Balance Sheets

December 29, 2012 and

December 31, 2011

Assets	2012	2011

	(Amounts are in thousands)

Current assets:
Cash and cash equivalents	$337,400	366,853
Short-term investments	797,260	447,972
Trade receivables	519,137	542,990
Merchandise inventories	1,409,367	1,361,709
Deferred tax assets	57,834	59,400
Prepaid expenses	28,124	24,316

Total current assets	3,149,122	2,803,240

Long-term investments	4,235,846	3,805,283
Other noncurrent assets	202,636	171,179

Property, plant and equipment:
Land	688,812	592,843
Buildings and improvements	2,249,176	2,062,833
Furniture, fixtures and equipment	4,587,883	4,540,988
Leasehold improvements	1,385,823	1,321,646
Construction in progress	67,775	103,006

	8,979,469	8,621,316

Accumulated depreciation	(4,288,753)	(4,132,786)

Net property, plant and equipment	4,690,716	4,488,530

	$12,278,320	11,268,232

See accompanying notes to consolidated financial statements.

Liabilities and Equity	2012	2011
	(Amounts are in thousands, except par value)

Current liabilities:
Accounts payable	$ 1,306,996	1,133,120
Accrued expenses:
Contribution to retirement plans	430,395	405,818
Self-insurance reserves	138,998	125,569
Salaries and wages	109,091	110,207
Other	230,486	221,713
Current portion of long-term debt	5,018	15,124
Federal and state income taxes	---	39,225

Total current liabilities	2,220,984	2,050,776

Deferred tax liabilities	327,294	316,802
Self-insurance reserves	212,728	219,660
Accrued postretirement benefit cost	116,721	103,595
Long-term debt	153,454	119,460
Other noncurrent liabilities	118,321	116,482

Total liabilities	3,149,502	2,926,775

Common stock related to Employee Stock Ownership Plan (ESOP)	2,272,963	2,137,217

Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued and outstanding 776,094 shares in 2012 and 779,675 shares in 2011	776,094	779,675
Additional paid-in capital	1,627,258	1,354,881
Retained earnings	6,640,538	6,131,193
Accumulated other comprehensive earnings	38,289	30,261
Common stock related to ESOP	(2,272,963)	(2,137,217)

Total stockholders’ equity	6,809,216	6,158,793

Noncontrolling interests	46,639	45,447

Total equity	9,128,818	8,341,457

Commitments and contingencies	---	---

	$12,278,320	11,268,232

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Earnings

Years ended December 29, 2012, December 31, 2011

and December 25, 2010

	2012	2011	2010

	(Amounts are in thousands, except per share amounts)

Revenues:
Sales	$27,484,766	26,967,389	25,134,054
Other operating income	222,006	211,375	194,000

Total revenues	27,706,772	27,178,764	25,328,054

Costs and expenses:
Cost of merchandise sold	19,910,984	19,520,370	18,111,443
Operating and administrative expenses	5,630,537	5,523,469	5,295,287

Total costs and expenses	25,541,521	25,043,839	23,406,730

Operating profit	2,165,251	2,134,925	1,921,324

Investment income	88,449	99,039	91,835
Other-than-temporary impairment losses	---	(6,082)	---

Investment income, net	88,449	92,957	91,835

Other income, net	48,894	33,891	26,259

Earnings before income tax expense	2,302,594	2,261,773	2,039,418

Income tax expense	750,339	769,807	701,271

Net earnings	$ 1,552,255	1,491,966	1,338,147

Weighted average shares outstanding	782,553	784,815	786,378

Basic and diluted earnings per share	$ 1.98	1.90	1.70

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Comprehensive Earnings

Years ended December 29, 2012, December 31, 2011

and December 25, 2010

	2012	2011	2010

	(Amounts are in thousands)

Net earnings	$1,552,255	1,491,966	1,338,147

Other comprehensive earnings (losses):

Unrealized gain on available-for-sale (AFS) securities, net of tax effect of $12,567, $6,324 and $8,251 in 2012, 2011 and 2010, respectively	19,956	10,041	13,102

Reclassification adjustment for net realized gain on AFS securities, net of tax effect of ($4,013), ($7,684) and ($9,473) in 2012, 2011 and 2010, respectively	(6,373)	(12,202)	(15,043)

Adjustment to postretirement benefit plan obligation, net of tax effect of ($3,498), ($3,655) and ($1,913) in 2012, 2011 and 2010, respectively	(5,555)	(5,804)	(3,038)

Comprehensive earnings	$1,560,283	1,484,001	1,333,168

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Cash Flows

Years ended December 29, 2012, December 31, 2011

and December 25, 2010

	2012	2011	2010

	(Amounts are in thousands)

Cash flows from operating activities:
Cash received from customers	$27,579,893	26,980,492	25,209,753
Cash paid to employees and suppliers	(24,279,245)	(24,024,194)	(22,253,046)
Income taxes paid	(785,147)	(658,213)	(686,037)
Self-insured claims paid	(293,359)	(285,362)	(274,305)
Dividends and interest received	182,025	139,727	95,794
Other operating cash receipts	214,022	203,112	184,760
Other operating cash payments	(13,982)	(14,375)	(10,951)

Net cash provided by operating activities	2,604,207	2,341,187	2,265,968

Cash flows from investing activities:
Payment for capital expenditures	(697,112)	(602,952)	(468,530)
Proceeds from sale of property, plant and equipment	5,503	5,312	2,815
Payment for investments	(1,882,223)	(2,062,775)	(1,598,759)
Proceeds from sale and maturity of investments	1,010,277	841,028	655,799

Net cash used in investing activities	(1,563,555)	(1,819,387)	(1,408,675)

Cash flows from financing activities:
Payment for acquisition of common stock	(551,816)	(497,570)	(436,224)
Proceeds from sale of common stock	197,448	206,245	178,914
Dividends paid	(698,652)	(418,680)	(364,087)
Repayments of long-term debt	(18,277)	(49,076)	(10,875)
Other, net	1,192	(1,767)	10,364

Net cash used in financing activities	(1,070,105)	(760,848)	(621,908)

Net (decrease) increase in cash and cash equivalents	(29,453)	(239,048)	235,385

Cash and cash equivalents at beginning of year	366,853	605,901	370,516

Cash and cash equivalents at end of year	$337,400	366,853	605,901

See accompanying notes to consolidated financial statements.

	2012	2011	2010

	(Amounts are in thousands)

Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$1,552,255	1,491,966	1,338,147

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	493,239	492,639	507,341
Increase in LIFO reserve	28,419	67,145	14,124
Retirement contributions paid or payable in common stock	304,285	291,240	275,547
Deferred income taxes	7,002	95,848	20,722
Loss on disposal and impairment of property, plant and equipment	24,855	13,734	19,896
Gain on AFS securities	(10,386)	(19,886)	(24,516)
Net amortization of investments	108,300	80,890	48,113
Change in operating assets and liabilities providing (requiring) cash:
Trade receivables	22,517	(50,782)	16,165
Merchandise inventories	(76,077)	(70,277)	12,121
Prepaid expenses and other noncurrent assets	(3,374)	(15,635)	(8,054)
Accounts payable and accrued expenses	181,916	(51,741)	63,852
Self-insurance reserves	6,497	9,762	(13,494)
Federal and state income taxes	(41,153)	15,763	(5,113)
Other noncurrent liabilities	5,912	(9,479)	1,117

Total adjustments	1,051,952	849,221	927,821

Net cash provided by operating activities	$2,604,207	2,341,187	2,265,968

PUBLIX SUPER MARKETS, INC.

Consolidated Statements of Stockholders’ Equity

Years ended December 29, 2012, December 31, 2011

and December 25, 2010

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumulated Other Comprehensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity

		(Amounts are in thousands, except per share amounts)

Balances at December 26, 2009	$780,566	837,969	4,637,884	---	43,205	(1,862,350)	4,437,274

Comprehensive earnings	---	---	1,338,147	---	(4,979)	---	1,333,168
Dividends, $0.46 per share	---	---	(364,087)	---	---	---	(364,087)
Contribution of 14,363 shares to retirement plans	12,968	214,414	---	21,813	---	---	249,195
Acquired 23,731 shares from stockholders	---	---	---	(436,224)	---	---	(436,224)
Sale of 9,771 shares to stockholders	2,255	39,625	---	137,034	---	---	178,914
Retirement of 14,820 shares	(14,820)	---	(262,557)	277,377	---	---	---
Change for ESOP related shares	---	---	---	---	---	(154,346)	(154,346)

Balances at December 25, 2010	780,969	1,092,008	5,349,387	---	38,226	(2,016,696)	5,243,894

Comprehensive earnings	---	---	1,491,966	---	(7,965)	---	1,484,001
Dividends, $0.53 per share	---	---	(418,680)	---	---	---	(418,680)
Contribution of 12,508 shares to retirement plans	10,064	202,761	---	48,599	---	---	261,424
Acquired 23,513 shares from stockholders	---	---	---	(497,570)	---	---	(497,570)
Sale of 9,711 shares to stockholders	2,920	60,112	---	143,213	---	---	206,245
Retirement of 14,278 shares	(14,278)	---	(291,480)	305,758	---	---	---
Change for ESOP related shares	---	---	---	---	---	(120,521)	(120,521)

Balances at December 31, 2011	779,675	1,354,881	6,131,193	---	30,261	(2,137,217)	6,158,793

Comprehensive earnings	---	---	1,552,255	---	8,028	---	1,560,283
Dividends, $0.89 per share	---	---	(698,652)	---	---	---	(698,652)
Contribution of 12,451 shares to retirement plans	9,845	216,232	---	52,829	---	---	278,906
Acquired 24,889 shares from stockholders	---	---	---	(551,816)	---	---	(551,816)
Sale of 8,857 shares to stockholders	2,650	56,145	---	138,653	---	---	197,448
Retirement of 16,076 shares	(16,076)	---	(344,258)	360,334	---	---	---
Change for ESOP related shares	---	---	---	---	---	(135,746)	(135,746)

Balances at December 29, 2012	$776,094	1,627,258	6,640,538	---	38,289	(2,272,963)	6,809,216

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

(1)       Summary of Significant Accounting Policies

(a)	Business

Publix Super Markets, Inc. and its wholly owned subsidiaries (the Company) are in the primary business of operating retail food supermarkets in Florida, Georgia, Alabama, South Carolina and Tennessee. The Company has signed leases for supermarket sites in North Carolina expected to open in 2014. The Company was founded in 1930 and later merged into another corporation that was originally incorporated in 1921. The Company has no other significant lines of business or industry segments. See percentage of consolidated sales by merchandise category on page 1.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and certain joint ventures in which the Company has a controlling financial interest. All significant intercompany balances and transactions are eliminated in consolidation.

(c)	Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2012 and 2010 include 52 weeks. Fiscal year 2011 includes 53 weeks.

(d)	Cash Equivalents

The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

(e)	Trade Receivables

Trade receivables primarily include amounts due from vendor allowances, debit and credit card sales and third party insurance pharmacy billings.

(f)	Inventories

Inventories are valued at the lower of cost or market. The cost for 84% of inventories was determined using the dollar value last-in, first-out method as of December 29, 2012 and December 31, 2011. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value manufactured, seasonal, certain perishable and other miscellaneous inventory items because of fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink. If the FIFO method of valuing inventories had been used by the Company to value all inventories, then inventories and current assets would have been higher than reported by $374,977,000 and $346,558,000 as of December 29, 2012 and December 31, 2011, respectively.

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

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

Interest and dividend income, amortization of premiums, accretion of discounts and realized gains and losses on AFS securities are included in investment income. Interest income is accrued as earned. Dividend income is recognized as income on the ex-dividend date of the security. The cost of AFS securities sold is based on the FIFO method.

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

The Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use. These costs are capitalized and amortized over a three year life. The amounts capitalized were $11,144,000, $9,818,000 and $7,514,000 for 2012, 2011 and 2010, respectively.

(j)	Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the net book value of an asset to the future net undiscounted cash flows expected to be generated by the asset. An impairment loss is recorded for the excess of the net book value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell and are no longer depreciated. Long-lived assets, including buildings and improvements, leasehold improvements, and furniture, fixtures and equipment, are evaluated for impairment at the supermarket level.

(k)	Self-Insurance

The Company is self insured for health care claims and property, plant and equipment losses. The Company has insurance coverage for losses in excess of self-insurance limits for fleet liability, general liability and workers’ compensation claims. Self-insurance reserves are established for health care, fleet liability, general liability and workers’ compensation claims. These reserves are determined based on actual claims experience and an estimate of claims incurred but not reported including, where necessary, actuarial studies. Actuarial projections of losses for general liability and workers’ compensation claims are discounted.

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

As of December 29, 2012, accumulated other comprehensive earnings included net unrealized gains on AFS securities of $95,016,000, less tax effect of $36,730,000, and an unfunded postretirement benefit obligation of $32,589,000, less tax effect of $12,592,000. As of December 31, 2011, accumulated other comprehensive earnings included net unrealized gains on AFS securities of $72,879,000, less tax effect of $28,176,000, and an unfunded postretirement benefit obligation of $23,536,000, less tax effect of $9,094,000.

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

Other operating income is recognized on a net revenue basis as earned. Other operating income includes income generated from other activities, primarily lottery commissions, automated teller transaction fees, commissions on licensee sales, mall gift card commissions, money transfer fees, vending machine commissions and coupon redemption income.

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

The amount of cooperative advertising allowances recognized as a reduction of cost of merchandise sold was $9,190,000, $8,898,000 and $10,715,000 for 2012, 2011 and 2010, respectively.

(q)	Advertising Costs

Advertising costs are expensed as incurred and were $208,295,000, $202,405,000 and $191,788,000 for 2012, 2011 and 2010, respectively.

(r)	Other Income, net

Other income, net includes rent received from tenants in owned shopping centers, net of related expenses, and other miscellaneous nonoperating income.

(s)	Income Taxes

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

Basic and diluted earnings per share are calculated by dividing net earnings by the weighted average shares outstanding. Basic and diluted earnings per share are the same because the Company does not have options or other stock compensation programs that impact the calculation of diluted earnings per share. All shares owned by the Employee Stock Ownership Plan (ESOP) are included in the earnings per share calculations. Dividends paid to the ESOP, as well as dividends on all other common stock shares, are reflected as a reduction of retained earnings. All common stock shares, including ESOP and 401(k) Plan shares, receive one vote per share and have the same dividend rights. The voting rights for ESOP shares allocated to participants’ accounts are passed through to the participants. The Trustee of the 401(k) Plan votes the shares held in that plan.

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

Following is a summary of fair value measurements for AFS securities as of December 29, 2012 and December 31, 2011:

	Fair
	Value	Level 1	Level 2	Level 3

		(Amounts are in thousands)

December 29, 2012	$5,033,106	713,741	4,319,365	---

December 31, 2011	$4,253,255	473,099	3,780,156	---

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

(3)    Investments

Following is a summary of AFS securities as of December 29, 2012 and December 31, 2011:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

		(Amounts are in thousands)

2012
Tax exempt bonds	$3,115,963	33,787	2,646	3,147,104
Taxable bonds	1,141,514	17,667	355	1,158,826
Restricted investments	170,000	431	---	170,431
Equity securities	510,613	58,631	12,499	556,745

	$4,938,090	110,516	15,500	5,033,106
2011
Tax exempt bonds	$2,488,135	36,657	550	2,524,242
Taxable bonds	1,226,136	20,015	1,514	1,244,637
Restricted investments	170,000	---	3,019	166,981
Equity securities	296,105	35,564	14,274	317,395

	$4,180,376	92,236	19,357	4,253,255

Realized gains on sales of AFS securities totaled $23,772,000 for 2012. Realized losses on sales of AFS securities totaled $13,386,000 for 2012. There were no OTTI losses on AFS securities in 2012.

Realized gains on sales of AFS securities totaled $35,864,000 for 2011. Realized losses on AFS securities totaled $15,978,000 for 2011, including OTTI losses on equity securities of $6,082,000. There were no OTTI losses on debt securities in 2011.

Realized gains on sales of AFS securities totaled $28,935,000 for 2010. Realized losses on sales of AFS securities totaled $4,419,000 for 2010. There were no OTTI losses on AFS securities in 2010.

The amortized cost and fair value of AFS securities by expected maturity as of December 29, 2012 and December 31, 2011 are as follows:

	2012		2011

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

		(Amounts are in thousands)

Due in one year or less	$ 792,946	797,260	445,296	447,972
Due after one year through five years	2,725,036	2,755,043	2,492,484	2,524,020
Due after five years through ten years	520,800	526,924	348,427	356,808
Due after ten years	218,695	226,703	428,064	440,079

	4,257,477	4,305,930	3,714,271	3,768,879
Restricted investments	170,000	170,431	170,000	166,981
Equity securities	510,613	556,745	296,105	317,395

	$4,938,090	5,033,106	4,180,376	4,253,255

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

Following is a summary of temporarily impaired AFS securities by the time period impaired as of December 29, 2012 and December 31, 2011:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

			(Amounts are in thousands)

2012
Tax exempt bonds	$566,914	2,646	---	---	566,914	2,646
Taxable bonds	81,876	355	---	---	81,876	355
Equity securities	209,759	8,878	14,260	3,621	224,019	12,499

Total temporarily impaired AFS securities	$858,549	11,879	14,260	3,621	872,809	15,500

2011
Tax exempt bonds	$138,892	536	6,026	14	144,918	550
Taxable bonds	201,538	1,514	---	---	201,538	1,514
Restricted investments	166,981	3,019	---	---	166,981	3,019
Equity securities	86,236	13,899	1,889	375	88,125	14,274

Total temporarily impaired AFS securities	$593,647	18,968	7,915	389	601,562	19,357

There are 329 AFS securities contributing to the total unrealized loss of $15,500,000 as of December 29, 2012. Unrealized losses related to debt securities are primarily driven by interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to the equity securities are primarily driven by stock market volatility.

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

As of December 29, 2012, the carrying amounts of the assets and liabilities of the consolidated JVs were $157,675,000 and $60,364,000, respectively. As of December 31, 2011, the carrying amounts of the assets and liabilities of the consolidated JVs were $177,226,000 and $76,249,000, respectively. The assets are owned by, and the liabilities are obligations of, the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2012, 2011 and 2010 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. The Company assumed loans totaling $42,165,000 and $34,299,000 during 2012 and 2011, respectively. Maturities of JV loans range from April 2014 through June 2015 and have either (1) fixed interest rates ranging from 4.5% to 5.3% or (2) variable interest rates based on a LIBOR index plus basis points ranging from 195 basis points to 250 basis points. Maturities of assumed shopping center loans range from September 2013 through January 2027 and have fixed interest rates ranging from 5.1% to 7.5%.

As of December 29, 2012, the aggregate annual maturities and scheduled payments of long-term debt are as follows:

Year
(Amounts are in thousands)

2013	$5,018
2014	38,487
2015	41,629
2016	49,818
2017	7,310
Thereafter	16,210

$158,472

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

Actuarial losses were recognized in other comprehensive earnings of $9,053,000, less tax effect of $3,498,000, in 2012, $9,459,000, less tax effect of $3,655,000, in 2011 and $4,951,000, less tax effect of $1,913,000, in 2010.

The Company made benefit payments to beneficiaries of retirees of $3,785,000, $3,146,000 and $2,626,000 during 2012, 2011 and 2010, respectively.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

The following tables provide a reconciliation of the changes in the benefit obligation and fair value of plan assets and the unfunded status of the plan measured as of December 29, 2012 and December 31, 2011:

	2012	2011

	(Amounts are in thousands)

Change in benefit obligation:
Benefit obligation as of beginning of year	$ 107,624	94,776
Service cost	148	163
Interest cost	4,866	5,301
Actuarial loss	12,168	10,530
Benefit payments	(3,785)	(3,146)

Benefit obligation as of end of year	121,021	107,624

Change in fair value of plan assets:
Fair value of plan assets as of beginning of year	---	---
Employer contributions	3,785	3,146
Benefit payments	(3,785)	(3,146)

Fair value of plan assets as of end of year	---	---

Unfunded status of the plan as of end of year	$121,021	107,624

Current liability	$ 4,300	4,029
Noncurrent liability	116,721	103,595

Total recognized liability	$121,021	107,624

The estimated future benefit payments are expected to be paid as follows:

Year
(Amounts are in thousands)

2013	$4,300
2014	4,561
2015	4,801
2016	5,029
2017	5,249
2018 through 2022	29,756
Thereafter	67,325

$121,021

Net periodic postretirement benefit cost consists of the following components:

	2012	2011	2010

	(Amounts are in thousands)

Service cost	$ 148	163	175
Interest cost	4,866	5,301	5,291
Amortization of actuarial losses	3,115	1,071	95

Net periodic postretirement benefit cost	$8,129	6,535	5,561

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

Following are the actuarial assumptions that were used in the calculation of the year end benefit obligation:

	2012	2011	2010

Discount rate	3.8%	4.6%	5.7%
Rate of compensation increase	4.0%	4.0%	4.0%

Following are the actuarial assumptions that were used in the calculation of the net periodic postretirement benefit cost:

	2012	2011	2010

Discount rate	4.6%	5.7%	6.2%
Rate of compensation increase	4.0%	4.0%	4.0%

The Company determined the discount rate using a yield curve methodology based on high quality bonds with a rating of AA or better.

(6)    Retirement Plans

The Company has a trusteed, noncontributory ESOP for the benefit of eligible employees. The Company recognizes an expense related to the Company’s discretionary contribution to the ESOP based on a percent of net earnings before taxes that is approved by the Board of Directors each year. ESOP contributions can be made in Company common stock or cash. Compensation expense recorded for contributions to this plan was $278,529,000, $267,099,000 and $253,093,000 for 2012, 2011 and 2010, respectively.

The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a 15-month period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $126,647,000 and $116,824,000 as of December 29, 2012 and December 31, 2011, respectively. The cost of the shares held by the ESOP totaled $2,146,316,000 and $2,020,393,000 as of December 29, 2012 and December 31, 2011, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $2,272,963,000 and $2,137,217,000 as of December 29, 2012 and December 31, 2011, respectively. The fair value of the shares held by the ESOP totaled $5,418,856,000 and $4,917,283,000 as of December 29, 2012 and December 31, 2011, respectively.

The Company has a 401(k) plan for the benefit of eligible employees. The 401(k) plan is a voluntary defined contribution plan. Eligible employees may contribute up to 10% of their eligible annual compensation, subject to the maximum contribution limits established by federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2012, 2011 and 2010, the Board of Directors approved a match of 50% of eligible contributions up to 3% of eligible wages, not to exceed a maximum match of $750 per employee. The match, which is determined as of the last day of the plan year and paid in the subsequent plan year, is in common stock of the Company. Compensation expense recorded for the Company’s match to the 401(k) plan was $24,957,000, $24,141,000 and $22,454,000 for 2012, 2011 and 2010, respectively.

The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

(7)    Income Taxes

Total income taxes for 2012, 2011 and 2010 were allocated as follows:

	2012	2011	2010

	(Amounts are in thousands)

Earnings	$750,339	769,807	701,271
Other comprehensive earnings (losses)	5,056	(5,015)	(3,135)

	$755,395	764,792	698,136

The provision for income taxes consists of the following:

	Current	Deferred	Total

	(Amounts are in thousands)

2012
Federal	$654,715	9,861	664,576
State	88,622	(2,859)	85,763

	$743,337	7,002	750,339
2011
Federal	$592,275	90,486	682,761
State	81,684	5,362	87,046

	$673,959	95,848	769,807
2010
Federal	$601,098	23,778	624,876
State	79,451	(3,056)	76,395

	$680,549	20,722	701,271

A reconciliation of the provision for income taxes at the federal statutory tax rate of 35% to earnings before income taxes compared to the Company’s actual income tax expense is as follows:

	2012	2011	2010

	(Amounts are in thousands)

Federal tax at statutory tax rate	$805,908	791,621	713,796
State income taxes (net of federal tax benefit)	55,746	56,580	49,657
ESOP dividend	(76,900)	(46,675)	(40,718)
Other, net	(34,415)	(31,719)	(21,464)

	$750,339	769,807	701,271

PUBLIX SUPER MARKETS, INC.

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 29, 2012 and December 31, 2011 are as follows:

	2012	2011

	(Amounts are in thousands)

Deferred tax assets:
Self-insurance reserves	$116,901	114,522
Retirement plan contributions	49,876	48,825
Postretirement benefit cost	46,688	41,515
Reserves not currently deductible	15,986	18,047
Inventory capitalization	11,768	11,687
Other	23,045	18,642

Total deferred tax assets	$264,264	253,238

Deferred tax liabilities:
Property, plant and equipment, primarily due to depreciation	$497,932	491,485
Investment valuation	24,086	7,831
Other	11,706	11,324

Total deferred tax liabilities	$533,724	510,640

The Company expects the results of future operations and the reversal of deferred tax liabilities to generate sufficient taxable income to allow utilization of deferred tax assets; therefore, no valuation allowance has been recorded as of December 29, 2012 and December 31, 2011.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns as well as all open tax years in these jurisdictions. The periods subject to examination for the Company’s federal return are the 2008 through 2011 tax years, and the Internal Revenue Service is currently auditing the 2008 through 2011 tax years. The periods subject to examination for the Company’s state returns are the 2007 through 2011 tax years. The Company believes that the outcome of any examination will not have a material effect on its financial condition, results of operations or cash flows. As of December 31, 2011, the Company had an immaterial accrual for income tax related interest expense.

The Company had no unrecognized tax benefits in 2012 and 2011. Because the Company does not have any unrecognized tax benefits as of December 29, 2012, there will be no effect on the Company’s effective income tax rate in future periods due to the recognition of unrecognized tax benefits.

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

Total rental expense for 2012, 2011 and 2010 is as follows:

	2012	2011	2010

	(Amounts are in thousands)

Minimum rentals	$432,450	410,590	410,390
Contingent rentals	112,819	110,900	117,249
Sublease rental income	(4,564)	(4,699)	(5,912)

	$540,705	516,791	521,727

As of December 29, 2012, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:

Year	Minimum Rental Commitments	Sublease Rental Income	Net

	(Amounts are in thousands)

2013	$ 431,438	4,773	426,665
2014	407,895	4,031	403,864
2015	379,976	1,668	378,308
2016	355,038	1,062	353,976
2017	328,927	634	328,293
Thereafter	2,325,425	1,075	2,324,350

	$4,228,699	13,243	4,215,456

The Company also owns shopping centers which are leased to tenants for minimum monthly rentals plus, in certain instances, contingent rentals. Minimum rentals represent fixed lease commitments, including insurance and maintenance. Contingent rentals represent variable lease obligations including real estate taxes, insurance, maintenance and, in certain instances, excess rent. Rental income was $40,367,000, $36,057,000 and $32,576,000 for 2012, 2011 and 2010, respectively. The amounts of minimum future rental payments to be received under noncancelable operating leases are $34,458,000, $28,830,000, $22,516,000, $17,202,000 and $12,268,000 for the years 2013 through 2017, respectively, and $53,672,000 thereafter.

(b)	Letters of Credit

As of December 29, 2012, the Company had $7,544,000 outstanding in trade letters of credit and $10,233,000 in standby letters of credit to support certain purchase obligations.

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

(9)    Quarterly Information (unaudited)

Following is a summary of the quarterly results of operations for 2012 and 2011. All quarters have 13 weeks, except the fourth quarter of 2011 which has 14 weeks.

	Quarter
	First	Second	Third	Fourth

	(Amounts are in thousands, except per share amounts)

2012
Revenues	$7,126,096	6,838,426	6,702,251	7,039,999
Costs and expenses	6,526,747	6,291,900	6,208,015	6,514,859
Net earnings	409,411	381,631	368,426	392,787
Basic and diluted earnings per share	0.52	0.49	0.47	0.50

2011
Revenues	$6,836,402	6,621,633	6,425,379	7,295,350
Costs and expenses	6,264,682	6,079,262	5,978,544	6,721,351
Net earnings	398,167	382,369	311,902	399,528
Basic and diluted earnings per share	0.51	0.48	0.40	0.51

Schedule II

PUBLIX SUPER MARKETS, INC.

Valuation and Qualifying Accounts

Years ended December 29, 2012, December 31, 2011

and December 25, 2010

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions From Reserves	Balance at End of Year

	(Amounts are in thousands)
Year ended December 29, 2012

Reserves not deducted from assets:
Self-insurance reserves:
Current	$125,569	306,788	293,359	138,998
Noncurrent	219,660	---	6,932	212,728

	$345,229	306,788	300,291	351,726

Year ended December 31, 2011

Reserves not deducted from assets:
Self-insurance reserves:
Current	$114,133	296,798	285,362	125,569
Noncurrent	221,337	---	1,677	219,660

	$335,470	296,798	287,039	345,229

Year ended December 25, 2010

Reserves not deducted from assets:
Self-insurance reserves:
Current	$119,375	269,063	274,305	114,133
Noncurrent	229,589	---	8,252	221,337

	$348,964	269,063	282,557	335,470

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Internal Control over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included on page 19 of this report.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information concerning the executive officers of the Company is set forth in Part I under the caption “Executive Officers of the Company.” All other information concerning the directors and executive officers of the Company is incorporated by reference from the Proxy Statement of the Company (2013 Proxy Statement), which the Company intends to file no later than 120 days after its fiscal year end.

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

Item 11. Executive Compensation

Information regarding executive compensation is incorporated by reference from the 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the 2013 Proxy Statement.

Item 13. Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships, related transactions and director independence is incorporated by reference from the 2013 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated by reference from the 2013 Proxy Statement.

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

3.2	Amended and Restated By-Laws of the Company are incorporated by reference to an exhibit to the Current Report on Form 8-K dated November 14, 2012.
10

Indemnification Agreement is incorporated by reference to the form attached as an exhibit to the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2001, between the Company and all of its directors and officers as reported in the Company’s Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K for the periods ended March 31, 2001, June 30, 2001, September 29, 2001, June 29, 2002, December 28, 2002, September 27, 2003, December 27, 2003, March 27, 2004, May 18, 2005, July 1, 2005, January 30, 2006, January 30, 2008, December 22, 2008, April 14, 2009, January 1, 2011 and January 4, 2013.

10.2	Incentive Bonus Plan is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 31, 2011.
10.5

Indemnification Agreement is incorporated by reference to the form attached as an exhibit to the Current Report of the Company on Form 8-K dated December 14, 2011, between the Company and the Trustee of its ESOP, one of the Trustees of its 401(k) SMART Plan and with each member of its 401(k) SMART Plan investment committee.

10.6	Supplemental Executive Retirement Plan is incorporated by reference to an exhibit to the Current Report on Form 8-K dated November 14, 2012.
14	Code of Ethical Conduct for Financial Managers is incorporated by reference to the exhibits to the Annual Report of the Company on Form 10-K for the year ended December 28, 2002.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 29, 2012, is formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Earnings, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

February 28, 2013	By:	/s/ John A. Attaway, Jr.
John A. Attaway, Jr.
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carol Jenkins Barnett	Director	February 28, 2013
Carol Jenkins Barnett

/s/ Hoyt R. Barnett	Vice Chairman and Director	February 28, 2013
Hoyt R. Barnett

/s/ William E. Crenshaw	Chief Executive Officer and Director	February 28, 2013
William E. Crenshaw	(Principal Executive Officer)

/s/ Jane B. Finley	Director	February 28, 2013
Jane B. Finley

/s/ Sherrill W. Hudson	Director	February 28, 2013
Sherrill W. Hudson

/s/ Charles H. Jenkins, Jr.	Chairman of the Board and Director	February 28, 2013
Charles H. Jenkins, Jr.

/s/ Howard M. Jenkins	Director	February 28, 2013
Howard M. Jenkins

/s/ E. Vane McClurg	Director	February 28, 2013
E. Vane McClurg

/s/ Maria A. Sastre	Director	February 28, 2013
Maria A. Sastre

/s/ David P. Phillips	Chief Financial Officer and Treasurer	February 28, 2013
David P. Phillips	(Principal Financial and Accounting Officer)