Form 10-Q
period 2013-03-30
PUBLIX SUPER MARKETS INC
filed 2013-05-09
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013
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
Yes                 No     X
The number of shares of the Registrant’s common stock outstanding as of April 19, 2013 was 784,800,000.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)

	March 30, 2013	December 29, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$640,262	337,400
Short-term investments	892,094	797,260
Trade receivables	622,868	519,137
Merchandise inventories	1,344,289	1,409,367
Deferred tax assets	64,076	57,834
Prepaid expenses	32,745	28,124
Total current assets	3,596,334	3,149,122
Long-term investments	4,732,562	4,235,846
Other noncurrent assets	205,127	202,636
Property, plant and equipment	8,017,353	8,979,469
Accumulated depreciation	(3,323,523)	(4,288,753)
Net property, plant and equipment	4,693,830	4,690,716
	$13,227,853	12,278,320
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,420,029	1,306,996
Accrued expenses:
Contribution to retirement plans	222,707	430,395
Self-insurance reserves	140,591	138,998
Salaries and wages	162,741	109,091
Dividends payable	274,621	—
Other	266,099	230,486
Current portion of long-term debt	19,110	5,018
Federal and state income taxes	224,078	—
Total current liabilities	2,729,976	2,220,984
Deferred tax liabilities	348,736	327,294
Self-insurance reserves	212,785	212,728
Accrued postretirement benefit cost	116,398	116,721
Long-term debt	138,483	153,454
Other noncurrent liabilities	117,900	118,321
Total liabilities	3,664,278	3,149,502
Common stock related to Employee Stock Ownership Plan (ESOP)	2,536,531	2,272,963
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 786,507 shares in 2013 and 776,094 shares in 2012	786,507	776,094
Additional paid-in capital	1,860,864	1,627,258
Retained earnings	6,837,170	6,640,538
Treasury stock at cost, 1,661 shares in 2013	(38,529)	—
Accumulated other comprehensive earnings	71,158	38,289
Common stock related to ESOP	(2,536,531)	(2,272,963)
Total stockholders’ equity	6,980,639	6,809,216
Noncontrolling interests	46,405	46,639
Total equity	9,563,575	9,128,818
	$13,227,853	12,278,320

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Three Months Ended
	March 30, 2013	March 31, 2012
	(Unaudited)
Revenues:
Sales	$7,503,384	7,070,446
Other operating income	55,670	55,650
Total revenues	7,559,054	7,126,096
Costs and expenses:
Cost of merchandise sold	5,379,578	5,109,277
Operating and administrative expenses	1,494,785	1,417,470
Total costs and expenses	6,874,363	6,526,747
Operating profit	684,691	599,349
Investment income, net	21,744	18,339
Other income, net	4,096	6,289
Earnings before income tax expense	710,531	623,977
Income tax expense	239,278	214,566
Net earnings	$471,253	409,411
Weighted average shares outstanding	778,110	782,080
Basic and diluted earnings per share	$0.61	0.52
Dividends declared per common share	$0.35	0.59

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
	(Unaudited)
Net earnings	$471,253	409,411
Other comprehensive earnings:
Unrealized gain on available-for-sale (AFS) securities, net of tax effect of $21,218 and $13,077 in 2013 and 2012, respectively	33,695	20,766
Reclassification adjustment for net realized gain on AFS securities, net of tax effect of ($1,027) and ($92) in 2013 and 2012, respectively	(1,632)	(146)
Adjustment to postretirement benefit plan obligation, net of tax effect of $508 and $301 in 2013 and 2012, respectively	806	478
Comprehensive earnings	$504,122	430,509

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$7,419,770	7,077,420
Cash paid to employees and suppliers	(6,333,856)	(6,069,152)
Income taxes paid	(19,094)	(35,161)
Self-insured claims paid	(81,521)	(60,360)
Dividends and interest received	42,532	37,519
Other operating cash receipts	53,744	53,751
Other operating cash payments	(3,265)	(2,433)
Net cash provided by operating activities	1,078,310	1,001,584
Cash flows from investing activities:
Payment for capital expenditures	(120,647)	(133,040)
Proceeds from sale of property, plant and equipment	1,170	1,437
Payment for investments	(780,168)	(681,110)
Proceeds from sale and maturity of investments	220,665	155,858
Net cash used in investing activities	(678,980)	(656,855)
Cash flows from financing activities:
Payment for acquisition of common stock	(172,701)	(141,860)
Proceeds from sale of common stock	77,346	48,479
Repayment of long-term debt	(879)	(668)
Other, net	(234)	390
Net cash used in financing activities	(96,468)	(93,659)
Net increase in cash and cash equivalents	302,862	251,070
Cash and cash equivalents at beginning of period	337,400	366,853
Cash and cash equivalents at end of period	$640,262	617,923

See accompanying notes to the condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts are in thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$471,253	409,411
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	124,948	121,865
Increase in LIFO reserve	10,663	14,650
Retirement contributions paid or payable in common stock	93,258	80,439
Deferred income taxes	(5,499)	(13,629)
Loss on disposal and impairment of property, plant and equipment	2,088	5,022
Gain on AFS securities	(2,659)	(238)
Net amortization of investments	31,338	25,312
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(101,205)	(9,982)
Merchandise inventories	54,415	(28,412)
Prepaid expenses and other noncurrent assets	(8,254)	(21,407)
Accounts payable and accrued expenses	179,738	214,512
Self-insurance reserves	1,650	7,203
Federal and state income taxes	226,006	193,158
Other noncurrent liabilities	570	3,680
Total adjustments	607,057	592,173
Net cash provided by operating activities	$1,078,310	1,001,584

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. Due to the seasonal nature of the Company’s business, the results of operations for the three months ended March 30, 2013 are not necessarily indicative of the results for the entire 2013 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.
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

(2)Recently Adopted Accounting Standard
In February 2013, the Financial Accounting Standards Board issued an Accounting Standards Update that requires expanded disclosures related to accumulated other comprehensive earnings. The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive earnings by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive earnings by the respective line items of net earnings. The amended guidance does not change the current requirements for reporting net earnings or other comprehensive earnings. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this amendment during the quarter ended March 30, 2013 did not have an effect on the Company's financial condition, results of operations or cash flows.

(3)Fair Value of Financial Instruments
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
Following is a summary of fair value measurements for AFS securities as of March 30, 2013 and December 29, 2012:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
March 30, 2013	$5,624,656	824,182	4,800,474	—
December 29, 2012	5,033,106	713,741	4,319,365	—

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)Investments
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
Following is a summary of AFS securities as of March 30, 2013 and December 29, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
March 30, 2013
Tax exempt bonds	$3,361,235	35,608	2,328	3,394,515
Taxable bonds	1,373,007	15,628	561	1,388,074
Restricted investments	170,000	604	—	170,604
Equity securities	573,144	105,423	7,104	671,463
	$5,477,386	157,263	9,993	5,624,656
December 29, 2012
Tax exempt bonds	$3,115,963	33,787	2,646	3,147,104
Taxable bonds	1,141,514	17,667	355	1,158,826
Restricted investments	170,000	431	—	170,431
Equity securities	510,613	58,631	12,499	556,745
	$4,938,090	110,516	15,500	5,033,106
Realized gains on sales of AFS securities totaled $6,862,000 for the three months ended March 30, 2013. Realized losses on sales of AFS securities totaled $4,203,000 for the three months ended March 30, 2013. There were no OTTI losses on AFS securities for the three months ended March 30, 2013.
Realized gains on sales of AFS securities totaled $2,549,000 for the three months ended March 31, 2012. Realized losses on sales of AFS securities totaled $2,311,000 for the three months ended March 31, 2012. There were no OTTI losses on AFS securities for the three months ended March 31, 2012.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of AFS securities by expected maturity as of March 30, 2013 and December 29, 2012 are as follows:

	March 30, 2013		December 29, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$887,725	892,094	792,946	797,260
Due after one year through five years	3,159,145	3,191,548	2,725,036	2,755,043
Due after five years through ten years	474,711	479,469	520,800	526,924
Due after ten years	212,661	219,478	218,695	226,703
	4,734,242	4,782,589	4,257,477	4,305,930
Restricted investments	170,000	170,604	170,000	170,431
Equity securities	573,144	671,463	510,613	556,745
	$5,477,386	5,624,656	4,938,090	5,033,106
Following is a summary of temporarily impaired AFS securities by the time period impaired as of March 30, 2013 and December 29, 2012:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
March 30, 2013
Tax exempt bonds	$323,493	2,328	—	—	323,493	2,328
Taxable bonds	243,368	561	—	—	243,368	561
Equity securities	55,763	3,915	9,117	3,189	64,880	7,104
Total temporarily impaired AFS securities	$622,624	6,804	9,117	3,189	631,741	9,993
December 29, 2012
Tax exempt bonds	$566,914	2,646	—	—	566,914	2,646
Taxable bonds	81,876	355	—	—	81,876	355
Equity securities	209,759	8,878	14,260	3,621	224,019	12,499
Total temporarily impaired AFS securities	$858,549	11,879	14,260	3,621	872,809	15,500
There are 242 AFS securities issues contributing to the total unrealized loss of $9,993,000 as of March 30, 2013. Unrealized losses related to debt securities are primarily driven by interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily driven by stock market volatility.

(5)Consolidation of Joint Ventures and Long-Term Debt
From time to time, the Company enters into Joint Ventures (JV), in the legal form of limited liability companies, with certain real estate developers to partner in the development of shopping centers with the Company as the anchor tenant. The Company consolidates certain of these JVs in which it has a controlling financial interest. The Company is considered to have a controlling financial interest in a JV when it has (1) the power to direct the activities of the JV that most significantly impact the JV’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the JV that could potentially be significant to such JV.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
As of March 30, 2013, the carrying amounts of the assets and liabilities of the consolidated JVs were $159,094,000 and $62,457,000, respectively. As of December 29, 2012, the carrying amounts of the assets and liabilities of the consolidated JVs were $157,675,000 and $60,364,000, respectively. The assets are owned by, and the liabilities are obligations of, the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2013 and 2012 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during the three months ended March 30, 2013. The Company assumed loans totaling $6,450,000 during the three months ended March 31, 2012. Maturities of JV loans range from June 2013 through June 2016 and have either (1) fixed interest rates ranging from 4.5% to 5.3% or (2) variable interest rates based on a LIBOR index plus basis points ranging from 195 basis points to 250 basis points. Maturities of assumed shopping center loans range from September 2013 through January 2027 and have fixed interest rates ranging from 5.1% to 7.5%.

(6)Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a 15-month period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $164,891,000 and $126,647,000 as of March 30, 2013 and December 29, 2012, respectively. The cost of the shares held by the ESOP totaled $2,371,640,000 and $2,146,316,000 as of March 30, 2013 and December 29, 2012, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $2,536,531,000 and $2,272,963,000 as of March 30, 2013 and December 29, 2012, respectively. The fair value of the shares held by the ESOP totaled $5,739,009,000 and $5,418,856,000 as of March 30, 2013 and December 29, 2012, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Accumulated Other Comprehensive Earnings
The following tables provide a reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for the three months ended March 30, 2013 and March 31, 2012:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2013
Balances at December 29, 2012	$58,286	(19,997)	38,289
Unrealized gain on AFS securities	33,695	—	33,695
Net realized gain on AFS securities reclassified to investment income, net	(1,632)	—	(1,632)
Amortization of actuarial losses reclassifed to operating and administrative expenses	—	806	806
Net other comprehensive earnings	32,063	806	32,869
Balances at March 30, 2013	$90,349	(19,191)	71,158

2012
Balances at December 31, 2011	$44,703	(14,442)	30,261
Unrealized gain on AFS securities	20,766	—	20,766
Net realized gain on AFS securities reclassified to investment income, net	(146)	—	(146)
Amortization of actuarial losses reclassifed to operating and administrative expenses	—	478	478
Net other comprehensive earnings	20,620	478	21,098
Balances at March 31, 2012	$65,323	(13,964)	51,359

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina and Tennessee. As of March 30, 2013, the Company operated 1,068 supermarkets. The Company has signed leases for supermarket sites in North Carolina expected to open in 2014.
Results of Operations
Sales
Sales for the three months ended March 30, 2013 were $7.5 billion as compared with $7.1 billion for the three months ended March 31, 2012, an increase of $432.9 million or a 6.1% increase. The Company estimates that its sales increased $157.2 million or 2.2% from new supermarkets and $275.7 million or 3.9% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. The Company estimates that its sales for the three months ended March 30, 2013 increased $90.0 million or 1.3% due to the early Easter holiday, which was in the second quarter of 2012. Comparable store sales for the three months ended March 30, 2013 increased primarily due to the early Easter holiday, product cost inflation and increased customer counts resulting from a better, but still difficult, economic climate.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 28.3% and 27.7% for three months ended March 30, 2013 and March 31, 2012, respectively. The increase in gross profit as a percentage of sales for the three months ended March 30, 2013 as compared with the three months ended March 31, 2012 was primarily due to a decrease in the last-in, first-out inventory reserve impact and a decrease in promotional activity.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 19.9% and 20.0% for the three months ended March 30, 2013 and March 31, 2012, respectively. Operating and administrative expenses as a percentage of sales for the three months ended March 30, 2013 as compared with the three months ended March 31, 2012 remained relatively unchanged.
Investment income, net
Investment income, net was $21.7 million and $18.3 million for the three months ended March 30, 2013 and March 31, 2012, respectively. The increase in investment income, net for the three months ended March 30, 2013 as compared with the three months ended March 31, 2012 was primarily due to an increase in realized gains of AFS securities. There were no OTTI losses on AFS securities for the three months ended March 30, 2013 and March 31, 2012.
Income taxes
The effective income tax rate was 33.7% and 34.4% for the three months ended March 30, 2013 and March 31, 2012, respectively. The decrease in the effective income tax rate for the three months ended March 30, 2013 as compared with the three months ended March 31, 2012 was primarily due to increased ESOP dividends, tax exempt investment income and investment related tax credits.
Net earnings
Net earnings were $471.3 million or $0.61 per share and $409.4 million or $0.52 per share for the three months ended March 30, 2013 and March 31, 2012, respectively. Net earnings as a percentage of sales were 6.3% and 5.8% for the three months ended March 30, 2013 and March 31, 2012, respectively. The increase in net earnings as a percentage of sales for the three months ended March 30, 2013 as compared with the three months ended March 31, 2012 was primarily due to increased sales from the early Easter holiday, an increase in gross profit as a percentage of sales and a decrease in the effective income tax rate, as noted above.
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $6,264.9 million as of March 30, 2013, as compared with $5,370.5 million as of December 29, 2012. This increase was primarily due to the timing of capital expenditures and income tax payments and increased sales from the early Easter holiday.
Net cash provided by operating activities
Net cash provided by operating activities was $1,078.3 million for the three months ended March 30, 2013, as compared with $1,001.6 million for the three months ended March 31, 2012. The increase in cash provided by operating activities for the three months ended March 30, 2013 as compared with the three months ended March 31, 2012 was primarily due to the increase in net earnings. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.

Net cash used in investing activities
Net cash used in investing activities was $679.0 million for the three months ended March 30, 2013, as compared with $656.9 million for the three months ended March 31, 2012. For the three months ended March 30, 2013, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $120.6 million. These expenditures were incurred in connection with the opening of five new supermarkets (including one replacement supermarket) and remodeling 14 supermarkets. Six supermarkets were closed during the period. The replacement supermarket that opened during the three months ended March 30, 2013 replaced one of the supermarkets closed during the same period. Four of the remaining supermarkets closed during the three months ended March 30, 2013 will be replaced on site in subsequent periods and one supermarket will not be replaced. Expenditures were also incurred for new supermarkets and remodels in progress, new or enhanced information technology hardware and applications and the expansion of warehouses. During the three months ended March 30, 2013, the Company wrote off $1,061.6 million of fully depreciated furniture, fixtures and equipment. Since the assets were fully depreciated, the write off had no effect on the Company's financial condition, results of operations or cash flows. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $559.5 million.
For the three months ended March 31, 2012, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $133.0 million. These expenditures were incurred in connection with the opening of seven new supermarkets (including one replacement supermarket) and remodeling 13 supermarkets. No supermarkets were closed during the period. The replacement supermarket opened during the three months ended March 31, 2012 replaced a supermarket closed in 2011 that was replaced on site. Expenditures were also incurred for the acquisition of shopping centers with the Company as the anchor tenant, new supermarkets and remodels in progress, new or enhanced information technology hardware and applications and the expansion of warehouses. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $525.3 million.
Capital expenditure projection
Capital expenditures for the remainder of 2013 are expected to be approximately $639 million, primarily consisting of new supermarkets, remodeling certain existing supermarkets, construction of new or expansion of existing warehouses, new or enhanced information technology hardware and applications and the acquisition of certain shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Net cash used in financing activities
Net cash used in financing activities was $96.5 million for the three months ended March 30, 2013, as compared with $93.7 million for the three months ended March 31, 2012. The primary use of net cash in financing activities was funding net common stock repurchases. Net common stock repurchases totaled $95.4 million for the three months ended March 30, 2013, as compared with $93.4 million for the three months ended March 31, 2012. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), 401(k) Plan, ESOP and Non-Employee Directors Stock Purchase Plan (Directors Plan). The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
On March 6, 2013, the Company declared a semi-annual dividend on its common stock of $0.35 per share or approximately $274.6 million, payable on June 3, 2013 to stockholders of record as of the close of business April 30, 2013. On June 1, 2012, the Company paid an annual dividend on its common stock of $0.59 per share or $464.6 million. Due to the growth of the Company's dividend over the last several years, the Company decided in 2012 to begin paying a semi-annual dividend rather than an annual dividend. To not delay any dividend payments to the Company's stockholders, the first semi-annual dividend of $0.30 per share or $234.1 million was paid on December 3, 2012.
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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended December 29, 2012.
Item 4.    Controls and Procedures
As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
As reported in the Company’s Form 10-K for the year ended December 29, 2012, the Company is a party in various legal claims and actions considered in the normal course of business. The Company believes its recorded reserves are adequate in light of the probable and estimable liabilities. The estimated amount of reasonably possible losses for claims, individually and in the aggregate, is considered to be immaterial. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Item 1A.    Risk Factors
There have been no material changes in the risk factors from those disclosed in the Company’s Form 10-K for the year ended December 29, 2012.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended March 30, 2013 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 30, 2012 through February 2, 2013	2,272	$22.50	N/A	N/A
February 3, 2013 through March 2, 2013	1,362	22.51	N/A	N/A
March 3, 2013 through March 30, 2013	3,919	23.20	N/A	N/A
Total	7,553	$22.86	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended March 30, 2013 required to be disclosed in the last two columns of the table.
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
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date: May 9, 2013	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date: May 9, 2013	/s/ David P. Phillips
David P. Phillips, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)