Form 10-Q
period 2013-06-29
PUBLIX SUPER MARKETS INC
filed 2013-08-08
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
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
Yes                 No     X
The number of shares of the Registrant’s common stock outstanding as of July 19, 2013 was 780,872,000.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)

	June 29, 2013	December 29, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$290,146	337,400
Short-term investments	911,765	797,260
Trade receivables	518,918	519,137
Merchandise inventories	1,400,048	1,409,367
Deferred tax assets	62,031	57,834
Prepaid expenses	63,989	28,124
Total current assets	3,246,897	3,149,122
Long-term investments	4,838,581	4,235,846
Other noncurrent assets	209,251	202,636
Property, plant and equipment	8,143,671	8,979,469
Accumulated depreciation	(3,422,266)	(4,288,753)
Net property, plant and equipment	4,721,405	4,690,716
	$13,016,134	12,278,320
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,342,065	1,306,996
Accrued expenses:
Contribution to retirement plans	302,837	430,395
Self-insurance reserves	139,047	138,998
Salaries and wages	196,694	109,091
Other	280,945	230,486
Current portion of long-term debt	30,034	5,018
Total current liabilities	2,291,622	2,220,984
Deferred tax liabilities	324,155	327,294
Self-insurance reserves	211,889	212,728
Accrued postretirement benefit cost	116,848	116,721
Long-term debt	125,860	153,454
Other noncurrent liabilities	114,943	118,321
Total liabilities	3,185,317	3,149,502
Common stock related to Employee Stock Ownership Plan (ESOP)	2,502,590	2,272,963
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 786,507 shares in 2013 and 776,094 shares in 2012	786,507	776,094
Additional paid-in capital	1,860,864	1,627,258
Retained earnings	7,238,027	6,640,538
Treasury stock at cost, 5,243 shares in 2013	(134,352)	—
Accumulated other comprehensive earnings	33,470	38,289
Common stock related to ESOP	(2,502,590)	(2,272,963)
Total stockholders’ equity	7,281,926	6,809,216
Noncontrolling interests	46,301	46,639
Total equity	9,830,817	9,128,818
	$13,016,134	12,278,320

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Three Months Ended
	June 29, 2013	June 30, 2012
	(Unaudited)
Revenues:
Sales	$7,040,064	6,782,622
Other operating income	56,611	55,804
Total revenues	7,096,675	6,838,426
Costs and expenses:
Cost of merchandise sold	5,073,192	4,888,084
Operating and administrative expenses	1,450,063	1,403,816
Total costs and expenses	6,523,255	6,291,900
Operating profit	573,420	546,526
Investment income, net	26,619	24,864
Other income, net	4,787	6,853
Earnings before income tax expense	604,826	578,243
Income tax expense	203,944	196,612
Net earnings	$400,882	381,631
Weighted average shares outstanding	783,671	786,086
Basic and diluted earnings per share	$0.51	0.49
Dividends paid per common share	$0.35	0.59

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Three Months Ended
	June 29, 2013	June 30, 2012
	(Unaudited)
Net earnings	$400,882	381,631
Other comprehensive earnings:
Unrealized loss on available-for-sale (AFS) securities, net of tax effect of ($21,694) and ($7,884) in 2013 and 2012, respectively	(34,450)	(12,519)
Reclassification adjustment for net realized gain on AFS securities, net of tax effect of ($2,547) and ($1,609) in 2013 and 2012, respectively	(4,044)	(2,555)
Adjustment to postretirement benefit plan obligation, net of tax effect of $508 and $301 in 2013 and 2012, respectively	806	478
Comprehensive earnings	$363,194	367,035

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Six Months Ended
	June 29, 2013	June 30, 2012
	(Unaudited)
Revenues:
Sales	$14,543,448	13,853,068
Other operating income	112,281	111,453
Total revenues	14,655,729	13,964,521
Costs and expenses:
Cost of merchandise sold	10,452,770	9,997,362
Operating and administrative expenses	2,944,848	2,821,284
Total costs and expenses	13,397,618	12,818,646
Operating profit	1,258,111	1,145,875
Investment income, net	48,363	43,203
Other income, net	8,884	13,142
Earnings before income tax expense	1,315,358	1,202,220
Income tax expense	443,223	411,178
Net earnings	$872,135	791,042
Weighted average shares outstanding	780,891	784,083
Basic and diluted earnings per share	$1.12	1.01
Dividends paid per common share	$0.35	0.59

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Six Months Ended
	June 29, 2013	June 30, 2012
	(Unaudited)
Net earnings	$872,135	791,042
Other comprehensive earnings:
Unrealized (loss) gain on AFS securities, net of tax effect of ($476) and $5,193 in 2013 and 2012, respectively	(755)	8,247
Reclassification adjustment for net realized gain on AFS securities, net of tax effect of ($3,574) and ($1,701) in 2013 and 2012, respectively	(5,676)	(2,701)
Adjustment to postretirement benefit plan obligation, net of tax effect of $1,016 and $602 in 2013 and 2012, respectively	1,612	956
Comprehensive earnings	$867,316	797,544

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Six Months Ended
	June 29, 2013	June 30, 2012
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$14,572,874	13,916,345
Cash paid to employees and suppliers	(12,649,515)	(12,052,617)
Income taxes paid	(472,450)	(481,586)
Self-insured claims paid	(159,879)	(135,642)
Dividends and interest received	96,725	86,189
Other operating cash receipts	108,420	107,590
Other operating cash payments	(8,393)	(6,418)
Net cash provided by operating activities	1,487,782	1,433,861
Cash flows from investing activities:
Payment for capital expenditures	(271,755)	(308,772)
Proceeds from sale of property, plant and equipment	4,623	2,984
Payment for investments	(1,349,602)	(881,593)
Proceeds from sale and maturity of investments	550,438	349,441
Net cash used in investing activities	(1,066,296)	(837,940)
Cash flows from financing activities:
Payment for acquisition of common stock	(305,147)	(278,357)
Proceeds from sale of common stock	113,969	81,060
Dividends paid	(274,646)	(464,626)
Repayment of long-term debt	(2,578)	(1,902)
Other, net	(338)	259
Net cash used in financing activities	(468,740)	(663,566)
Net decrease in cash and cash equivalents	(47,254)	(67,645)
Cash and cash equivalents at beginning of period	337,400	366,853
Cash and cash equivalents at end of period	$290,146	299,208

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts are in thousands)

	Six Months Ended
	June 29, 2013	June 30, 2012
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$872,135	791,042
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	250,606	245,222
Increase in LIFO reserve	19,234	22,942
Retirement contributions paid or payable in common stock	173,487	155,227
Deferred income taxes	(4,302)	(29,021)
Loss on disposal and impairment of property, plant and equipment	2,825	10,018
Gain on AFS securities	(9,250)	(4,402)
Net amortization of investments	64,542	51,908
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	2,707	36,358
Merchandise inventories	(9,915)	24,466
Prepaid expenses and other noncurrent assets	(9,061)	(33,913)
Accounts payable and accrued expenses	160,598	195,921
Self-insurance reserves	(790)	7,183
Federal and state income taxes	(24,411)	(41,086)
Other noncurrent liabilities	(623)	1,996
Total adjustments	615,647	642,819
Net cash provided by operating activities	$1,487,782	1,433,861

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. Due to the seasonal nature of the Company’s business, the results of operations for the three and six months ended June 29, 2013 are not necessarily indicative of the results for the entire 2013 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.
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
Following is a summary of fair value measurements for AFS securities as of June 29, 2013 and December 29, 2012:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
June 29, 2013	$5,750,346	904,792	4,845,554	—
December 29, 2012	5,033,106	713,741	4,319,365	—

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
Following is a summary of AFS securities as of June 29, 2013 and December 29, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
June 29, 2013
Tax exempt bonds	$3,456,104	18,819	21,876	3,453,047
Taxable bonds	1,379,442	9,147	6,713	1,381,876
Restricted investments	170,000	—	604	169,396
Equity securities	660,265	96,667	10,905	746,027
	$5,665,811	124,633	40,098	5,750,346
December 29, 2012
Tax exempt bonds	$3,115,963	33,787	2,646	3,147,104
Taxable bonds	1,141,514	17,667	355	1,158,826
Restricted investments	170,000	431	—	170,431
Equity securities	510,613	58,631	12,499	556,745
	$4,938,090	110,516	15,500	5,033,106
Realized gains on sales of AFS securities totaled $11,185,000 and $18,047,000 for the three and six months ended June 29, 2013, respectively. Realized losses on sales of AFS securities totaled $4,594,000 and $8,797,000 for the three and six months ended June 29, 2013, respectively. There were no OTTI losses on AFS securities for the three and six months ended June 29, 2013.
Realized gains on sales of AFS securities totaled $7,228,000 and $9,777,000 for the three and six months ended June 30, 2012, respectively. Realized losses on sales of AFS securities totaled $3,064,000 and $5,375,000 for the three and six months ended June 30, 2012, respectively. There were no OTTI losses on AFS securities for the three and six months ended June 30, 2012.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of AFS securities by expected maturity as of June 29, 2013 and December 29, 2012 are as follows:

	June 29, 2013		December 29, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$907,813	911,765	792,946	797,260
Due after one year through five years	3,312,980	3,312,910	2,725,036	2,755,043
Due after five years through ten years	404,640	395,642	520,800	526,924
Due after ten years	210,113	214,606	218,695	226,703
	4,835,546	4,834,923	4,257,477	4,305,930
Restricted investments	170,000	169,396	170,000	170,431
Equity securities	660,265	746,027	510,613	556,745
	$5,665,811	5,750,346	4,938,090	5,033,106
Following is a summary of temporarily impaired AFS securities by the time period impaired as of June 29, 2013 and December 29, 2012:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
June 29, 2013
Tax exempt bonds	$1,563,819	21,876	—	—	1,563,819	21,876
Taxable bonds	672,118	6,713	—	—	672,118	6,713
Restricted investments	169,396	604	—	—	169,396	604
Equity securities	112,909	8,720	8,212	2,185	121,121	10,905
Total temporarily impaired AFS securities	$2,518,242	37,913	8,212	2,185	2,526,454	40,098
December 29, 2012
Tax exempt bonds	$566,914	2,646	—	—	566,914	2,646
Taxable bonds	81,876	355	—	—	81,876	355
Equity securities	209,759	8,878	14,260	3,621	224,019	12,499
Total temporarily impaired AFS securities	$858,549	11,879	14,260	3,621	872,809	15,500
There are 657 AFS securities issues contributing to the total unrealized loss of $40,098,000 as of June 29, 2013. Unrealized losses related to debt securities are primarily driven by interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily driven by stock market volatility.

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
As of June 29, 2013, the carrying amounts of the assets and liabilities of the consolidated JVs were $159,121,000 and $62,705,000, respectively. As of December 29, 2012, the carrying amounts of the assets and liabilities of the consolidated JVs were $157,675,000 and $60,364,000, respectively. The assets are owned by, and the liabilities are obligations of, the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2013 and 2012 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during the six months ended June 29, 2013. The Company assumed loans totaling $6,450,000 during the six months ended June 30, 2012. Maturities of JV loans range from July 2013 through June 2016 and have either (1) fixed interest rates ranging from 4.5% to 5.3% or (2) variable interest rates based on a LIBOR index plus basis points ranging from 195 basis points to 250 basis points. Maturities of assumed shopping center loans range from September 2013 through January 2027 and have fixed interest rates ranging from 5.1% to 7.5%.

(6)Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a 15-month period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $167,102,000 and $126,647,000 as of June 29, 2013 and December 29, 2012, respectively. The cost of the shares held by the ESOP totaled $2,335,488,000 and $2,146,316,000 as of June 29, 2013 and December 29, 2012, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $2,502,590,000 and $2,272,963,000 as of June 29, 2013 and December 29, 2012, respectively. The fair value of the shares held by the ESOP totaled $6,548,146,000 and $5,418,856,000 as of June 29, 2013 and December 29, 2012, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Accumulated Other Comprehensive Earnings
The following tables provide a reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for the three months ended June 29, 2013 and June 30, 2012:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2013
Balances at March 30, 2013	$90,349	(19,191)	71,158
Unrealized loss on AFS securities	(34,450)	—	(34,450)
Net realized gain on AFS securities reclassified to investment income, net	(4,044)	—	(4,044)
Amortization of actuarial losses reclassifed to operating and administrative expenses	—	806	806
Net other comprehensive (losses) earnings	(38,494)	806	(37,688)
Balances at June 29, 2013	$51,855	(18,385)	33,470

2012
Balances at March 31, 2012	$65,323	(13,964)	51,359
Unrealized loss on AFS securities	(12,519)	—	(12,519)
Net realized gain on AFS securities reclassified to investment income, net	(2,555)	—	(2,555)
Amortization of actuarial losses reclassifed to operating and administrative expenses	—	478	478
Net other comprehensive (losses) earnings	(15,074)	478	(14,596)
Balances at June 30, 2012	$50,249	(13,486)	36,763

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for the six months ended June 29, 2013 and June 30, 2012:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2013
Balances at December 29, 2012	$58,286	(19,997)	38,289
Unrealized loss on AFS securities	(755)	—	(755)
Net realized gain on AFS securities reclassified to investment income, net	(5,676)	—	(5,676)
Amortization of actuarial losses reclassifed to operating and administrative expenses	—	1,612	1,612
Net other comprehensive (losses) earnings	(6,431)	1,612	(4,819)
Balances at June 29, 2013	$51,855	(18,385)	33,470

2012
Balances at December 31, 2011	$44,703	(14,442)	30,261
Unrealized gain on AFS securities	8,247	—	8,247
Net realized gain on AFS securities reclassified to investment income, net	(2,701)	—	(2,701)
Amortization of actuarial losses reclassifed to operating and administrative expenses	—	956	956
Net other comprehensive earnings	5,546	956	6,502
Balances at June 30, 2012	$50,249	(13,486)	36,763

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina and Tennessee. As of June 29, 2013, the Company operated 1,072 supermarkets. The Company has signed leases for supermarket sites in North Carolina expected to open in 2014.
Results of Operations
Sales
Sales for the three months ended June 29, 2013 were $7.0 billion as compared with $6.8 billion for the three months ended June 30, 2012, an increase of $257.4 million or 3.8%. The Company estimates that its sales increased $115.0 million or 1.7% from new supermarkets and $142.4 million or 2.1% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. The Company estimates that sales for the three months ended June 29, 2013 were negatively impacted by $90.0 million or 1.3% due to the early Easter holiday. In 2013, the Easter holiday sales (sales from the week before Easter) were included in the first quarter, while the sales for the six day week that followed were included in the second quarter. This six day week is due to the supermarkets being closed on Easter. When these two weeks are in different quarters, first quarter sales benefit from the Easter holiday sales and second quarter sales are negatively impacted by the supermarkets being closed on Easter. In 2012, the Easter holiday was in the second quarter. Sales for the six months ended June 29, 2013 were $14.5 billion as compared with $13.9 billion for the six months ended June 30, 2012, an increase of $690.4 million or 5.0%. The Company estimates that its sales increased $274.8 million or 2.0% from new supermarkets and $415.6 million or 3.0% from comparable store sales. Comparable store sales for the three and six months ended June 29, 2013 increased primarily due to product cost inflation and increased customer counts resulting from a better, but still difficult, economic climate.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.9% for the three months ended June 29, 2013 and June 30, 2012. Gross profit as a percentage of sales was 28.1% and 27.8% for the six months ended June 29, 2013 and June 30, 2012, respectively. The increase in gross profit as a percentage of sales for the six months ended June 29, 2013 as compared with the six months ended June 30, 2012 was primarily due to a decrease in the last-in, first-out inventory reserve impact and a decrease in promotional activity.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 20.6% and 20.7% for the three months ended June 29, 2013 and June 30, 2012, respectively. Operating and administrative expenses as a percentage of sales were 20.2% and 20.4% for the six months ended June 29, 2013 and June 30, 2012, respectively. Operating and administrative expenses as a percentage of sales for the three and six months ended June 29, 2013 as compared with the three and six months ended June 30, 2012 remained relatively unchanged.
Investment income, net
Investment income, net was $26.6 million and $24.9 million for the three months ended June 29, 2013 and June 30, 2012, respectively. Investment income, net was $48.4 million and $43.2 million for the six months ended June 29, 2013 and June 30, 2012, respectively. The increase in investment income, net for the three and six months ended June 29, 2013 as compared with the three and six months ended June 30, 2012 was primarily due to an increase in realized gains of AFS securities. There were no OTTI losses on AFS securities for the three and six months ended June 29, 2013 and June 30, 2012.
Income taxes
The effective income tax rate was 33.7% and 34.0% for the three months ended June 29, 2013 and June 30, 2012, respectively. The effective income tax rate was 33.7% and 34.2% for the six months ended June 29, 2013 and June 30, 2012, respectively. The decrease in the effective income tax rate for the three and six months ended June 29, 2013 as compared with the three and six months ended June 30, 2012 was primarily due to ESOP dividends, tax exempt investment income and investment related tax credits.
Net earnings
Net earnings were $400.9 million or $0.51 per share and $381.6 million or $0.49 per share for the three months ended June 29, 2013 and June 30, 2012, respectively. Net earnings as a percentage of sales were 5.7% and 5.6% for the three months ended June 29, 2013 and June 30, 2012, respectively. Net earnings as a percentage of sales for the three months ended June 29, 2013 as compared with the three months ended June 30, 2012 remained relatively unchanged. Net earnings were $872.1 million or $1.12 per share and $791.0 million or $1.01 per share for the six months ended June 29, 2013 and June 30, 2012, respectively. Net earnings as a percentage of sales were 6.0% and 5.7% for the six months ended June 29, 2013 and June 30, 2012, respectively. The increase in net earnings as a percentage of sales for the six months ended June 29, 2013 as compared with the six months ended June 30, 2012 was primarily due to an increase in gross profit as a percentage of sales and a decrease in the effective income tax rate, as noted above.
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $6,040.5 million as of June 29, 2013, as compared with $5,370.5 million as of December 29, 2012. This increase was primarily due to the increase in net cash provided by operating activities less payments for capital expenditures, net acquisitions of common stock and dividends.
Net cash provided by operating activities
Net cash provided by operating activities was $1,487.8 million for the six months ended June 29, 2013, as compared with $1,433.9 million for the six months ended June 30, 2012. The increase in cash provided by operating activities for the six months ended June 29, 2013 as compared with the six months ended June 30, 2012 was primarily due to the increase in net earnings. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.
Net cash used in investing activities
Net cash used in investing activities was $1,066.3 million for the six months ended June 29, 2013, as compared with $837.9 million for the six months ended June 30, 2012. For the six months ended June 29, 2013, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $271.8 million. These expenditures were incurred in connection with the opening of 10 new supermarkets (including one replacement supermarket) and remodeling 48 supermarkets. Seven supermarkets were closed during the period. The replacement supermarket that opened during the six months ended June 29, 2013 replaced one of the supermarkets closed during the same period. Five of the remaining supermarkets closed during the six months ended June 29, 2013 will be replaced on site in subsequent periods and one supermarket will not be replaced. New supermarkets added 0.2 million square feet in the six months ended June 29, 2013, an increase of 0.3%. Expenditures were also incurred for new supermarkets and remodels in progress, the construction of new warehouses and new or enhanced information technology hardware and applications. During the first quarter of 2013, the Company wrote off $1,061.6 million of fully depreciated furniture, fixtures and equipment. Since the assets were fully depreciated, the write off had no effect on the Company’s financial condition, results of operations or cash flows. For the six months ended June 29, 2013, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $799.2 million.
For the six months ended June 30, 2012, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $308.8 million. These expenditures were incurred in connection with the opening of 10 new supermarkets (including two replacement supermarkets) and remodeling 40 supermarkets. Three supermarkets were closed during the period. Replacement supermarkets opened during the six months ended June 30, 2012 replaced one supermarket closed during the same period and one supermarket closed in 2011 that was replaced on site. The remaining two supermarkets closed during the six months ended June 30, 2012 were replaced on site in a subsequent period. New supermarkets added 0.3 million square feet in the six months ended June 30, 2012, an increase of 0.7%. Expenditures were also incurred for the acquisition of shopping centers with the Company as the anchor tenant, the expansion of existing warehouses and new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $532.2 million.
Capital expenditure projection
Capital expenditures for the remainder of 2013 are expected to be approximately $488 million, primarily consisting of new supermarkets, remodeling certain existing supermarkets, construction of new warehouses, new or enhanced information technology hardware and applications and the acquisition of certain shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Net cash used in financing activities
Net cash used in financing activities was $468.7 million for the six months ended June 29, 2013, as compared with $663.6 million for the six months ended June 30, 2012. The decrease in net cash used in financing activities was primarily due to the payment of a semi-annual dividend of $274.6 million during the six months ended June 29, 2013 as compared with the payment of an annual dividend of $464.6 million during the six months ended June 30, 2012. In addition to the payment of dividends, the primary use of net cash in financing activities was funding net common stock repurchases. Net common stock repurchases totaled $191.2 million for the six months ended June 29, 2013, as compared with $197.3 million for the six months ended June 30, 2012. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), 401(k) Plan, ESOP and Non-Employee Directors Stock Purchase Plan (Directors Plan). The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
On June 3, 2013, the Company paid a semi-annual dividend on its common stock of $0.35 per share or $274.6 million to stockholders of record as of the close of business April 30, 2013. On June 1, 2012, the Company paid an annual dividend on its common stock of $0.59 per share or $464.6 million. Due to the growth of the Company's dividend over the last several years, the Company decided in 2012 to begin paying a semi-annual dividend rather than an annual dividend. To not delay any dividend payments to the Company's stockholders, the first semi-annual dividend of $0.30 per share or $234.1 million was paid on December 3, 2012.
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
Item 4.    Controls and Procedures
As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended June 29, 2013 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2013 through May 4, 2013	1,313	$25.74	N/A	N/A
May 5, 2013 through June 1, 2013	1,842	26.90	N/A	N/A
June 2, 2013 through June 29, 2013	1,825	26.90	N/A	N/A
Total	4,980	$26.60	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended June 29, 2013 required to be disclosed in the last two columns of the table.
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
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date: August 8, 2013	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date: August 8, 2013	/s/ David P. Phillips
David P. Phillips, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)