Form 10-Q
period 2013-09-28
PUBLIX SUPER MARKETS INC
filed 2013-11-07
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
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
Yes                 No     X
The number of shares of the Registrant’s common stock outstanding as of October 18, 2013 was 779,027,000.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)

	September 28, 2013	December 29, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$419,720	337,400
Short-term investments	843,991	797,260
Trade receivables	518,054	519,137
Merchandise inventories	1,438,990	1,409,367
Deferred tax assets	60,533	57,834
Prepaid expenses	32,898	28,124
Total current assets	3,314,186	3,149,122
Long-term investments	5,236,884	4,235,846
Other noncurrent assets	215,146	202,636
Property, plant and equipment	8,273,387	8,979,469
Accumulated depreciation	(3,536,917)	(4,288,753)
Net property, plant and equipment	4,736,470	4,690,716
	$13,502,686	12,278,320
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,324,377	1,306,996
Accrued expenses:
Contribution to retirement plans	373,550	430,395
Self-insurance reserves	141,288	138,998
Salaries and wages	220,374	109,091
Other	339,099	230,486
Current portion of long-term debt	37,726	5,018
Federal and state income taxes	15,814	—
Total current liabilities	2,452,228	2,220,984
Deferred tax liabilities	339,265	327,294
Self-insurance reserves	212,131	212,728
Accrued postretirement benefit cost	117,087	116,721
Long-term debt	104,882	153,454
Other noncurrent liabilities	113,141	118,321
Total liabilities	3,338,734	3,149,502
Common stock related to Employee Stock Ownership Plan (ESOP)	2,343,640	2,272,963
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 787,635 shares in 2013 and 776,094 shares in 2012	787,635	776,094
Additional paid-in capital	1,890,799	1,627,258
Retained earnings	7,597,894	6,640,538
Treasury stock at cost, 8,546 shares in 2013	(224,912)	—
Accumulated other comprehensive earnings	63,545	38,289
Common stock related to ESOP	(2,343,640)	(2,272,963)
Total stockholders’ equity	7,771,321	6,809,216
Noncontrolling interests	48,991	46,639
Total equity	10,163,952	9,128,818
	$13,502,686	12,278,320

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Three Months Ended
	September 28, 2013	September 29, 2012
	(Unaudited)
Revenues:
Sales	$7,023,036	6,652,102
Other operating income	54,492	50,149
Total revenues	7,077,528	6,702,251
Costs and expenses:
Cost of merchandise sold	5,108,341	4,817,425
Operating and administrative expenses	1,466,309	1,390,590
Total costs and expenses	6,574,650	6,208,015
Operating profit	502,878	494,236
Investment income, net	24,161	23,205
Other income, net	5,209	6,750
Earnings before income tax expense	532,248	524,191
Income tax expense	172,381	155,765
Net earnings	$359,867	368,426
Weighted average shares outstanding	780,640	782,765
Basic and diluted earnings per share	$0.46	0.47
Dividends paid per common share	$—	—

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Three Months Ended
	September 28, 2013	September 29, 2012
	(Unaudited)
Net earnings	$359,867	368,426
Other comprehensive earnings:
Unrealized gain on available-for-sale (AFS) securities, net of tax effect of $20,187 and $13,103 in 2013 and 2012, respectively	32,057	20,808
Reclassification adjustment for net realized gain on AFS securities, net of tax effect of ($1,756) and ($1,347) in 2013 and 2012, respectively	(2,788)	(2,140)
Adjustment to postretirement benefit plan obligation, net of tax effect of $508 and $301 in 2013 and 2012, respectively	806	478
Comprehensive earnings	$389,942	387,572

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Nine Months Ended
	September 28, 2013	September 29, 2012
	(Unaudited)
Revenues:
Sales	$21,566,484	20,505,170
Other operating income	166,773	161,602
Total revenues	21,733,257	20,666,772
Costs and expenses:
Cost of merchandise sold	15,561,110	14,814,787
Operating and administrative expenses	4,411,158	4,211,874
Total costs and expenses	19,972,268	19,026,661
Operating profit	1,760,989	1,640,111
Investment income, net	72,524	66,408
Other income, net	14,093	19,893
Earnings before income tax expense	1,847,606	1,726,412
Income tax expense	615,604	566,944
Net earnings	$1,232,002	1,159,468
Weighted average shares outstanding	780,807	783,643
Basic and diluted earnings per share	$1.58	1.48
Dividends paid per common share	$0.35	0.59

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Nine Months Ended
	September 28, 2013	September 29, 2012
	(Unaudited)
Net earnings	$1,232,002	1,159,468
Other comprehensive earnings:
Unrealized gain on AFS securities, net of tax effect of $19,711 and $18,296 in 2013 and 2012, respectively	31,302	29,055
Reclassification adjustment for net realized gain on AFS securities, net of tax effect of ($5,330) and ($3,048) in 2013 and 2012, respectively	(8,464)	(4,841)
Adjustment to postretirement benefit plan obligation, net of tax effect of $1,524 and $903 in 2013 and 2012, respectively	2,418	1,434
Comprehensive earnings	$1,257,258	1,185,116

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Nine Months Ended
	September 28, 2013	September 29, 2012
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$21,608,131	20,587,069
Cash paid to employees and suppliers	(18,935,593)	(17,958,788)
Income taxes paid	(605,196)	(638,757)
Self-insured claims paid	(243,733)	(215,979)
Dividends and interest received	146,260	130,603
Other operating cash receipts	160,905	155,707
Other operating cash payments	(12,906)	(10,052)
Net cash provided by operating activities	2,117,868	2,049,803
Cash flows from investing activities:
Payment for capital expenditures	(421,048)	(490,484)
Proceeds from sale of property, plant and equipment	5,995	4,357
Payment for investments	(1,949,270)	(1,446,264)
Proceeds from sale and maturity of investments	867,608	672,022
Net cash used in investing activities	(1,496,715)	(1,260,369)
Cash flows from financing activities:
Payment for acquisition of common stock	(442,308)	(410,194)
Proceeds from sale of common stock	191,633	158,756
Dividends paid	(274,646)	(464,626)
Repayment of long-term debt	(15,864)	(17,432)
Other, net	2,352	1,219
Net cash used in financing activities	(538,833)	(732,277)
Net increase in cash and cash equivalents	82,320	57,157
Cash and cash equivalents at beginning of period	337,400	366,853
Cash and cash equivalents at end of period	$419,720	424,010

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts are in thousands)

	Nine Months Ended
	September 28, 2013	September 29, 2012
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,232,002	1,159,468
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	375,596	368,316
Increase in LIFO reserve	19,802	28,488
Retirement contributions paid or payable in common stock	244,301	223,052
Deferred income taxes	(6,633)	(23,113)
Loss on disposal and impairment of property, plant and equipment	14,686	13,705
Gain on AFS securities	(13,794)	(7,889)
Net amortization of investments	98,627	79,458
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	1,496	40,406
Merchandise inventories	(49,425)	(30,041)
Prepaid expenses and other noncurrent assets	(10,480)	(5,572)
Accounts payable and accrued expenses	193,127	244,100
Self-insurance reserves	1,693	5,264
Federal and state income taxes	17,742	(48,219)
Other noncurrent liabilities	(872)	2,380
Total adjustments	885,866	890,335
Net cash provided by operating activities	$2,117,868	2,049,803

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. Due to the seasonal nature of the Company’s business, the results of operations for the three and nine months ended September 28, 2013 are not necessarily indicative of the results for the entire 2013 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.
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
The fair value of available-for-sale (AFS) securities is based on market prices using the following measurement categories:
Level 1 – Fair value is determined by using quoted prices in active markets for identical investments. AFS securities that are included in this category are primarily a mutual fund, exchange traded funds and equity securities.
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
Following is a summary of fair value measurements for AFS securities as of September 28, 2013 and December 29, 2012:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
September 28, 2013	$6,080,875	1,006,790	5,074,085	—
December 29, 2012	5,033,106	713,741	4,319,365	—

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
Following is a summary of AFS securities as of September 28, 2013 and December 29, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
September 28, 2013
Tax exempt bonds	$3,532,904	22,570	13,862	3,541,612
Taxable bonds	1,517,355	9,427	3,611	1,523,171
Restricted investments	170,000	—	86	169,914
Equity securities	728,381	124,729	6,932	846,178
	$5,948,640	156,726	24,491	6,080,875
December 29, 2012
Tax exempt bonds	$3,115,963	33,787	2,646	3,147,104
Taxable bonds	1,141,514	17,667	355	1,158,826
Restricted investments	170,000	431	—	170,431
Equity securities	510,613	58,631	12,499	556,745
	$4,938,090	110,516	15,500	5,033,106
Realized gains on sales of AFS securities totaled $7,516,000 and $25,563,000 for the three and nine months ended September 28, 2013, respectively. Realized losses on sales of AFS securities totaled $2,972,000 and $11,769,000 for the three and nine months ended September 28, 2013, respectively. There were no OTTI losses on AFS securities for the three and nine months ended September 28, 2013.
Realized gains on sales of AFS securities totaled $9,209,000 and $18,986,000 for the three and nine months ended September 29, 2012, respectively. Realized losses on sales of AFS securities totaled $5,722,000 and $11,097,000 for the three and nine months ended September 29, 2012, respectively. There were no OTTI losses on AFS securities for the three and nine months ended September 29, 2012.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of AFS securities by expected maturity as of September 28, 2013 and December 29, 2012 are as follows:

	September 28, 2013		December 29, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$840,134	843,991	792,946	797,260
Due after one year through five years	3,650,174	3,663,584	2,725,036	2,755,043
Due after five years through ten years	363,852	356,742	520,800	526,924
Due after ten years	196,099	200,466	218,695	226,703
	5,050,259	5,064,783	4,257,477	4,305,930
Restricted investments	170,000	169,914	170,000	170,431
Equity securities	728,381	846,178	510,613	556,745
	$5,948,640	6,080,875	4,938,090	5,033,106
Following is a summary of temporarily impaired AFS securities by the time period impaired as of September 28, 2013 and December 29, 2012:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
September 28, 2013
Tax exempt bonds	$1,057,342	13,857	4,985	5	1,062,327	13,862
Taxable bonds	629,862	3,586	5,013	25	634,875	3,611
Restricted investments	169,914	86	—	—	169,914	86
Equity securities	65,818	5,127	8,542	1,805	74,360	6,932
Total temporarily impaired AFS securities	$1,922,936	22,656	18,540	1,835	1,941,476	24,491
December 29, 2012
Tax exempt bonds	$566,914	2,646	—	—	566,914	2,646
Taxable bonds	81,876	355	—	—	81,876	355
Equity securities	209,759	8,878	14,260	3,621	224,019	12,499
Total temporarily impaired AFS securities	$858,549	11,879	14,260	3,621	872,809	15,500
There are 462 AFS securities issues contributing to the total unrealized loss of $24,491,000 as of September 28, 2013. Unrealized losses related to debt securities are primarily driven by interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily driven by stock market volatility.

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
As of September 28, 2013, the carrying amounts of the assets and liabilities of the consolidated JVs were $153,024,000 and $51,301,000, respectively. As of December 29, 2012, the carrying amounts of the assets and liabilities of the consolidated JVs were $157,675,000 and $60,364,000, respectively. The assets are owned by, and the liabilities are obligations of, the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2013 and 2012 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during the nine months ended September 28, 2013. The Company assumed loans totaling $18,795,000 during the nine months ended September 29, 2012. Maturities of JV loans range from April 2014 through June 2016 and have either (1) fixed interest rates ranging from 4.5% to 5.3% or (2) variable interest rates based on a LIBOR index plus 250 basis points. Maturities of assumed shopping center loans range from March 2014 through January 2027 and have fixed interest rates ranging from 5.1% to 7.5%.

(6)Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a 15-month period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $41,750,000 and $126,647,000 as of September 28, 2013 and December 29, 2012, respectively. The cost of the shares held by the ESOP totaled $2,301,890,000 and $2,146,316,000 as of September 28, 2013 and December 29, 2012, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $2,343,640,000 and $2,272,963,000 as of September 28, 2013 and December 29, 2012, respectively. The fair value of the shares held by the ESOP totaled $6,617,519,000 and $5,418,856,000 as of September 28, 2013 and December 29, 2012, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Accumulated Other Comprehensive Earnings
The following tables provide a reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for the three months ended September 28, 2013 and September 29, 2012:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2013
Balances at June 29, 2013	$51,855	(18,385)	33,470
Unrealized gain on AFS securities	32,057	—	32,057
Net realized gain on AFS securities reclassified to investment income, net	(2,788)	—	(2,788)
Amortization of actuarial losses reclassifed to operating and administrative expenses	—	806	806
Net other comprehensive earnings	29,269	806	30,075
Balances at September 28, 2013	$81,124	(17,579)	63,545

2012
Balances at June 30, 2012	$50,249	(13,486)	36,763
Unrealized gain on AFS securities	20,808	—	20,808
Net realized gain on AFS securities reclassified to investment income, net	(2,140)	—	(2,140)
Amortization of actuarial losses reclassifed to operating and administrative expenses	—	478	478
Net other comprehensive earnings	18,668	478	19,146
Balances at September 29, 2012	$68,917	(13,008)	55,909

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for the nine months ended September 28, 2013 and September 29, 2012:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2013
Balances at December 29, 2012	$58,286	(19,997)	38,289
Unrealized gain on AFS securities	31,302	—	31,302
Net realized gain on AFS securities reclassified to investment income, net	(8,464)	—	(8,464)
Amortization of actuarial losses reclassifed to operating and administrative expenses	—	2,418	2,418
Net other comprehensive earnings	22,838	2,418	25,256
Balances at September 28, 2013	$81,124	(17,579)	63,545

2012
Balances at December 31, 2011	$44,703	(14,442)	30,261
Unrealized gain on AFS securities	29,055	—	29,055
Net realized gain on AFS securities reclassified to investment income, net	(4,841)	—	(4,841)
Amortization of actuarial losses reclassifed to operating and administrative expenses	—	1,434	1,434
Net other comprehensive earnings	24,214	1,434	25,648
Balances at September 29, 2012	$68,917	(13,008)	55,909

(8)    Subsequent Event
On October 1, 2013, the Company declared a semi-annual dividend on its common stock of $0.35 per share or approximately $272,000,000, payable on December 2, 2013 to stockholders of record as of the close of business October 31, 2013.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina and Tennessee. As of September 28, 2013, the Company operated 1,073 supermarkets. The Company will expand its retail operations into North Carolina in 2014.
Results of Operations
Sales
Sales for the three months ended September 28, 2013 were $7.0 billion as compared with $6.7 billion for the three months ended September 29, 2012, an increase of $370.9 million or 5.6%. The Company estimates that its sales increased $98.2 million or 1.5% from new supermarkets and $272.7 million or 4.1% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. Sales for the nine months ended September 28, 2013 were $21.6 billion as compared with $20.5 billion for the nine months ended September 29, 2012, an increase of $1,061.3 million or 5.2%. The Company estimates that its sales increased $364.1 million or 1.8% from new supermarkets and $697.2 million or 3.4% from comparable store sales. Comparable store sales for the three and nine months ended September 28, 2013 increased primarily due to product cost inflation and increased customer counts resulting from a better, but still difficult, economic climate.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.3% and 27.6% for the three months ended September 28, 2013 and September 29, 2012, respectively. The decrease in gross profit as a percentage of sales for the three months ended September 28, 2013 as compared with the three months ended September 29, 2012 was primarily due to increases in promotional activity and product cost increases, some of which were not passed on to customers, partially offset by a decrease in the last-in, first-out inventory reserve impact. Gross profit as a percentage of sales was 27.8% for the nine months ended September 28, 2013 and September 29, 2012.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 20.9% for the three months ended September 28, 2013 and September 29, 2012. Operating and administrative expenses as a percentage of sales were 20.5% for the nine months ended September 28, 2013 and September 29, 2012.
Investment income, net
Investment income, net was $24.2 million and $23.2 million for the three months ended September 28, 2013 and September 29, 2012, respectively. Investment income, net was $72.5 million and $66.4 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. The increase in investment income, net for the three and nine months ended September 28, 2013 as compared with the three and nine months ended September 29, 2012 was primarily due to an increase in net realized gains on AFS securities. There were no OTTI losses on AFS securities for the three and nine months ended September 28, 2013 and September 29, 2012.
Income taxes
The effective income tax rate was 32.4% and 29.7% for the three months ended September 28, 2013 and September 29, 2012, respectively. The effective income tax rate was 33.3% and 32.8% for the nine months ended September 28, 2013 and September 29, 2012, respectively. The increase in the effective income tax rate for the three and nine months ended September 28, 2013 as compared with the three and nine months ended September 29, 2012 was primarily due to a decrease in the estimated annual effective income tax rate in the third quarter of 2012 due to the dividends paid to ESOP participants for the first semi-annual dividend, as noted in Dividends below, partially offset by a decrease in the effective income tax rate for the three and nine months ended September 28, 2013 due to tax exempt investment income and investment related tax credits.
Net earnings
Net earnings were $359.9 million or $0.46 per share and $368.4 million or $0.47 per share for the three months ended September 28, 2013 and September 29, 2012, respectively. Net earnings as a percentage of sales were 5.1% and 5.5% for the three months ended September 28, 2013 and September 29, 2012, respectively. The decrease in net earnings as a percentage of sales for the three months ended September 28, 2013 as compared with the three months ended September 29, 2012 was primarily due to a decrease in gross profit as a percentage of sales and an increase in the effective income tax rate, as noted above. Net earnings were $1,232.0 million or $1.58 per share and $1,159.5 million or $1.48 per share for the nine months ended September 28, 2013 and September 29, 2012, respectively. Net earnings as a percentage of sales were 5.7% for the nine months ended September 28, 2013 and September 29, 2012.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $6,500.6 million as of September 28, 2013, as compared with $5,370.5 million as of December 29, 2012. This increase was primarily due to the Company generating cash from operating activities of $2,117.9 million of which $1,081.7 million was invested in AFS securities.
Net cash provided by operating activities
Net cash provided by operating activities was $2,117.9 million for the nine months ended September 28, 2013, as compared with $2,049.8 million for the nine months ended September 29, 2012. The increase in cash provided by operating activities for the nine months ended September 28, 2013 as compared with the nine months ended September 29, 2012 was primarily due to the increase in net earnings. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.
Net cash used in investing activities
Net cash used in investing activities was $1,496.7 million for the nine months ended September 28, 2013, as compared with $1,260.4 million for the nine months ended September 29, 2012. For the nine months ended September 28, 2013, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $421.0 million. These expenditures were incurred in connection with the opening of 12 new supermarkets (including one replacement supermarket) and remodeling 82 supermarkets. Eight supermarkets were closed during the period. The replacement supermarket that opened during the nine months ended September 28, 2013 replaced one of the supermarkets closed during the same period. Six of the remaining supermarkets closed during the nine months ended September 28, 2013 will be replaced on site in subsequent periods and one supermarket will not be replaced. New supermarkets added 0.2 million square feet in the nine months ended September 28, 2013, an increase of 0.4%. Expenditures were also incurred for new supermarkets and remodels in progress, the construction of new warehouses, the acquisition of shopping centers with the Company as the anchor tenant and new or enhanced information technology hardware and applications. During the first quarter of 2013, the Company wrote off $1,061.6 million of fully depreciated furniture, fixtures and equipment. Since the assets were fully depreciated, the write off had no effect on the Company’s financial condition, results of operations or cash flows. For the nine months ended September 28, 2013, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $1,081.7 million.
For the nine months ended September 29, 2012, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $490.5 million. These expenditures were incurred in connection with the opening of 19 new supermarkets (including five replacement supermarkets) and remodeling 67 supermarkets. Four supermarkets were closed during the period. Replacement supermarkets opened during the nine months ended September 29, 2012 replaced two supermarkets closed during the same period and three supermarkets closed in 2011 that were replaced on site. The remaining two supermarkets closed during the nine months ended September 29, 2012 were replaced on site in subsequent periods. New supermarkets added 0.7 million square feet in the nine months ended September 29, 2012, an increase of 1.5%. Expenditures were also incurred for the acquisition of shopping centers with the Company as the anchor tenant, the expansion of existing warehouses and new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $774.2 million.
Capital expenditure projection
Capital expenditures for the remainder of 2013 are expected to be approximately $339 million, primarily consisting of new supermarkets, remodeling certain existing supermarkets, construction of new warehouses, new or enhanced information technology hardware and applications and the acquisition of certain shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Net cash used in financing activities
Net cash used in financing activities was $538.8 million for the nine months ended September 28, 2013, as compared with $732.3 million for the nine months ended September 29, 2012. The decrease in net cash used in financing activities was primarily due to the payment of a semi-annual dividend of $274.6 million during the nine months ended September 28, 2013 as compared with the payment of an annual dividend of $464.6 million during the nine months ended September 29, 2012. In addition to the payment of dividends, the primary use of net cash in financing activities was funding net common stock repurchases. Net common stock repurchases totaled $250.7 million for the nine months ended September 28, 2013, as compared with $251.4 million for the nine months ended September 29, 2012. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), 401(k) Plan, ESOP and Non-Employee Directors Stock Purchase Plan (Directors Plan). The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
On June 3, 2013, the Company paid a semi-annual dividend on its common stock of $0.35 per share or $274.6 million to stockholders of record as of the close of business April 30, 2013. On October 1, 2013, the Company declared a semi-annual dividend on its common stock of $0.35 per share or approximately $272 million, payable on December 2, 2013 to stockholders of record as of the close of business October 31, 2013.
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
Item 4.    Controls and Procedures
As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended September 28, 2013 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 30, 2013 through August 3, 2013	2,018	$27.26	N/A	N/A
August 4, 2013 through August 31, 2013	1,571	27.55	N/A	N/A
September 1, 2013 through September 28, 2013	1,411	27.55	N/A	N/A
Total	5,000	$27.43	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended September 28, 2013 required to be disclosed in the last two columns of the table.

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
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date:	November 7, 2013	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date:	November 7, 2013	/s/ David P. Phillips
David P. Phillips, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)