Form 10-K
period 2013-12-31
PUBLIX SUPER MARKETS INC
filed 2014-03-03
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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
Yes               No    X
The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $10,288,030,000 as of June 28, 2013, the last trading day of the Registrant’s most recently completed second fiscal quarter.
The number of shares of the Registrant’s common stock outstanding as of February 4, 2014 was 775,582,000.
Documents Incorporated By Reference
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Proxy Statement solicited for the 2014 Annual Meeting of Stockholders to be held on April 15, 2014.

PART I
Item 1. Business
Publix Super Markets, Inc. and its wholly owned subsidiaries (the Company) are in the primary business of operating retail food supermarkets in Florida, Georgia, Alabama, South Carolina and Tennessee. The Company will expand its retail operations into North Carolina in 2014. The Company was founded in 1930 and later merged into another corporation that was originally incorporated in 1921. The Company has no other significant lines of business or industry segments.
Merchandising and manufacturing
The Company sells grocery (including dairy, produce, deli, bakery, meat and seafood), health and beauty care, general merchandise, pharmacy, floral and other products and services. The percentage of consolidated sales by merchandise category for 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Grocery	85%	85%	86%
Other	15%	15%	14%
	100%	100%	100%
The Company’s lines of merchandise include a variety of nationally advertised and private-label brands as well as unbranded merchandise such as produce, meat and seafood. The Company receives the food and non-food products it distributes from many sources. These products are delivered to the supermarkets through Company distribution centers or directly from the suppliers and are generally available in sufficient quantities to enable the Company to adequately satisfy its customers. Approximately 74% of the total cost of products purchased is delivered to the supermarkets through the Company’s distribution centers. The Company believes that its sources of supply of these products and raw materials used in manufacturing are adequate for its needs and that it is not dependent upon a single supplier or relatively few suppliers. Private-label items are produced in the Company’s dairy, bakery and deli manufacturing facilities or are manufactured for the Company by outside suppliers.
The Company has experienced no significant changes in the kinds of products sold or in its methods of distribution since the beginning of the fiscal year.
Store operations
The Company operated 1,079 supermarkets at the end of 2013, compared with 1,069 at the beginning of the year. In 2013, 22 supermarkets were opened (including seven replacement supermarkets) and 109 supermarkets were remodeled. Twelve supermarkets were closed during the period. The replacement supermarkets opened in 2013 replaced seven of the supermarkets closed during the same period. Four of the remaining supermarkets closed in 2013 will be replaced on site in subsequent periods and one supermarket will not be replaced. New supermarkets added 0.5 million square feet in 2013, an increase of 1.0%. At the end of 2013, the Company had 759 supermarkets located in Florida, 181 in Georgia, 55 in Alabama, 48 in South Carolina and 36 in Tennessee. Also, as of year end, the Company had five supermarkets under construction in Florida, two each in North Carolina, South Carolina and Tennessee and one in Alabama.
Competition
The Company is engaged in the highly competitive retail food industry. Competition is based primarily on quality of goods and service, price, convenience, product mix and store location. The Company’s primary competition throughout its market areas is with several national and regional supermarket chains, independent supermarkets, supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores, restaurants and convenience stores. The Company anticipates continued competitor format innovation and location additions in 2014.
Working capital
The Company’s working capital at the end of 2013 consisted of $3,260.1 million in current assets and $2,378.9 million in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flows from operating activities presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.
Seasonality
The historical influx of winter residents to Florida and increased purchases of products during the traditional Thanksgiving, Christmas and Easter holidays typically result in seasonal sales increases between November and April of each year.

Employees
The Company had 166,000 full-time and part-time employees at the end of 2013. The Company considers its employee relations to be good.
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
Environmental matters
Compliance by the Company with federal, state and local environmental protection laws and regulations during 2013 had no material effect upon capital expenditures, results of operations or the competitive position of the Company.
Company information
This Annual Report on Form 10-K and the 2014 Proxy Statement will be mailed on or about March 13, 2014 to stockholders of record as of the close of business on February 4, 2014. These reports as well as Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports may also be obtained electronically, free of charge, through the Company’s website at www.publix.com/stock.
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
The Company’s results of operations are sensitive to changes in general economic conditions that impact consumer spending. Adverse economic conditions, including high unemployment, home foreclosures and weakness in the housing market, declines in the stock market and the instability of the credit markets, could cause a reduction in consumer spending. Other conditions that could also affect disposable consumer income include increases in tax rates, increases in fuel and energy costs, increases in health care costs, the impact of natural disasters or acts of terrorism, and other factors. This reduction in the level of consumer spending could cause customers to purchase lower-margin items or to shift spending to lower-priced competitors, which could adversely affect the Company’s financial condition and results of operations.
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
The packaging, marketing, distribution and sale of grocery, drug and other products purchased from suppliers or manufactured by the Company entails an inherent risk of product liability claims, product recall and the resulting adverse publicity. Such products may contain contaminants that may be inadvertently distributed by the Company. These contaminants may, in certain cases, result in illness, injury or death if processing at the consumer level, if applicable, does not eliminate the contaminants. Even an inadvertent shipment of adulterated products is a violation of law and may lead to a product recall and/or an increased risk of exposure to product liability claims. There can be no assurance that such claims will not be asserted against the Company or that the Company will not be obligated to perform product recalls in the future. If a product liability claim is successful, the Company’s insurance coverage may not be adequate to pay all liabilities and it may not be able to continue to maintain such insurance coverage or obtain comparable insurance coverage at a reasonable cost. If the Company does not have adequate insurance coverage or contractual indemnification available, product liability claims relating to defective products could have an adverse effect on the Company’s ability to successfully market its products and on the Company’s financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the adverse publicity surrounding any assertion that the Company’s products caused illness or injury could have an adverse effect on the Company’s reputation with existing and potential customers and on the Company’s financial condition and results of operations.
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
In addition to environmental laws and regulations, the Company is subject to federal, state and local laws and regulations relating to, among other things, product labeling and safety, zoning, land use, workplace safety, public health, accessibility and restrictions on the sale of various products including alcoholic beverages, tobacco and drugs. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, labor, working conditions, disabled access and work permit requirements. Compliance with, or changes in, these laws, as well as passage of new laws and the inability to deal with increased government regulation, could adversely affect the Company’s financial condition and results of operations.
Unfavorable results of legal proceedings could adversely affect the Company.
        The Company is subject from time to time to various lawsuits, claims and charges arising in the normal course of business including employment, personal injury, commercial and other matters. Some lawsuits also contain class action allegations. The Company estimates its exposure to these legal proceedings and establishes reserves for the estimated liabilities. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by the Company, material differences in actual outcomes or changes in the Company’s evaluation could arise that could have a material adverse effect on the Company’s financial condition or results of operations.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
At year end, the Company operated approximately 50.3 million square feet of supermarket space. The Company’s supermarkets vary in size. Current supermarket prototypes range from 28,000 to 61,000 square feet. Supermarkets are often located in strip shopping centers where the Company is the anchor tenant. The majority of the Company’s supermarkets are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by new leases. Both the building and land are owned at 143 locations. The building is owned while the land is leased at 53 other locations.
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
Item 3. Legal Proceedings
The Company is subject from time to time to various lawsuits, claims and charges arising in the normal course of business. The Company believes its recorded reserves are adequate in light of the probable and estimable liabilities. The estimated amount of reasonably possible losses for lawsuits, claims and charges, individually and in the aggregate, is considered to be immaterial. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since
Executive Officers of the Company
John A. Attaway, Jr.	55	Senior Vice President, General Counsel and Secretary of the Company.	2000
Hoyt R. Barnett	70	Vice Chairman of the Company and Trustee of the Employee Stock Ownership Plan.	1977
David E. Bornmann	56	Vice President of the Company to March 2013, Senior Vice President thereafter.	1998
William E. Crenshaw	63	Chief Executive Officer of the Company.	1990
Laurie Z. Douglas	50	Senior Vice President and Chief Information Officer of the Company.	2006
John T. Hrabusa	58	Senior Vice President of the Company.	2004
Randall T. Jones, Sr.	51	President of the Company.	2003
David P. Phillips	54	Chief Financial Officer and Treasurer of the Company.	1990
Michael R. Smith	54	Vice President of the Company to March 2013, Senior Vice President thereafter.	2005
Officers of the Company
David E. Bridges	64	Vice President of the Company.	2000
Scott E. Brubaker	55	Vice President of the Company.	2005
Jeffrey G. Chamberlain	57	Director of Real Estate Strategy of the Company to January 2011, Vice President thereafter.	2011
Joseph DiBenedetto, Jr.	54	Regional Director of Retail Operations of the Company to January 2011, Vice President thereafter.	2011
G. Gino DiGrazia	51	Vice President of the Company.	2002
David S. Duncan	60	Vice President of the Company.	1999
Sandra J. Estep	54	Vice President of the Company.	2002
William V. Fauerbach	67	Vice President of the Company.	1997
Linda S. Hall	54	Vice President of the Company.	2002
Mark R. Irby	58	Vice President of the Company.	1989
Linda S. Kane	48	Vice President and Assistant Secretary of the Company.	2000
Erik J. Katenkamp	42	Director of Information Systems of the Company to January 2013, Vice President thereafter.	2013
L. Renee Kelly	52	Director of Information Systems of the Company to January 2013, Vice President thereafter.	2013
Thomas M. McLaughlin	63	Vice President of the Company.	1994
Peter M. Mowitt	54	Director of Grocery Business Development of the Company to March 2013, Vice President thereafter.	2013
Dale S. Myers	61	Vice President of the Company.	2001
Alfred J. Ottolino	48	Vice President of the Company.	2004
Charles B. Roskovich, Jr.	52	Vice President of the Company to January 2011, Senior Vice President to January 2013, Vice President thereafter.	2008
Marc H. Salm	53	Vice President of the Company.	2008
Richard J. Schuler II	58	Vice President of the Company.	2000
Alison Midili Smith	43	Director of Human Resources of the Company to January 2013, Vice President thereafter.	2013
Jeffrey D. Stephens	58	Director of Fresh Product Manufacturing of the Company to September 2010, Director of Manufacturing Operations to March 2013, Vice President thereafter.	2013
Steven B. Wellslager	47	Director of Information Systems of the Company to January 2013, Vice President thereafter.	2013
The retirements of William V. Fauerbach and Richard J. Schuler II are effective March 31, 2014 and May 2, 2014, respectively.
The terms of all officers expire in May 2014 or upon the election of their successors.

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
Because there is no trading of the Company’s common stock on an established securities market, the market price of the Company’s common stock is determined by its Board of Directors. As part of the process to determine the stock value, an independent valuation is obtained. The process includes comparing the Company’s financial results to those of comparable companies that are publicly traded (comparable publicly traded companies). The purpose of the process is to determine a value for the Company’s common stock that is comparable to the stock value of comparable publicly traded companies by considering both the results of the stock market and the relative financial results of comparable publicly traded companies. The market prices for the Company’s common stock for 2013 and 2012 were as follows:

	2013	2012
January - February	$22.50	20.20
March - April	23.20	22.40
May - July	26.90	22.70
August - October	27.55	22.00
November - December	30.00	22.50

(b)	Approximate Number of Equity Security Holders
As of February 4, 2014, the approximate number of holders of the Company’s common stock was 161,000.

(c)	Dividends
On June 3, 2013 and December 2, 2013, the Company paid semi-annual dividends on its common stock of $0.35 per share totaling $547.3 million for the year to stockholders of record as of the close of business April 30, 2013 and October 31, 2013, respectively. On June 1, 2012, the Company paid an annual dividend on its common stock of $0.59 per share or $464.6 million. Due to the growth of the Company's dividend over the last several years, the Company decided in 2012 to begin paying a semi-annual dividend rather than an annual dividend. To not delay any dividend payments to the Company's stockholders, the first semi-annual dividend of $0.30 per share or $234.1 million was paid on December 3, 2012. Payment of dividends is within the discretion of the Company's Board of Directors and depends on, among other factors, net earnings, capital requirements and the financial condition of the Company. It is believed that comparable dividends will be paid in the future.

(d)	Purchases of Equity Securities by the Issuer
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended December 28, 2013 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 29, 2013 through November 2, 2013	381	$27.62	N/A	N/A
November 3, 2013 through November 30, 2013	2,246	30.00	N/A	N/A
December 1, 2013 through December 28, 2013	1,442	30.00	N/A	N/A
Total	4,069	$29.78	N/A	N/A

____________________________

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended December 28, 2013 required to be disclosed in the last two columns of the table.

(e)	Performance Graph
The following performance graph sets forth the Company’s cumulative total stockholder return during the five years ended December 28, 2013, compared to the cumulative total return on the S&P 500 Index and a custom Peer Group Index including retail food supermarket companies.(1) The Peer Group Index is weighted based on the various companies’ market capitalization. The comparison assumes $100 was invested at the end of 2008 in the Company’s common stock and in each of the related indices and assumes reinvestment of dividends.
The Company’s common stock is valued as of the end of each fiscal quarter. After the end of a quarter, however, shares continue to be traded at the prior valuation until the new valuation is received. The cumulative total return for the companies represented in the S&P 500 Index and the custom Peer Group Index is based on those companies’ calendar year end trading price. The following performance graph is based on the Company’s trading price at fiscal year end based on its market price as of the prior fiscal quarter. Due to the timing of the filing of this document with the Securities and Exchange Commission (SEC), a performance graph based on the fiscal year end valuation (market price as of March 1, 2014) is not presented below. Rather, for comparative purposes, a performance graph based on the fiscal year end valuation is provided in the 2014 Proxy Statement.
Comparison of Five-Year Cumulative Return Based Upon Year End Trading Price

		2008	2009	2010	2011	2012	2013
●	Publix	$100.00	93.46	116.65	121.61	140.78	192.34
▲	S&P 500	100.00	132.21	150.48	153.77	175.41	235.25
■	Peer Group (1)	100.00	100.32	101.61	104.36	99.78	155.54

___________________________
(1)Companies included in the Peer Group are Ahold, Delhaize Group, Kroger, Safeway, Supervalu and Weis Markets.

Item 6.   Selected Financial Data

	2013	2012	2011(1)	2010	2009
	(Amounts are in thousands, except per share amounts and number of supermarkets)
Sales:
Sales	$28,917,439	27,484,766	26,967,389	25,134,054	24,319,716
Percent change	5.2%	1.9%	7.3%	3.3%	1.6%
Comparable store sales percent change	3.6%	2.2%	4.1%	2.3%	(3.2%)
Earnings:
Gross profit (2)	$7,980,120	7,573,782	7,447,019	7,022,611	6,727,037
Earnings before income tax expense	$2,465,689	2,302,594	2,261,773	2,039,418	1,774,714
Net earnings	$1,653,954	1,552,255	1,491,966	1,338,147	1,161,442
Net earnings as a percent of sales	5.7%	5.6%	5.5%	5.3%	4.8%
Common stock:
Weighted average shares outstanding	780,188	782,553	784,815	786,378	788,835
Basic and diluted earnings per share	$2.12	1.98	1.90	1.70	1.47
Dividends per share	$0.70	0.89 (3)	0.53	0.46	0.41
Financial data:
Capital expenditures	$668,485	697,112	602,952	468,530	693,489
Working capital	$881,222	928,138	752,464	771,918	469,260
Current ratio	1.37	1.42	1.37	1.37	1.24
Total assets	$13,546,641	12,278,320	11,268,232	10,159,087	9,004,292
Long-term debt (including current portion)	$162,154	158,472	134,584	149,361	99,326
Common stock related to ESOP	$2,322,903	2,272,963	2,137,217	2,016,696	1,862,350
Total equity	$10,267,796	9,128,818	8,341,457	7,305,592	6,303,538
Supermarkets	1,079	1,069	1,046	1,034	1,014

____________________________

(1)	Fiscal year 2011 includes 53 weeks. All other years include 52 weeks.

(2)	Gross profit represents sales less cost of merchandise sold as reported in the consolidated statements of earnings.

(3)
The Company paid dividends on its common stock of $0.89 per share in 2012, which included an annual dividend of $0.59 per share paid in June 2012 and a semi-annual dividend of $0.30 per share paid in December 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina and Tennessee. The Company will expand its retail operations into North Carolina in 2014. The Company has no other significant lines of business or industry segments. As of December 28, 2013, the Company operated 1,079 supermarkets including 759 located in Florida, 181 in Georgia, 55 in Alabama, 48 in South Carolina and 36 in Tennessee. In 2013, 22 supermarkets were opened (including seven replacement supermarkets) and 109 supermarkets were remodeled. Twelve supermarkets were closed during the period. The Company opened 13 supermarkets in Florida, three in Alabama, three in Tennessee, two in Georgia and one in South Carolina during 2013. The replacement supermarkets opened in 2013 replaced seven of the supermarkets closed during the same period. Four of the remaining supermarkets closed in 2013 will be replaced on site in subsequent periods and one supermarket will not be replaced.
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
The Company sells a variety of merchandise to generate revenues. This merchandise includes grocery (including dairy, produce, deli, bakery, meat and seafood), health and beauty care, general merchandise and other products and services. Most of the Company’s supermarkets also have pharmacy and floral departments. Merchandise includes a mix of nationally advertised and private-label brands as well as unbranded merchandise such as produce, meat and seafood. The Company’s private-label brands play an increasingly important role in its merchandising strategy.
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
Results of Operations
The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2013 and 2012 include 52 weeks. Fiscal year 2011 includes 53 weeks.
Sales
Sales for 2013 were $28.9 billion as compared with $27.5 billion in 2012, an increase of $1,432.7 million or 5.2%. The Company estimates that its sales increased $443.2 million or 1.6% from new supermarkets (excluding replacement supermarkets) and $989.5 million or 3.6% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. Comparable store sales for 2013 increased primarily due to product cost inflation and increased customer counts resulting from a better economic climate.
Sales for 2012 were $27.5 billion as compared with $27.0 billion in 2011, an increase of $517.4 million or 1.9%. After excluding sales of $485.2 million for the extra week in 2011, the Company estimates that its sales increased $420.0 million or 1.6% from new supermarkets and $582.6 million or 2.2% from comparable store sales. Comparable store sales for 2012 increased primarily due to product cost inflation and increased customer counts resulting from a better, but still difficult, economic climate.

Sales for 2011 were $27.0 billion as compared with $25.1 billion in 2010, an increase of $1,833.3 million or 7.3%. The Company estimates that its sales increased $485.2 million or 1.9% from the additional week in 2011, $317.6 million or 1.3% from new supermarkets and $1,030.5 million or 4.1% from comparable store sales. Comparable store sales for 2011 increased primarily due to product cost inflation and increased customer counts resulting from a better economic climate.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.6% in 2013, 2012 and 2011. Excluding the last-in, first-out (LIFO) reserve effect of $14.8 million, $28.4 million and $67.1 million in 2013, 2012 and 2011, respectively, gross profit as a percentage of sales would have been 27.6%, 27.7% and 27.9% in 2013, 2012 and 2011, respectively. After excluding the LIFO reserve effect, the decrease in gross profit as a percentage of sales for 2013 as compared with 2012 and for 2012 as compared with 2011 was primarily due to increases in promotional activity and product cost increases, some of which were not passed on to customers.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 20.4%, 20.5% and 20.5% in 2013, 2012 and 2011, respectively. After excluding the effect of the incremental sales from the additional week in 2011, operating and administrative expenses as a percentage of sales would have been 20.9% in 2011. The decrease in operating and administrative expenses as a percentage of sales for 2013 as compared with 2012 was primarily due to decreases in rent and utilities as a percentage of sales. The decrease in operating and administrative expenses as a percentage of sales for 2012 as compared with 2011 was primarily due to a decrease in payroll as a percentage of sales primarily due to more effective scheduling.
Investment income, net
Investment income, net was $127.3 million, $88.4 million and $93.0 million in 2013, 2012 and 2011, respectively. The increase in investment income, net for 2013 as compared with 2012 was primarily due to an increase in realized gains on the sale of equity securities. The decrease in investment income, net for 2012 as compared with 2011 was primarily due to a decrease in realized gains on the sale of equity securities partially offset by a decrease in other-than-temporary impairment (OTTI) losses on equity securities and an increase in dividend income.
There were no OTTI losses on available-for-sale (AFS) securities in 2013 and 2012. The Company recorded OTTI losses on equity securities of $6.1 million in 2011. There were no OTTI losses on debt securities in 2011.
Income taxes
The effective income tax rate was 32.9%, 32.6% and 34.0% in 2013, 2012 and 2011, respectively. The increase in the effective income tax rate for 2013 as compared with 2012 was primarily due to a decrease in dividends paid to ESOP participants due to the payment of the first semi-annual dividend in 2012, as noted in Dividends below, partially offset by an increase in tax exempt investment income and investment related tax credits. The decrease in the effective income tax rate for 2012 as compared with 2011 was primarily due to an increase in dividends paid to ESOP participants due to the payment of the semi-annual dividend.
Net earnings
Net earnings were $1,654.0 million or $2.12 per share, $1,552.3 million or $1.98 per share and $1,492.0 million or $1.90 per share for 2013, 2012 and 2011, respectively. Net earnings as a percentage of sales were 5.7%, 5.6% and 5.5% for 2013, 2012 and 2011, respectively. The increase in net earnings as a percentage of sales for 2013 as compared with 2012 was primarily due to the decrease in operating and administrative expenses, as noted above. The increase in net earnings as a percentage of sales for 2012 as compared with 2011 was primarily due to the decrease in the effective income tax rate, as noted above.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $6,293.4 million as of December 28, 2013, as compared with $5,370.5 million as of December 29, 2012. This increase is primarily due to the Company generating cash in excess of the amount needed for current operations and the decrease in the dividends paid in 2013 as compared with 2012.
Net cash provided by operating activities
Net cash provided by operating activities was $2,567.3 million for 2013, as compared with $2,604.2 million and $2,341.2 million for 2012 and 2011, respectively. Net cash provided by operating activities for 2013 as compared with 2012 remained relatively unchanged. The increase in net cash provided by operating activities for 2012 as compared with 2011 was primarily due to the timing of payments, particularly for merchandise. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.
Net cash used in investing activities
Net cash used in investing activities was $1,721.5 million for 2013, as compared with $1,563.6 million and $1,819.4 million for 2012 and 2011, respectively. The primary use of net cash in investing activities for 2013 was funding capital expenditures and net increases in investment securities. Capital expenditures for 2013 totaled $668.5 million. These expenditures were incurred in connection with the opening of 22 new supermarkets (including seven replacement supermarkets) and remodeling 109 supermarkets. Twelve supermarkets were closed during 2013. Replacement supermarkets opened in 2013 replaced seven of the supermarkets closed during the same period. Four of the remaining supermarkets closed in 2013 will be replaced on site in subsequent periods and one supermarket will not be replaced. New supermarkets added 0.5 million square feet in 2013, an increase of 1.0%. Expenditures were also incurred for new supermarkets and remodels in progress, the acquisition of shopping centers with the Company as the anchor tenant, the construction of new warehouses and new or enhanced information technology hardware and applications. During the first quarter of 2013, the Company wrote off $1,061.6 million of fully depreciated furniture, fixtures and equipment. Since the assets were fully depreciated, the write off had no effect on the Company’s financial condition, results of operations or cash flows. In 2013, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $1,074.4 million.
The primary use of net cash in investing activities for 2012 was funding capital expenditures and net increases in investment securities. Capital expenditures for 2012 totaled $697.1 million. These expenditures were incurred in connection with the opening of 31 new supermarkets (including 12 replacement supermarkets) and remodeling 113 supermarkets. Eight supermarkets were closed during 2012. Replacement supermarkets opened in 2012 replaced seven of the supermarkets closed during the same period and five supermarkets closed in 2011 that were replaced on site. The remaining supermarket closed in 2012 was not replaced. New supermarkets added 1.1 million square feet in 2012, an increase of 2.3%. Expenditures were also incurred for the acquisition of shopping centers with the Company as the anchor tenant, the expansion of warehouses and new or enhanced information technology hardware and applications. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $871.9 million.
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
Capital expenditure projection
In 2014, the Company plans to open 32 supermarkets, some of which will be replacement supermarkets. Although real estate development is unpredictable, the Company’s 2014 new store growth represents a reasonable estimate of anticipated future growth. Capital expenditures for 2014 are expected to be approximately $875 million, primarily consisting of new supermarkets, remodeling existing supermarkets, construction of new warehouses, new or enhanced information technology hardware and applications and acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities
Net cash used in financing activities was $881.3 million in 2013, as compared with $1,070.1 million and $760.8 million in 2012 and 2011, respectively. The decrease in net cash used in financing activities for 2013 as compared with 2012 was primarily due to the Company paying dividends of $0.70 per share or $547.3 million in 2013 as compared to dividends of $0.89 per share or $698.7 million in 2012, as noted in Dividends below. Net common stock repurchases totaled $321.3 million in 2013, as compared with $354.4 million and $291.3 million in 2012 and 2011, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s ESPP, 401(k) Plan, ESOP and Directors Plan. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid dividends on its common stock of $0.70 per share or $547.3 million, $0.89 per share or $698.7 million and $0.53 per share or $418.7 million in 2013, 2012 and 2011, respectively. Due to the growth of the Company’s dividend over the last several years, the Company decided in 2012 to begin paying a semi-annual dividend rather than an annual dividend. To not delay any dividend payments to the Company’s stockholders, the first semi-annual dividend of $0.30 per share or $234.1 million was paid on December 3, 2012. As a result, dividends paid in 2013 were less than in 2012.
Cash requirements
In 2014, the cash requirements for current operations, capital expenditures, common stock repurchases and dividend payments are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

Contractual Obligations
Following is a summary of contractual obligations as of December 28, 2013:

	Payments Due by Period
	Total	2014	2015- 2016	2017- 2018	There- after
	(Amounts are in thousands)
Contractual obligations:
Operating leases (1)	$4,169,945	431,712	801,075	697,977	2,239,181
Purchase obligations (2)(3)(4)	1,978,312	969,116	297,717	187,822	523,657
Other long-term liabilities:
Self-insurance reserves (5)	356,041	150,860	90,925	36,571	77,685
Accrued postretirement benefit cost (6)	107,324	4,561	9,858	10,762	82,143
Long-term debt (7)	162,154	37,509	62,714	47,854	14,077
Other	16,542	500	541	420	15,081
Total	$6,790,318	1,594,258	1,262,830	981,406	2,951,824
Off-Balance Sheet Arrangements
The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations or cash flows.

____________________________

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

(3)	As of December 28, 2013, the Company had $6.8 million outstanding in trade letters of credit and $4.7 million in standby letters of credit to support certain of these purchase obligations.

(4)
Purchase obligations include $1,029.4 million in real estate taxes, insurance and maintenance commitments related to operating leases. The actual amounts to be paid are variable and have been estimated based on current costs.

(5)	As of December 28, 2013, the Company had a restricted trust account in the amount of $169.9 million for the benefit of the Company’s insurance carrier to support this obligation.

(6)	For a more detailed description of the postretirement benefit obligations, refer to Note 5 Postretirement Benefits in the Notes to Consolidated Financial Statements.

(7)	For a more detailed description of the long-term debt obligations, refer to Note 4 Consolidation of Joint Ventures and Long-Term Debt in the Notes to Consolidated Financial Statements.

Accounting Standards
Recently Adopted Standard
In February 2013, the Financial Accounting Standards Board issued an Accounting Standards Update that requires expanded disclosures related to accumulated other comprehensive earnings. The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive earnings by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive earnings by the respective line items of net earnings. The amended guidance does not change the current requirements for reporting net earnings or other comprehensive earnings. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of these amendments during the quarter ended March 30, 2013 did not have an effect on the Company's financial condition, results of operations or cash flows.
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
Inventories
Inventories are valued at the lower of cost or market. The cost for 84% of inventories was determined using the dollar value last-in, first-out method as of December 28, 2013 and December 29, 2012. Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to each similar merchandise category’s ending retail value. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value manufactured, seasonal, certain perishable and other miscellaneous inventory items because of fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink.
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
Debt securities with unrealized losses are considered OTTI if the Company intends to sell the debt security or if the Company will be required to sell the debt security prior to any anticipated recovery. If the Company determines that a debt security is OTTI under these circumstances, the impairment recognized in earnings is measured as the difference between the amortized cost and the current fair value. A debt security is also determined to be OTTI if the Company does not expect to recover the amortized cost of the debt security. However, in this circumstance, if the Company does not intend to sell the debt security and will not be required to sell the debt security, the impairment recognized in earnings equals the estimated credit loss as measured by the difference between the present value of expected cash flows and the amortized cost of the debt security. Expected cash flows are discounted using the debt security’s effective interest rate. Debt securities held by the Company at year end primarily consisted of corporate, state and municipality issued bonds and collateralized mortgage obligations with high credit ratings; therefore, the Company believes the credit risk is low. The Company believes a 50 basis point increase in long-term interest rates would result in an immaterial unrealized loss on its debt securities. Since the Company does not intend to sell its debt securities or will likely not be required to sell its debt securities prior to any anticipated recovery, such a theoretical temporary unrealized loss would impact comprehensive earnings, but not net earnings or cash flows.
Equity securities held by the Company are subject to equity price risk that results from fluctuations in quoted market prices as of the balance sheet date. Market price fluctuations may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. An equity security is determined to be OTTI if the Company does not expect to recover the cost of the equity security. A theoretical decrease of 5% in the value of the Company’s equity securities would result in an immaterial decrease in the value of long-term investments.

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
The Company’s judgment regarding the existence of circumstances that indicate the potential impairment of an asset’s net book value is based on several factors, including the decision to close a supermarket or a decline in operating cash flows. The variability of these factors depends on a number of conditions, including uncertainty about future events and general economic conditions; therefore, the Company’s accounting estimates may change from period to period. These factors could cause the Company to conclude that a potential impairment exists, and the applicable impairment tests could result in a determination that the value of long-lived assets is impaired, resulting in a write-down of the long-lived assets. The Company attempts to select supermarket sites that will achieve the forecasted operating results. To the extent the Company’s assets are maintained in good condition and the forecasted operating results of the supermarkets are achieved, it is relatively unlikely that future assessments of recoverability would result in impairment charges that would have a material effect on the Company’s financial condition and results of operations. There were no material changes in the estimates or assumptions related to the impairment of long-lived assets in 2013.
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
Self-insurance reserves are established for health care, fleet liability, general liability and workers’ compensation claims. These reserves are determined based on actual claims experience and an estimate of claims incurred but not reported including, where necessary, actuarial studies. The Company believes that the use of actuarial studies to determine self-insurance reserves represents a consistent method of measuring these subjective estimates. Actuarial projections of losses for general liability and workers’ compensation claims are discounted and subject to variability. The causes of variability include, but are not limited to, such factors as future interest and inflation rates, future economic conditions, claims experience, litigation trends and benefit level changes. The Company believes a 100 basis point change in the discount rate would result in an immaterial change in the Company’s self-insurance reserves.

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
The Company’s cash equivalents and short-term investments are subject to three market risks, namely interest rate risk, credit risk and secondary market risk. Most of the cash equivalents and short-term investments are held in money market investments and debt securities that mature in less than one year. Due to the quality of the short-term investments held, the Company does not expect the valuation of these investments to be significantly impacted by future market conditions.
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
Debt securities are subject to both interest rate risk and credit risk. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the debt security or if the Company will be required to sell the debt security prior to any anticipated recovery. If the Company determines that a debt security is OTTI under these circumstances, the impairment recognized in earnings is measured as the difference between the amortized cost and the current fair value. A debt security is also determined to be OTTI if the Company does not expect to recover the amortized cost of the debt security. However, in this circumstance, if the Company does not intend to sell the debt security and will not be required to sell the debt security, the impairment recognized in earnings equals the estimated credit loss as measured by the difference between the present value of expected cash flows and the amortized cost of the debt security. Expected cash flows are discounted using the debt security’s effective interest rate. Debt securities held by the Company at year end primarily consisted of corporate, state and municipality issued bonds and collateralized mortgage obligations with high credit ratings; therefore, the Company believes the credit risk is low. The Company believes a 50 basis point increase in long-term interest rates would result in an immaterial unrealized loss on its debt securities. Since the Company does not intend to sell its debt securities or will likely not be required to sell its debt securities prior to any anticipated recovery, such a theoretical temporary unrealized loss would impact comprehensive earnings, but not net earnings or cash flows.
Equity securities held by the Company are subject to equity price risk that results from fluctuations in quoted market prices as of the balance sheet date. Market price fluctuations may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. An equity security is determined to be OTTI if the Company does not expect to recover the cost of the equity security. A theoretical decrease of 5% in the value of the Company’s equity securities would result in an immaterial decrease in the value of long-term investments.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment and these criteria, management believes that the Company’s internal control over financial reporting was effective as of December 28, 2013.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule
Page
Report of Independent Registered Public Accounting Firm	21

Consolidated Financial Statements:

Consolidated Balance Sheets – December 28, 2013 and December 29, 2012	22

Consolidated Statements of Earnings – Years ended December 28, 2013, December 29, 2012 and December 31, 2011	24

Consolidated Statements of Comprehensive Earnings – Years ended December 28, 2013, December 29, 2012 and December 31, 2011	25

Consolidated Statements of Cash Flows – Years ended December 28, 2013, December 29, 2012 and December 31, 2011	26

Consolidated Statements of Stockholders’ Equity – Years ended December 28, 2013, December 29, 2012 and December 31, 2011	28

Notes to Consolidated Financial Statements	29

The following consolidated financial statement schedule of the Company for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 is submitted herewith:

Schedule II – Valuation and Qualifying Accounts	42

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Publix Super Markets, Inc.:
We have audited the accompanying consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended December 28, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
KPMG LLP
Tampa, Florida
March 3, 2014
Certified Public Accountants

PUBLIX SUPER MARKETS, INC.
Consolidated Balance Sheets
December 28, 2013 and
December 29, 2012

Assets	2013	2012
	(Amounts are in thousands)
Current assets:
Cash and cash equivalents	$301,868	337,400
Short-term investments	829,559	797,260
Trade receivables	540,156	519,137
Merchandise inventories	1,506,977	1,409,367
Deferred tax assets	55,761	57,834
Prepaid expenses	25,823	28,124
Total current assets	3,260,144	3,149,122
Long-term investments	5,161,927	4,235,846
Other noncurrent assets	319,818	202,636
Property, plant and equipment:
Land	716,071	688,812
Buildings and improvements	2,352,447	2,249,176
Furniture, fixtures and equipment	3,759,007	4,587,883
Leasehold improvements	1,438,871	1,385,823
Construction in progress	152,240	67,775
	8,418,636	8,979,469
Accumulated depreciation	(3,613,884)	(4,288,753)
Net property, plant and equipment	4,804,752	4,690,716
	$13,546,641	12,278,320

See accompanying notes to consolidated financial statements.

Liabilities and Equity	2013	2012
	(Amounts are in thousands, except par value)
Current liabilities:
Accounts payable	$1,383,134	1,306,996
Accrued expenses:
Contributions to retirement plans	448,339	430,395
Self-insurance reserves	150,860	138,998
Salaries and wages	116,116	109,091
Other	223,048	230,486
Current portion of long-term debt	37,509	5,018
Federal and state income taxes	19,916	—
Total current liabilities	2,378,922	2,220,984
Deferred tax liabilities	356,956	327,294
Self-insurance reserves	205,181	212,728
Accrued postretirement benefit cost	102,763	116,721
Long-term debt	124,645	153,454
Other noncurrent liabilities	110,378	118,321
Total liabilities	3,278,845	3,149,502
Common stock related to Employee Stock Ownership Plan (ESOP)	2,322,903	2,272,963
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued and outstanding 776,721 shares in 2013 and 776,094 shares in 2012	776,721	776,094
Additional paid-in capital	1,898,974	1,627,258
Retained earnings	7,454,448	6,640,538
Accumulated other comprehensive earnings	86,999	38,289
Common stock related to ESOP	(2,322,903)	(2,272,963)
Total stockholders’ equity	7,894,239	6,809,216
Noncontrolling interests	50,654	46,639
Total equity	10,267,796	9,128,818
Commitments and contingencies	—	—
	$13,546,641	12,278,320

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Earnings
Years ended December 28, 2013, December 29, 2012
and December 31, 2011

	2013	2012	2011
	(Amounts are in thousands, except per share amounts)
Revenues:
Sales	$28,917,439	27,484,766	26,967,389
Other operating income	230,079	222,006	211,375
Total revenues	29,147,518	27,706,772	27,178,764
Costs and expenses:
Cost of merchandise sold	20,937,319	19,910,984	19,520,370
Operating and administrative expenses	5,890,461	5,630,537	5,523,469
Total costs and expenses	26,827,780	25,541,521	25,043,839
Operating profit	2,319,738	2,165,251	2,134,925
Investment income	127,299	88,449	99,039
Other-than-temporary impairment losses	—	—	(6,082)
Investment income, net	127,299	88,449	92,957
Other income, net	18,652	48,894	33,891
Earnings before income tax expense	2,465,689	2,302,594	2,261,773
Income tax expense	811,735	750,339	769,807
Net earnings	$1,653,954	1,552,255	1,491,966
Weighted average shares outstanding	780,188	782,553	784,815
Basic and diluted earnings per share	$2.12	1.98	1.90

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Comprehensive Earnings
Years ended December 28, 2013, December 29, 2012
and December 31, 2011

	2013	2012	2011
	(Amounts are in thousands)
Net earnings	$1,653,954	1,552,255	1,491,966
Other comprehensive earnings:
Unrealized gain on available-for-sale (AFS) securities, net of tax effect of $41,474, $12,567 and $6,324 in 2013, 2012 and 2011, respectively	65,861	19,956	10,041
Reclassification adjustment for net realized gain on AFS securities, net of tax effect of ($18,458), ($4,013) and ($7,684) in 2013, 2012 and 2011, respectively	(29,311)	(6,373)	(12,202)
Adjustment to postretirement benefit plan obligation, net of tax effect of $7,658, ($3,498) and ($3,655) in 2013, 2012 and 2011, respectively	12,160	(5,555)	(5,804)
Comprehensive earnings	$1,702,664	1,560,283	1,484,001

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Cash Flows
Years ended December 28, 2013, December 29, 2012
and December 31, 2011

	2013	2012	2011
	(Amounts are in thousands)
Cash flows from operating activities:
Cash received from customers	$28,942,460	27,579,893	26,980,492
Cash paid to employees and suppliers	(25,673,800)	(24,279,245)	(24,024,194)
Income taxes paid	(789,721)	(785,147)	(658,213)
Self-insured claims paid	(321,060)	(293,359)	(285,362)
Dividends and interest received	205,923	182,025	139,727
Other operating cash receipts	222,178	214,022	203,112
Other operating cash payments	(18,677)	(13,982)	(14,375)
Net cash provided by operating activities	2,567,303	2,604,207	2,341,187
Cash flows from investing activities:
Payment for capital expenditures	(668,485)	(697,112)	(602,952)
Proceeds from sale of property, plant and equipment	21,360	5,503	5,312
Payment for investments	(2,442,298)	(1,882,223)	(2,062,775)
Proceeds from sale and maturity of investments	1,367,922	1,010,277	841,028
Net cash used in investing activities	(1,721,501)	(1,563,555)	(1,819,387)
Cash flows from financing activities:
Payment for acquisition of common stock	(563,470)	(551,816)	(497,570)
Proceeds from sale of common stock	242,211	197,448	206,245
Dividends paid	(547,287)	(698,652)	(418,680)
Repayments of long-term debt	(16,803)	(18,277)	(49,076)
Other, net	4,015	1,192	(1,767)
Net cash used in financing activities	(881,334)	(1,070,105)	(760,848)
Net decrease in cash and cash equivalents	(35,532)	(29,453)	(239,048)
Cash and cash equivalents at beginning of year	337,400	366,853	605,901
Cash and cash equivalents at end of year	$301,868	337,400	366,853

See accompanying notes to consolidated financial statements.

	2013	2012	2011
	(Amounts are in thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,653,954	1,552,255	1,491,966
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	501,689	493,239	492,639
Increase in LIFO reserve	14,787	28,419	67,145
Retirement contributions paid or payable in common stock	319,175	304,285	291,240
Deferred income taxes	1,061	7,002	95,848
Loss on disposal and impairment of property, plant and equipment	26,065	24,855	13,734
Gain on AFS securities	(47,769)	(10,386)	(19,886)
Net amortization of investments	133,422	108,300	80,890
Change in operating assets and liabilities providing (requiring) cash:
Trade receivables	(21,086)	22,517	(50,782)
Merchandise inventories	(112,397)	(76,077)	(70,277)
Prepaid expenses and other noncurrent assets	(1,757)	(3,374)	(15,635)
Accounts payable and accrued expenses	76,083	181,916	(51,741)
Self-insurance reserves	4,315	6,497	9,762
Federal and state income taxes	21,844	(41,153)	15,763
Other noncurrent liabilities	(2,083)	5,912	(9,479)
Total adjustments	913,349	1,051,952	849,221
Net cash provided by operating activities	$2,567,303	2,604,207	2,341,187

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Stockholders’ Equity
Years ended December 28, 2013, December 29, 2012
and December 31, 2011

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
	(Amounts are in thousands, except per share amounts)
Balances at December 25, 2010	$780,969	1,092,008	5,349,387	—	38,226	(2,016,696)	5,243,894
Comprehensive earnings	—	—	1,491,966	—	(7,965)	—	1,484,001
Dividends, $0.53 per share	—	—	(418,680)	—	—	—	(418,680)
Contribution of 12,508 shares to retirement plans	10,064	202,761	—	48,599	—	—	261,424
Acquisition of 23,513 shares from stockholders	—	—	—	(497,570)	—	—	(497,570)
Sale of 9,711 shares to stockholders	2,920	60,112	—	143,213	—	—	206,245
Retirement of 14,278 shares	(14,278)	—	(291,480)	305,758	—	—	—
Change for ESOP related shares	—	—	—	—	—	(120,521)	(120,521)
Balances at December 31, 2011	779,675	1,354,881	6,131,193	—	30,261	(2,137,217)	6,158,793
Comprehensive earnings	—	—	1,552,255	—	8,028	—	1,560,283
Dividends, $0.89 per share	—	—	(698,652)	—	—	—	(698,652)
Contribution of 12,451 shares to retirement plans	9,845	216,232	—	52,829	—	—	278,906
Acquisition of 24,889 shares from stockholders	—	—	—	(551,816)	—	—	(551,816)
Sale of 8,857 shares to stockholders	2,650	56,145	—	138,653	—	—	197,448
Retirement of 16,076 shares	(16,076)	—	(344,258)	360,334	—	—	—
Change for ESOP related shares	—	—	—	—	—	(135,746)	(135,746)
Balances at December 29, 2012	776,094	1,627,258	6,640,538	—	38,289	(2,272,963)	6,809,216
Comprehensive earnings	—	—	1,653,954	—	48,710	—	1,702,664
Dividends, $0.70 per share	—	—	(547,287)	—	—	—	(547,287)
Contribution of 12,967 shares to retirement plans	9,548	214,371	—	76,926	—	—	300,845
Acquisition of 21,602 shares from stockholders	—	—	—	(563,470)	—	—	(563,470)
Sale of 9,262 shares to stockholders	2,275	57,345	—	182,591	—	—	242,211
Retirement of 11,196 shares	(11,196)	—	(292,757)	303,953	—	—	—
Change for ESOP related shares	—	—	—	—	—	(49,940)	(49,940)
Balances at December 28, 2013	$776,721	1,898,974	7,454,448	—	86,999	(2,322,903)	7,894,239

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies

(a)	Business
Publix Super Markets, Inc. and its wholly owned subsidiaries (the Company) are in the primary business of operating retail food supermarkets in Florida, Georgia, Alabama, South Carolina and Tennessee. The Company will expand its retail operations into North Carolina in 2014. The Company was founded in 1930 and later merged into another corporation that was originally incorporated in 1921. The Company has no other significant lines of business or industry segments. See percentage of consolidated sales by merchandise category on page 1.

(b)	Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and certain joint ventures in which the Company has a controlling financial interest. All significant intercompany balances and transactions are eliminated in consolidation.

(c)	Fiscal Year
The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2013 and 2012 include 52 weeks. Fiscal year 2011 includes 53 weeks.

(d)	Cash Equivalents
The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

(e)	Trade Receivables
Trade receivables primarily include amounts due from vendor allowances, debit and credit card sales and third party insurance pharmacy billings.

(f)	Inventories
Inventories are valued at the lower of cost or market. The cost for 84% of inventories was determined using the dollar value last-in, first-out method as of December 28, 2013 and December 29, 2012. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value manufactured, seasonal, certain perishable and other miscellaneous inventory items because of fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink. If the FIFO method of valuing inventories had been used by the Company to value all inventories, then inventories and current assets would have been higher than reported by $389,764,000 and $374,977,000 as of December 28, 2013 and December 29, 2012, respectively.

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

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(h)	Property, Plant and Equipment and Depreciation
Assets are recorded at cost and are depreciated using the straight-line method over their estimated useful lives or the terms of the related leases, if shorter, as follows:

Buildings and improvements	10 – 40 years
Furniture, fixtures and equipment	3 – 20 years
Leasehold improvements	10 – 20 years
Maintenance and repairs are charged to operating expenses as incurred. Expenditures for renewals and betterments are capitalized. The gain or loss realized on disposed assets or assets to be disposed of is recorded as operating and administrative expenses in the consolidated statements of earnings.

(i)	Capitalized Computer Software Costs
The Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use. These costs are capitalized and amortized over a three year life. The amounts capitalized were $11,588,000, $11,144,000 and $9,818,000 for 2013, 2012 and 2011, respectively.

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
Other operating income is recognized on a net revenue basis as earned. Other operating income includes income generated from other activities, primarily lottery commissions, automated teller transaction fees, commissions on licensee sales, mall gift card commissions, vending machine commissions, money transfer fees and coupon redemption income.

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
The amount of cooperative advertising allowances recognized as a reduction of cost of merchandise sold was $11,155,000, $9,190,000 and $8,898,000 for 2013, 2012 and 2011, respectively.

(q)	Advertising Costs
Advertising costs are expensed as incurred and were $217,451,000, $208,295,000 and $202,405,000 for 2013, 2012 and 2011, respectively.

(r)	Other Income, net
Other income, net includes rent received from tenants in owned shopping centers, net of related expenses, and other miscellaneous nonoperating income.

(s)	Income Taxes
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

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

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
Following is a summary of fair value measurements for AFS securities as of December 28, 2013 and December 29, 2012:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
December 28, 2013	$5,991,486	1,085,194	4,906,292	—
December 29, 2012	5,033,106	713,741	4,319,365	—

(3)    Investments
Following is a summary of AFS securities as of December 28, 2013 and December 29, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
2013
Tax exempt bonds	$3,430,028	25,588	9,917	3,445,699
Taxable bonds	1,445,901	7,641	3,863	1,449,679
Restricted investments	170,000	—	86	169,914
Equity securities	790,975	139,119	3,900	926,194
	$5,836,904	172,348	17,766	5,991,486
2012
Tax exempt bonds	$3,115,963	33,787	2,646	3,147,104
Taxable bonds	1,141,514	17,667	355	1,158,826
Restricted investments	170,000	431	—	170,431
Equity securities	510,613	58,631	12,499	556,745
	$4,938,090	110,516	15,500	5,033,106
Realized gains on sales of AFS securities totaled $64,637,000 for 2013. Realized losses on sales of AFS securities totaled $16,868,000 for 2013. There were no OTTI losses on AFS securities in 2013.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

Realized gains on sales of AFS securities totaled $23,772,000 for 2012. Realized losses on sales of AFS securities totaled $13,386,000 for 2012. There were no OTTI losses on AFS securities in 2012.
Realized gains on sales of AFS securities totaled $35,864,000 for 2011. Realized losses on sales of AFS securities totaled $15,978,000 for 2011, including OTTI losses on equity securities of $6,082,000. There were no OTTI losses on debt securities in 2011.
The amortized cost and fair value of AFS securities by expected maturity as of December 28, 2013 and December 29, 2012 are as follows:

	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Amounts are in thousands)
Due in one year or less	$824,780	829,559	792,946	797,260
Due after one year through five years	3,590,615	3,609,115	2,725,036	2,755,043
Due after five years through ten years	295,407	288,421	520,800	526,924
Due after ten years	165,127	168,283	218,695	226,703
	4,875,929	4,895,378	4,257,477	4,305,930
Restricted investments	170,000	169,914	170,000	170,431
Equity securities	790,975	926,194	510,613	556,745
	$5,836,904	5,991,486	4,938,090	5,033,106
Following is a summary of temporarily impaired AFS securities by the time period impaired as of December 28, 2013 and December 29, 2012:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
2013
Tax exempt bonds	$502,304	6,710	106,985	3,207	609,289	9,917
Taxable bonds	535,233	3,347	19,367	516	554,600	3,863
Restricted investments	169,914	86	—	—	169,914	86
Equity securities	31,400	3,499	3,152	401	34,552	3,900
Total temporarily impaired AFS securities	$1,238,851	13,642	129,504	4,124	1,368,355	17,766
2012
Tax exempt bonds	$566,914	2,646	—	—	566,914	2,646
Taxable bonds	81,876	355	—	—	81,876	355
Equity securities	209,759	8,878	14,260	3,621	224,019	12,499
Total temporarily impaired AFS securities	$858,549	11,879	14,260	3,621	872,809	15,500
There are 262 AFS securities contributing to the total unrealized loss of $17,766,000 as of December 28, 2013. Unrealized losses related to debt securities are primarily due to interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily due to temporary equity market fluctuations that are expected to recover.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

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
As of December 28, 2013, the carrying amounts of the assets and liabilities of the consolidated JVs were $156,164,000 and $50,205,000, respectively. As of December 29, 2012, the carrying amounts of the assets and liabilities of the consolidated JVs were $157,675,000 and $60,364,000, respectively. The assets are owned by, and the liabilities are obligations of, the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2013, 2012 and 2011 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. The Company assumed loans totaling $20,485,000 and $42,165,000 during 2013 and 2012, respectively. Maturities of JV loans range from April 2014 through June 2016 and have either (1) fixed interest rates ranging from 4.5% to 5.3% or (2) variable interest rates based on a LIBOR index plus 250 basis points. Maturities of assumed shopping center loans range from March 2014 through January 2027 and have fixed interest rates ranging from 5.1% to 7.5%.
As of December 28, 2013, the aggregate annual maturities and scheduled payments of long-term debt are as follows:

Year
(Amounts are in thousands)
2014	$37,509
2015	32,093
2016	30,621
2017	25,235
2018	22,619
Thereafter	14,077
$162,154

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

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

The Company made benefit payments to beneficiaries of retirees of $3,769,000, $3,785,000 and $3,146,000 during 2013, 2012 and 2011, respectively.
The following tables provide a reconciliation of the changes in the benefit obligation and fair value of plan assets and the unfunded status of the plan measured as of December 28, 2013 and December 29, 2012:

	2013	2012
	(Amounts are in thousands)
Change in benefit obligation:
Benefit obligation as of beginning of year	$121,021	107,624
Service cost	114	148
Interest cost	4,521	4,866
Actuarial (gain) loss	(14,563)	12,168
Benefit payments	(3,769)	(3,785)
Benefit obligation as of end of year	107,324	121,021
Change in fair value of plan assets:
Fair value of plan assets as of beginning of year	—	—
Employer contributions	3,769	3,785
Benefit payments	(3,769)	(3,785)
Fair value of plan assets as of end of year	—	—
Unfunded status of the plan as of end of year	$107,324	121,021
Current liability	$4,561	4,300
Noncurrent liability	102,763	116,721
Total recognized liability	$107,324	121,021
The estimated future benefit payments are expected to be paid as follows:

Year
(Amounts are in thousands)
2014	$4,561
2015	4,811
2016	5,047
2017	5,275
2018	5,487
2019 through 2023	30,781
Thereafter	51,362
$107,324

Net periodic postretirement benefit cost consists of the following components:

	2013	2012	2011
	(Amounts are in thousands)
Service cost	$114	148	163
Interest cost	4,521	4,866	5,301
Amortization of actuarial losses	5,253	3,115	1,071
Net periodic postretirement benefit cost	$9,888	8,129	6,535

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

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
Following are the actuarial assumptions that were used in the calculation of the year end benefit obligation:

	2013	2012	2011
Discount rate	4.7%	3.8%	4.6%
Rate of compensation increase	4.0%	4.0%	4.0%
Following are the actuarial assumptions that were used in the calculation of the net periodic postretirement benefit cost:

	2013	2012	2011
Discount rate	3.8%	4.6%	5.7%
Rate of compensation increase	4.0%	4.0%	4.0%
The Company determined the discount rate using a yield curve methodology based on high quality bonds with a rating of AA or better.
(6)    Retirement Plans
The Company has a trusteed, noncontributory ESOP for the benefit of eligible employees. The Company recognizes an expense related to the Company’s discretionary contribution to the ESOP based on a percent of net earnings before taxes that is approved by the Board of Directors each year. ESOP contributions can be made in Company common stock or cash. Compensation expense recorded for contributions to this plan was $292,075,000, $278,529,000 and $267,099,000 for 2013, 2012 and 2011, respectively.
The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a 15-month period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $42,568,000 and $126,647,000 as of December 28, 2013 and December 29, 2012, respectively. The cost of the shares held by the ESOP totaled $2,280,335,000 and $2,146,316,000 as of December 28, 2013 and December 29, 2012, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $2,322,903,000 and $2,272,963,000 as of December 28, 2013 and December 29, 2012, respectively. The fair value of the shares held by the ESOP totaled $7,139,235,000 and $5,418,856,000 as of December 28, 2013 and December 29, 2012, respectively.
The Company has a 401(k) plan for the benefit of eligible employees. The 401(k) plan is a voluntary defined contribution plan. Eligible employees may contribute up to 10% of their eligible annual compensation, subject to the maximum contribution limits established by federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2013, 2012 and 2011, the Board of Directors approved a match of 50% of eligible contributions up to 3% of eligible wages, not to exceed a maximum match of $750 per employee. The match, which is determined as of the last day of the plan year and paid in the subsequent plan year, is in common stock of the Company. Compensation expense recorded for the Company’s match to the 401(k) plan was $26,714,000, $24,957,000 and $24,141,000 for 2013, 2012 and 2011, respectively.
The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(7)    Income Taxes
Total income taxes for 2013, 2012 and 2011 were allocated as follows:

	2013	2012	2011
	(Amounts are in thousands)
Earnings	$811,735	750,339	769,807
Other comprehensive earnings (losses)	30,674	5,056	(5,015)
	$842,409	755,395	764,792
The provision for income taxes consists of the following:

	Current	Deferred	Total
	(Amounts are in thousands)
2013
Federal	$725,463	(17)	725,446
State	85,211	1,078	86,289
	$810,674	1,061	811,735
2012
Federal	$654,715	9,861	664,576
State	88,622	(2,859)	85,763
	$743,337	7,002	750,339
2011
Federal	$592,275	90,486	682,761
State	81,684	5,362	87,046
	$673,959	95,848	769,807
A reconciliation of the provision for income taxes at the federal statutory tax rate of 35% to earnings before income taxes compared to the Company’s actual income tax expense is as follows:

	2013	2012	2011
	(Amounts are in thousands)
Federal tax at statutory tax rate	$862,991	805,908	791,621
State income taxes (net of federal tax benefit)	56,088	55,746	56,580
ESOP dividend	(59,561)	(76,900)	(46,675)
Other, net	(47,783)	(34,415)	(31,719)
	$811,735	750,339	769,807

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 28, 2013 and December 29, 2012 are as follows:

	2013	2012
	(Amounts are in thousands)
Deferred tax assets:
Self-insurance reserves	$118,276	116,901
Retirement plan contributions	53,299	49,876
Postretirement benefit cost	41,384	46,688
Lease accounting	22,890	12,489
Inventory capitalization	13,178	11,768
Reserves not currently deductible	11,760	15,986
Other	11,626	10,556
Total deferred tax assets	$272,413	264,264
Deferred tax liabilities:
Property, plant and equipment, primarily due to depreciation	$507,308	497,932
Investment valuation	56,358	24,086
Other	9,942	11,706
Total deferred tax liabilities	$573,608	533,724
The Company expects the results of future operations and the reversal of deferred tax liabilities to generate sufficient taxable income to allow utilization of deferred tax assets; therefore, no valuation allowance has been recorded as of December 28, 2013 and December 29, 2012.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns as well as all open tax years in these jurisdictions. The periods subject to examination for the Company’s federal return are the 2010 through 2012 tax years, and the Internal Revenue Service is currently auditing the 2010 through 2011 tax years. The periods subject to examination for the Company’s state returns are the 2010 through 2012 tax years. The Company believes that the outcome of any examination will not have a material effect on its financial condition, results of operations or cash flows.
The Company had no unrecognized tax benefits in 2013 and 2012. Because the Company does not have any unrecognized tax benefits as of December 28, 2013, there will be no effect on the Company’s effective income tax rate in future periods due to the recognition of unrecognized tax benefits.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(8)	Accumulated Other Comprehensive Earnings
The following tables provide a reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for 2013, 2012 and 2011:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
Balances at December 25, 2010	$46,864	(8,638)	38,226
Unrealized gain on AFS securities	10,041	—	10,041
Net realized gain on AFS securities reclassified to investment income, net	(12,202)	—	(12,202)
Amortization of actuarial loss reclassified to operating and administrative expenses	—	(5,804)	(5,804)
Net other comprehensive earnings	(2,161)	(5,804)	(7,965)
Balances at December 31, 2011	44,703	(14,442)	30,261
Unrealized gain on AFS securities	19,956	—	19,956
Net realized gain on AFS securities reclassified to investment income, net	(6,373)	—	(6,373)
Amortization of actuarial loss reclassified to operating and administrative expenses	—	(5,555)	(5,555)
Net other comprehensive earnings	13,583	(5,555)	8,028
Balances at December 29, 2012	58,286	(19,997)	38,289
Unrealized gain on AFS securities	65,861	—	65,861
Net realized gain on AFS securities reclassified to investment income, net	(29,311)	—	(29,311)
Amortization of actuarial gain reclassified to operating and administrative expenses	—	12,160	12,160
Net other comprehensive earnings	36,550	12,160	48,710
Balances at December 28, 2013	$94,836	(7,837)	86,999

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(9)    Commitments and Contingencies
(a)Operating Leases
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
Total rental expense for 2013, 2012 and 2011 is as follows:

	2013	2012	2011
	(Amounts are in thousands)
Minimum rentals	$429,755	432,450	410,590
Contingent rentals	116,445	112,819	110,900
Sublease rental income	(4,820)	(4,564)	(4,699)
	$541,380	540,705	516,791
As of December 28, 2013, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:

Year	Minimum Rental Commitments	Sublease Rental Income	Net
	(Amounts are in thousands)
2014	$436,827	5,115	431,712
2015	415,546	3,185	412,361
2016	390,627	1,913	388,714
2017	364,356	1,609	362,747
2018	336,491	1,261	335,230
Thereafter	2,242,082	2,901	2,239,181
	$4,185,929	15,984	4,169,945
The Company also owns shopping centers which are leased to tenants for minimum monthly rentals plus, in certain instances, contingent rentals. Minimum rentals represent fixed lease commitments, including insurance and maintenance. Contingent rentals represent variable lease obligations, including real estate taxes, insurance, maintenance and, in certain instances, excess rent. Rental income was $47,056,000, $40,367,000 and $36,057,000 for 2013, 2012 and 2011, respectively. The amounts of minimum future rental payments to be received under noncancelable operating leases are $38,814,000, $32,218,000, $25,634,000, $19,524,000 and $13,384,000 for the years 2014 through 2018, respectively, and $54,823,000 thereafter.
(b)Letters of Credit
As of December 28, 2013, the Company had $6,839,000 outstanding in trade letters of credit and $4,736,000 in standby letters of credit to support certain purchase obligations.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(c)Litigation
The Company is subject from time to time to various lawsuits, claims and charges arising in the normal course of business. The Company believes its recorded reserves are adequate in light of the probable and estimable liabilities. The estimated amount of reasonably possible losses for lawsuits, claims and charges, individually and in the aggregate, is considered to be immaterial. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(10)    Quarterly Information (unaudited)
Following is a summary of the quarterly results of operations for 2013 and 2012. All quarters have 13 weeks.

	Quarter
	First	Second	Third	Fourth
	(Amounts are in thousands, except per share amounts)
2013
Revenues	$7,559,054	7,096,675	7,077,528	7,414,261
Costs and expenses	6,874,363	6,523,255	6,574,650	6,855,512
Net earnings	471,253	400,882	359,867	421,952
Basic and diluted earnings per share	0.61	0.51	0.46	0.54
2012
Revenues	$7,126,096	6,838,426	6,702,251	7,039,999
Costs and expenses	6,526,747	6,291,900	6,208,015	6,514,859
Net earnings	409,411	381,631	368,426	392,787
Basic and diluted earnings per share	0.52	0.49	0.47	0.50

Schedule II
PUBLIX SUPER MARKETS, INC.
Valuation and Qualifying Accounts
Years ended December 28, 2013, December 29, 2012
and December 31, 2011

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions From Reserves	Balance at End of Year
	(Amounts are in thousands)
Year Ended December 28, 2013
Reserves not deducted from assets:
Self-insurance reserves:
Current	$138,998	332,922	321,060	150,860
Noncurrent	212,728	—	7,547	205,181
	$351,726	332,922	328,607	356,041
Year Ended December 29, 2012
Reserves not deducted from assets:
Self-insurance reserves:
Current	$125,569	306,788	293,359	138,998
Noncurrent	219,660	—	6,932	212,728
	$345,229	306,788	300,291	351,726
Year Ended December 31, 2011
Reserves not deducted from assets:
Self-insurance reserves:
Current	$114,133	296,798	285,362	125,569
Noncurrent	221,337	—	1,677	219,660
	$335,470	296,798	287,039	345,229

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
Internal Control over Financial Reporting
Management’s report on the Company’s internal control over financial reporting is included on page 19 of this report.
Item 9B. Other Information
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning the executive officers of the Company is set forth on page 5. All other information concerning the directors and executive officers of the Company is incorporated by reference from the Proxy Statement of the Company (2014 Proxy Statement), which the Company intends to file no later than 120 days after its fiscal year end.
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
Item 11. Executive Compensation
Information regarding executive compensation is incorporated by reference from the 2014 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the 2014 Proxy Statement.
Item 13. Certain Relationships, Related Transactions and Director Independence
Information regarding certain relationships, related transactions and director independence is incorporated by reference from the 2014 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information regarding principal accounting fees and services is incorporated by reference from the 2014 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)Consolidated Financial Statements and Schedule
The consolidated financial statements and schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this Annual Report on Form 10-K.
(b)Exhibits

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
10
Indemnification Agreement is incorporated by reference to the form attached as an exhibit to the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2001, between the Company and all of its directors and officers as reported in the Company’s Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K for the periods ended March 31, 2001, June 30, 2001, September 29, 2001, June 29, 2002, December 28, 2002, September 27, 2003, December 27, 2003, March 27, 2004, May 18, 2005, July 1, 2005, January 30, 2006, January 30, 2008, December 22, 2008, April 14, 2009, January 1, 2011, January 4, 2013, April 1, 2013 and April 16, 2013.

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
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, is formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Earnings, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

March 3, 2014	By:	/s/ John A. Attaway, Jr.
John A. Attaway, Jr.
Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carol Jenkins Barnett	Director	March 3, 2014
Carol Jenkins Barnett

/s/ Hoyt R. Barnett	Vice Chairman and Director	March 3, 2014
Hoyt R. Barnett

/s/ William E. Crenshaw	Chief Executive Officer and Director	March 3, 2014
William E. Crenshaw	(Principal Executive Officer)

/s/ Jane B. Finley	Director	March 3, 2014
Jane B. Finley

/s/ Sherrill W. Hudson	Director	March 3, 2014
Sherrill W. Hudson

/s/ Charles H. Jenkins, Jr.	Chairman of the Board and Director	March 3, 2014
Charles H. Jenkins, Jr.

/s/ Howard M. Jenkins	Director	March 3, 2014
Howard M. Jenkins

/s/ Stephen M. Knopik	Director	March 3, 2014
Stephen M. Knopik

/s/ E. Vane McClurg	Director	March 3, 2014
E. Vane McClurg

/s/ Maria A. Sastre	Director	March 3, 2014
Maria A. Sastre

/s/ David P. Phillips	Chief Financial Officer and Treasurer	March 3, 2014
David P. Phillips	(Principal Financial and Accounting Officer)