Form 10-Q
period 2014-03-29
PUBLIX SUPER MARKETS INC
filed 2014-05-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
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
Yes                 No     X
The number of shares of the Registrant’s common stock outstanding as of April 18, 2014 was 783,410,000.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)

	March 29, 2014	December 28, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$568,145	301,868
Short-term investments	837,254	829,559
Trade receivables	553,286	540,156
Merchandise inventories	1,501,186	1,506,977
Deferred tax assets	65,700	55,761
Prepaid expenses	36,401	25,823
Total current assets	3,561,972	3,260,144
Long-term investments	5,639,348	5,161,927
Other noncurrent assets	340,806	319,818
Property, plant and equipment	8,593,349	8,418,636
Accumulated depreciation	(3,695,559)	(3,613,884)
Net property, plant and equipment	4,897,790	4,804,752
	$14,439,916	13,546,641
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,441,393	1,383,134
Accrued expenses:
Contribution to retirement plans	233,918	448,339
Self-insurance reserves	151,243	150,860
Salaries and wages	163,716	116,116
Dividends payable	291,163	—
Other	289,151	223,048
Current portion of long-term debt	58,834	37,509
Federal and state income taxes	255,314	19,916
Total current liabilities	2,884,732	2,378,922
Deferred tax liabilities	340,856	356,956
Self-insurance reserves	205,021	205,181
Accrued postretirement benefit cost	103,007	102,763
Long-term debt	111,191	124,645
Other noncurrent liabilities	114,120	110,378
Total liabilities	3,758,927	3,278,845
Common stock related to Employee Stock Ownership Plan (ESOP)	2,586,111	2,322,903
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 786,042 shares in 2014 and 776,721 shares in 2013	786,042	776,721
Additional paid-in capital	2,170,996	1,898,974
Retained earnings	7,658,319	7,454,448
Treasury stock at cost, 2,646 shares in 2014	(79,773)	—
Accumulated other comprehensive earnings	95,559	86,999
Common stock related to ESOP	(2,586,111)	(2,322,903)
Total stockholders’ equity	8,045,032	7,894,239
Noncontrolling interests	49,846	50,654
Total equity	10,680,989	10,267,796
	$14,439,916	13,546,641

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Three Months Ended
	March 29, 2014	March 30, 2013
	(Unaudited)
Revenues:
Sales	$7,814,740	7,503,384
Other operating income	60,962	55,670
Total revenues	7,875,702	7,559,054
Costs and expenses:
Cost of merchandise sold	5,610,868	5,379,578
Operating and administrative expenses	1,557,780	1,494,785
Total costs and expenses	7,168,648	6,874,363
Operating profit	707,054	684,691
Investment income, net	25,628	21,744
Other income, net	7,493	4,096
Earnings before income tax expense	740,175	710,531
Income tax expense	246,469	239,278
Net earnings	$493,706	471,253
Weighted average shares outstanding	777,979	778,110
Basic and diluted earnings per share	$0.63	0.61
Dividends declared per common share	$0.37	0.35

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
	(Unaudited)
Net earnings	$493,706	471,253
Other comprehensive earnings:
Unrealized gain on available-for-sale (AFS) securities, net of tax effect of $7,502 and $21,218 in 2014 and 2013, respectively	11,913	33,695
Reclassification adjustment for net realized gain on AFS securities, net of tax effect of ($2,165) and ($1,027) in 2014 and 2013, respectively	(3,437)	(1,632)
Adjustment to postretirement benefit plan obligation, net of tax effect of $53 and $508 in 2014 and 2013, respectively	84	806
Comprehensive earnings	$502,266	504,122

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$7,819,033	7,419,770
Cash paid to employees and suppliers	(6,739,340)	(6,333,856)
Income taxes paid	(30,979)	(19,094)
Self-insured claims paid	(70,227)	(81,521)
Dividends and interest received	50,906	42,532
Other operating cash receipts	59,147	53,744
Other operating cash payments	(3,793)	(3,265)
Net cash provided by operating activities	1,084,747	1,078,310
Cash flows from investing activities:
Payment for capital expenditures	(205,145)	(120,647)
Proceeds from sale of property, plant and equipment	2,398	1,170
Payment for investments	(754,707)	(780,168)
Proceeds from sale and maturity of investments	253,400	220,665
Net cash used in investing activities	(704,054)	(678,980)
Cash flows from financing activities:
Payment for acquisition of common stock	(202,995)	(172,701)
Proceeds from sale of common stock	94,851	77,346
Repayment of long-term debt	(5,464)	(879)
Other, net	(808)	(234)
Net cash used in financing activities	(114,416)	(96,468)
Net increase in cash and cash equivalents	266,277	302,862
Cash and cash equivalents at beginning of period	301,868	337,400
Cash and cash equivalents at end of period	$568,145	640,262

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts are in thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$493,706	471,253
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	118,591	124,948
Increase in LIFO reserve	9,357	10,663
Retirement contributions paid or payable in common stock	95,399	93,258
Deferred income taxes and affordable housing amortization	(19,561)	(5,499)
Loss on disposal and impairment of property, plant and equipment	9,513	2,088
Gain on AFS securities	(5,602)	(2,659)
Net amortization of investments	35,408	31,338
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(12,524)	(101,205)
Merchandise inventories	(3,566)	54,415
Prepaid expenses and other noncurrent assets	(9,360)	(8,254)
Accounts payable and accrued expenses	138,690	179,738
Self-insurance reserves	223	1,650
Federal and state income taxes	235,398	226,006
Other noncurrent liabilities	(925)	570
Total adjustments	591,041	607,057
Net cash provided by operating activities	$1,084,747	1,078,310

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. Due to the seasonal nature of the Company’s business, the results of operations for the three months ended March 29, 2014 are not necessarily indicative of the results for the entire 2014 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.
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

(2)	Recently Adopted Accounting Standard
In January 2014, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU) permitting companies to make an accounting policy election to account for qualified affordable housing investments using the proportional amortization method if certain criteria are met. Under this method, the investment is amortized in proportion to the tax credits received and the net investment performance is recognized in the statements of earnings as a component of income tax expense. This ASU is effective for reporting periods beginning after December 15, 2014 with early adoption permitted. The Company elected to adopt the ASU early. The cumulative effect of the change from adopting the ASU was recorded during the quarter ended March 29, 2014 as the effect on the current period and prior periods was not material to the Company’s financial condition or results of operations.

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
Following is a summary of fair value measurements for AFS securities as of March 29, 2014 and December 28, 2013:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
March 29, 2014	$6,476,602	1,224,384	5,252,218	—
December 28, 2013	$5,991,486	1,085,194	4,906,292	—

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)	Investments
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
Following is a summary of AFS securities as of March 29, 2014 and December 28, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
March 29, 2014
Tax exempt bonds	$3,530,137	24,465	7,346	3,547,256
Taxable bonds	1,692,999	8,051	2,778	1,698,272
Restricted investments	170,000	431	—	170,431
Equity securities	915,071	149,742	4,170	1,060,643
	$6,308,207	182,689	14,294	6,476,602
December 28, 2013
Tax exempt bonds	$3,430,028	25,588	9,917	3,445,699
Taxable bonds	1,445,901	7,641	3,863	1,449,679
Restricted investments	170,000	—	86	169,914
Equity securities	790,975	139,119	3,900	926,194
	$5,836,904	172,348	17,766	5,991,486
Realized gains on sales of AFS securities totaled $6,173,000 for the three months ended March 29, 2014. Realized losses on sales of AFS securities totaled $571,000 for the three months ended March 29, 2014. There were no OTTI losses on AFS securities for the three months ended March 29, 2014.
Realized gains on sales of AFS securities totaled $6,862,000 for the three months ended March 30, 2013. Realized losses on sales of AFS securities totaled $4,203,000 for the three months ended March 30, 2013. There were no OTTI losses on AFS securities for the three months ended March 30, 2013.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of AFS securities by expected maturity as of March 29, 2014 and December 28, 2013 are as follows:

	March 29, 2014		December 28, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$833,361	837,254	824,780	829,559
Due after one year through five years	3,975,875	3,995,357	3,590,615	3,609,115
Due after five years through ten years	275,075	271,311	295,407	288,421
Due after ten years	138,825	141,606	165,127	168,283
	5,223,136	5,245,528	4,875,929	4,895,378
Restricted investments	170,000	170,431	170,000	169,914
Equity securities	915,071	1,060,643	790,975	926,194
	$6,308,207	6,476,602	5,836,904	5,991,486
Following is a summary of temporarily impaired AFS securities by the time period impaired as of March 29, 2014 and December 28, 2013:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
March 29, 2014
Tax exempt bonds	$678,263	5,019	79,159	2,327	757,422	7,346
Taxable bonds	536,084	2,052	42,793	726	578,877	2,778
Equity securities	83,014	3,851	2,182	319	85,196	4,170
Total temporarily impaired AFS securities	$1,297,361	10,922	124,134	3,372	1,421,495	14,294
December 28, 2013
Tax exempt bonds	$502,304	6,710	106,985	3,207	609,289	9,917
Taxable bonds	535,233	3,347	19,367	516	554,600	3,863
Restricted investments	169,914	86	—	—	169,914	86
Equity securities	31,400	3,499	3,152	401	34,552	3,900
Total temporarily impaired AFS securities	$1,238,851	13,642	129,504	4,124	1,368,355	17,766
There are 332 AFS securities issues contributing to the total unrealized loss of $14,294,000 as of March 29, 2014. Unrealized losses related to debt securities are primarily due to interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily due to temporary equity market fluctuations that are expected to recover.

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
As of March 29, 2014, the carrying amounts of the assets and liabilities of the consolidated JVs were $156,301,000 and $50,441,000, respectively. As of December 28, 2013, the carrying amounts of the assets and liabilities of the consolidated JVs were $156,164,000 and $50,205,000, respectively. The assets are owned by, and the liabilities are obligations of, the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2014 and 2013 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. The Company assumed loans totaling $13,335,000 during the three months ended March 29, 2014. No loans were assumed during the three months ended March 30, 2013. Maturities of JV loans range from August 2014 through June 2016 and have either (1) fixed interest rates ranging from 4.5% to 5.3% or (2) variable interest rates based on a LIBOR index plus 250 basis points. Maturities of assumed shopping center loans range from August 2014 through January 2027 and have fixed interest rates ranging from 5.1% to 7.5%.

(6)	Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a 15-month period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $81,691,000 and $42,568,000 as of March 29, 2014 and December 28, 2013, respectively. The cost of the shares held by the ESOP totaled $2,504,420,000 and $2,280,335,000 as of March 29, 2014 and December 28, 2013, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $2,586,111,000 and $2,322,903,000 as of March 29, 2014 and December 28, 2013, respectively. The fair value of the shares held by the ESOP totaled $7,264,179,000 and $7,139,235,000 as of March 29, 2014 and December 28, 2013, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Accumulated Other Comprehensive Earnings
The following tables provide a reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for the three months ended March 29, 2014 and March 30, 2013:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2014
Balances at December 28, 2013	$94,836	(7,837)	86,999
Unrealized gain on AFS securities	11,913	—	11,913
Net realized gain on AFS securities reclassified to investment income, net	(3,437)	—	(3,437)
Amortization of actuarial losses reclassified to operating and administrative expenses	—	84	84
Net other comprehensive earnings	8,476	84	8,560
Balances at March 29, 2014	$103,312	(7,753)	95,559

2013
Balances at December 29, 2012	$58,286	(19,997)	38,289
Unrealized gain on AFS securities	33,695	—	33,695
Net realized gain on AFS securities reclassified to investment income, net	(1,632)	—	(1,632)
Amortization of actuarial losses reclassified to operating and administrative expenses	—	806	806
Net other comprehensive earnings	32,063	806	32,869
Balances at March 30, 2013	$90,349	(19,191)	71,158

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee and North Carolina. The Company opened its first supermarket in North Carolina in February 2014. As of March 29, 2014, the Company operated 1,077 supermarkets.
Results of Operations
Sales
Sales for the three months ended March 29, 2014 were $7.8 billion as compared with $7.5 billion for the three months ended March 30, 2013, an increase of $311.4 million or 4.1%. The Company estimates that its sales increased $11.3 million or 0.1% from new supermarkets and $300.1 million or 4.0% from comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. The Company estimates that its sales for the three months ended March 30, 2013 were positively impacted by $90.0 million or 1.3% due to the Easter holiday being in the first quarter in 2013. In 2014, the Easter holiday will be in the second quarter. Comparable store sales for the three months ended March 29, 2014 increased primarily due to product cost inflation and increased customer counts resulting from a better economic climate.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 28.2% and 28.3% for the three months ended March 29, 2014 and March 30, 2013, respectively. Gross profit as a percentage of sales for the three months ended March 29, 2014 as compared with the three months ended March 30, 2013 remained relatively unchanged.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 19.9% for the three months ended March 29, 2014 and March 30, 2013.
Investment income, net
Investment income, net was $25.6 million and $21.7 million for the three months ended March 29, 2014 and March 30, 2013, respectively. The increase in investment income, net for the three months ended March 29, 2014 as compared with the three months ended March 30, 2013 was primarily due to an increase in net realized gains on AFS securities. There were no OTTI losses on AFS securities for the three months ended March 29, 2014 and March 30, 2013.
Income taxes
The effective income tax rate was 33.3% and 33.7% for the three months ended March 29, 2014 and March 30, 2013, respectively. The decrease in the effective income tax rate for the three months ended March 29, 2014 as compared with the three months ended March 30, 2013 was primarily due to an increase in qualified inventory contributions and investment related tax credits partially offset by an increase in the effective income tax rate due to the adoption of the ASU discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements.
Net earnings
Net earnings were $493.7 million or $0.63 per share and $471.3 million or $0.61 per share for the three months ended March 29, 2014 and March 30, 2013, respectively. Net earnings as a percentage of sales were 6.3% for the three months ended March 29, 2014 and March 30, 2013.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $7,044.7 million as of March 29, 2014, as compared with $6,293.4 million as of December 28, 2013. This increase is primarily due to the timing of income tax payments and the Company generating cash in excess of the amount needed for current operations.
Net cash provided by operating activities
Net cash provided by operating activities was $1,084.7 million for the three months ended March 29, 2014, as compared with $1,078.3 million for the three months ended March 30, 2013. Cash provided by operating activities for the three months ended March 29, 2014 as compared with the three months ended March 30, 2013 remained relatively unchanged. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.
Net cash used in investing activities
Net cash used in investing activities was $704.1 million for the three months ended March 29, 2014, as compared with $679.0 million for the three months ended March 30, 2013. For the three months ended March 29, 2014, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $205.1 million. These expenditures were incurred in connection with the opening of four new supermarkets (including one replacement supermarket) and remodeling 25 supermarkets. Six supermarkets were closed during the period. The replacement supermarket that opened during the three months ended March 29, 2014 replaced on site one of the supermarkets closed during 2013. The six supermarkets closed during the three months ended March 29, 2014 will be replaced on site in subsequent periods. Expenditures were also incurred for new supermarkets and remodels in progress, the construction of new warehouses, the acquisition of shopping centers with the Company as the anchor tenant and new or enhanced information technology hardware and applications. For the three months ended March 29, 2014, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $501.3 million.
For the three months ended March 30, 2013, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $120.6 million. These expenditures were incurred in connection with the opening of five new supermarkets (including one replacement supermarket) and remodeling 14 supermarkets. Six supermarkets were closed during the period. The replacement supermarket that opened during the three months ended March 30, 2013 replaced one of the supermarkets closed during the same period. Four of the remaining supermarkets closed during the three months ended March 30, 2013 were replaced on site in subsequent periods and one supermarket was not replaced. Expenditures were also incurred for new supermarkets and remodels in progress, new or enhanced information technology hardware and applications and the expansion of warehouses. During the three months ended March 30, 2013, the Company wrote off $1,061.6 million of fully depreciated furniture, fixtures and equipment. Since the assets were fully depreciated, the write off had no effect on the Company's financial condition, results of operations or cash flows. For the same period, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $559.5 million.
Capital expenditure projection
Capital expenditures for the remainder of 2014 are expected to be approximately $670 million, primarily consisting of new supermarkets, remodeling existing supermarkets, construction of new warehouses, new or enhanced information technology hardware and applications and acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Net cash used in financing activities
Net cash used in financing activities was $114.4 million for the three months ended March 29, 2014, as compared with $96.5 million for the three months ended March 30, 2013. The primary use of net cash in financing activities was funding net common stock repurchases. Net common stock repurchases totaled $108.1 million for the three months ended March 29, 2014, as compared with $95.4 million for the three months ended March 30, 2013. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), 401(k) Plan, ESOP and Non-Employee Directors Stock Purchase Plan (Directors Plan). The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends
On March 7, 2014, the Company declared a semi-annual dividend on its common stock of $0.37 per share or approximately $289.8 million, payable on June 2, 2014 to stockholders of record as of the close of business April 30, 2014.
On June 3, 2013, the Company paid a semi-annual dividend on its common stock of $0.35 per share or $274.6 million to stockholders of record as of the close of business April 30, 2013. On December 2, 2013, the Company paid a semi-annual dividend on its common stock of $0.35 per share or $272.7 million to stockholders of record as of the close of business October 31, 2013.
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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended December 28, 2013.
Item 4.    Controls and Procedures
As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
As reported in the Company’s Form 10-K for the year ended December 28, 2013, the Company is subject from time to time to various lawsuits, claims and charges arising in the normal course of business. The Company believes its recorded reserves are adequate in light of the probable and estimable liabilities. The estimated amount of reasonably possible losses for lawsuits, claims and charges, individually and in the aggregate, is considered to be immaterial. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Item 1A.    Risk Factors
There have been no material changes in the risk factors from those disclosed in the Company’s Form 10-K for the year ended December 28, 2013.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended March 29, 2014 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 29, 2013 through February 1, 2014	1,464	$30.00	N/A	N/A
February 2, 2014 through March 1, 2014	1,077	30.00	N/A	N/A
March 2, 2014 through March 29, 2014	4,204	30.15	N/A	N/A
Total	6,745	$30.09	N/A	N/A

(1)
Common stock is made available for sale to the Company’s current employees through the Company’s ESPP and to participants of the Company’s 401(k) Plan. Common stock is also made available for sale to members of the Company’s Board of Directors through the Directors Plan. In addition, common stock is contributed to the ESOP. The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, 401(k) Plan, ESOP and Directors Plan each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company.

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended March 29, 2014 required to be disclosed in the last two columns of the table.

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
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date:	May 1, 2014	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date:	May 1, 2014	/s/ David P. Phillips
David P. Phillips, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)