Form 10-Q
period 2014-09-27
PUBLIX SUPER MARKETS INC
filed 2014-11-03
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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
Yes                 No     X
The number of shares of the Registrant’s common stock outstanding as of October 17, 2014 was 776,838,000.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)

	September 27, 2014	December 28, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$387,117	301,868
Short-term investments	861,179	829,559
Trade receivables	542,418	540,156
Merchandise inventories	1,498,073	1,506,977
Deferred tax assets	74,500	55,761
Prepaid expenses	58,088	25,823
Total current assets	3,421,375	3,260,144
Long-term investments	5,589,120	5,161,927
Other noncurrent assets	351,539	319,818
Property, plant and equipment	9,227,558	8,418,636
Accumulated depreciation	(3,859,861)	(3,613,884)
Net property, plant and equipment	5,367,697	4,804,752
	$14,729,731	13,546,641
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,405,719	1,383,134
Accrued expenses:
Contribution to retirement plans	385,682	448,339
Self-insurance reserves	150,535	150,860
Salaries and wages	227,351	116,116
Other	387,446	223,048
Current portion of long-term debt	30,818	37,509
Federal and state income taxes	3,731	19,916
Total current liabilities	2,591,282	2,378,922
Deferred tax liabilities	313,242	356,956
Self-insurance reserves	204,883	205,181
Accrued postretirement benefit cost	103,737	102,763
Long-term debt	139,075	124,645
Other noncurrent liabilities	114,914	110,378
Total liabilities	3,467,133	3,278,845
Common stock related to Employee Stock Ownership Plan (ESOP)	2,713,923	2,322,903
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 786,878 shares in 2014 and 776,721 shares in 2013	786,878	776,721
Additional paid-in capital	2,198,465	1,898,974
Retained earnings	8,446,606	7,454,448
Treasury stock at cost, 9,981 shares in 2014	(322,166)	—
Accumulated other comprehensive earnings	103,786	86,999
Common stock related to ESOP	(2,713,923)	(2,322,903)
Total stockholders’ equity	8,499,646	7,894,239
Noncontrolling interests	49,029	50,654
Total equity	11,262,598	10,267,796
	$14,729,731	13,546,641

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Three Months Ended
	September 27, 2014	September 28, 2013
	(Unaudited)
Revenues:
Sales	$7,379,339	7,023,036
Other operating income	57,770	54,492
Total revenues	7,437,109	7,077,528
Costs and expenses:
Cost of merchandise sold	5,392,655	5,108,341
Operating and administrative expenses	1,526,468	1,466,309
Total costs and expenses	6,919,123	6,574,650
Operating profit	517,986	502,878
Investment income, net	32,881	24,161
Other income, net	6,027	5,209
Earnings before income tax expense	556,894	532,248
Income tax expense	172,676	172,381
Net earnings	$384,218	359,867
Weighted average shares outstanding	778,672	780,640
Basic and diluted earnings per share	$0.49	0.46
Dividends paid per common share	$—	—

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Three Months Ended
	September 27, 2014	September 28, 2013
	(Unaudited)
Net earnings	$384,218	359,867
Other comprehensive earnings:
Unrealized (loss) gain on available-for-sale (AFS) securities, net of tax effect of $(8,205) and $20,187 in 2014 and 2013, respectively	(13,030)	32,057
Reclassification adjustment for net realized gain on AFS securities, net of tax effect of $(4,998) and $(1,756) in 2014 and 2013, respectively	(7,936)	(2,788)
Adjustment to postretirement benefit plan obligation, net of tax effect of $54 and $508 in 2014 and 2013, respectively	85	806
Comprehensive earnings	$363,337	389,942

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Nine Months Ended
	September 27, 2014	September 28, 2013
	(Unaudited)
Revenues:
Sales	$22,699,665	21,566,484
Other operating income	177,806	166,773
Total revenues	22,877,471	21,733,257
Costs and expenses:
Cost of merchandise sold	16,472,115	15,561,110
Operating and administrative expenses	4,619,397	4,411,158
Total costs and expenses	21,091,512	19,972,268
Operating profit	1,785,959	1,760,989
Investment income, net	96,441	72,524
Other income, net	18,447	14,093
Earnings before income tax expense	1,900,847	1,847,606
Income tax expense	618,863	615,604
Net earnings	$1,281,984	1,232,002
Weighted average shares outstanding	779,595	780,807
Basic and diluted earnings per share	$1.64	1.58
Dividends paid per common share	$0.37	0.35

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Nine Months Ended
	September 27, 2014	September 28, 2013
	(Unaudited)
Net earnings	$1,281,984	1,232,002
Other comprehensive earnings:
Unrealized gain on AFS securities, net of tax effect of $23,437 and $19,711 in 2014 and 2013, respectively	37,218	31,302
Reclassification adjustment for net realized gain on AFS securities, net of tax effect of $(13,026) and $(5,330) in 2014 and 2013, respectively	(20,685)	(8,464)
Adjustment to postretirement benefit plan obligation, net of tax effect of $160 and $1,524 in 2014 and 2013, respectively	254	2,418
Comprehensive earnings	$1,298,771	1,257,258

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Nine Months Ended
	September 27, 2014	September 28, 2013
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$22,732,291	21,608,131
Cash paid to employees and suppliers	(19,969,321)	(18,935,593)
Income taxes paid	(713,049)	(605,196)
Self-insured claims paid	(233,311)	(243,733)
Dividends and interest received	166,057	146,260
Other operating cash receipts	172,335	160,905
Other operating cash payments	(13,594)	(12,906)
Net cash provided by operating activities	2,141,408	2,117,868
Cash flows from investing activities:
Payment for capital expenditures	(905,166)	(421,048)
Proceeds from sale of property, plant and equipment	13,457	5,995
Payment for investments	(1,522,394)	(1,949,270)
Proceeds from sale and maturity of investments	1,010,266	867,608
Net cash used in investing activities	(1,403,837)	(1,496,715)
Cash flows from financing activities:
Payment for acquisition of common stock	(552,163)	(442,308)
Proceeds from sale of common stock	229,931	191,633
Dividends paid	(289,826)	(274,646)
Repayment of long-term debt	(49,673)	(15,864)
Other, net	9,409	2,352
Net cash used in financing activities	(652,322)	(538,833)
Net increase in cash and cash equivalents	85,249	82,320
Cash and cash equivalents at beginning of period	301,868	337,400
Cash and cash equivalents at end of period	$387,117	419,720

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts are in thousands)

	Nine Months Ended
	September 27, 2014	September 28, 2013
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,281,984	1,232,002
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	360,650	375,596
Increase in LIFO reserve	27,940	19,802
Retirement contributions paid or payable in common stock	247,397	244,301
Deferred income taxes and affordable housing amortization	(52,480)	(6,633)
Loss on disposal and impairment of property, plant and equipment	17,955	14,686
Gain on AFS securities	(33,711)	(13,794)
Net amortization of investments	104,592	98,627
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(1,877)	1,496
Merchandise inventories	(19,036)	(49,425)
Prepaid expenses and other noncurrent assets	(7,965)	(10,480)
Accounts payable and accrued expenses	260,703	193,127
Self-insurance reserves	(623)	1,693
Federal and state income taxes	(40,747)	17,742
Other noncurrent liabilities	(3,374)	(872)
Total adjustments	859,424	885,866
Net cash provided by operating activities	$2,141,408	2,117,868

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three and nine months ended September 27, 2014 are not necessarily indicative of the results for the entire 2014 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.
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

Following is a summary of fair value measurements for AFS securities as of September 27, 2014 and December 28, 2013:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
September 27, 2014	$6,450,299	1,356,102	5,094,197	—
December 28, 2013	$5,991,486	1,085,194	4,906,292	—

(4)	Investments
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
Interest and dividend income, amortization of premiums, accretion of discounts and realized gains and losses on AFS securities are included in investment income. Interest income is accrued as earned. Dividend income is recognized as income on the ex-dividend date of the equity security. The cost of AFS securities sold is based on the first-in, first-out method.
Following is a summary of AFS securities as of September 27, 2014 and December 28, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
September 27, 2014
Tax exempt bonds	$3,324,126	27,247	3,419	3,347,954
Taxable bonds	1,736,751	5,490	2,665	1,739,576
Restricted investments	170,000	949	—	170,949
Equity securities	1,037,896	160,733	6,809	1,191,820
	$6,268,773	194,419	12,893	6,450,299
December 28, 2013
Tax exempt bonds	$3,430,028	25,588	9,917	3,445,699
Taxable bonds	1,445,901	7,641	3,863	1,449,679
Restricted investments	170,000	—	86	169,914
Equity securities	790,975	139,119	3,900	926,194
	$5,836,904	172,348	17,766	5,991,486
Realized gains on sales of AFS securities totaled $13,933,000 and $35,664,000 for the three and nine months ended September 27, 2014, respectively. Realized losses on sales of AFS securities totaled $999,000 and $1,953,000 for the three and nine months ended September 27, 2014, respectively. There were no OTTI losses on AFS securities for the three and nine months ended September 27, 2014.

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
The amortized cost and fair value of AFS securities by expected maturity as of September 27, 2014 and December 28, 2013 are as follows:

	September 27, 2014		December 28, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$857,963	861,179	824,780	829,559
Due after one year through five years	3,880,704	3,902,132	3,590,615	3,609,115
Due after five years through ten years	208,409	208,190	295,407	288,421
Due after ten years	113,801	116,029	165,127	168,283
	5,060,877	5,087,530	4,875,929	4,895,378
Restricted investments	170,000	170,949	170,000	169,914
Equity securities	1,037,896	1,191,820	790,975	926,194
	$6,268,773	6,450,299	5,836,904	5,991,486
Following is a summary of temporarily impaired AFS securities by the time period impaired as of September 27, 2014 and December 28, 2013:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
September 27, 2014
Tax exempt bonds	$185,663	2,084	94,516	1,335	280,179	3,419
Taxable bonds	583,539	1,856	81,173	809	664,712	2,665
Equity securities	76,940	5,184	5,604	1,625	82,544	6,809
Total temporarily impaired AFS securities	$846,142	9,124	181,293	3,769	1,027,435	12,893
December 28, 2013
Tax exempt bonds	$502,304	6,710	106,985	3,207	609,289	9,917
Taxable bonds	535,233	3,347	19,367	516	554,600	3,863
Restricted investments	169,914	86	—	—	169,914	86
Equity securities	31,400	3,499	3,152	401	34,552	3,900
Total temporarily impaired AFS securities	$1,238,851	13,642	129,504	4,124	1,368,355	17,766
There are 197 AFS securities issues contributing to the total unrealized loss of $12,893,000 as of September 27, 2014. Unrealized losses related to debt securities are primarily due to interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily due to temporary equity market fluctuations that are expected to recover.

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
As of September 27, 2014, the carrying amounts of the assets and liabilities of the consolidated JVs were $164,862,000 and $60,799,000, respectively. As of December 28, 2013, the carrying amounts of the assets and liabilities of the consolidated JVs were $156,164,000 and $50,205,000, respectively. The assets are owned by, and the liabilities are obligations of, the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2014 and 2013 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. The Company assumed loans totaling $46,377,000 during the nine months ended September 27, 2014. No loans were assumed during the nine months ended September 28, 2013. Maturities of JV loans range from January 2015 through August 2017 and have either (1) fixed interest rates ranging from 5.3% to 6.0% or (2) variable interest rates based on a LIBOR index plus basis points ranging from 175 basis points to 250 basis points. Maturities of assumed shopping center loans range from March 2015 through January 2027 and have fixed interest rates ranging from 4.5% to 7.5%.

(6)	Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not currently traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a 15-month period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $253,181,000 and $42,568,000 as of September 27, 2014 and December 28, 2013, respectively. The cost of the shares held by the ESOP totaled $2,460,742,000 and $2,280,335,000 as of September 27, 2014 and December 28, 2013, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $2,713,923,000 and $2,322,903,000 as of September 27, 2014 and December 28, 2013, respectively. The fair value of the shares held by the ESOP totaled $7,898,547,000 and $7,139,235,000 as of September 27, 2014 and December 28, 2013, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Accumulated Other Comprehensive Earnings
The following tables provide a reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for the three months ended September 27, 2014 and September 28, 2013:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2014
Balances at June 28, 2014	$132,335	(7,668)	124,667
Unrealized loss on AFS securities	(13,030)	—	(13,030)
Net realized gain on AFS securities reclassified to investment income, net	(7,936)	—	(7,936)
Amortization of actuarial losses reclassified to operating and administrative expenses	—	85	85
Net other comprehensive (losses) earnings	(20,966)	85	(20,881)
Balances at September 27, 2014	$111,369	(7,583)	103,786

2013
Balances at June 29, 2013	$51,855	(18,385)	33,470
Unrealized gain on AFS securities	32,057	—	32,057
Net realized gain on AFS securities reclassified to investment income, net	(2,788)	—	(2,788)
Amortization of actuarial losses reclassified to operating and administrative expenses	—	806	806
Net other comprehensive earnings	29,269	806	30,075
Balances at September 28, 2013	$81,124	(17,579)	63,545

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for the nine months ended September 27, 2014 and September 28, 2013:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2014
Balances at December 28, 2013	$94,836	(7,837)	86,999
Unrealized gain on AFS securities	37,218	—	37,218
Net realized gain on AFS securities reclassified to investment income, net	(20,685)	—	(20,685)
Amortization of actuarial losses reclassified to operating and administrative expenses	—	254	254
Net other comprehensive earnings	16,533	254	16,787
Balances at September 27, 2014	$111,369	(7,583)	103,786

2013
Balances at December 29, 2012	$58,286	(19,997)	38,289
Unrealized gain on AFS securities	31,302	—	31,302
Net realized gain on AFS securities reclassified to investment income, net	(8,464)	—	(8,464)
Amortization of actuarial losses reclassified to operating and administrative expenses	—	2,418	2,418
Net other comprehensive earnings	22,838	2,418	25,256
Balances at September 28, 2013	$81,124	(17,579)	63,545

(8)    Subsequent Event
On October 1, 2014, the Company declared a semi-annual dividend on its common stock of $0.37 per share or approximately $287,000,000, payable on December 1, 2014 to stockholders of record as of the close of business October 31, 2014.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee and North Carolina. The Company opened its first supermarket in North Carolina in February 2014. As of September 27, 2014, the Company operated 1,080 supermarkets.
Results of Operations
Sales
Sales for the three months ended September 27, 2014 were $7.4 billion as compared with $7.0 billion for the three months ended September 28, 2013, an increase of $356.3 million or 5.1%. The increase in sales for the three months ended September 27, 2014 as compared with the three months ended September 28, 2013 was primarily due to a 5.0% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are not included in comparable store sales since the replacement period for the supermarket is generally 9 to 12 months. Sales for the nine months ended September 27, 2014 were $22.7 billion as compared with $21.6 billion for the nine months ended September 28, 2013, an increase of $1,133.2 million or 5.3%. The increase in sales for the nine months ended September 27, 2014 as compared with the nine months ended September 28, 2013 was primarily due to a 5.0% increase in comparable store sales. Comparable store sales for the three and nine months ended September 27, 2014 increased primarily due to product cost inflation and increased customer counts resulting from a better economic climate.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 26.9% and 27.3% for the three months ended September 27, 2014 and September 28, 2013, respectively. Gross profit as a percentage of sales was 27.4% and 27.8% for the nine months ended September 27, 2014 and September 28, 2013, respectively. The decrease in gross profit as a percentage of sales for the three and nine months ended September 27, 2014 as compared with the three and nine months ended September 28, 2013 was primarily due to increases in promotional activities and product cost increases, some of which were not passed on to customers.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 20.7% and 20.9% for the three months ended September 27, 2014 and September 28, 2013, respectively. Operating and administrative expenses as a percentage of sales were 20.4% and 20.5% for the nine months ended September 27, 2014 and September 28, 2013, respectively. Operating and administrative expenses as a percentage of sales for the three and nine months ended September 27, 2014 as compared with the three and nine months ended September 28, 2013 remained relatively unchanged.
Investment income, net
Investment income, net was $32.9 million and $24.2 million for the three months ended September 27, 2014 and September 28, 2013, respectively. Investment income, net was $96.4 million and $72.5 million for the nine months ended September 27, 2014 and September 28, 2013, respectively. The increase in investment income, net for the three and nine months ended September 27, 2014 as compared with the three and nine months ended September 28, 2013 was primarily due to an increase in net realized gains on AFS securities.
Income taxes
The effective income tax rate was 31.0% and 32.4% for the three months ended September 27, 2014 and September 28, 2013, respectively. The effective income tax rate was 32.6% and 33.3% for the nine months ended September 27, 2014 and September 28, 2013, respectively. The decrease in the effective income tax rate for the three and nine months ended September 27, 2014 as compared with the three and nine months ended September 28, 2013 was primarily due to an increase in qualified inventory donations and investment related tax credits partially offset by an increase in the effective income tax rate due to the adoption of the ASU discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements.
Net earnings
Net earnings were $384.2 million or $0.49 per share and $359.9 million or $0.46 per share for the three months ended September 27, 2014 and September 28, 2013, respectively. Net earnings as a percentage of sales were 5.2% and 5.1% for the three months ended September 27, 2014 and September 28, 2013, respectively. Net earnings were $1,282.0 million or $1.64 per share and $1,232.0 million or $1.58 per share for the nine months ended September 27, 2014 and September 28, 2013, respectively. Net earnings as a percentage of sales were 5.6% and 5.7% for the nine months ended September 27, 2014 and September 28, 2013, respectively. Net earnings as a percentage of sales for the three and nine months ended September 27, 2014 as compared with the three and nine months ended September 28, 2013 remained relatively unchanged.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $6,837.4 million as of September 27, 2014, as compared with $6,293.4 million as of December 28, 2013. This increase was primarily due to net cash provided by operating activities less payments for capital expenditures, net acquisitions of common stock and dividends.
Net cash provided by operating activities
Net cash provided by operating activities was $2,141.4 million for the nine months ended September 27, 2014, as compared with $2,117.9 million for the nine months ended September 28, 2013. The increase in net cash provided by operating activities for the nine months ended September 27, 2014 as compared with the nine months ended September 28, 2013 was primarily due to the increase in net earnings. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.
Net cash used in investing activities
Net cash used in investing activities was $1,403.8 million for the nine months ended September 27, 2014, as compared with $1,496.7 million for the nine months ended September 28, 2013. For the nine months ended September 27, 2014, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $905.2 million. These expenditures were incurred in connection with the opening of 13 new supermarkets (including five replacement supermarkets) and remodeling 95 supermarkets. Twelve supermarkets were closed during the period. Replacement supermarkets that opened during the nine months ended September 27, 2014 replaced three supermarkets closed during the same period, one of which was replaced on site, and two supermarkets closed in 2013 that were replaced on site. Eight of the remaining supermarkets closed during the nine months ended September 27, 2014 will be replaced on site in subsequent periods and one supermarket will not be replaced. Expenditures were also incurred for new supermarkets and remodels in progress, the acquisition of shopping centers with the Company as the anchor tenant, the construction of new warehouses and new or enhanced information technology hardware and applications. For the nine months ended September 27, 2014, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $512.1 million.
For the nine months ended September 28, 2013, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $421.0 million. These expenditures were incurred in connection with the opening of 12 new supermarkets (including one replacement supermarket) and remodeling 82 supermarkets. Eight supermarkets were closed during the period. The replacement supermarket that opened during the nine months ended September 28, 2013 replaced one of the supermarkets closed during the same period. Six of the remaining supermarkets closed during the nine months ended September 28, 2013 were replaced on site in subsequent periods and one supermarket was not replaced. Expenditures were also incurred for new supermarkets and remodels in progress, the construction of new warehouses, the acquisition of shopping centers with the Company as the anchor tenant and new or enhanced information technology hardware and applications. During the first quarter of 2013, the Company wrote off $1,061.6 million of fully depreciated furniture, fixtures and equipment. Since the assets were fully depreciated, the write off had no effect on the Company's financial condition, results of operations or cash flows. For the nine months ended September 28, 2013, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $1,081.7 million.
Capital expenditure projection
Capital expenditures for the remainder of 2014 are expected to be approximately $395 million, primarily consisting of new supermarkets, remodeling existing supermarkets, construction of new warehouses, new or enhanced information technology hardware and applications and acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Net cash used in financing activities
Net cash used in financing activities was $652.3 million for the nine months ended September 27, 2014, as compared with $538.8 million for the nine months ended September 28, 2013. The primary use of net cash in financing activities was funding net common stock repurchases and payment of dividends. Net common stock repurchases totaled $322.2 million for the nine months ended September 27, 2014, as compared with $250.7 million for the nine months ended September 28, 2013. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), 401(k) Plan, ESOP and Non-Employee Directors Stock Purchase Plan (Directors Plan). The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends
On June 2, 2014, the Company paid a semi-annual dividend on its common stock of $0.37 per share or $289.8 million to stockholders of record as of the close of business April 30, 2014. On October 1, 2014, the Company declared a semi-annual dividend on its common stock of $0.37 per share or approximately $287 million, payable on December 1, 2014 to stockholders of record as of the close of business October 31, 2014.
On June 3, 2013, the Company paid a semi-annual dividend on its common stock of $0.35 per share or $274.6 million to stockholders of record as of the close of business April 30, 2013. On December 1, 2013, the Company paid a semi-annual dividend on its common stock of $0.35 per share or $272.7 million to stockholders of record as of the close of business October 31, 2013.
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
Item 4.    Controls and Procedures
As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended September 27, 2014 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 29, 2014 through August 2, 2014	555	$32.61	N/A	N/A
August 3, 2014 through August 30, 2014	3,060	33.85	N/A	N/A
August 31, 2014 through September 27, 2014	1,547	33.85	N/A	N/A
Total	5,162	$33.72	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended September 27, 2014 required to be disclosed in the last two columns of the table.

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
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date:	November 3, 2014	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date:	November 3, 2014	/s/ David P. Phillips
David P. Phillips, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)