Form 10-K
period 2014-12-27
PUBLIX SUPER MARKETS INC
filed 2015-03-02
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2014
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
Yes               No    X
The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $12,701,577,000 as of June 27, 2014, the last trading day of the Registrant’s most recently completed second fiscal quarter.
The number of shares of the Registrant’s common stock outstanding as of February 3, 2015 was 773,305,000.
Documents Incorporated By Reference
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Proxy Statement solicited for the 2015 Annual Meeting of Stockholders to be held on April 14, 2015.

PART I
Item 1. Business
Publix Super Markets, Inc. and its wholly owned subsidiaries (the Company) are in the primary business of operating retail food supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee and North Carolina. The Company was founded in 1930 and later merged into another corporation that was originally incorporated in 1921. The Company has no other significant lines of business or industry segments.
Merchandising and manufacturing
The Company sells grocery (including dairy, produce, deli, bakery, meat and seafood), health and beauty care, general merchandise, pharmacy, floral and other products and services. The percentage of consolidated sales by merchandise category for 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Grocery	85%	85%	85%
Other	15%	15%	15%
	100%	100%	100%
The Company’s lines of merchandise include a variety of nationally advertised and private label brands as well as unbranded merchandise such as produce, meat and seafood. The Company receives the food and nonfood products it distributes from many sources. These products are delivered to the supermarkets through Company distribution centers or directly from the suppliers and are generally available in sufficient quantities to enable the Company to adequately satisfy its customers. Approximately 75% of the total cost of products purchased is delivered to the supermarkets through the Company’s distribution centers. The Company believes that its sources of supply of these products and raw materials used in manufacturing are adequate for its needs and that it is not dependent upon a single supplier or relatively few suppliers. Private label items are produced in the Company’s dairy, bakery and deli manufacturing facilities or are manufactured for the Company by suppliers.
The Company has experienced no significant changes in the kinds of products sold or in its methods of distribution since the beginning of the fiscal year.
Store operations
The Company operated 1,095 supermarkets at the end of 2014, compared with 1,079 at the beginning of the year. In 2014, 32 supermarkets were opened (including 14 replacement supermarkets) and 138 supermarkets were remodeled. Sixteen supermarkets were closed during the period. Replacement supermarkets opened in 2014 replaced 10 of the supermarkets closed during the same period, six of which were replaced on site, and four supermarkets closed in 2013 that were replaced on site. Four of the remaining supermarkets closed in 2014 will be replaced on site in subsequent periods and two supermarkets will not be replaced. New supermarkets added 0.9 million square feet in 2014, an increase of 1.7%. At the end of 2014, the Company had 760 supermarkets located in Florida, 182 in Georgia, 58 in Alabama, 51 in South Carolina, 38 in Tennessee and six in North Carolina. Also, as of year end, the Company had five supermarkets under construction in Florida, four in North Carolina and two in South Carolina.
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
Working capital
The Company’s working capital at the end of 2014 consisted of $3,733.5 million in current assets and $2,697.8 million in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flows from operating activities presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.
Seasonality
The historical influx of winter residents to Florida and increased purchases of products during the traditional Thanksgiving, Christmas and Easter holidays typically result in seasonal sales increases between November and April of each year.

Employees
The Company had 175,000 employees at the end of 2014. The Company considers its employee relations to be good.
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
Environmental matters
Compliance by the Company with federal, state and local environmental protection laws and regulations during 2014 had no material effect on capital expenditures, results of operations or the competitive position of the Company.
Company information
This Annual Report on Form 10-K and the 2015 Proxy Statement will be mailed on or about March 12, 2015 to stockholders of record as of the close of business on February 3, 2015. These reports as well as Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports may also be obtained electronically, free of charge, through the Company’s website at www.publix.com/stock.
Item 1A. Risk Factors
In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business. The Company’s financial condition and results of operations could be materially adversely affected by any of these risks.
Increased competition and low profit margins could adversely affect the Company.
The retail food industry in which the Company operates is highly competitive with low profit margins. The Company’s competitors include national and regional supermarket chains, independent supermarkets, supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores, restaurants and convenience stores. The Company’s ability to attract and retain customers is based primarily on quality of goods and service, price, convenience, product mix and store location. The Company believes it will face increased competition in the future from existing, and potentially new, competitors and its financial condition and results of operations could be impacted by the pricing, purchasing, advertising or promotional decisions made by its competitors as well as competitor format innovation and location additions.
General economic and other conditions that impact consumer spending could adversely affect the Company.
The Company’s results of operations are sensitive to changes in general economic conditions that impact consumer spending. Adverse economic conditions, including high unemployment, home foreclosures and weakness in the housing market, declines in the stock market and the instability of the credit markets, could cause a reduction in consumer spending. Other conditions that could also affect disposable consumer income include increases in tax, interest and inflation rates, increases in fuel and energy costs, increases in health care costs, the impact of natural disasters or acts of terrorism, and other factors. This reduction in the level of consumer spending could cause customers to purchase lower-margin items or to shift spending to lower-priced competitors, which could adversely affect the Company’s financial condition and results of operations.
Increased operating costs could adversely affect the Company.
The Company’s operations tend to be more labor intensive than some of its competitors due to the additional customer service offered in its supermarkets. Consequently, uncertain labor markets, government mandated increases in the minimum wage or other benefits, an increased proportion of full-time employees, increased costs of health care due to health insurance reform or other factors could result in an increase in labor costs. In addition, the inability to improve or manage operating costs, such as payroll, facilities or other non-product related costs, could adversely affect the Company’s financial condition and results of operations.
Failure to execute on the Company’s core strategies could adversely affect the Company.
The Company’s core strategies focus on customer service, product quality, shopping environment, competitive pricing and convenient locations. The Company has implemented several strategic business and technology initiatives as part of the execution of these core strategies. The Company believes these core strategies and related strategic initiatives differentiate it from its competition and present opportunities for sustained market share and financial growth. Failure to execute on these core strategies, or failure to execute the core strategies on a cost effective basis, could adversely affect the Company’s financial condition and results of operations.

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
Failure to maintain the privacy and security of confidential customer and business information and the resulting unfavorable publicity could adversely affect the Company.
The Company receives, retains and transmits certain confidential information about its customers, employees and suppliers and entrusts that information to third party service providers. The Company depends upon the secure transmission of confidential information over external networks, including customer payments. Additionally, the use of individually identifiable data by the Company and its third party service providers is regulated at the national and local or state level. A compromise of the Company’s information technology systems or those of its third party service providers that results in customer, employee or supplier information being obtained by unauthorized persons could adversely affect the Company’s reputation with existing and potential customers, employees and others. A security breach could require expending significant additional resources related to remediation, lead to legal proceedings and regulatory actions, result in a disruption of operations and adversely affect the Company’s financial condition and results of operations.
Disruptions in information technology systems could adversely affect the Company.
The Company is dependent on complex information technology systems to operate its business, enhance customer service, improve the efficiency of its supply chain and increase employee efficiency. The Company’s information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malicious service disruptions, catastrophic events and user errors. Any disruptions in information technology systems could have an adverse effect on the Company’s financial condition and results of operations.
Unexpected changes in the insurance market or factors affecting self-insurance reserve estimates could adversely affect the Company.
The Company uses a combination of insurance coverage and self-insurance to provide for potential liability for workers’ compensation, general liability, fleet liability, employee benefits and directors and officers liability. The Company is self-insured for property, plant and equipment losses. There is no assurance that the Company will be able to continue to maintain its insurance coverage or obtain comparable insurance coverage at a reasonable cost. Self-insurance reserves are determined based on actual claims experience and an estimate of claims incurred but not reported including, where necessary, actuarial studies. Actuarial projections of losses are subject to variability caused by, but not limited to, such factors as future interest and inflation rates, future economic conditions, litigation trends and benefit level changes. The Company’s financial condition and results of operations could be adversely affected by an increase in the frequency or costs of claims, changes in actuarial assumptions or catastrophic events involving property, plant and equipment losses.
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
The Company is subject to federal, state and local laws and regulations that govern activities that may have adverse environmental effects and impose liabilities for the costs of contamination cleanup and damages arising from sites of past spills, disposals or other releases of hazardous materials. Under current environmental laws, the Company may be held responsible for the remediation of environmental conditions regardless of whether the Company leases, subleases or owns the supermarkets or other facilities and regardless of whether such environmental conditions were created by the Company or a prior owner or tenant. The costs of investigation, remediation or removal of environmental conditions may be substantial. In addition, the increased focus on climate change, waste management and other environmental issues may result in new environmental laws or regulations that could negatively affect the Company directly or indirectly through increased costs on its suppliers. There can be no assurance that environmental conditions relating to prior, existing or future sites or other environmental changes will not adversely affect the Company’s financial condition and results of operations through, for instance, business interruption, cost of remediation or adverse publicity.
Unfavorable changes in, failure to comply with or increased costs to comply with laws and regulations could adversely affect the Company.
In addition to environmental laws and regulations, the Company is subject to federal, state and local laws and regulations relating to, among other things, product labeling and safety, zoning, land use, workplace safety, public health, accessibility and restrictions on the sale of various products, including alcoholic beverages, tobacco and drugs. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, labor, working conditions, disabled access and work permit requirements. Compliance with, or changes in, these laws, the passage of new laws and the inability to deal with increased government regulation could adversely affect the Company’s financial condition and results of operations.
Unfavorable results of legal proceedings could adversely affect the Company.
        The Company is subject from time to time to various lawsuits, claims and charges arising in the normal course of business, including employment, personal injury, commercial and other matters. Some lawsuits also contain class action allegations. The Company estimates its exposure to these legal proceedings and establishes reserves for the estimated liabilities. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by the Company, material differences in actual outcomes or changes in the Company’s evaluation could arise that could have a material adverse effect on the Company’s financial condition or results of operations.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
At year end, the Company operated 51.2 million square feet of supermarket space. The Company’s supermarkets vary in size. Current supermarket prototypes range from 28,000 to 61,000 square feet. Supermarkets are often located in strip shopping centers where the Company is the anchor tenant. The majority of the Company’s supermarkets are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by new leases. Both the building and land are owned at 196 locations. The building is owned while the land is leased at 55 other locations.
The Company supplies its supermarkets from eight primary distribution centers located in Lakeland, Miami, Jacksonville, Sarasota, Orlando, Deerfield Beach and Boynton Beach, Florida and Lawrenceville, Georgia. The Company operates six manufacturing facilities, including three dairy plants located in Lakeland and Deerfield Beach, Florida and Lawrenceville, Georgia, two bakery plants located in Lakeland, Florida and Atlanta, Georgia and a deli plant located in Lakeland, Florida.
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
Item 4. Mine Safety Disclosures
Not applicable

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since
Executive Officers of the Company
John A. Attaway, Jr.	56	Senior Vice President, General Counsel and Secretary of the Company.	2000
Hoyt R. Barnett	71	Vice Chairman of the Company and Trustee of the Employee Stock Ownership Plan.	1977
David E. Bornmann	57	Vice President of the Company to March 2013, Senior Vice President thereafter.	1998
William E. Crenshaw	64	Chief Executive Officer of the Company.	1990
Laurie Z. Douglas	51	Senior Vice President and Chief Information Officer of the Company.	2006
John T. Hrabusa	59	Senior Vice President of the Company.	2004
Randall T. Jones, Sr.	52	President of the Company.	2003
David P. Phillips	55	Chief Financial Officer and Treasurer of the Company.	1990
Michael R. Smith	55	Vice President of the Company to March 2013, Senior Vice President thereafter.	2005
Officers of the Company
David E. Bridges	65	Vice President of the Company.	2000
Scott E. Brubaker	56	Vice President of the Company.	2005
Jeffrey G. Chamberlain	58	Director of Real Estate Strategy of the Company to January 2011, Vice President thereafter.	2011
Joseph DiBenedetto, Jr.	55	Regional Director of Retail Operations of the Company to January 2011, Vice President thereafter.	2011
G. Gino DiGrazia	52	Vice President of the Company.	2002
David S. Duncan	61	Vice President of the Company.	1999
Sandra J. Estep	55	Vice President of the Company.	2002
Linda S. Hall	55	Vice President of the Company.	2002
Mark R. Irby	59	Vice President of the Company.	1989
Linda S. Kane	49	Vice President and Assistant Secretary of the Company.	2000
Erik J. Katenkamp	43	Director of Information Systems of the Company to January 2013, Vice President thereafter.	2013
L. Renee Kelly	53	Director of Information Systems of the Company to January 2013, Vice President thereafter.	2013
Thomas M. McLaughlin	64	Vice President of the Company.	1994
Peter M. Mowitt	55	Business Development Director of Grocery Retail Support of the Company to March 2013, Vice President thereafter.	2013
Kevin S. Murphy	44	Regional Director of Retail Operations of the Company to March 2014, Vice President thereafter.	2014
Dale S. Myers	62	Vice President of the Company.	2001
Alfred J. Ottolino	49	Vice President of the Company.	2004
Charles B. Roskovich, Jr.	53	Vice President of the Company to January 2011, Senior Vice President to January 2013, Vice President thereafter.	2008
Marc H. Salm	54	Vice President of the Company.	2008
Alison Midili Smith	44	Director of Human Resources of the Company to January 2013, Vice President thereafter.	2013
Jeffrey D. Stephens	59	Director of Fresh Product Manufacturing of the Company to September 2010, Director of Manufacturing Operations to March 2013, Vice President thereafter.	2013
Casey D. Suarez, Sr.	55	District Manager of the Company to October 2010, Director of Warehousing to May 2014, Vice President thereafter.	2014
Steven B. Wellslager	48	Director of Information Systems of the Company to January 2013, Vice President thereafter.	2013
The terms of all officers expire in May 2015 or upon the election of their successors.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities

(a)	Market Information
The Company’s common stock is not traded on an established securities market. Therefore, substantially all transactions of the Company’s common stock have been among the Company, its employees, former employees, their families and the benefit plans established for the Company’s employees. The Company’s common stock is made available for sale only to the Company’s current employees and members of the Company’s Board of Directors through the Company’s Employee Stock Purchase Plan (ESPP) and Non-Employee Directors Stock Purchase Plan (Directors Plan) and to participants of the Company’s 401(k) Plan. In addition, common stock is provided to employees through the Employee Stock Ownership Plan (ESOP). The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, Directors Plan, 401(k) Plan and ESOP each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company. The Company serves as the registrar and stock transfer agent for its common stock.
Because there is no trading of the Company’s common stock on an established securities market, the market price of the Company’s common stock is determined by its Board of Directors. As part of the process to determine the stock value, an independent valuation is obtained. The process includes comparing the Company’s financial results to those of comparable companies that are publicly traded (comparable publicly traded companies). The purpose of the process is to determine a value for the Company’s common stock that is comparable to the stock value of comparable publicly traded companies by considering both the results of the stock market and the relative financial results of comparable publicly traded companies. The market prices for the Company’s common stock for 2014 and 2013 were as follows:

	2014	2013
January - February	$30.00	22.50
March - April	30.15	23.20
May - July	32.50	26.90
August - October	33.85	27.55
November - December	33.80	30.00

(b)	Approximate Number of Equity Security Holders
As of February 3, 2015, the approximate number of holders of the Company’s common stock was 166,000.

(c)	Dividends
On June 2, 2014 and December 1, 2014, the Company paid semiannual dividends on its common stock of $0.37 per share totaling $577.2 million for the year to stockholders of record as of the close of business April 30, 2014 and October 31, 2014, respectively. On June 3, 2013 and December 2, 2013, the Company paid semiannual dividends on its common stock of $0.35 per share or $547.3 million for the year. Payment of dividends is within the discretion of the Company’s Board of Directors and depends on, among other factors, net earnings, capital requirements and the financial condition of the Company. It is believed that comparable dividends will be paid in the future.

(d)	Purchases of Equity Securities by the Issuer
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended December 27, 2014 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 28, 2014 through November 1, 2014	362	$33.85	N/A	N/A
November 2, 2014 through November 29, 2014	2,392	33.80	N/A	N/A
November 30, 2014 through December 27, 2014	1,274	33.80	N/A	N/A
Total	4,028	$33.80	N/A	N/A

____________________________

(1)
Common stock is made available for sale only to the Company’s current employees and members of the Company’s Board of Directors through the Company’s ESPP and Directors Plan and to participants of the Company’s 401(k) Plan. In addition, common stock is provided to employees through the ESOP. The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, Directors Plan, 401(k) Plan and ESOP each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company.

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended December 27, 2014 required to be disclosed in the last two columns of the table.

(e)	Performance Graph
The following performance graph sets forth the Company’s cumulative total stockholder return during the five years ended December 27, 2014, compared to the cumulative total return on the S&P 500 Index and a custom Peer Group Index including retail food supermarket companies.(1) The Peer Group Index is weighted based on the various companies’ market capitalization. The comparison assumes $100 was invested at the end of 2009 in the Company’s common stock and in each of the related indices and assumes reinvestment of dividends.
The Company’s common stock is valued as of the end of each fiscal quarter. After the end of a quarter, however, shares continue to be traded at the prior valuation until the new valuation is received. The cumulative total return for the companies represented in the S&P 500 Index and the custom Peer Group Index is based on those companies’ calendar year end trading price. The following performance graph is based on the Company’s trading price at fiscal year end based on its market price as of the prior fiscal quarter. Due to the timing of the filing of this document with the Securities and Exchange Commission (SEC), a performance graph based on the fiscal year end valuation (market price as of March 1, 2015) is not presented below. Rather, for comparative purposes, a performance graph based on the fiscal year end valuation is provided in the 2015 Proxy Statement.
Comparison of Five-Year Cumulative Return Based Upon Year End Trading Price

		2009	2010	2011	2012	2013	2014
●	Publix	$100.00	124.81	130.12	150.63	205.80	237.04
▲	S&P 500	100.00	113.82	116.31	132.68	177.94	206.01
■	Peer Group (1)	100.00	101.29	104.03	99.46	155.04	202.64

___________________________
(1)Companies included in the Peer Group are Ahold, Delhaize Group, Kroger, Safeway, Supervalu and Weis Markets.

Item 6.   Selected Financial Data

	2014	2013	2012	2011(1)	2010
	(Amounts are in thousands, except per share amounts and number of supermarkets)
Sales:
Sales	$30,559,505	28,917,439	27,484,766	26,967,389	25,134,054
Percent change	5.7%	5.2%	1.9%	7.3%	3.3%
Comparable store sales percent change	5.4%	3.6%	2.2%	4.1%	2.3%
Earnings:
Gross profit (2)	$8,326,855	7,980,120	7,573,782	7,447,019	7,022,611
Earnings before income tax expense	$2,570,121	2,465,689	2,302,594	2,261,773	2,039,418
Net earnings	$1,735,308	1,653,954	1,552,255	1,491,966	1,338,147
Net earnings as a percent of sales	5.7%	5.7%	5.6%	5.5%	5.3%
Common stock:
Weighted average shares outstanding	778,708	780,188	782,553	784,815	786,378
Basic and diluted earnings per share	$2.23	2.12	1.98	1.90	1.70
Dividends per share	$0.74	0.70	0.89 (3)	0.53	0.46
Financial data:
Capital expenditures	$1,374,124	668,485	697,112	602,952	468,530
Working capital	$1,035,758	881,222	928,138	752,464	771,918
Current ratio	1.38	1.37	1.42	1.37	1.37
Total assets	$15,083,480	13,546,641	12,278,320	11,268,232	10,159,087
Long-term debt (including current portion)	$217,638	162,154	158,472	134,584	149,361
Common stock related to ESOP	$2,680,528	2,322,903	2,272,963	2,137,217	2,016,696
Total equity	$11,345,223	10,267,796	9,128,818	8,341,457	7,305,592
Supermarkets	1,095	1,079	1,069	1,046	1,034

____________________________

(1)	Fiscal year 2011 includes 53 weeks. All other years include 52 weeks.

(2)	Gross profit represents sales less cost of merchandise sold as reported in the consolidated statements of earnings.

(3)
The Company paid dividends on its common stock of $0.89 per share in 2012, which included an annual dividend of $0.59 per share paid in June 2012 and a semiannual dividend of $0.30 per share paid in December 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee and North Carolina. The Company has no other significant lines of business or industry segments. As of December 27, 2014, the Company operated 1,095 supermarkets including 760 located in Florida, 182 in Georgia, 58 in Alabama, 51 in South Carolina, 38 in Tennessee and six in North Carolina. In 2014, 32 supermarkets were opened (including 14 replacement supermarkets) and 138 supermarkets were remodeled. Sixteen supermarkets were closed during the period. During 2014, the Company opened 16 supermarkets in Florida, six in North Carolina, four in South Carolina, three in Alabama, two in Tennessee and one in Georgia. Replacement supermarkets opened in 2014 replaced 10 of the supermarkets closed during the same period. Four of the remaining supermarkets closed in 2014 will be replaced on site in subsequent periods and two supermarkets will not be replaced.
The Company’s revenues are earned and cash is generated as merchandise is sold to customers. Income is earned by selling merchandise at price levels that produce sales revenues in excess of the cost of merchandise sold and operating and administrative expenses. The Company has generally been able to increase revenues and net earnings from year to year. Further, the Company has been able to meet its cash requirements from internally generated funds without the need to generate cash through debt financing. The Company’s year end cash balances are impacted by capital expenditures, investment transactions, stock repurchases and dividend payments.
The Company sells a variety of merchandise to generate revenues. This merchandise includes grocery (including dairy, produce, deli, bakery, meat and seafood), health and beauty care, general merchandise and other products and services. Most of the Company’s supermarkets also have pharmacy and floral departments. Merchandise includes a mix of nationally advertised and private label brands as well as unbranded merchandise such as produce, meat and seafood. The Company’s private label brands play an important role in its merchandising strategy.
Operating Environment
The Company is engaged in the highly competitive retail food industry. The Company’s competitors include traditional supermarkets, such as national and regional supermarket chains and independent supermarkets, as well as nontraditional competitors, such as supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores, restaurants and convenience stores. The Company’s ability to attract and retain customers is based primarily on quality of goods and service, price, convenience, product mix and store location. In addition, the Company competes with other companies for additional retail site locations. The Company also competes with retailers as well as other labor market competitors in attracting and retaining quality employees. As a result of the highly competitive environment, traditional supermarkets, including the Company, face business challenges. There has been a trend in recent years for traditional supermarkets to lose market share to nontraditional competitors. The success of the Company, in particular its ability to retain its customers, depends on its ability to meet the business challenges created by this highly competitive environment.
In order to meet the competitive challenges facing the Company, management continues to focus on the Company’s core strategies, including customer service, product quality, shopping environment, competitive pricing and convenient locations. The Company has implemented several strategic business and technology initiatives as part of the execution of these core strategies. The Company believes these core strategies and related strategic initiatives differentiate it from its competition and present opportunities for sustained market share and financial growth.
Results of Operations
The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2014, 2013 and 2012 include 52 weeks.
Sales
Sales for 2014 were $30.6 billion as compared with $28.9 billion in 2013, an increase of $1,642.1 million or 5.7%. The increase in sales for 2014 as compared to 2013 was primarily due to a 5.4% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. Comparable store sales for 2014 increased primarily due to product cost inflation and increased customer counts resulting from a better economic climate.
Sales for 2013 were $28.9 billion as compared with $27.5 billion in 2012, an increase of $1,432.7 million or 5.2%. The increase in sales for 2013 as compared to 2012 was primarily due to a 3.6% increase in comparable store sales. Comparable store sales for 2013 increased primarily due to product cost inflation and increased customer counts resulting from a better economic climate.

Sales for 2012 were $27.5 billion as compared with $27.0 billion in 2011, an increase of $517.4 million or 1.9%. After excluding sales of $485.2 million for the extra week in 2011, the Company estimates that its sales increased $1,002.6 million or 3.8%. This increase is primarily due to a 2.2% increase in comparable store sales. Comparable store sales for 2012 increased primarily due to product cost inflation and increased customer counts resulting from a better, but still difficult, economic climate.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.2%, 27.6% and 27.6% in 2014, 2013 and 2012, respectively. Excluding the last-in, first-out (LIFO) reserve effect of $30.7 million, $14.8 million and $28.4 million in 2014, 2013 and 2012, respectively, gross profit as a percentage of sales would have been 27.3%, 27.6% and 27.7% in 2014, 2013 and 2012, respectively. After excluding the LIFO reserve effect, the decrease in gross profit as a percentage of sales for 2014 as compared with 2013 and for 2013 as compared with 2012 was primarily due to increases in promotional activity and product cost increases, some of which were not passed on to customers.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 20.2%, 20.4% and 20.5% in 2014, 2013 and 2012, respectively. The decrease in operating and administrative expenses as a percentage of sales for 2014 as compared with 2013 was primarily due to the adoption of the Accounting Standards Update (ASU) discussed in Recently Issued Accounting Standards below and decreases in rent as a percentage of sales due to the acquisition of shopping centers with the Company as the anchor tenant. The decrease in operating and administrative expenses as a percentage of sales for 2013 as compared with 2012 was primarily due to decreases in rent and utilities as a percentage of sales.
Investment income
Investment income was $143.9 million, $127.3 million and $88.4 million in 2014, 2013 and 2012, respectively. The increase in investment income for 2014 as compared with 2013 was primarily due to an increase in dividend income and realized gains on the sale of equity securities. The increase in investment income for 2013 as compared with 2012 was primarily due to an increase in realized gains on the sale of equity securities.
Income tax expense
The effective income tax rate was 32.5%, 32.9% and 32.6% in 2014, 2013 and 2012, respectively. The decrease in the effective income tax rate for 2014 as compared with 2013 was primarily due to an increase in qualified inventory donations and investment related tax credits partially offset by an increase in income tax expense due to the adoption of the ASU discussed in Recently Issued Accounting Standards below. The increase in the effective income tax rate for 2013 as compared with 2012 was primarily due to a decrease in dividends paid to ESOP participants due to the payment of the first semiannual dividend in 2012, as noted in Dividends below, partially offset by an increase in tax exempt investment income and investment related tax credits.
Net earnings
Net earnings were $1,735.3 million or $2.23 per share, $1,654.0 million or $2.12 per share and $1,552.3 million or $1.98 per share for 2014, 2013 and 2012, respectively. Net earnings as a percentage of sales were 5.7%, 5.7% and 5.6% for 2014, 2013 and 2012, respectively. Net earnings as a percentage of sales for 2014 as compared with 2013 remained unchanged. The increase in net earnings as a percentage of sales for 2013 as compared with 2012 was primarily due to the decrease in operating and administrative expenses, as noted above.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $6,638.2 million as of December 27, 2014, as compared with $6,293.4 million as of December 28, 2013. This increase is primarily due to the Company generating cash in excess of the amount needed for current operations.
Net cash provided by operating activities
Net cash provided by operating activities was $2,777.2 million for 2014, as compared with $2,567.3 million and $2,604.2 million for 2013 and 2012, respectively. The increase in net cash provided by operating activities for 2014 as compared with 2013 was primarily due to the increase in net earnings and the timing of payments for merchandise, partially offset by the timing of payments for income taxes. Net cash provided by operating activities for 2013 as compared with 2012 remained relatively unchanged. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.
Net cash used in investing activities
Net cash used in investing activities was $1,641.7 million for 2014, as compared with $1,721.5 million and $1,563.6 million for 2013 and 2012, respectively. The primary use of net cash in investing activities for 2014 was funding capital expenditures and net increases in investment securities. Capital expenditures for 2014 totaled $1,374.1 million. These expenditures were incurred in connection with the opening of 32 new supermarkets (including 14 replacement supermarkets) and remodeling 138 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, the construction of new warehouses, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. In 2014, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $307.8 million.
The primary use of net cash in investing activities for 2013 was funding capital expenditures and net increases in investment securities. Capital expenditures for 2013 totaled $668.5 million. These expenditures were incurred in connection with the opening of 22 new supermarkets (including seven replacement supermarkets) and remodeling 109 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, the construction of new warehouses, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. In 2013, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $1,074.4 million.
The primary use of net cash in investing activities for 2012 was funding capital expenditures and net increases in investment securities. Capital expenditures for 2012 totaled $697.1 million. These expenditures were incurred in connection with the opening of 31 new supermarkets (including 12 replacement supermarkets) and remodeling 113 supermarkets. Expenditures were also incurred for the expansion of warehouses, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. In 2012, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $871.9 million.
Capital expenditure projection
Capital expenditures expected to use cash in 2015 are approximately $1,300 million, primarily consisting of new supermarkets, remodeling existing supermarkets, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.

Net cash used in financing activities
Net cash used in financing activities was $1,029.9 million in 2014, as compared with $881.3 million and $1,070.1 million in 2013 and 2012, respectively. The increase in net cash used in financing activities for 2014 as compared with 2013 was primarily due to an increase in net common stock repurchases. Net common stock repurchases totaled $404.2 million in 2014, as compared with $321.3 million in 2013. The decrease in net cash used in financing activities for 2013 as compared with 2012 was primarily due to the Company paying dividends of $0.70 per share or $547.3 million in 2013 as compared with dividends of $0.89 per share or $698.7 million in 2012, as noted in Dividends below. Net common stock repurchases totaled $321.3 million in 2013, as compared with $354.4 million in 2012. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s ESPP, Directors Plan, 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid dividends on its common stock of $0.74 per share or $577.2 million, $0.70 per share or $547.3 million and $0.89 per share or $698.7 million in 2014, 2013 and 2012, respectively. Due to the growth of the Company’s dividend over the last several years, the Company decided in 2012 to begin paying a semiannual dividend rather than an annual dividend. To not delay any dividend payments to the Company’s stockholders, the first semiannual dividend of $0.30 per share or $234.1 million was paid on December 3, 2012. As a result, dividends paid in 2014 and 2013 were less than in 2012.
Cash requirements
In 2015, the cash requirements for current operations, capital expenditures, common stock repurchases and dividend payments are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

Contractual Obligations
Following is a summary of contractual obligations as of December 27, 2014:

	Payments Due by Period
	Total	2015	2016- 2017	2018- 2019	There- after
	(Amounts are in thousands)
Contractual obligations:
Operating leases (1)	$3,902,354	421,634	780,335	668,687	2,031,698
Purchase obligations (2)(3)(4)	1,906,378	983,246	281,277	183,285	458,570
Other long-term liabilities:
Self-insurance reserves (5)	364,366	151,153	95,570	40,873	76,770
Accrued postretirement benefit cost (6)	110,808	4,238	9,005	9,669	87,896
Long-term debt (7)	217,638	24,936	106,241	40,129	46,332
Other	83,702	39,761	24,606	1,430	17,905
Total	$6,585,246	1,624,968	1,297,034	944,073	2,719,171
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

(3)	As of December 27, 2014, the Company had $6.5 million outstanding in trade letters of credit and $5.0 million in standby letters of credit to support certain of these purchase obligations.

(4)
Purchase obligations include $948.2 million in real estate taxes, insurance and maintenance commitments related to operating leases. The actual amounts to be paid are variable and have been estimated based on current costs.

(5)	As of December 27, 2014, the Company had a restricted trust account in the amount of $169.2 million for the benefit of the Company’s insurance carrier related to self-insurance reserves.

(6)	For a more detailed description of the postretirement benefit obligations, refer to Note 5 Postretirement Benefits in the Notes to Consolidated Financial Statements.

(7)	For a more detailed description of the long-term debt obligations, refer to Note 4 Consolidation of Joint Ventures and Long-Term Debt in the Notes to Consolidated Financial Statements.

Recently Issued Accounting Standards
In January 2014, the Financial Accounting Standards Board (FASB) issued an ASU permitting companies to make an accounting policy election to account for qualified affordable housing investments using the proportional amortization method if certain criteria are met. Under this method, the investment is amortized in proportion to the tax credits received and the net investment performance is recognized in the statements of earnings as a component of income tax expense. This ASU is effective for reporting periods beginning after December 15, 2014 with early adoption permitted. The Company elected to adopt the ASU early. The cumulative effect of the change from adopting the ASU was recorded during the quarter ended March 29, 2014 as the effect on the quarter and prior periods was not material to the Company’s financial condition or results of operations.
In May 2014, the FASB issued an ASU on the recognition of revenue from contracts with customers. The ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This ASU is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The adoption of this ASU will not have an effect on the Company’s financial condition, results of operations or cash flows.
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
Inventories
Inventories are valued at the lower of cost or market. The cost for 84% of inventories was determined using the dollar value LIFO method as of December 27, 2014 and December 28, 2013. Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to each similar merchandise category’s ending retail value. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value manufactured, seasonal, certain perishable and other miscellaneous inventory items because of fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink.
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
Debt securities with unrealized losses are considered OTTI if the Company intends to sell the debt security or if the Company will be required to sell the debt security prior to any anticipated recovery. If the Company determines that a debt security is OTTI under these circumstances, the impairment recognized in earnings is measured as the difference between the amortized cost and the current fair value. A debt security is also determined to be OTTI if the Company does not expect to recover the amortized cost of the debt security. However, in this circumstance, if the Company does not intend to sell the debt security and will not be required to sell the debt security, the impairment recognized in earnings equals the estimated credit loss as measured by the difference between the present value of expected cash flows and the amortized cost of the debt security. Expected cash flows are discounted using the debt security’s effective interest rate. Debt securities held by the Company at year end primarily consisted of corporate, state and municipality issued bonds with high credit ratings; therefore, the Company believes the credit risk is low. The Company believes a 50 basis point increase in long-term interest rates would result in an immaterial unrealized loss on its debt securities. Since the Company does not intend to sell its debt securities or will likely not be required to sell its debt securities prior to any anticipated recovery, such a hypothetical temporary unrealized loss would impact comprehensive earnings, but not net earnings or cash flows.

Equity securities held by the Company are subject to equity price risk that results from fluctuations in quoted market prices as of the balance sheet date. Market price fluctuations may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. An equity security is determined to be OTTI if the Company does not expect to recover the cost of the equity security. A hypothetical decrease of 5% in the value of the Company’s equity securities would result in an immaterial decrease in the value of long-term investments.
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
The Company’s judgment regarding the existence of circumstances that indicate the potential impairment of an asset’s net book value is based on several factors, including the decision to close a supermarket or a decline in operating cash flows. The variability of these factors depends on a number of conditions, including uncertainty about future events and general economic conditions; therefore, the Company’s accounting estimates may change from period to period. These factors could cause the Company to conclude that a potential impairment exists, and the applicable impairment tests could result in a determination that the value of long-lived assets is impaired, resulting in a write-down of the long-lived assets. The Company attempts to select supermarket sites that will achieve the forecasted operating results. To the extent the Company’s assets are maintained in good condition and the forecasted operating results of the supermarkets are achieved, it is relatively unlikely that future assessments of recoverability would result in impairment charges that would have a material effect on the Company’s financial condition and results of operations. There were no material changes in the estimates or assumptions related to the impairment of long-lived assets in 2014.
Cost of Merchandise Sold
Cost of merchandise sold includes costs of inventory and costs related to in-store production. Cost of merchandise sold also includes inbound freight charges, purchasing and receiving costs, warehousing costs and other costs of the Company’s distribution network.
Vendor allowances and credits, including cooperative advertising fees, received from a vendor in connection with the purchase or promotion of the vendor’s products are recognized as a reduction of cost of merchandise sold as earned. These allowances and credits are recognized as earned in accordance with the underlying agreement with the vendor and completion of the earnings process. Short-term vendor agreements with advance payment provisions are recorded as a current liability and recognized over the appropriate period as earned according to the underlying agreements. Long-term vendor agreements with advance payment provisions are recorded as a noncurrent liability and recognized over the appropriate period as earned according to the underlying agreements.
Self-Insurance
The Company is self-insured for health care claims and property, plant and equipment losses. The Company has insurance coverage for losses in excess of self-insurance limits for fleet liability, general liability and workers’ compensation claims. Historically, it has been infrequent for incurred claims to exceed these self-insurance limits.
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

Forward-Looking Statements
From time to time, certain information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking information includes statements about the future performance of the Company, which is based on management’s assumptions and beliefs in light of the information currently available to them. When used, the words “plan,” “estimate,” “project,” “intend,” “believe” and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to, the following: competitive practices and pricing in the food and drug industries generally and particularly in the Company’s principal markets; results of programs to increase sales, including private label sales; results of programs to control or reduce costs; changes in buying, pricing and promotional practices; changes in shrink management; changes in the general economy; changes in consumer spending; changes in population, employment and job growth in the Company’s principal markets; and other factors affecting the Company’s business within or beyond the Company’s control. These factors include changes in the rate of inflation, changes in state and federal legislation or regulation, adverse determinations with respect to litigation or other claims, ability to recruit and retain employees, increases in operating costs including, but not limited to, labor costs, credit card fees and utility costs, particularly electric rates, ability to construct new supermarkets or complete remodels as rapidly as planned and stability of product costs. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. The Company assumes no obligation to publicly update these forward-looking statements.

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
Debt securities are subject to both interest rate risk and credit risk. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the debt security or if the Company will be required to sell the debt security prior to any anticipated recovery. If the Company determines that a debt security is OTTI under these circumstances, the impairment recognized in earnings is measured as the difference between the amortized cost and the current fair value. A debt security is also determined to be OTTI if the Company does not expect to recover the amortized cost of the debt security. However, in this circumstance, if the Company does not intend to sell the debt security and will not be required to sell the debt security, the impairment recognized in earnings equals the estimated credit loss as measured by the difference between the present value of expected cash flows and the amortized cost of the debt security. Expected cash flows are discounted using the debt security’s effective interest rate. Debt securities held by the Company at year end primarily consisted of corporate, state and municipality issued bonds with high credit ratings; therefore, the Company believes the credit risk is low. The Company believes a 50 basis point increase in long-term interest rates would result in an immaterial unrealized loss on its debt securities. Since the Company does not intend to sell its debt securities or will likely not be required to sell its debt securities prior to any anticipated recovery, such a hypothetical temporary unrealized loss would impact comprehensive earnings, but not net earnings or cash flows.
Equity securities held by the Company are subject to equity price risk that results from fluctuations in quoted market prices as of the balance sheet date. Market price fluctuations may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. An equity security is determined to be OTTI if the Company does not expect to recover the cost of the equity security. A hypothetical decrease of 5% in the value of the Company’s equity securities would result in an immaterial decrease in the value of long-term investments.

Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment and these criteria, management believes that the Company’s internal control over financial reporting was effective as of December 27, 2014.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule
Page
Report of Independent Registered Public Accounting Firm	21

Consolidated Financial Statements:

Consolidated Balance Sheets – December 27, 2014 and December 28, 2013	22

Consolidated Statements of Earnings – Years ended December 27, 2014, December 28, 2013 and December 29, 2012	24

Consolidated Statements of Comprehensive Earnings – Years ended December 27, 2014, December 28, 2013 and December 29, 2012	25

Consolidated Statements of Cash Flows – Years ended December 27, 2014, December 28, 2013 and December 29, 2012	26

Consolidated Statements of Stockholders’ Equity – Years ended December 27, 2014, December 28, 2013 and December 29, 2012	28

Notes to Consolidated Financial Statements	29

The following consolidated financial statement schedule of the Company for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 is submitted herewith:

Schedule II – Valuation and Qualifying Accounts	42

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Publix Super Markets, Inc.:
We have audited the accompanying consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries as of December 27, 2014 and December 28, 2013, and the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended December 27, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. and subsidiaries as of December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Tampa, Florida
March 2, 2015
Certified Public Accountants

PUBLIX SUPER MARKETS, INC.
Consolidated Balance Sheets
December 27, 2014 and
December 28, 2013

Assets	2014	2013
	(Amounts are in thousands)
Current assets:
Cash and cash equivalents	$407,493	301,868
Short-term investments	999,169	829,559
Trade receivables	549,443	540,156
Merchandise inventories	1,597,683	1,506,977
Deferred tax assets	71,142	55,761
Prepaid expenses	108,619	25,823
Total current assets	3,733,549	3,260,144
Long-term investments	5,231,561	5,161,927
Other noncurrent assets	395,428	319,818
Property, plant and equipment:
Land	936,185	716,071
Buildings and improvements	2,959,186	2,352,447
Furniture, fixtures and equipment	4,101,837	3,759,007
Leasehold improvements	1,514,200	1,438,871
Construction in progress	155,382	152,240
	9,666,790	8,418,636
Accumulated depreciation	(3,943,848)	(3,613,884)
Net property, plant and equipment	5,722,942	4,804,752
	$15,083,480	13,546,641

See accompanying notes to consolidated financial statements.

Liabilities and Equity	2014	2013
	(Amounts are in thousands, except par value)
Current liabilities:
Accounts payable	$1,538,108	1,383,134
Accrued expenses:
Contributions to retirement plans	477,154	448,339
Self-insurance reserves	151,153	150,860
Salaries and wages	120,372	116,116
Other	373,086	223,048
Current portion of long-term debt	24,936	37,509
Federal and state income taxes	12,982	19,916
Total current liabilities	2,697,791	2,378,922
Deferred tax liabilities	388,667	356,956
Self-insurance reserves	213,213	205,181
Accrued postretirement benefit cost	106,570	102,763
Long-term debt	192,702	124,645
Other noncurrent liabilities	139,314	110,378
Total liabilities	3,738,257	3,278,845
Common stock related to Employee Stock Ownership Plan (ESOP)	2,680,528	2,322,903
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued and outstanding 774,472 shares in 2014 and 776,721 shares in 2013	774,472	776,721
Additional paid-in capital	2,200,892	1,898,974
Retained earnings	8,218,340	7,454,448
Accumulated other comprehensive earnings	109,134	86,999
Common stock related to ESOP	(2,680,528)	(2,322,903)
Total stockholders’ equity	8,622,310	7,894,239
Noncontrolling interests	42,385	50,654
Total equity	11,345,223	10,267,796
Commitments and contingencies	—	—
	$15,083,480	13,546,641

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Earnings
Years ended December 27, 2014, December 28, 2013
and December 29, 2012

	2014	2013	2012
	(Amounts are in thousands, except per share amounts)
Revenues:
Sales	$30,559,505	28,917,439	27,484,766
Other operating income	242,961	230,079	222,006
Total revenues	30,802,466	29,147,518	27,706,772
Costs and expenses:
Cost of merchandise sold	22,232,650	20,937,319	19,910,984
Operating and administrative expenses	6,168,955	5,890,461	5,630,537
Total costs and expenses	28,401,605	26,827,780	25,541,521
Operating profit	2,400,861	2,319,738	2,165,251
Investment income	143,875	127,299	88,449
Other nonoperating income, net	25,385	18,652	48,894
Earnings before income tax expense	2,570,121	2,465,689	2,302,594
Income tax expense	834,813	811,735	750,339
Net earnings	$1,735,308	1,653,954	1,552,255
Weighted average shares outstanding	778,708	780,188	782,553
Basic and diluted earnings per share	$2.23	2.12	1.98

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Comprehensive Earnings
Years ended December 27, 2014, December 28, 2013
and December 29, 2012

	2014	2013	2012
	(Amounts are in thousands)
Net earnings	$1,735,308	1,653,954	1,552,255
Other comprehensive earnings:
Unrealized gain on available-for-sale (AFS) securities, net of tax effect of $37,133, $41,474 and $12,567 in 2014, 2013 and 2012, respectively	58,968	65,861	19,956
Reclassification adjustment for net realized gain on AFS securities, net of tax effect of $(22,571), $(18,458) and $(4,013) in 2014, 2013 and 2012, respectively	(35,842)	(29,311)	(6,373)
Adjustment to postretirement benefit plan obligation, net of tax effect of $(624), $7,658 and $(3,498) in 2014, 2013 and 2012, respectively	(991)	12,160	(5,555)
Comprehensive earnings	$1,757,443	1,702,664	1,560,283

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Cash Flows
Years ended December 27, 2014, December 28, 2013
and December 29, 2012

	2014	2013	2012
	(Amounts are in thousands)
Cash flows from operating activities:
Cash received from customers	$30,596,486	28,942,460	27,579,893
Cash paid to employees and suppliers	(27,045,219)	(25,673,800)	(24,279,245)
Income taxes paid	(895,758)	(789,721)	(785,147)
Self-insured claims paid	(317,441)	(321,060)	(293,359)
Dividends and interest received	222,134	205,923	182,025
Other operating cash receipts	235,642	222,178	214,022
Other operating cash payments	(18,612)	(18,677)	(13,982)
Net cash provided by operating activities	2,777,232	2,567,303	2,604,207
Cash flows from investing activities:
Payment for capital expenditures	(1,374,124)	(668,485)	(697,112)
Proceeds from sale of property, plant and equipment	40,222	21,360	5,503
Payment for investments	(1,839,814)	(2,442,298)	(1,882,223)
Proceeds from sale and maturity of investments	1,532,007	1,367,922	1,010,277
Net cash used in investing activities	(1,641,709)	(1,721,501)	(1,563,555)
Cash flows from financing activities:
Payment for acquisition of common stock	(688,339)	(563,470)	(551,816)
Proceeds from sale of common stock	284,105	242,211	197,448
Dividends paid	(577,227)	(547,287)	(698,652)
Repayments of long-term debt	(57,442)	(16,803)	(18,277)
Other, net	9,005	4,015	1,192
Net cash used in financing activities	(1,029,898)	(881,334)	(1,070,105)
Net increase (decrease) in cash and cash equivalents	105,625	(35,532)	(29,453)
Cash and cash equivalents at beginning of year	301,868	337,400	366,853
Cash and cash equivalents at end of year	$407,493	301,868	337,400

See accompanying notes to consolidated financial statements.

	2014	2013	2012
	(Amounts are in thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,735,308	1,653,954	1,552,255
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	513,393	501,689	493,239
Increase in LIFO reserve	30,743	14,787	28,419
Retirement contributions paid or payable in common stock	338,979	319,175	304,285
Deferred income taxes	2,392	1,061	7,002
Loss on disposal and impairment of property, plant and equipment	26,155	26,065	24,855
Gain on AFS securities	(58,413)	(47,769)	(10,386)
Net amortization of investments	137,533	133,422	108,300
Change in operating assets and liabilities providing (requiring) cash:
Trade receivables	(8,829)	(21,086)	22,517
Merchandise inventories	(121,449)	(112,397)	(76,077)
Prepaid expenses and other noncurrent assets	(4,210)	(1,757)	(3,374)
Accounts payable and accrued expenses	268,491	76,083	181,916
Self-insurance reserves	8,325	4,315	6,497
Federal and state income taxes	(86,910)	21,844	(41,153)
Other noncurrent liabilities	(4,276)	(2,083)	5,912
Total adjustments	1,041,924	913,349	1,051,952
Net cash provided by operating activities	$2,777,232	2,567,303	2,604,207

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Stockholders’ Equity
Years ended December 27, 2014, December 28, 2013
and December 29, 2012

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings	Common Stock Related to ESOP	Total Stock- holders’ Equity
	(Amounts are in thousands, except per share amounts)
Balances at December 31, 2011	$779,675	1,354,881	6,131,193	—	30,261	(2,137,217)	6,158,793
Comprehensive earnings	—	—	1,552,255	—	8,028	—	1,560,283
Dividends, $0.89 per share	—	—	(698,652)	—	—	—	(698,652)
Contribution of 12,451 shares to retirement plans	9,845	216,232	—	52,829	—	—	278,906
Acquisition of 24,889 shares from stockholders	—	—	—	(551,816)	—	—	(551,816)
Sale of 8,857 shares to stockholders	2,650	56,145	—	138,653	—	—	197,448
Retirement of 16,076 shares	(16,076)	—	(344,258)	360,334	—	—	—
Change for ESOP related shares	—	—	—	—	—	(135,746)	(135,746)
Balances at December 29, 2012	776,094	1,627,258	6,640,538	—	38,289	(2,272,963)	6,809,216
Comprehensive earnings	—	—	1,653,954	—	48,710	—	1,702,664
Dividends, $0.70 per share	—	—	(547,287)	—	—	—	(547,287)
Contribution of 12,967 shares to retirement plans	9,548	214,371	—	76,926	—	—	300,845
Acquisition of 21,602 shares from stockholders	—	—	—	(563,470)	—	—	(563,470)
Sale of 9,262 shares to stockholders	2,275	57,345	—	182,591	—	—	242,211
Retirement of 11,196 shares	(11,196)	—	(292,757)	303,953	—	—	—
Change for ESOP related shares	—	—	—	—	—	(49,940)	(49,940)
Balances at December 28, 2013	776,721	1,898,974	7,454,448	—	86,999	(2,322,903)	7,894,239
Comprehensive earnings	—	—	1,735,308	—	22,135	—	1,757,443
Dividends, $0.74 per share	—	—	(577,227)	—	—	—	(577,227)
Contribution of 10,272 shares to retirement plans	8,063	235,362	—	66,289	—	—	309,714
Acquisition of 21,356 shares from stockholders	—	—	—	(688,339)	—	—	(688,339)
Sale of 8,835 shares to stockholders	2,168	66,556	—	215,381	—	—	284,105
Retirement of 12,480 shares	(12,480)	—	(394,189)	406,669	—	—	—
Change for ESOP related shares	—	—	—	—	—	(357,625)	(357,625)
Balances at December 27, 2014	$774,472	2,200,892	8,218,340	—	109,134	(2,680,528)	8,622,310

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies

(a)	Business
Publix Super Markets, Inc. and its wholly owned subsidiaries (the Company) are in the primary business of operating retail food supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee and North Carolina. The Company was founded in 1930 and later merged into another corporation that was originally incorporated in 1921. The Company has no other significant lines of business or industry segments. See percentage of consolidated sales by merchandise category on page 1.

(b)	Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and certain joint ventures in which the Company has a controlling financial interest. All significant intercompany balances and transactions are eliminated in consolidation.

(c)	Fiscal Year
The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2014, 2013 and 2012 include 52 weeks.

(d)	Cash Equivalents
The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

(e)	Trade Receivables
Trade receivables primarily include amounts due from vendor allowances, debit and credit card sales and third party insurance pharmacy billings.

(f)	Inventories
Inventories are valued at the lower of cost or market. The cost for 84% of inventories was determined using the dollar value last-in, first-out (LIFO) method as of December 27, 2014 and December 28, 2013. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value manufactured, seasonal, certain perishable and other miscellaneous inventory items because of fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink. If the FIFO method of valuing inventories had been used by the Company to value all inventories, then inventories and current assets would have been higher than reported by $420,507,000 and $389,764,000 as of December 27, 2014 and December 28, 2013, respectively.

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
The Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use. These costs are capitalized and amortized over a three year life. The amounts capitalized were $11,903,000, $11,588,000 and $11,144,000 for 2014, 2013 and 2012, respectively.

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
The Company is self-insured for health care claims and property, plant and equipment losses. The Company has insurance coverage for losses in excess of self-insurance limits for fleet liability, general liability and workers’ compensation claims. Self-insurance reserves are established for health care, fleet liability, general liability and workers’ compensation claims. These reserves are determined based on actual claims experience and an estimate of claims incurred but not reported including, where necessary, actuarial studies. Actuarial projections of losses for general liability and workers’ compensation claims are discounted.

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

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

Vendor allowances and credits, including cooperative advertising allowances, received from a vendor in connection with the purchase or promotion of the vendor’s products are recognized as a reduction of cost of merchandise sold as earned. These allowances and credits are recognized as earned in accordance with the underlying agreement with the vendor and completion of the earnings process. Short-term vendor agreements with advance payment provisions are recorded as a current liability and recognized over the appropriate period as earned according to the underlying agreements. Long-term vendor agreements with advance payment provisions are recorded as a noncurrent liability and recognized over the appropriate period as earned according to the underlying agreements.
The amount of cooperative advertising allowances recognized as a reduction of cost of merchandise sold was $10,873,000, $11,155,000 and $9,190,000 for 2014, 2013 and 2012, respectively.

(q)	Advertising Costs
Advertising costs are expensed as incurred and were $232,499,000, $217,451,000 and $208,295,000 for 2014, 2013 and 2012, respectively.

(r)	Other Nonoperating Income, net
Other nonoperating income, net includes rent received from tenants in owned shopping centers, net of related expenses, and other miscellaneous nonoperating income.

(s)	Income Taxes
Deferred tax assets and liabilities are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The Company recognizes accrued interest and penalties related to income tax liabilities as a component of income tax expense. In 2014, the Company began accounting for qualified affordable housing investments using the proportional amortization method. Under this method, the investment is amortized in proportion to the tax credits received and the net investment performance is recorded as income tax expense. Amortization of these investments for 2014 totaled $24,762,000 and is recorded as income tax expense.

(t)	Common Stock and Earnings Per Share
Basic and diluted earnings per share are calculated by dividing net earnings by the weighted average shares outstanding. Basic and diluted earnings per share are the same because the Company does not have options or other stock compensation programs that impact the calculation of diluted earnings per share. All shares owned by the Employee Stock Ownership Plan (ESOP) are included in the earnings per share calculations. Dividends paid to the ESOP, as well as dividends on all other common stock shares, are reflected as a reduction of retained earnings. All common stock shares, including ESOP and 401(k) Plan shares, receive one vote per share and have the same dividend rights. The voting rights for ESOP shares allocated to participants’ accounts are passed through to the participants. The Trustee of the Company’s common stock in the 401(k) Plan votes the shares held in that plan.

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
Following is a summary of fair value measurements for AFS securities as of December 27, 2014 and December 28, 2013:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
December 27, 2014	$6,230,730	1,439,360	4,791,370	—
December 28, 2013	5,991,486	1,085,194	4,906,292	—

(3)    Investments
Following is a summary of AFS securities as of December 27, 2014 and December 28, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
2014
Tax exempt bonds	$3,205,647	17,460	4,011	3,219,096
Taxable bonds	1,569,828	3,005	4,592	1,568,241
Restricted investments	170,000	—	776	169,224
Equity securities	1,092,985	191,493	10,309	1,274,169
	$6,038,460	211,958	19,688	6,230,730
2013
Tax exempt bonds	$3,430,028	25,588	9,917	3,445,699
Taxable bonds	1,445,901	7,641	3,863	1,449,679
Restricted investments	170,000	—	86	169,914
Equity securities	790,975	139,119	3,900	926,194
	$5,836,904	172,348	17,766	5,991,486
Realized gains on sales of AFS securities totaled $61,390,000 for 2014. Realized losses on sales of AFS securities totaled $2,977,000 for 2014.
Realized gains on sales of AFS securities totaled $64,637,000 for 2013. Realized losses on sales of AFS securities totaled $16,868,000 for 2013.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

Realized gains on sales of AFS securities totaled $23,772,000 for 2012. Realized losses on sales of AFS securities totaled $13,386,000 for 2012.
The amortized cost and fair value of AFS securities by expected maturity as of December 27, 2014 and December 28, 2013 are as follows:

	2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Amounts are in thousands)
Due in one year or less	$996,674	999,169	824,780	829,559
Due after one year through five years	3,493,708	3,501,821	3,590,615	3,609,115
Due after five years through ten years	183,552	183,168	295,407	288,421
Due after ten years	101,541	103,179	165,127	168,283
	4,775,475	4,787,337	4,875,929	4,895,378
Restricted investments	170,000	169,224	170,000	169,914
Equity securities	1,092,985	1,274,169	790,975	926,194
	$6,038,460	6,230,730	5,836,904	5,991,486
Following is a summary of temporarily impaired AFS securities by the time period impaired as of December 27, 2014 and December 28, 2013:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
2014
Tax exempt bonds	$689,909	2,359	93,454	1,652	783,363	4,011
Taxable bonds	936,512	3,666	68,035	926	1,004,547	4,592
Restricted investments	169,224	776	—	—	169,224	776
Equity securities	107,352	8,373	6,229	1,936	113,581	10,309
Total temporarily impaired AFS securities	$1,902,997	15,174	167,718	4,514	2,070,715	19,688
2013
Tax exempt bonds	$502,304	6,710	106,985	3,207	609,289	9,917
Taxable bonds	535,233	3,347	19,367	516	554,600	3,863
Restricted investments	169,914	86	—	—	169,914	86
Equity securities	31,400	3,499	3,152	401	34,552	3,900
Total temporarily impaired AFS securities	$1,238,851	13,642	129,504	4,124	1,368,355	17,766
There are 313 AFS securities contributing to the total unrealized loss of $19,688,000 as of December 27, 2014. Unrealized losses related to debt securities are primarily due to interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily due to temporary equity market fluctuations that are expected to recover.

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
As of December 27, 2014, the carrying amounts of the assets and liabilities of the consolidated JVs were $149,745,000 and $62,867,000, respectively. As of December 28, 2013, the carrying amounts of the assets and liabilities of the consolidated JVs were $156,164,000 and $50,205,000, respectively. The assets are owned by, and the liabilities are obligations of, the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2014, 2013 and 2012 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. The Company assumed loans totaling $92,678,000 and $20,485,000 during 2014 and 2013, respectively. Maturities of JV loans range from June 2016 through August 2017 and have variable interest rates based on a LIBOR index plus basis points ranging from 175 basis points to 250 basis points. Maturities of assumed shopping center loans range from March 2015 through January 2027 and have fixed interest rates ranging from 4.0% to 7.5%.
As of December 27, 2014, the aggregate annual maturities and scheduled payments of long-term debt are as follows:

Year
(Amounts are in thousands)
2015	$24,936
2016	48,684
2017	57,557
2018	36,680
2019	3,449
Thereafter	46,332
$217,638

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

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

The Company made benefit payments to beneficiaries of retirees of $3,671,000, $3,769,000 and $3,785,000 during 2014, 2013 and 2012, respectively.
A reconciliation of the changes in the benefit obligation and fair value of plan assets and the unfunded status of the plan measured as of December 27, 2014 and December 28, 2013 is as follows:

	2014	2013
	(Amounts are in thousands)
Change in benefit obligation:
Benefit obligation as of beginning of year	$107,324	121,021
Service cost	50	114
Interest cost	4,939	4,521
Actuarial loss (gain)	2,166	(14,563)
Benefit payments	(3,671)	(3,769)
Benefit obligation as of end of year	110,808	107,324
Change in fair value of plan assets:
Fair value of plan assets as of beginning of year	—	—
Employer contributions	3,671	3,769
Benefit payments	(3,671)	(3,769)
Fair value of plan assets as of end of year	—	—
Unfunded status of the plan as of end of year	$110,808	107,324
Current liability	$4,238	4,561
Noncurrent liability	106,570	102,763
Total recognized liability	$110,808	107,324
The estimated future benefit payments are expected to be paid as follows:

Year
(Amounts are in thousands)
2015	$4,238
2016	4,418
2017	4,587
2018	4,751
2019	4,918
2020 through 2024	27,387
Thereafter	60,509
$110,808

Net periodic postretirement benefit cost consists of the following components:

	2014	2013	2012
	(Amounts are in thousands)
Service cost	$50	114	148
Interest cost	4,939	4,521	4,866
Amortization of actuarial loss	552	5,253	3,115
Net periodic postretirement benefit cost	$5,541	9,888	8,129

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
Following are the actuarial assumptions that were used in the calculation of the year end benefit obligation:

	2014	2013	2012
Discount rate	4.0%	4.7%	3.8%
Rate of compensation increase	4.0%	4.0%	4.0%
Following are the actuarial assumptions that were used in the calculation of the net periodic postretirement benefit cost:

	2014	2013	2012
Discount rate	4.7%	3.8%	4.6%
Rate of compensation increase	4.0%	4.0%	4.0%
The Company determined the discount rate using a yield curve methodology based on high quality bonds with a rating of AA or better.
(6)    Retirement Plans
The Company has a trusteed, noncontributory ESOP for the benefit of eligible employees. The Company recognizes an expense related to the Company’s discretionary contribution to the ESOP based on a percent of net earnings before taxes that is approved by the Board of Directors each year. ESOP contributions can be made in Company common stock or cash. Compensation expense recorded for contributions to this plan was $310,050,000, $292,075,000 and $278,529,000 for 2014, 2013 and 2012, respectively.
Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a 15-month period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $243,992,000 and $42,568,000 as of December 27, 2014 and December 28, 2013, respectively. The cost of the shares held by the ESOP totaled $2,436,536,000 and $2,280,335,000 as of December 27, 2014 and December 28, 2013, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $2,680,528,000 and $2,322,903,000 as of December 27, 2014 and December 28, 2013, respectively. The fair value of the shares held by the ESOP totaled $7,811,906,000 and $7,139,235,000 as of December 27, 2014 and December 28, 2013, respectively.
The Company has a 401(k) plan for the benefit of eligible employees. The 401(k) plan is a voluntary defined contribution plan. Eligible employees may contribute up to 10% of their eligible annual compensation, subject to the maximum contribution limits established by federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2014, 2013 and 2012, the Board of Directors approved a match of 50% of eligible annual contributions up to 3% of annual compensation, not to exceed a maximum match of $750 per employee. The match, which is determined as of the last day of the plan year and paid in the subsequent plan year, is in common stock of the Company. Compensation expense recorded for the Company’s match to the 401(k) plan was $28,475,000, $26,714,000 and $24,957,000 for 2014, 2013 and 2012, respectively.
The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(7)    Income Taxes
Total income taxes for 2014, 2013 and 2012 were allocated as follows:

	2014	2013	2012
	(Amounts are in thousands)
Earnings	$834,813	811,735	750,339
Other comprehensive earnings	13,938	30,674	5,056
	$848,751	842,409	755,395
The provision for income taxes consists of the following:

	Current	Deferred	Total
	(Amounts are in thousands)
2014
Federal	$754,187	2,021	756,208
State	78,234	371	78,605
	$832,421	2,392	834,813
2013
Federal	$725,463	(17)	725,446
State	85,211	1,078	86,289
	$810,674	1,061	811,735
2012
Federal	$654,715	9,861	664,576
State	88,622	(2,859)	85,763
	$743,337	7,002	750,339
A reconciliation of the provision for income taxes at the federal statutory tax rate of 35% to earnings before income taxes compared to the Company’s actual income tax expense is as follows:

	2014	2013	2012
	(Amounts are in thousands)
Federal tax at statutory tax rate	$899,542	862,991	805,908
State income taxes (net of federal tax benefit)	51,093	56,088	55,746
ESOP dividend	(61,270)	(59,561)	(76,900)
Other, net	(54,552)	(47,783)	(34,415)
	$834,813	811,735	750,339

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 27, 2014 and December 28, 2013 are as follows:

	2014	2013
	(Amounts are in thousands)
Deferred tax assets:
Self-insurance reserves	$120,965	118,276
Retirement plan contributions	55,673	53,299
Postretirement benefit cost	42,733	41,384
Reserves not currently deductible	23,326	11,760
Leases	21,374	22,890
Purchase allowances	16,717	10,303
Inventory capitalization	14,437	13,178
Other	1,533	1,323
Total deferred tax assets	$296,758	272,413
Deferred tax liabilities:
Property, plant and equipment, primarily due to depreciation	$528,469	507,308
Investment valuation	69,777	56,358
Other	16,037	9,942
Total deferred tax liabilities	$614,283	573,608
The Company expects the results of future operations and the reversal of deferred tax liabilities to generate sufficient taxable income to allow utilization of deferred tax assets; therefore, no valuation allowance has been recorded as of December 27, 2014 and December 28, 2013.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns as well as all open tax years in these jurisdictions. The periods subject to examination for the Company’s federal return are the 2010 through 2013 tax years, and the Internal Revenue Service is currently auditing the 2012 and 2013 tax years. The periods subject to examination for the Company’s state returns are the 2010 through 2013 tax years. The Company believes that the outcome of any examination will not have a material effect on its financial condition, results of operations or cash flows.
In 2014, the Company had $55,000,000 of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The Company had no unrecognized tax benefits in 2013.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(8)	Accumulated Other Comprehensive Earnings
A reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for 2014, 2013 and 2012 is as follows:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
Balances at December 31, 2011	$44,703	(14,442)	30,261
Unrealized gain on AFS securities	19,956	—	19,956
Net realized gain on AFS securities reclassified to investment income	(6,373)	—	(6,373)
Amortization of actuarial loss reclassified to operating and administrative expenses	—	(5,555)	(5,555)
Net other comprehensive earnings	13,583	(5,555)	8,028
Balances at December 29, 2012	58,286	(19,997)	38,289
Unrealized gain on AFS securities	65,861	—	65,861
Net realized gain on AFS securities reclassified to investment income	(29,311)	—	(29,311)
Amortization of actuarial gain reclassified to operating and administrative expenses	—	12,160	12,160
Net other comprehensive earnings	36,550	12,160	48,710
Balances at December 28, 2013	94,836	(7,837)	86,999
Unrealized gain on AFS securities	58,968	—	58,968
Net realized gain on AFS securities reclassified to investment income	(35,842)	—	(35,842)
Amortization of actuarial loss reclassified to operating and administrative expenses	—	(991)	(991)
Net other comprehensive earnings	23,126	(991)	22,135
Balances at December 27, 2014	$117,962	(8,828)	109,134

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(9)    Commitments and Contingencies
(a)Operating Leases
The Company conducts a major portion of its retail operations from leased premises. Initial terms of the leases are typically 20 years, followed by renewal options at five year intervals, and may include rent escalation clauses. Minimum rentals represent fixed lease obligations, including insurance and maintenance to the extent they are fixed in the lease. Contingent rentals represent variable lease obligations, including real estate taxes, insurance, maintenance and, for certain premises, additional rentals based on a percentage of sales in excess of stipulated minimums (excess rent). The payment of variable real estate taxes, insurance and maintenance is generally based on the Company’s pro-rata share of total shopping center square footage. The Company recognizes rent expense for operating leases with rent escalation clauses on a straight-line basis over the applicable lease term. The Company estimates excess rent, where applicable, based on annual sales projections and uses the straight-line method to amortize this cost to rent expense. The annual sales projections are reviewed periodically and adjusted if necessary. Additionally, the Company has operating leases for certain transportation and other equipment.
Total rental expense for 2014, 2013 and 2012 is as follows:

	2014	2013	2012
	(Amounts are in thousands)
Minimum rentals	$439,525	429,755	432,450
Contingent rentals	118,839	116,445	112,819
Sublease rental income	(4,867)	(4,820)	(4,564)
	$553,497	541,380	540,705
As of December 27, 2014, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:

Year	Minimum Rental Commitments	Sublease Rental Income	Net
	(Amounts are in thousands)
2015	$426,275	4,641	421,634
2016	406,077	3,438	402,639
2017	380,905	3,209	377,696
2018	352,484	2,910	349,574
2019	321,588	2,475	319,113
Thereafter	2,033,987	2,289	2,031,698
	$3,921,316	18,962	3,902,354
The Company also owns shopping centers which are leased to tenants for minimum monthly rentals plus, in certain instances, contingent rentals. Minimum rentals represent fixed lease obligations, including insurance and maintenance. Contingent rentals represent variable lease obligations, including real estate taxes, insurance, maintenance and, for certain premises, excess rent. Rental income was $63,026,000, $47,056,000 and $40,367,000 for 2014, 2013 and 2012, respectively.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

As of December 27, 2014, future minimum rental payments to be received for all noncancelable operating leases are as follows:

Year
(Amounts are in thousands)
2015	$60,168
2016	50,630
2017	41,142
2018	30,754
2019	20,623
Thereafter	87,698
$291,015

(b)Letters of Credit
As of December 27, 2014, the Company had $6,492,000 outstanding in trade letters of credit and $4,993,000 in standby letters of credit to support certain purchase obligations.
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

(10)    Quarterly Information (unaudited)
Following is a summary of the quarterly results of operations for 2014 and 2013. All quarters have 13 weeks.

	Quarter
	First	Second	Third	Fourth
	(Amounts are in thousands, except per share amounts)
2014
Revenues	$7,875,702	7,564,660	7,437,109	7,924,995
Costs and expenses	7,168,648	7,003,741	6,919,123	7,310,093
Net earnings	493,706	404,060	384,218	453,324
Basic and diluted earnings per share	0.63	0.52	0.49	0.58
2013
Revenues	$7,559,054	7,096,675	7,077,528	7,414,261
Costs and expenses	6,874,363	6,523,255	6,574,650	6,855,512
Net earnings	471,253	400,882	359,867	421,952
Basic and diluted earnings per share	0.61	0.51	0.46	0.54

Schedule II
PUBLIX SUPER MARKETS, INC.
Valuation and Qualifying Accounts
Years ended December 27, 2014, December 28, 2013
and December 29, 2012

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions From Reserves	Balance at End of Year
	(Amounts are in thousands)
Year Ended December 27, 2014
Reserves not deducted from assets:
Self-insurance reserves:
Current	$150,860	317,734	317,441	151,153
Noncurrent	205,181	8,032	—	213,213
	$356,041	325,766	317,441	364,366
Year Ended December 28, 2013
Reserves not deducted from assets:
Self-insurance reserves:
Current	$138,998	332,922	321,060	150,860
Noncurrent	212,728	—	7,547	205,181
	$351,726	332,922	328,607	356,041
Year Ended December 29, 2012
Reserves not deducted from assets:
Self-insurance reserves:
Current	$125,569	306,788	293,359	138,998
Noncurrent	219,660	—	6,932	212,728
	$345,229	306,788	300,291	351,726

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 27, 2014 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
Internal Control over Financial Reporting
Management’s report on the Company’s internal control over financial reporting is included on page 19 of this report.
Item 9B. Other Information
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning the executive officers of the Company is set forth on page 5. All other information regarding this item is incorporated by reference from the Proxy Statement of the Company (2015 Proxy Statement), which the Company intends to file no later than 120 days after its fiscal year end.
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
Item 11. Executive Compensation
Information regarding executive compensation is incorporated by reference from the 2015 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the 2015 Proxy Statement.
Item 13. Certain Relationships, Related Transactions and Director Independence
Information regarding certain relationships, related transactions and director independence is incorporated by reference from the 2015 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information regarding principal accounting fees and services is incorporated by reference from the 2015 Proxy Statement.

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
10
Indemnification Agreement is incorporated by reference to the form attached as an exhibit to the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2001, between the Company and all of its directors and officers as reported in the Company’s Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K for the periods ended March 31, 2001, June 30, 2001, September 29, 2001, June 29, 2002, December 28, 2002, September 27, 2003, December 27, 2003, March 27, 2004, May 18, 2005, July 1, 2005, January 30, 2006, January 30, 2008, December 22, 2008, April 14, 2009, January 1, 2011, January 4, 2013, April 1, 2013, April 16, 2013, April 1, 2014 and May 3, 2014.

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
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 27, 2014, is formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Earnings, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

March 2, 2015	By:	/s/ John A. Attaway, Jr.
John A. Attaway, Jr.
Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carol Jenkins Barnett	Director	March 2, 2015
Carol Jenkins Barnett

/s/ Hoyt R. Barnett	Vice Chairman and Director	March 2, 2015
Hoyt R. Barnett

/s/ William E. Crenshaw	Chief Executive Officer and Director	March 2, 2015
William E. Crenshaw	(Principal Executive Officer)

/s/ Jane B. Finley	Director	March 2, 2015
Jane B. Finley

/s/ Sherrill W. Hudson	Director	March 2, 2015
Sherrill W. Hudson

/s/ Charles H. Jenkins, Jr.	Chairman of the Board and Director	March 2, 2015
Charles H. Jenkins, Jr.

/s/ Howard M. Jenkins	Director	March 2, 2015
Howard M. Jenkins

/s/ Stephen M. Knopik	Director	March 2, 2015
Stephen M. Knopik

/s/ Maria A. Sastre	Director	March 2, 2015
Maria A. Sastre

/s/ David P. Phillips	Chief Financial Officer and Treasurer	March 2, 2015
David P. Phillips	(Principal Financial and Accounting Officer)