Form 10-Q
period 2015-03-28
PUBLIX SUPER MARKETS INC
filed 2015-05-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015
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
Yes                 No     X
The number of shares of the Registrant’s common stock outstanding as of April 17, 2015 was 777,972,000.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)

	March 28, 2015	December 27, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$455,751	407,493
Short-term investments	1,055,958	999,169
Trade receivables	594,071	549,443
Merchandise inventories	1,612,344	1,597,683
Deferred tax assets	74,529	71,142
Prepaid expenses	40,094	108,619
Total current assets	3,832,747	3,733,549
Long-term investments	5,843,613	5,231,561
Other noncurrent assets	390,307	395,428
Property, plant and equipment	9,880,528	9,666,790
Accumulated depreciation	(4,041,258)	(3,943,848)
Net property, plant and equipment	5,839,270	5,722,942
	$15,905,937	15,083,480
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,642,287	1,538,108
Accrued expenses:
Contribution to retirement plans	251,576	477,154
Self-insurance reserves	149,489	151,153
Salaries and wages	173,463	120,372
Dividends payable	305,486	—
Other	381,611	373,086
Current portion of long-term debt	36,145	24,936
Federal and state income taxes	211,938	12,982
Total current liabilities	3,151,995	2,697,791
Deferred tax liabilities	362,924	388,667
Self-insurance reserves	215,945	213,213
Accrued postretirement benefit cost	106,910	106,570
Long-term debt	209,039	192,702
Other noncurrent liabilities	130,171	139,314
Total liabilities	4,176,984	3,738,257
Common stock related to Employee Stock Ownership Plan (ESOP)	3,095,090	2,680,528
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 782,252 shares in 2015 and 774,472 shares in 2014	782,252	774,472
Additional paid-in capital	2,509,382	2,200,892
Retained earnings	8,463,892	8,218,340
Treasury stock at cost, 4,239 shares in 2015	(165,535)	—
Accumulated other comprehensive earnings	96,634	109,134
Common stock related to ESOP	(3,095,090)	(2,680,528)
Total stockholders’ equity	8,591,535	8,622,310
Noncontrolling interests	42,328	42,385
Total equity	11,728,953	11,345,223
	$15,905,937	15,083,480

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Three Months Ended
	March 28, 2015	March 29, 2014
	(Unaudited)
Revenues:
Sales	$8,349,317	7,814,740
Other operating income	63,428	60,962
Total revenues	8,412,745	7,875,702
Costs and expenses:
Cost of merchandise sold	6,001,231	5,610,868
Operating and administrative expenses	1,637,720	1,557,780
Total costs and expenses	7,638,951	7,168,648
Operating profit	773,794	707,054
Investment income	35,764	25,628
Other nonoperating income, net	7,649	7,493
Earnings before income tax expense	817,207	740,175
Income tax expense	268,289	246,469
Net earnings	$548,918	493,706
Weighted average shares outstanding	775,297	777,979
Basic and diluted earnings per share	$0.71	0.63
Dividends declared per common share	$0.39	0.37

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Three Months Ended
	March 28, 2015	March 29, 2014
	(Unaudited)
Net earnings	$548,918	493,706
Other comprehensive earnings:
Unrealized (loss) gain on available-for-sale (AFS) securities net of income taxes of $(2,022) and $7,502 in 2015 and 2014, respectively	(3,212)	11,913
Reclassification adjustment for net realized gain on AFS securities net of income taxes of $(5,941) and $(2,165) in 2015 and 2014, respectively	(9,433)	(3,437)
Adjustment to postretirement benefit plan obligation net of income taxes of $91 and $53 in 2015 and 2014, respectively	145	84
Comprehensive earnings	$536,418	502,266

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Three Months Ended
	March 28, 2015	March 29, 2014
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$8,320,290	7,819,033
Cash paid to employees and suppliers	(7,226,004)	(6,739,340)
Income taxes paid	(6,145)	(30,979)
Self-insured claims paid	(61,937)	(70,227)
Dividends and interest received	52,067	50,906
Other operating cash receipts	61,780	59,147
Other operating cash payments	(4,663)	(3,793)
Net cash provided by operating activities	1,135,388	1,084,747
Cash flows from investing activities:
Payment for capital expenditures	(221,571)	(205,145)
Proceeds from sale of property, plant and equipment	640	2,398
Payment for investments	(929,244)	(754,707)
Proceeds from sale and maturity of investments	249,139	253,400
Net cash used in investing activities	(901,036)	(704,054)
Cash flows from financing activities:
Payment for acquisition of common stock	(277,730)	(202,995)
Proceeds from sale of common stock	95,906	94,851
Repayment of long-term debt	(8,698)	(5,464)
Other, net	4,428	(808)
Net cash used in financing activities	(186,094)	(114,416)
Net increase in cash and cash equivalents	48,258	266,277
Cash and cash equivalents at beginning of period	407,493	301,868
Cash and cash equivalents at end of period	$455,751	568,145

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts are in thousands)

	Three Months Ended
	March 28, 2015	March 29, 2014
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$548,918	493,706
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	134,073	130,459
Increase in LIFO reserve	9,989	9,357
Retirement contributions paid or payable in common stock	107,102	95,399
Deferred income taxes	(21,258)	(31,429)
Loss on disposal and impairment of property, plant and equipment	8,312	9,513
Gain on AFS securities	(15,374)	(5,602)
Net amortization of investments	33,773	35,408
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(44,430)	(12,524)
Merchandise inventories	(24,650)	(3,566)
Prepaid expenses and other noncurrent assets	(12,101)	(9,360)
Accounts payable and accrued expenses	131,079	138,690
Self-insurance reserves	1,068	223
Federal and state income taxes	278,932	235,398
Other noncurrent liabilities	(45)	(925)
Total adjustments	586,470	591,041
Net cash provided by operating activities	$1,135,388	1,084,747

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three months ended March 28, 2015 are not necessarily indicative of the results for the entire 2015 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014.
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
Certain 2014 amounts have been reclassified to conform with the 2015 presentation in the condensed consolidated statements of cash flows.

(2)	Recently Issued Accounting Standards
In January 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) permitting companies to make an accounting policy election to account for qualified affordable housing investments using the proportional amortization method if certain criteria are met. Under this method, the investment is amortized in proportion to the tax credits received and the net investment performance is recognized in the statements of earnings as a component of income tax expense. This ASU is effective for reporting periods beginning after December 15, 2014 with early adoption permitted. The Company elected to adopt the ASU early. The cumulative effect of the change from adopting the ASU was recorded during the quarter ended March 29, 2014 as the effect on that quarter and prior periods was not material to the Company’s financial condition or results of operations.
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

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of fair value measurements for AFS securities as of March 28, 2015 and December 27, 2014:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
March 28, 2015	$6,899,571	1,685,435	5,214,136	—
December 27, 2014	6,230,730	1,439,360	4,791,370	—

(4)	Investments
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
Declines in the value of AFS securities determined to be OTTI are recognized in earnings and reported as OTTI losses. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the debt security or if the Company will be required to sell the debt security prior to any anticipated recovery. If the Company determines that a debt security is OTTI under these circumstances, the impairment recognized in earnings is measured as the difference between the amortized cost and the current fair value. A debt security is also determined to be OTTI if the Company does not expect to recover the amortized cost of the debt security. However, in this circumstance, if the Company does not intend to sell the debt security and will not be required to sell the debt security, the impairment recognized in earnings equals the estimated credit loss as measured by the difference between the present value of expected cash flows and the amortized cost of the debt security. Expected cash flows are discounted using the debt security’s effective interest rate. An equity security is determined to be OTTI if the Company does not expect to recover the cost of the equity security. Declines in the value of AFS securities determined to be temporary are reported net of income taxes as other comprehensive losses and included as a component of stockholders’ equity.
Interest and dividend income, amortization of premiums, accretion of discounts and realized gains and losses on AFS securities are included in investment income. Interest income is accrued as earned. Dividend income is recognized as income on the ex-dividend date of the equity security. The cost of AFS securities sold is based on the first-in, first-out method.
Following is a summary of AFS securities as of March 28, 2015 and December 27, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
March 28, 2015
Tax exempt bonds	$3,358,175	18,210	3,638	3,372,747
Taxable bonds	1,923,064	5,736	1,673	1,927,127
Restricted investments	170,000	—	1,121	168,879
Equity securities	1,276,670	165,798	11,650	1,430,818
	$6,727,909	189,744	18,082	6,899,571
December 27, 2014
Tax exempt bonds	$3,205,647	17,460	4,011	3,219,096
Taxable bonds	1,569,828	3,005	4,592	1,568,241
Restricted investments	170,000	—	776	169,224
Equity securities	1,092,985	191,493	10,309	1,274,169
	$6,038,460	211,958	19,688	6,230,730
Realized gains on sales of AFS securities totaled $16,266,000 for the three months ended March 28, 2015. Realized losses on sales of AFS securities totaled $892,000 for the three months ended March 28, 2015.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Realized gains on sales of AFS securities totaled $6,173,000 for the three months ended March 29, 2014. Realized losses on sales of AFS securities totaled $571,000 for the three months ended March 29, 2014.
The amortized cost and fair value of AFS securities by expected maturity as of March 28, 2015 and December 27, 2014 are as follows:

	March 28, 2015		December 27, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$1,053,686	1,055,958	996,674	999,169
Due after one year through five years	3,866,476	3,881,250	3,493,708	3,501,821
Due after five years through ten years	264,836	264,805	183,552	183,168
Due after ten years	96,241	97,861	101,541	103,179
	5,281,239	5,299,874	4,775,475	4,787,337
Restricted investments	170,000	168,879	170,000	169,224
Equity securities	1,276,670	1,430,818	1,092,985	1,274,169
	$6,727,909	6,899,571	6,038,460	6,230,730
Following is a summary of temporarily impaired AFS securities by the time period impaired as of March 28, 2015 and December 27, 2014:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
March 28, 2015
Tax exempt bonds	$602,522	2,696	82,148	942	684,670	3,638
Taxable bonds	522,279	1,250	69,398	423	591,677	1,673
Restricted investments	168,879	1,121	—	—	168,879	1,121
Equity securities	113,280	9,330	7,789	2,320	121,069	11,650
Total temporarily impaired AFS securities	$1,406,960	14,397	159,335	3,685	1,566,295	18,082
December 27, 2014
Tax exempt bonds	$689,909	2,359	93,454	1,652	783,363	4,011
Taxable bonds	936,512	3,666	68,035	926	1,004,547	4,592
Restricted investments	169,224	776	—	—	169,224	776
Equity securities	107,352	8,373	6,229	1,936	113,581	10,309
Total temporarily impaired AFS securities	$1,902,997	15,174	167,718	4,514	2,070,715	19,688
There are 252 AFS securities issues contributing to the total unrealized loss of $18,082,000 as of March 28, 2015. Unrealized losses related to debt securities are primarily due to interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily due to temporary equity market fluctuations that are expected to recover.

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
As of March 28, 2015, the carrying amounts of the assets and liabilities of the consolidated JVs were $155,374,000 and $68,241,000, respectively. As of December 27, 2014, the carrying amounts of the assets and liabilities of the consolidated JVs were $149,745,000 and $62,867,000, respectively. The assets are owned by, and the liabilities are obligations of, the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2015 and 2014 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. The Company assumed loans totaling $31,759,000 during the three months ended March 28, 2015. The Company assumed loans totaling $13,335,000 during the three months ended March 29, 2014. Maturities of JV loans range from June 2016 through August 2017 and have variable interest rates based on a LIBOR index plus 175 to 250 basis points. Maturities of assumed shopping center loans range from May 2015 through January 2027 and have fixed interest rates ranging from 4.0% to 7.5%.

(6)	Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a 15-month period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $462,008,000 and $243,992,000 as of March 28, 2015 and December 27, 2014, respectively. The cost of the shares held by the ESOP totaled $2,633,082,000 and $2,436,536,000 as of March 28, 2015 and December 27, 2014, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $3,095,090,000 and $2,680,528,000 as of March 28, 2015 and December 27, 2014, respectively. The fair value of the shares held by the ESOP totaled $8,985,297,000 and $7,811,906,000 as of March 28, 2015 and December 27, 2014, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Accumulated Other Comprehensive Earnings
A reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for the three months ended March 28, 2015 and March 29, 2014 is as follows:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2015
Balances at December 27, 2014	$117,962	(8,828)	109,134
Unrealized loss on AFS securities	(3,212)	—	(3,212)
Net realized gain on AFS securities reclassified to investment income	(9,433)	—	(9,433)
Amortization of actuarial losses reclassified to operating and administrative expenses	—	145	145
Net other comprehensive (losses) earnings	(12,645)	145	(12,500)
Balances at March 28, 2015	$105,317	(8,683)	96,634

2014
Balances at December 28, 2013	$94,836	(7,837)	86,999
Unrealized gain on AFS securities	11,913	—	11,913
Net realized gain on AFS securities reclassified to investment income	(3,437)	—	(3,437)
Amortization of actuarial losses reclassified to operating and administrative expenses	—	84	84
Net other comprehensive earnings	8,476	84	8,560
Balances at March 29, 2014	$103,312	(7,753)	95,559

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee and North Carolina. As of March 28, 2015, the Company operated 1,098 supermarkets. For the three months ended March 28, 2015, six supermarkets were opened (including two replacement supermarkets) and 29 supermarkets were remodeled. Three supermarkets were closed during the period. Replacement supermarkets that opened during the three months ended March 28, 2015 replaced one of the supermarkets closed during the same period and one supermarket closed in 2014 that was replaced on site. The two remaining supermarkets closed during the three months ended March 28, 2015 will be replaced on site in subsequent periods. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Results of Operations
Sales
Sales for the three months ended March 28, 2015 were $8.3 billion as compared with $7.8 billion for the three months ended March 29, 2014, an increase of $534.6 million or 6.8%. The increase in sales for the three months ended March 28, 2015 as compared with the three months ended March 29, 2014 was primarily due to a 5.3% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are not considered comparable store sales since the replacement period for the supermarket is generally 9 to 12 months. Comparable store sales for the three months ended March 28, 2015 increased primarily due to product cost inflation and increased customer counts resulting from a better economic climate.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 28.1% and 28.2% for the three months ended March 28, 2015 and March 29, 2014, respectively. Gross profit as a percentage of sales for the three months ended March 28, 2015 as compared with the three months ended March 29, 2014 remained relatively unchanged.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 19.6% and 19.9% for the three months ended March 28, 2015 and March 29, 2014, respectively. The decrease in operating and administrative expenses as a percentage of sales for the three months ended March 28, 2015 as compared with the three months ended March 29, 2014 was primarily due to a decrease in rent as a percentage of sales due to the acquisition of shopping centers with the Company as the anchor tenant.
Investment income
Investment income was $35.8 million and $25.6 million for the three months ended March 28, 2015 and March 29, 2014, respectively. The increase in investment income for the three months ended March 28, 2015 as compared with the three months ended March 29, 2014 was primarily due to an increase in net realized gains on AFS securities.
Income tax expense
The effective income tax rate was 32.8% and 33.3% for the three months ended March 28, 2015 and March 29, 2014, respectively. The decrease in the effective income tax rate for the three months ended March 28, 2015 as compared with the three months ended March 29, 2014 was primarily due to a decrease in qualified affordable housing investment amortization due to the adoption of the ASU in the prior year as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements.
Net earnings
Net earnings were $548.9 million or $0.71 per share and $493.7 million or $0.63 per share for the three months ended March 28, 2015 and March 29, 2014, respectively. Net earnings as a percentage of sales were 6.6% and 6.3% for the three months ended March 28, 2015 and March 29, 2014, respectively. The increase in net earnings as a percentage of sales for the three months ended March 28, 2015 as compared with the three months ended March 29, 2014 was primarily due to the decrease in operating and administrative expenses as a percentage of sales, as noted above.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $7,355.3 million as of March 28, 2015, as compared with $6,638.2 million as of December 27, 2014. This increase is primarily due to the timing of income tax payments and the Company generating cash in excess of the amount needed for current operations.
Net cash provided by operating activities
Net cash provided by operating activities was $1,135.4 million for the three months ended March 28, 2015, as compared with $1,084.7 million for the three months ended March 29, 2014. The increase in net cash provided by operating activities for the three months ended March 28, 2015 as compared with the three months ended March 29, 2014 was primarily due to the increase in net earnings. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.
Net cash used in investing activities
Net cash used in investing activities was $901.0 million for the three months ended March 28, 2015, as compared with $704.1 million for the three months ended March 29, 2014. For the three months ended March 28, 2015, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $221.6 million. These expenditures were incurred in connection with the opening of six new supermarkets (including two replacement supermarkets) and remodeling 29 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. For the three months ended March 28, 2015, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $680.1 million.
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
Capital expenditures projection
Capital expenditures for the remainder of 2015 are expected to be approximately $1,078 million, primarily consisting of new supermarkets, remodeling existing supermarkets, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
Net cash used in financing activities
Net cash used in financing activities was $186.1 million for the three months ended March 28, 2015, as compared with $114.4 million for the three months ended March 29, 2014. The primary use of net cash in financing activities was funding net common stock repurchases. Net common stock repurchases totaled $181.8 million for the three months ended March 28, 2015, as compared with $108.1 million for the three months ended March 29, 2014. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends
On March 6, 2015, the Company declared a semiannual dividend on its common stock of $0.39 per share or $303.4 million, payable on June 1, 2015 to stockholders of record as of the close of business April 30, 2015.
On June 2, 2014, the Company paid a semiannual dividend on its common stock of $0.37 per share or $289.8 million to stockholders of record as of the close of business April 30, 2014. On December 1, 2014, the Company paid a semiannual dividend on its common stock of $0.37 per share or $287.4 million to stockholders of record as of the close of business October 31, 2014.
Cash requirements
In 2015, the cash requirements for current operations, capital expenditures, net common stock repurchases and dividend payments are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.
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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended December 27, 2014.
Item 4.    Controls and Procedures
As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
As reported in the Company’s Form 10-K for the year ended December 27, 2014, the Company is subject from time to time to various lawsuits, claims and charges arising in the normal course of business. The Company believes its recorded reserves are adequate in light of the probable and estimable liabilities. The estimated amount of reasonably possible losses for lawsuits, claims and charges, individually and in the aggregate, is considered to be immaterial. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Item 1A.    Risk Factors
There have been no material changes in the risk factors from those disclosed in the Company’s Form 10-K for the year ended December 27, 2014.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended March 28, 2015 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 28, 2014 through January 31, 2015	1,401	$33.80	N/A	N/A
February 1, 2015 through February 28, 2015	1,224	33.80	N/A	N/A
March 1, 2015 through March 28, 2015	4,840	39.05	N/A	N/A
Total	7,465	$37.20	N/A	N/A

(1)
Common stock is made available for sale to the Company’s current employees and members of the Company’s Board of Directors through the Company’s ESPP and Directors Plan and to participants of the Company’s 401(k) Plan. In addition, common stock is provided to employees through the ESOP. The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, Directors Plan, 401(k) Plan and ESOP each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company.

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended March 28, 2015 required to be disclosed in the last two columns of the table.

Item 3.    Defaults Upon Senior Securities
Not Applicable
Item 4.    Mine Safety Disclosures
Not Applicable

Item 5.    Other Information
Not Applicable
Item 6.    Exhibits
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2015, is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date:	May 1, 2015	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date:	May 1, 2015	/s/ David P. Phillips
David P. Phillips, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)