Form 10-Q
period 2015-06-27
PUBLIX SUPER MARKETS INC
filed 2015-08-03
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
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
Yes                 No     X
The number of shares of the Registrant’s common stock outstanding as of July 15, 2015 was 774,808,000.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)

	June 27, 2015	December 27, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$277,244	407,493
Short-term investments	1,147,371	999,169
Trade receivables	565,474	549,443
Merchandise inventories	1,529,304	1,597,683
Deferred tax assets	68,468	71,142
Prepaid expenses	61,480	108,619
Total current assets	3,649,341	3,733,549
Long-term investments	5,700,274	5,231,561
Other noncurrent assets	399,965	395,428
Property, plant and equipment	10,109,305	9,666,790
Accumulated depreciation	(4,144,566)	(3,943,848)
Net property, plant and equipment	5,964,739	5,722,942
	$15,714,319	15,083,480
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,476,418	1,538,108
Accrued expenses:
Contribution to retirement plans	346,897	477,154
Self-insurance reserves	149,789	151,153
Salaries and wages	218,591	120,372
Other	410,555	373,086
Current portion of long-term debt	22,498	24,936
Federal and state income taxes	42,119	12,982
Total current liabilities	2,666,867	2,697,791
Deferred tax liabilities	340,966	388,667
Self-insurance reserves	216,444	213,213
Accrued postretirement benefit cost	106,745	106,570
Long-term debt	212,030	192,702
Other noncurrent liabilities	119,122	139,314
Total liabilities	3,662,174	3,738,257
Common stock related to Employee Stock Ownership Plan (ESOP)	3,030,271	2,680,528
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 782,252 shares in 2015 and 774,472 shares in 2014	782,252	774,472
Additional paid-in capital	2,509,382	2,200,892
Retained earnings	8,946,645	8,218,340
Treasury stock at cost, 7,575 shares in 2015	(305,428)	—
Accumulated other comprehensive earnings	82,042	109,134
Common stock related to ESOP	(3,030,271)	(2,680,528)
Total stockholders’ equity	8,984,622	8,622,310
Noncontrolling interests	37,252	42,385
Total equity	12,052,145	11,345,223
	$15,714,319	15,083,480

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Three Months Ended
	June 27, 2015	June 28, 2014
	(Unaudited)
Revenues:
Sales	$7,955,474	7,505,586
Other operating income	62,557	59,074
Total revenues	8,018,031	7,564,660
Costs and expenses:
Cost of merchandise sold	5,722,339	5,468,593
Operating and administrative expenses	1,627,252	1,535,148
Total costs and expenses	7,349,591	7,003,741
Operating profit	668,440	560,919
Investment income	45,404	37,932
Other nonoperating income, net	8,932	4,927
Earnings before income tax expense	722,776	603,778
Income tax expense	240,035	199,718
Net earnings	$482,741	404,060
Weighted average shares outstanding	776,730	782,132
Basic and diluted earnings per share	$0.62	0.52
Dividends paid per common share	$0.39	0.37

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Three Months Ended
	June 27, 2015	June 28, 2014
	(Unaudited)
Net earnings	$482,741	404,060
Other comprehensive earnings:
Unrealized (loss) gain on available-for-sale (AFS) securities net of income taxes of $(444) and $24,140 in 2015 and 2014, respectively	(705)	38,335
Reclassification adjustment for net realized gain on AFS securities net of income taxes of $(8,837) and $(5,863) in 2015 and 2014, respectively	(14,032)	(9,312)
Adjustment to postretirement benefit plan obligation net of income taxes of $92 and $53 in 2015 and 2014, respectively	145	85
Comprehensive earnings	$468,149	433,168

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Six Months Ended
	June 27, 2015	June 28, 2014
	(Unaudited)
Revenues:
Sales	$16,304,791	15,320,326
Other operating income	125,985	120,036
Total revenues	16,430,776	15,440,362
Costs and expenses:
Cost of merchandise sold	11,723,570	11,079,461
Operating and administrative expenses	3,264,972	3,092,928
Total costs and expenses	14,988,542	14,172,389
Operating profit	1,442,234	1,267,973
Investment income	81,167	63,560
Other nonoperating income, net	16,582	12,419
Earnings before income tax expense	1,539,983	1,343,952
Income tax expense	508,324	446,186
Net earnings	$1,031,659	897,766
Weighted average shares outstanding	776,014	780,056
Basic and diluted earnings per share	$1.33	1.15
Dividends paid per common share	$0.39	0.37

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Six Months Ended
	June 27, 2015	June 28, 2014
	(Unaudited)
Net earnings	$1,031,659	897,766
Other comprehensive earnings:
Unrealized (loss) gain on AFS securities net of income taxes of $(2,466) and $31,642 in 2015 and 2014, respectively	(3,917)	50,248
Reclassification adjustment for net realized gain on AFS securities net of income taxes of $(14,778) and $(8,028) in 2015 and 2014, respectively	(23,465)	(12,749)
Adjustment to postretirement benefit plan obligation net of income taxes of $183 and $106 in 2015 and 2014, respectively	290	169
Comprehensive earnings	$1,004,567	935,434

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Six Months Ended
	June 27, 2015	June 28, 2014
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$16,321,489	15,338,994
Cash paid to employees and suppliers	(14,284,168)	(13,352,472)
Income taxes paid	(436,729)	(533,388)
Self-insured claims paid	(140,840)	(154,078)
Dividends and interest received	106,524	109,856
Other operating cash receipts	122,676	116,419
Other operating cash payments	(10,524)	(8,513)
Net cash provided by operating activities	1,678,428	1,516,818
Cash flows from investing activities:
Payment for capital expenditures	(504,936)	(540,466)
Proceeds from sale of property, plant and equipment	2,231	11,923
Payment for investments	(1,336,122)	(1,200,079)
Proceeds from sale and maturity of investments	675,223	640,366
Net cash used in investing activities	(1,163,604)	(1,088,256)
Cash flows from financing activities:
Payment for acquisition of common stock	(481,950)	(378,106)
Proceeds from sale of common stock	160,233	142,618
Dividends paid	(303,354)	(289,821)
Repayment of long-term debt	(23,262)	(6,413)
Other, net	3,260	1,988
Net cash used in financing activities	(645,073)	(529,734)
Net decrease in cash and cash equivalents	(130,249)	(101,172)
Cash and cash equivalents at beginning of period	407,493	301,868
Cash and cash equivalents at end of period	$277,244	200,696

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts are in thousands)

	Six Months Ended
	June 27, 2015	June 28, 2014
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,031,659	897,766
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	269,766	253,665
Increase in LIFO reserve	19,936	20,724
Retirement contributions paid or payable in common stock	202,559	174,526
Deferred income taxes	(27,966)	(58,477)
Loss on disposal and impairment of property, plant and equipment	19,650	14,611
Gain on AFS securities	(38,243)	(20,777)
Net amortization of investments	67,874	70,649
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(15,671)	(7,600)
Merchandise inventories	48,443	24,306
Prepaid expenses and other noncurrent assets	(15,311)	(7,254)
Accounts payable and accrued expenses	27,723	200,451
Self-insurance reserves	1,867	696
Federal and state income taxes	90,553	(44,393)
Other noncurrent liabilities	(4,411)	(2,075)
Total adjustments	646,769	619,052
Net cash provided by operating activities	$1,678,428	1,516,818

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three and six months ended June 27, 2015 are not necessarily indicative of the results for the entire 2015 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014.
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
In January 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) permitting companies to make an accounting policy election to account for qualified affordable housing investments using the proportional amortization method if certain criteria are met. Under this method, the investment is amortized in proportion to the tax credits received and the net investment performance is recognized in the statements of earnings as a component of income tax expense. This ASU was effective for reporting periods beginning after December 15, 2014 with early adoption permitted. The Company elected to adopt the ASU early. The cumulative effect of the change from adopting the ASU was recorded during the quarter ended March 29, 2014 as the effect on that quarter and prior periods was not material to the Company’s financial condition or results of operations.
In May 2014, the FASB issued an ASU on the recognition of revenue from contracts with customers. The ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This ASU is effective for reporting periods beginning after December 15, 2017 and early adoption will be permitted only for reporting periods beginning after December 15, 2016. The adoption of this ASU will not have an effect on the Company’s financial condition, results of operations or cash flows.

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

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of fair value measurements for AFS securities as of June 27, 2015 and December 27, 2014:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
June 27, 2015	$6,847,645	1,546,104	5,301,541	—
December 27, 2014	6,230,730	1,439,360	4,791,370	—

(4)	Investments
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
Following is a summary of AFS securities as of June 27, 2015 and December 27, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
June 27, 2015
Tax exempt bonds	$3,400,539	12,465	6,944	3,406,060
Taxable bonds	1,983,197	3,108	5,210	1,981,095
Restricted investments	165,000	—	452	164,548
Equity securities	1,151,265	157,427	12,750	1,295,942
	$6,700,001	173,000	25,356	6,847,645
December 27, 2014
Tax exempt bonds	$3,205,647	17,460	4,011	3,219,096
Taxable bonds	1,569,828	3,005	4,592	1,568,241
Restricted investments	170,000	—	776	169,224
Equity securities	1,092,985	191,493	10,309	1,274,169
	$6,038,460	211,958	19,688	6,230,730
Realized gains on sales of AFS securities totaled $27,656,000 and $43,922,000 for the three and six months ended June 27, 2015, respectively. Realized losses on sales of AFS securities totaled $4,787,000 and $5,679,000 for the three and six months ended June 27, 2015, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Realized gains on sales of AFS securities totaled $15,558,000 and $21,731,000 for the three and six months ended June 28, 2014, respectively. Realized losses on sales of AFS securities totaled $383,000 and $954,000 for the three and six months ended June 28, 2014, respectively.
The amortized cost and fair value of AFS securities by expected maturity as of June 27, 2015 and December 27, 2014 are as follows:

	June 27, 2015		December 27, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$1,145,813	1,147,371	996,674	999,169
Due after one year through five years	3,893,543	3,895,836	3,493,708	3,501,821
Due after five years through ten years	252,350	250,759	183,552	183,168
Due after ten years	92,030	93,189	101,541	103,179
	5,383,736	5,387,155	4,775,475	4,787,337
Restricted investments	165,000	164,548	170,000	169,224
Equity securities	1,151,265	1,295,942	1,092,985	1,274,169
	$6,700,001	6,847,645	6,038,460	6,230,730
Following is a summary of temporarily impaired AFS securities by the time period impaired as of June 27, 2015 and December 27, 2014:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
June 27, 2015
Tax exempt bonds	$1,062,954	5,789	81,768	1,155	1,144,722	6,944
Taxable bonds	1,011,082	4,695	63,471	515	1,074,553	5,210
Restricted investments	164,548	452	—	—	164,548	452
Equity securities	88,983	10,142	10,004	2,608	98,987	12,750
Total temporarily impaired AFS securities	$2,327,567	21,078	155,243	4,278	2,482,810	25,356
December 27, 2014
Tax exempt bonds	$689,909	2,359	93,454	1,652	783,363	4,011
Taxable bonds	936,512	3,666	68,035	926	1,004,547	4,592
Restricted investments	169,224	776	—	—	169,224	776
Equity securities	107,352	8,373	6,229	1,936	113,581	10,309
Total temporarily impaired AFS securities	$1,902,997	15,174	167,718	4,514	2,070,715	19,688
There are 385 AFS securities issues contributing to the total unrealized loss of $25,356,000 as of June 27, 2015. Unrealized losses related to debt securities are primarily due to interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily due to temporary equity market fluctuations that are expected to recover.

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
As of June 27, 2015, the carrying amounts of the assets and liabilities of the consolidated JVs were $146,729,000 and $69,712,000, respectively. As of December 27, 2014, the carrying amounts of the assets and liabilities of the consolidated JVs were $149,745,000 and $62,867,000, respectively. The assets are owned by, and the liabilities are obligations of, the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2015 and 2014 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. The Company assumed loans totaling $31,759,000 during the six months ended June 27, 2015. The Company assumed loans totaling $16,975,000 during the six months ended June 28, 2014. Maturities of JV loans range from June 2016 through August 2017 and have variable interest rates based on a LIBOR index plus 175 to 250 basis points. Maturities of assumed shopping center loans range from January 2016 through January 2027 and have fixed interest rates ranging from 4.0% to 7.5%.

(6)	Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $441,536,000 and $243,992,000 as of June 27, 2015 and December 27, 2014, respectively. The cost of the shares held by the ESOP totaled $2,588,735,000 and $2,436,536,000 as of June 27, 2015 and December 27, 2014, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $3,030,271,000 and $2,680,528,000 as of June 27, 2015 and December 27, 2014, respectively. The fair value of the shares held by the ESOP totaled $9,507,211,000 and $7,811,906,000 as of June 27, 2015 and December 27, 2014, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Accumulated Other Comprehensive Earnings
A reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for the three months ended June 27, 2015 and June 28, 2014 is as follows:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2015
Balances at March 28, 2015	$105,317	(8,683)	96,634
Unrealized loss on AFS securities	(705)	—	(705)
Net realized gain on AFS securities reclassified to investment income	(14,032)	—	(14,032)
Amortization of actuarial losses reclassified to operating and administrative expenses	—	145	145
Net other comprehensive (losses) earnings	(14,737)	145	(14,592)
Balances at June 27, 2015	$90,580	(8,538)	82,042

2014
Balances at March 29, 2014	$103,312	(7,753)	95,559
Unrealized gain on AFS securities	38,335	—	38,335
Net realized gain on AFS securities reclassified to investment income	(9,312)	—	(9,312)
Amortization of actuarial losses reclassified to operating and administrative expenses	—	85	85
Net other comprehensive earnings	29,023	85	29,108
Balances at June 28, 2014	$132,335	(7,668)	124,667

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for the six months ended June 27, 2015 and June 28, 2014 is as follows:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2015
Balances at December 27, 2014	$117,962	(8,828)	109,134
Unrealized loss on AFS securities	(3,917)	—	(3,917)
Net realized gain on AFS securities reclassified to investment income	(23,465)	—	(23,465)
Amortization of actuarial losses reclassified to operating and administrative expenses	—	290	290
Net other comprehensive (losses) earnings	(27,382)	290	(27,092)
Balances at June 27, 2015	$90,580	(8,538)	82,042

2014
Balances at December 28, 2013	$94,836	(7,837)	86,999
Unrealized gain on AFS securities	50,248	—	50,248
Net realized gain on AFS securities reclassified to investment income	(12,749)	—	(12,749)
Amortization of actuarial losses reclassified to operating and administrative expenses	—	169	169
Net other comprehensive earnings	37,499	169	37,668
Balances at June 28, 2014	$132,335	(7,668)	124,667

(8)	Subsequent Event
The Company’s Board of Directors decided to begin paying dividends quarterly rather than semiannually. The first quarterly dividend of $0.20 per share was declared July 1, 2015, payable August 3, 2015 to stockholders of record as of the close of business July 15, 2015. The Company estimates the dividend will be $155,000,000. The Company plans to pay another quarterly dividend in November 2015.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee and North Carolina. As of June 27, 2015, the Company operated 1,103 supermarkets. For the six months ended June 27, 2015, 11 supermarkets were opened (including four replacement supermarkets) and 71 supermarkets were remodeled. Three supermarkets were closed during the period. Replacement supermarkets that opened during the six months ended June 27, 2015 replaced one of the supermarkets closed during the same period and three supermarkets closed in 2014 that were replaced on site. The two remaining supermarkets closed during the six months ended June 27, 2015 will be replaced on site in subsequent periods. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Results of Operations
Sales
Sales for the three months ended June 27, 2015 were $8.0 billion as compared with $7.5 billion for the three months ended June 28, 2014, an increase of $449.9 million or 6.0%. The increase in sales for the three months ended June 27, 2015 as compared with the three months ended June 28, 2014 was primarily due to a 4.1% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are not considered comparable store sales since the replacement period for the supermarket is generally 9 to 12 months. Sales for the six months ended June 27, 2015 were $16.3 billion as compared with $15.3 billion for the six months ended June 28, 2014, an increase of $984.5 million or 6.4%. The increase in sales for the six months ended June 27, 2015 as compared with the six months ended June 28, 2014 was primarily due to a 4.7% increase in comparable store sales. Comparable store sales for the three and six months ended June 27, 2015 increased primarily due to product cost inflation and increased customer counts resulting from a better economic climate.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 28.1% and 27.1% for the three months ended June 27, 2015 and June 28, 2014, respectively. Gross profit as a percentage of sales was 28.1% and 27.7% for the six months ended June 27, 2015 and June 28, 2014, respectively. The increase in gross profit as a percentage of sales for the three and six months ended June 27, 2015 as compared with the three and six months ended June 28, 2014 was primarily due to changes in promotional activities and pricing strategies.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 20.5% for the three months ended June 27, 2015 and June 28, 2014. Operating and administrative expenses as a percentage of sales were 20.0% and 20.2% for the six months ended June 27, 2015 and June 28, 2014, respectively. The decrease in operating and administrative expenses as a percentage of sales for the six months ended June 27, 2015 as compared with the six months ended June 28, 2014 was primarily due to a decrease in rent as a percentage of sales due to the acquisition of shopping centers with the Company as the anchor tenant.
Investment income
Investment income was $45.4 million and $37.9 million for the three months ended June 27, 2015 and June 28, 2014, respectively. Investment income was $81.2 million and $63.6 million for the six months ended June 27, 2015 and June 28, 2014, respectively. The increase in investment income for the three and six months ended June 27, 2015 as compared with the three and six months ended June 28, 2014 was primarily due to an increase in net realized gains on AFS securities.
Income tax expense
The effective income tax rate was 33.2% and 33.1% for the three months ended June 27, 2015 and June 28, 2014, respectively. The effective income tax rate was 33.0% and 33.2% for the six months ended June 27, 2015 and June 28, 2014, respectively. The effective income tax rate for the three and six months ended June 27, 2015 as compared with the three and six months ended June 28, 2014 remained relatively unchanged.

Net earnings
Net earnings were $482.7 million or $0.62 per share and $404.1 million or $0.52 per share for the three months ended June 27, 2015 and June 28, 2014, respectively. Net earnings as a percentage of sales were 6.1% and 5.4% for the three months ended June 27, 2015 and June 28, 2014, respectively. Net earnings were $1,031.7 million or $1.33 per share and $897.8 million or $1.15 per share for the six months ended June 27, 2015 and June 28, 2014, respectively. Net earnings as a percentage of sales were 6.3% and 5.9% for the six months ended June 27, 2015 and June 28, 2014, respectively. The increase in net earnings as a percentage of sales for the three and six months ended June 27, 2015 as compared with the three and six months ended June 28, 2014 was primarily due to the increase in gross profit as a percentage of sales, as noted above.
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $7,124.9 million as of June 27, 2015, as compared with $6,638.2 million as of December 27, 2014. This increase is primarily due to net cash provided by operating activities less payments for capital expenditures, net acquisitions of common stock and dividends.
Net cash provided by operating activities
Net cash provided by operating activities was $1,678.4 million for the six months ended June 27, 2015, as compared with $1,516.8 million for the six months ended June 28, 2014. The increase in net cash provided by operating activities for the six months ended June 27, 2015 as compared with the six months ended June 28, 2014 was primarily due to the increase in net earnings. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.
Net cash used in investing activities
Net cash used in investing activities was $1,163.6 million for the six months ended June 27, 2015, as compared with $1,088.3 million for the six months ended June 28, 2014. For the six months ended June 27, 2015, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $504.9 million. These expenditures were incurred in connection with the opening of 11 new supermarkets (including four replacement supermarkets) and remodeling 71 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. For the six months ended June 27, 2015, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $660.9 million.
Capital expenditures projection
Capital expenditures for the remainder of 2015 are expected to be approximately $795 million, primarily consisting of new supermarkets, remodeling existing supermarkets, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
Net cash used in financing activities
Net cash used in financing activities was $645.1 million for the six months ended June 27, 2015, as compared with $529.7 million for the six months ended June 28, 2014. The primary use of net cash in financing activities was funding net common stock repurchases and payment of dividends. Net common stock repurchases totaled $321.7 million for the six months ended June 27, 2015, as compared with $235.5 million for the six months ended June 28, 2014. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends
On June 1, 2015, the Company paid a semiannual dividend on its common stock of $0.39 per share or $303.4 million to stockholders of record as of the close of business April 30, 2015. On June 2, 2014, the Company paid a semiannual dividend on its common stock of $0.37 per share or $289.8 million to stockholders of record as of the close of business April 30, 2014.
The Company’s Board of Directors decided to begin paying dividends quarterly rather than semiannually. The first quarterly dividend of $0.20 per share was declared July 1, 2015, payable August 3, 2015 to stockholders of record as of the close of business July 15, 2015. The Company estimates the dividend will be $155 million. The Company plans to pay another quarterly dividend in November 2015.
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
Item 4.    Controls and Procedures
As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 27, 2015 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended June 27, 2015 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 29, 2015 through May 2, 2015	668	$39.23	N/A	N/A
May 3, 2015 through May 30, 2015	2,818	42.10	N/A	N/A
May 31, 2015 through June 27, 2015	1,410	42.10	N/A	N/A
Total	4,896	$41.71	N/A	N/A

(1)
Common stock is made available for sale to the Company’s current employees and members of the Company’s Board of Directors through the ESPP and Directors Plan and to participants of the 401(k) Plan. In addition, common stock is provided to employees through the ESOP. The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, Directors Plan, 401(k) Plan and ESOP each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company.

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended June 27, 2015 required to be disclosed in the last two columns of the table.

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
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 27, 2015, is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date:	August 3, 2015	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date:	August 3, 2015	/s/ David P. Phillips
David P. Phillips, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)