Form 10-Q
period 2015-09-26
PUBLIX SUPER MARKETS INC
filed 2015-11-02
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015
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
Yes                 No     X
The number of shares of the Registrant’s common stock outstanding as of October 15, 2015 was 772,086,000.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)

	September 26, 2015	December 27, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$327,498	407,493
Short-term investments	1,113,729	999,169
Trade receivables	597,918	549,443
Merchandise inventories	1,601,841	1,597,683
Deferred tax assets	64,715	71,142
Prepaid expenses	34,693	108,619
Total current assets	3,740,394	3,733,549
Long-term investments	5,710,550	5,231,561
Other noncurrent assets	407,802	395,428
Property, plant and equipment	10,335,199	9,666,790
Accumulated depreciation	(4,247,886)	(3,943,848)
Net property, plant and equipment	6,087,313	5,722,942
	$15,946,059	15,083,480
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,489,523	1,538,108
Accrued expenses:
Contributions to retirement plans	426,777	477,154
Self-insurance reserves	147,874	151,153
Salaries and wages	244,290	120,372
Other	461,682	373,086
Current portion of long-term debt	56,554	24,936
Federal and state income taxes	74,177	12,982
Total current liabilities	2,900,877	2,697,791
Deferred tax liabilities	284,849	388,667
Self-insurance reserves	215,675	213,213
Accrued postretirement benefit cost	106,774	106,570
Long-term debt	176,006	192,702
Other noncurrent liabilities	112,106	139,314
Total liabilities	3,796,287	3,738,257
Common stock related to Employee Stock Ownership Plan (ESOP)	2,988,709	2,680,528
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 783,044 shares in 2015 and 774,472 shares in 2014	783,044	774,472
Additional paid-in capital	2,541,872	2,200,892
Retained earnings	9,203,991	8,218,340
Treasury stock at cost, 10,563 shares in 2015	(430,934)	—
Accumulated other comprehensive earnings	14,642	109,134
Common stock related to ESOP	(2,988,709)	(2,680,528)
Total stockholders’ equity	9,123,906	8,622,310
Noncontrolling interests	37,157	42,385
Total equity	12,149,772	11,345,223
	$15,946,059	15,083,480

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Three Months Ended
	September 26, 2015	September 27, 2014
	(Unaudited)
Revenues:
Sales	$7,842,135	7,379,339
Other operating income	60,009	57,770
Total revenues	7,902,144	7,437,109
Costs and expenses:
Cost of merchandise sold	5,738,223	5,392,655
Operating and administrative expenses	1,605,795	1,526,468
Total costs and expenses	7,344,018	6,919,123
Operating profit	558,126	517,986
Investment income	35,372	32,881
Other nonoperating income, net	7,134	6,027
Earnings before income tax expense	600,632	556,894
Income tax expense	188,318	172,676
Net earnings	$412,314	384,218
Weighted average shares outstanding	774,240	778,672
Basic and diluted earnings per share	$0.53	0.49
Dividends paid per common share	$0.20	—

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Three Months Ended
	September 26, 2015	September 27, 2014
	(Unaudited)
Net earnings	$412,314	384,218
Other comprehensive earnings:
Unrealized loss on available-for-sale (AFS) securities net of income taxes of $(36,921) and $(8,205) in 2015 and 2014, respectively	(58,631)	(13,030)
Reclassification adjustment for net realized gain on AFS securities net of income taxes of $(5,614) and $(4,998) in 2015 and 2014, respectively	(8,914)	(7,936)
Adjustment to postretirement benefit plan obligation net of income taxes of $91 and $54 in 2015 and 2014, respectively	145	85
Comprehensive earnings	$344,914	363,337

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Nine Months Ended
	September 26, 2015	September 27, 2014
	(Unaudited)
Revenues:
Sales	$24,146,926	22,699,665
Other operating income	185,994	177,806
Total revenues	24,332,920	22,877,471
Costs and expenses:
Cost of merchandise sold	17,461,792	16,472,115
Operating and administrative expenses	4,870,768	4,619,397
Total costs and expenses	22,332,560	21,091,512
Operating profit	2,000,360	1,785,959
Investment income	116,540	96,441
Other nonoperating income, net	23,715	18,447
Earnings before income tax expense	2,140,615	1,900,847
Income tax expense	696,642	618,863
Net earnings	$1,443,973	1,281,984
Weighted average shares outstanding	775,422	779,595
Basic and diluted earnings per share	$1.86	1.64
Dividends paid per common share	$0.59	0.37

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Nine Months Ended
	September 26, 2015	September 27, 2014
	(Unaudited)
Net earnings	$1,443,973	1,281,984
Other comprehensive earnings:
Unrealized (loss) gain on AFS securities net of income taxes of $(39,387) and $23,437 in 2015 and 2014, respectively	(62,548)	37,218
Reclassification adjustment for net realized gain on AFS securities net of income taxes of $(20,392) and $(13,026) in 2015 and 2014, respectively	(32,379)	(20,685)
Adjustment to postretirement benefit plan obligation net of income taxes of $274 and $160 in 2015 and 2014, respectively	435	254
Comprehensive earnings	$1,349,481	1,298,771

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Nine Months Ended
	September 26, 2015	September 27, 2014
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$24,146,330	22,732,291
Cash paid to employees and suppliers	(21,301,936)	(19,969,321)
Income taxes paid	(566,823)	(713,049)
Self-insured claims paid	(227,008)	(233,311)
Dividends and interest received	161,545	166,057
Other operating cash receipts	181,032	172,335
Other operating cash payments	(15,543)	(13,594)
Net cash provided by operating activities	2,377,597	2,141,408
Cash flows from investing activities:
Payment for capital expenditures	(779,036)	(905,166)
Proceeds from sale of property, plant and equipment	3,161	13,457
Payment for investments	(2,285,154)	(1,522,394)
Proceeds from sale and maturity of investments	1,497,765	1,010,266
Net cash used in investing activities	(1,563,264)	(1,403,837)
Cash flows from financing activities:
Payment for acquisition of common stock	(682,167)	(552,163)
Proceeds from sale of common stock	268,226	229,931
Dividends paid	(458,322)	(289,826)
Repayment of long-term debt	(25,522)	(49,673)
Other, net	3,457	9,409
Net cash used in financing activities	(894,328)	(652,322)
Net (decrease) increase in cash and cash equivalents	(79,995)	85,249
Cash and cash equivalents at beginning of period	407,493	301,868
Cash and cash equivalents at end of period	$327,498	387,117

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts are in thousands)

	Nine Months Ended
	September 26, 2015	September 27, 2014
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,443,973	1,281,984
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	422,127	381,194
Increase in LIFO reserve	28,861	27,940
Retirement contributions paid or payable in common stock	282,597	247,397
Deferred income taxes	(37,886)	(73,024)
Loss on disposal and impairment of property, plant and equipment	43,564	17,955
Gain on AFS securities	(52,771)	(33,711)
Net amortization of investments	102,357	104,592
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(45,969)	(1,877)
Merchandise inventories	(33,019)	(19,036)
Prepaid expenses and other noncurrent assets	(7,645)	(7,965)
Accounts payable and accrued expenses	97,064	260,703
Self-insurance reserves	(817)	(623)
Federal and state income taxes	141,171	(40,747)
Other noncurrent liabilities	(6,010)	(3,374)
Total adjustments	933,624	859,424
Net cash provided by operating activities	$2,377,597	2,141,408

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three and nine months ended September 26, 2015 are not necessarily indicative of the results for the entire 2015 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014.
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

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of fair value measurements for AFS securities as of September 26, 2015 and December 27, 2014:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
September 26, 2015	$6,824,279	1,146,658	5,677,621	—
December 27, 2014	6,230,730	1,439,360	4,791,370	—

(4)	Investments
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
Following is a summary of AFS securities as of September 26, 2015 and December 27, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
September 26, 2015
Tax exempt bonds	$3,437,844	17,125	2,425	3,452,544
Taxable bonds	2,224,258	3,405	3,198	2,224,465
Restricted investments	164,549	—	309	164,240
Equity securities	960,064	63,612	40,646	983,030
	$6,786,715	84,142	46,578	6,824,279
December 27, 2014
Tax exempt bonds	$3,205,647	17,460	4,011	3,219,096
Taxable bonds	1,569,828	3,005	4,592	1,568,241
Restricted investments	170,000	—	776	169,224
Equity securities	1,092,985	191,493	10,309	1,274,169
	$6,038,460	211,958	19,688	6,230,730
Realized gains on sales of AFS securities totaled $29,620,000 and $73,542,000 for the three and nine months ended September 26, 2015, respectively. Realized losses on sales of AFS securities totaled $15,092,000 and $20,771,000 for the three and nine months ended September 26, 2015, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Realized gains on sales of AFS securities totaled $13,933,000 and $35,664,000 for the three and nine months ended September 27, 2014, respectively. Realized losses on sales of AFS securities totaled $999,000 and $1,953,000 for the three and nine months ended September 27, 2014, respectively.
The amortized cost and fair value of AFS securities by expected maturity as of September 26, 2015 and December 27, 2014 are as follows:

	September 26, 2015		December 27, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$1,111,207	1,113,729	996,674	999,169
Due after one year through five years	4,277,592	4,288,374	3,493,708	3,501,821
Due after five years through ten years	202,258	202,630	183,552	183,168
Due after ten years	71,045	72,276	101,541	103,179
	5,662,102	5,677,009	4,775,475	4,787,337
Restricted investments	164,549	164,240	170,000	169,224
Equity securities	960,064	983,030	1,092,985	1,274,169
	$6,786,715	6,824,279	6,038,460	6,230,730
Following is a summary of temporarily impaired AFS securities by the time period impaired as of September 26, 2015 and December 27, 2014:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
September 26, 2015
Tax exempt bonds	$401,652	1,721	81,065	704	482,717	2,425
Taxable bonds	1,035,031	2,834	78,557	364	1,113,588	3,198
Restricted investments	164,240	309	—	—	164,240	309
Equity securities	520,390	35,420	15,053	5,226	535,443	40,646
Total temporarily impaired AFS securities	$2,121,313	40,284	174,675	6,294	2,295,988	46,578
December 27, 2014
Tax exempt bonds	$689,909	2,359	93,454	1,652	783,363	4,011
Taxable bonds	936,512	3,666	68,035	926	1,004,547	4,592
Restricted investments	169,224	776	—	—	169,224	776
Equity securities	107,352	8,373	6,229	1,936	113,581	10,309
Total temporarily impaired AFS securities	$1,902,997	15,174	167,718	4,514	2,070,715	19,688
There are 343 AFS securities contributing to the total unrealized loss of $46,578,000 as of September 26, 2015. Unrealized losses related to debt securities are primarily due to interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily due to temporary equity market fluctuations that are expected to recover.

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
As of September 26, 2015, the carrying amounts of the assets and liabilities of the consolidated JVs were $145,992,000 and $69,146,000, respectively. As of December 27, 2014, the carrying amounts of the assets and liabilities of the consolidated JVs were $149,745,000 and $62,867,000, respectively. The assets are owned by, and the liabilities are obligations of, the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2015 and 2014 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. The Company assumed loans totaling $31,759,000 during the nine months ended September 26, 2015. The Company assumed loans totaling $46,377,000 during the nine months ended September 27, 2014. Maturities of JV loans range from June 2016 through August 2017 and have variable interest rates based on a LIBOR index plus 175 to 250 basis points. Maturities of assumed shopping center loans range from January 2016 through January 2027 and have fixed interest rates ranging from 4.0% to 7.5%.

(6)	Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $436,200,000 and $243,992,000 as of September 26, 2015 and December 27, 2014, respectively. The cost of the shares held by the ESOP totaled $2,552,509,000 and $2,436,536,000 as of September 26, 2015 and December 27, 2014, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $2,988,709,000 and $2,680,528,000 as of September 26, 2015 and December 27, 2014, respectively. The fair value of the shares held by the ESOP totaled $9,344,804,000 and $7,811,906,000 as of September 26, 2015 and December 27, 2014, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Accumulated Other Comprehensive Earnings
A reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for the three months ended September 26, 2015 and September 27, 2014 is as follows:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2015
Balances at June 27, 2015	$90,580	(8,538)	82,042
Unrealized loss on AFS securities	(58,631)	—	(58,631)
Net realized gain on AFS securities reclassified to investment income	(8,914)	—	(8,914)
Amortization of actuarial losses reclassified to operating and administrative expenses	—	145	145
Net other comprehensive (losses) earnings	(67,545)	145	(67,400)
Balances at September 26, 2015	$23,035	(8,393)	14,642

2014
Balances at June 28, 2014	$132,335	(7,668)	124,667
Unrealized loss on AFS securities	(13,030)	—	(13,030)
Net realized gain on AFS securities reclassified to investment income	(7,936)	—	(7,936)
Amortization of actuarial losses reclassified to operating and administrative expenses	—	85	85
Net other comprehensive (losses) earnings	(20,966)	85	(20,881)
Balances at September 27, 2014	$111,369	(7,583)	103,786

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for the nine months ended September 26, 2015 and September 27, 2014 is as follows:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2015
Balances at December 27, 2014	$117,962	(8,828)	109,134
Unrealized loss on AFS securities	(62,548)	—	(62,548)
Net realized gain on AFS securities reclassified to investment income	(32,379)	—	(32,379)
Amortization of actuarial losses reclassified to operating and administrative expenses	—	435	435
Net other comprehensive (losses) earnings	(94,927)	435	(94,492)
Balances at September 26, 2015	$23,035	(8,393)	14,642

2014
Balances at December 28, 2013	$94,836	(7,837)	86,999
Unrealized gain on AFS securities	37,218	—	37,218
Net realized gain on AFS securities reclassified to investment income	(20,685)	—	(20,685)
Amortization of actuarial losses reclassified to operating and administrative expenses	—	254	254
Net other comprehensive earnings	16,533	254	16,787
Balances at September 27, 2014	$111,369	(7,583)	103,786

(8)	Subsequent Event
On October 1, 2015, the Company declared a quarterly dividend on its common stock of $0.20 per share or approximately $154,400,000, payable November 2, 2015 to stockholders of record as of the close of business October 15, 2015.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is primarily engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee and North Carolina. As of September 26, 2015, the Company operated 1,103 supermarkets. For the nine months ended September 26, 2015, 12 supermarkets were opened (including five replacement supermarkets) and 121 supermarkets were remodeled. Four supermarkets were closed during the period. Replacement supermarkets that opened during the nine months ended September 26, 2015 replaced two of the supermarkets closed during the same period and three supermarkets closed in 2014 that were replaced on site. The two remaining supermarkets closed during the nine months ended September 26, 2015 will be replaced on site in subsequent periods. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Results of Operations
Sales
Sales for the three months ended September 26, 2015 were $7.8 billion as compared with $7.4 billion for the three months ended September 27, 2014, an increase of $462.8 million or 6.3%. The increase in sales for the three months ended September 26, 2015 as compared with the three months ended September 27, 2014 was primarily due to a 4.2% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are not considered comparable store sales since the replacement period for the supermarket is generally 9 to 12 months. Sales for the nine months ended September 26, 2015 were $24.1 billion as compared with $22.7 billion for the nine months ended September 27, 2014, an increase of $1,447.3 million or 6.4%. The increase in sales for the nine months ended September 26, 2015 as compared with the nine months ended September 27, 2014 was primarily due to a 4.5% increase in comparable store sales. Comparable store sales for the three and nine months ended September 26, 2015 increased primarily due to product cost inflation and increased customer counts resulting from a better economic climate.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 26.8% and 26.9% for the three months ended September 26, 2015 and September 27, 2014, respectively. Gross profit as a percentage of sales for the three months ended September 26, 2015 as compared with the three months ended September 27, 2014 remained relatively unchanged. Gross profit as a percentage of sales was 27.7% and 27.4% for the nine months ended September 26, 2015 and September 27, 2014, respectively. The increase in gross profit as a percentage of sales for the nine months ended September 26, 2015 as compared with the nine months ended September 27, 2014 was primarily due to changes in promotional activities and pricing strategies.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 20.5% and 20.7% for the three months ended September 26, 2015 and September 27, 2014, respectively. Operating and administrative expenses as a percentage of sales were 20.2% and 20.4% for the nine months ended September 26, 2015 and September 27, 2014, respectively. The decrease in operating and administrative expenses as a percentage of sales for the three and nine months ended September 26, 2015 as compared with the three and nine months ended September 27, 2014 was primarily due to a decrease in rent as a percentage of sales due to the acquisition of shopping centers with the Company as the anchor tenant.
Investment income
Investment income was $35.4 million and $32.9 million for the three months ended September 26, 2015 and September 27, 2014, respectively. Investment income was $116.5 million and $96.4 million for the nine months ended September 26, 2015 and September 27, 2014, respectively. The increase in investment income for the three and nine months ended September 26, 2015 as compared with the three and nine months ended September 27, 2014 was primarily due to an increase in net realized gains on AFS securities.
Income tax expense
The effective income tax rate was 31.4% and 31.0% for the three months ended September 26, 2015 and September 27, 2014, respectively. The increase in the effective income tax rate for the three months ended September 26, 2015 as compared with the three months ended September 27, 2014 was primarily due to a greater percentage increase in earnings than in permanent deductions partially offset by an increase in investment related tax credits. The effective income tax rate was 32.5% and 32.6% for the nine months ended September 26, 2015 and September 27, 2014, respectively. The effective income tax rate for the nine months ended September 26, 2015 as compared with the nine months ended September 27, 2014 remained relatively unchanged.

Net earnings
Net earnings were $412.3 million or $0.53 per share and $384.2 million or $0.49 per share for the three months ended September 26, 2015 and September 27, 2014, respectively. Net earnings as a percentage of sales were 5.3% and 5.2% for the three months ended September 26, 2015 and September 27, 2014, respectively. Net earnings as a percentage of sales for the three months ended September 26, 2015 as compared with the three months ended September 27, 2014 remained relatively unchanged. Net earnings were $1,444.0 million or $1.86 per share and $1,282.0 million or $1.64 per share for the nine months ended September 26, 2015 and September 27, 2014, respectively. Net earnings as a percentage of sales were 6.0% and 5.6% for the nine months ended September 26, 2015 and September 27, 2014, respectively. The increase in net earnings as a percentage of sales for the nine months ended September 26, 2015 as compared with the nine months ended September 27, 2014 was primarily due to the increase in gross profit as a percentage of sales and the decrease in operating and administrative expenses as a percentage of sales, as noted above.
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $7,151.8 million as of September 26, 2015, as compared with $6,638.2 million as of December 27, 2014. This increase was primarily due to net cash provided by operating activities less payments for capital expenditures, net acquisitions of common stock and dividends.
Net cash provided by operating activities
Net cash provided by operating activities was $2,377.6 million for the nine months ended September 26, 2015, as compared with $2,141.4 million for the nine months ended September 27, 2014. The increase in net cash provided by operating activities for the nine months ended September 26, 2015 as compared with the nine months ended September 27, 2014 was primarily due to the timing of income tax payments and the increase in net earnings. Any net cash in excess of the amount needed for current operations is invested in short-term and long-term investments.
Net cash used in investing activities
Net cash used in investing activities was $1,563.3 million for the nine months ended September 26, 2015, as compared with $1,403.8 million for the nine months ended September 27, 2014. For the nine months ended September 26, 2015, the primary use of net cash in investing activities was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $779.0 million. These expenditures were incurred in connection with the opening of 12 new supermarkets (including five replacement supermarkets) and remodeling 121 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. For the nine months ended September 26, 2015, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $787.4 million.
Capital expenditures projection
Capital expenditures for the remainder of 2015 are expected to be approximately $320 million, primarily consisting of new supermarkets, remodeling existing supermarkets, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
Net cash used in financing activities
Net cash used in financing activities was $894.3 million for the nine months ended September 26, 2015, as compared with $652.3 million for the nine months ended September 27, 2014. The increase in cash used in financing activities for the nine months ended September 26, 2015 as compared with the nine months ended September 27, 2014 was primarily due to an increase in net common stock repurchases and the change in the frequency of the payment of dividends, as noted below. Net common stock repurchases totaled $413.9 million for the nine months ended September 26, 2015, as compared with $322.2 million for the nine months ended September 27, 2014. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.

Dividends
In the third quarter 2015, the Company began paying dividends quarterly rather than semiannually. On August 3, 2015, the Company paid its first quarterly dividend on its common stock of $0.20 per share or $154.9 million to stockholders of record as of the close of business July 15, 2015. On June 1, 2015, the Company paid a semiannual dividend on its common stock of $0.39 per share or $303.4 million to stockholders of record as of the close of business April 30, 2015. On June 2, 2014, the Company paid a semiannual dividend on its common stock of $0.37 per share or $289.8 million to stockholders of record as of the close of business April 30, 2014. Due to the change in the frequency of the payment of dividends, the Company paid dividends totaling $0.59 per share for the nine months ended September 26, 2015 as compared with $0.37 per share for the nine months ended September 27, 2014.
On October 1, 2015, the Company declared a quarterly dividend on its common stock of $0.20 per share or approximately $154.4 million, payable November 2, 2015 to stockholders of record as of the close of business October 15, 2015.
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
Item 4.    Controls and Procedures
As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 26, 2015 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended September 26, 2015 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 28, 2015 through August 1, 2015	590	$42.10	N/A	N/A
August 2, 2015 through August 29, 2015	2,309	42.00	N/A	N/A
August 30, 2015 through September 26, 2015	1,866	42.00	N/A	N/A
Total	4,765	$42.01	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended September 26, 2015 required to be disclosed in the last two columns of the table.

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
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 26, 2015, is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date:	November 2, 2015	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date:	November 2, 2015	/s/ David P. Phillips
David P. Phillips, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)