Form 10-K
period 2015-12-26
PUBLIX SUPER MARKETS INC
filed 2016-03-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2015
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
Yes               No    X
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $16,483,013,000 as of June 26, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter.
The number of shares of the Registrant’s common stock outstanding as of February 2, 2016 was 768,799,000.
Documents Incorporated By Reference
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Proxy Statement solicited for the 2016 Annual Meeting of Stockholders to be held on April 12, 2016.

PART I
Item 1. Business
Publix Super Markets, Inc. and its wholly owned subsidiaries (the Company) are in the business of operating retail food supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee and North Carolina. The Company was founded in 1930 and later merged into another corporation that was originally incorporated in 1921. The Company has no other significant lines of business or industry segments.
Merchandising and manufacturing
The Company sells grocery (including dairy, produce, deli, bakery, meat and seafood), health and beauty care, general merchandise, pharmacy, floral and other products and services. The percentage of consolidated sales by merchandise category for 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Grocery	85%	85%	85%
Other	15%	15%	15%
	100%	100%	100%
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
Store operations
The Company operated 1,114 supermarkets at the end of 2015, compared with 1,095 at the beginning of the year. In 2015, 28 supermarkets were opened (including 10 replacement supermarkets) and 154 supermarkets were remodeled. Nine supermarkets were closed during the period. Replacement supermarkets opened in 2015 replaced six of the supermarkets closed during the same period, two of which were replaced on site, and four supermarkets closed in 2014 that were replaced on site. Two of the remaining supermarkets closed in 2015 will be replaced on site in subsequent periods and one supermarket will not be replaced. New supermarkets added 0.9 million square feet in 2015, an increase of 1.8%. At the end of 2015, the Company had 768 supermarkets located in Florida, 182 in Georgia, 61 in Alabama, 54 in South Carolina, 38 in Tennessee and 11 in North Carolina. Also, at the end of 2015, the Company had seven supermarkets under construction in Florida, seven in North Carolina, three in South Carolina, one in Alabama and one in Tennessee.
Competition
The Company is engaged in the highly competitive retail food industry. The Company’s competitors include national and regional supermarket chains, independent supermarkets, supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores, restaurants, convenience stores and online retailers. The Company’s ability to attract and retain customers is based primarily on quality of goods and service, price, convenience, product mix and store location.
Working capital
The Company’s working capital at the end of 2015 consisted of $4,314.4 million in current assets and $2,902.7 million in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flows from operating activities presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.
Seasonality
The historical influx of winter residents to Florida and increased purchases of products during the traditional Thanksgiving, Christmas and Easter holidays typically result in seasonal sales increases between November and April of each year.

Employees
The Company had 180,000 employees at the end of 2015. The Company considers its employee relations to be good.
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
Environmental matters
The Company’s operations are subject to regulation under federal, state and local environmental protection laws and regulations. The Company may be subject to liability under applicable environmental laws for cleanup of contamination at its facilities. Compliance with these laws had no material effect on capital expenditures, results of operations or the competitive position of the Company.
Company information
This Annual Report on Form 10-K and the 2016 Proxy Statement will be mailed on or about March 10, 2016 to stockholders of record as of the close of business on February 2, 2016. These reports as well as Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports may also be obtained electronically, free of charge, through the Company’s website at www.publix.com/stock.
Item 1A. Risk Factors
In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business. The Company’s financial condition and results of operations could be materially and adversely affected by any of these risks.
Increased competition and low profit margins could adversely affect the Company.
The retail food industry in which the Company operates is highly competitive with low profit margins. The Company’s competitors include national and regional supermarket chains, independent supermarkets, supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores, restaurants, convenience stores and online retailers. The Company’s ability to attract and retain customers is based primarily on quality of goods and service, price, convenience, product mix and store location.
As a result of the highly competitive environment, traditional supermarkets, including the Company, face business challenges. There has been a trend in recent years for traditional supermarkets to lose market share to nontraditional competitors. The success of the Company, in particular its ability to retain its customers, depends on its ability to meet the business challenges created by this highly competitive environment. There can be no assurance that the Company will be able to meet these challenges. In addition, the Company believes it will face increased competition in the future from existing and potentially new competitors and its financial condition and results of operations could be impacted by the pricing, purchasing, advertising or promotional decisions made by its competitors as well as competitor format innovation and location additions.
General economic and other conditions that impact consumer spending could adversely affect the Company.
The Company’s results of operations are sensitive to changes in general economic conditions that impact consumer spending. Adverse economic conditions, including high unemployment, home foreclosures and weakness in the housing market, declines in the stock market and the instability of the credit markets, could cause a reduction in consumer spending. While there has been a trend toward lower unemployment and fuel prices in recent periods which has contributed to a better economic climate, there is continued uncertainty about the strength of the economic recovery. If the economy does not continue to improve or if it weakens, or if fuel prices increase, consumers may reduce consumer spending. Other conditions that could also affect consumer spending include increases in tax, interest and inflation rates, increases in energy costs, increases in health care costs, the impact of natural disasters or acts of terrorism, and other factors. This reduction in the level of consumer spending could cause customers to purchase lower margin items or to shift spending to lower priced competitors, which could adversely affect the Company’s financial condition and results of operations.
Increased operating costs could adversely affect the Company.
The Company’s operations tend to be more labor intensive than some of its competitors due to the additional customer service offered in its supermarkets. Consequently, uncertain labor markets, government mandated increases in the minimum wage or other benefits, increased wage rates by retailers and other labor market competitors, an increased proportion of full-time employees, increased costs of health care due to health insurance reform or other factors could result in an increase in labor costs. In addition, the inability to improve or manage operating costs, including payroll, facilities or other non-product related costs, could adversely affect the Company’s financial condition and results of operations.

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
The Company receives, retains and transmits confidential information about its customers, employees and suppliers and entrusts certain of that information to third party service providers. The Company depends upon the secure transmission of confidential information, including customer payments, over external networks. Additionally, the use of individually identifiable data by the Company and its third party service providers is subject to federal, state and local laws and regulations. An intrusion into or compromise of the Company’s information technology systems, or those of its third party service providers, that results in customer, employee or supplier information being obtained by unauthorized persons could adversely affect the Company’s reputation with existing and potential customers, employees and others. Such an intrusion or compromise could require expending significant resources related to remediation, lead to legal proceedings and regulatory actions, result in a disruption of operations, and have an adverse effect on the Company’s financial condition and results of operations.
Disruptions in information technology systems could adversely affect the Company.
The Company is dependent on complex information technology systems to operate its business, enhance customer service, improve the efficiency of its supply chain and increase employee efficiency. Certain of these information technology systems are hosted by third party service providers. The Company’s information technology systems, as well as those of the Company’s third party service providers, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malicious service disruptions, catastrophic events and user errors. Significant disruptions in the information technology systems of the Company or its third party service providers could have an adverse effect on the Company’s financial condition and results of operations.
Unexpected changes in the insurance market or factors affecting self-insurance reserve estimates could adversely affect the Company.
The Company uses a combination of insurance coverage and self-insurance to provide for potential liability for employee benefits, workers’ compensation, general liability, fleet liability and directors and officers liability. The Company is self-insured for property, plant and equipment losses. There is no assurance that the Company will be able to continue to maintain its insurance coverage or obtain comparable insurance coverage on commercially reasonable terms. Self-insurance reserves are determined based on actual claims experience and an estimate of claims incurred but not reported including, where necessary, actuarial studies. Actuarial projections of losses are subject to variability caused by, but not limited to, such factors as future interest and inflation rates, future economic conditions, claims experience, litigation trends and benefit level changes. The Company’s financial condition and results of operations could be adversely affected by an increase in the frequency or costs of claims, changes in actuarial assumptions or catastrophic events involving property, plant and equipment losses.
Product liability claims, product recalls and the resulting unfavorable publicity could adversely affect the Company.
The distribution and sale of grocery, drug and other products purchased from suppliers or manufactured by the Company entails an inherent risk of product liability claims, product recall and the resulting adverse publicity. Such products may contain contaminants that may be inadvertently sold by the Company. These contaminants may, in certain cases, result in illness, injury or death if processing at the consumer level, if applicable, does not eliminate the contaminants. Even an inadvertent shipment of adulterated products may be a violation of law and may lead to a product recall and/or an increased risk of exposure to product liability claims. There can be no assurance that such claims will not be asserted against the Company or that the Company will not be obligated to perform product recalls in the future. If a product liability claim is successful, the Company’s insurance coverage may not be adequate to pay all liabilities, and the Company may not be able to continue to maintain such insurance coverage or obtain comparable insurance coverage on commercially reasonable terms. If the Company does not have adequate insurance coverage or contractual indemnification available, product liability claims could have an adverse effect on the Company’s ability to successfully market its products and on the Company’s financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the adverse publicity surrounding any assertion that the Company’s products caused illness or injury could have an adverse effect on the Company’s reputation with existing and potential customers and on the Company’s financial condition and results of operations.
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
In addition to environmental laws and regulations, the Company is subject to federal, state and local laws and regulations relating to, among other things, product labeling and safety, zoning, land use, workplace safety, public health, accessibility and restrictions on the sale of various products, including alcoholic beverages, tobacco and drugs. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, labor, working conditions, disabled access and work permit requirements. Compliance with, or changes in, these laws, the passage of new laws and increased government regulation could adversely affect the Company’s financial condition and results of operations.
Unfavorable results of legal proceedings could adversely affect the Company.
The Company is subject from time to time to various lawsuits, claims and charges arising in the normal course of business, including employment, personal injury, commercial and other matters. Some lawsuits also contain class action allegations. The Company estimates its exposure to these legal proceedings and establishes reserves for the estimated liabilities. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by the Company, differences in actual outcomes or changes in the Company’s evaluation could have an adverse effect on the Company’s financial condition or results of operations.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
At year end, the Company operated 52.1 million square feet of supermarket space. The Company’s supermarkets vary in size. Current supermarket prototypes range from 28,000 to 61,000 square feet. Supermarkets are often located in strip shopping centers where the Company is the anchor tenant. The majority of the Company’s supermarkets are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by new leases. Both the building and land are owned at 232 locations. The building is owned while the land is leased at 56 other locations.
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
The Company’s corporate offices, primary distribution centers and manufacturing facilities are owned with no outstanding debt. The Company’s properties are well maintained, in good operating condition and suitable for operating its business.

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
The Company’s common stock is not traded on an established securities market. Substantially all transactions of the Company’s common stock have been among the Company, its employees, former employees, their families and the benefit plans established for the Company’s employees. Common stock is made available for sale by the Company only to its current employees and members of its Board of Directors through the Company’s Employee Stock Purchase Plan (ESPP) and Non-Employee Directors Stock Purchase Plan (Directors Plan) and to participants of the Company’s 401(k) Plan. In addition, common stock is provided to employees through the Employee Stock Ownership Plan (ESOP). The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, Directors Plan, 401(k) Plan and ESOP each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company. The Company serves as the registrar and stock transfer agent for its common stock.
Because there is no trading of the Company’s common stock on an established securities market, the market price of the Company’s common stock is determined by its Board of Directors. As part of the process to determine the stock value, an independent valuation is obtained. The process includes comparing the Company’s financial results to those of comparable companies that are publicly traded (comparable publicly traded companies). The purpose of the process is to determine a value for the Company’s common stock that is comparable to the stock value of comparable publicly traded companies by considering both the results of the stock market and the relative financial results of comparable publicly traded companies. The market prices for the Company’s common stock for 2015 and 2014 were as follows:

	2015	2014
January - February	$33.80	30.00
March - April	39.05	30.15
May - July	42.10	32.50
August - October	42.00	33.85
November - December	41.80	33.80

(b)	Approximate Number of Equity Security Holders
As of February 2, 2016, the approximate number of holders of record of the Company’s common stock was 172,000.

(c)	Dividends
In the third quarter of 2015, the Company began paying dividends quarterly rather than semiannually. During 2015, the Company paid one semiannual dividend of $0.39 per share and two quarterly dividends of $0.20 per share for a total of $0.79 per share. During 2014, the Company paid two semiannual dividends of $0.37 per share for a total of $0.74 per share. Payment of dividends is within the discretion of the Board of Directors and depends on, among other factors, net earnings, capital requirements and the financial condition of the Company. However, the Company intends to continue to pay comparable dividends to stockholders in the future.

(d)	Purchases of Equity Securities by the Issuer
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended December 26, 2015 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 27, 2015 through October 31, 2015	865	$42.00	N/A	N/A
November 1, 2015 through November 28, 2015	2,055	41.80	N/A	N/A
November 29, 2015 through December 26, 2015	1,230	41.80	N/A	N/A
Total	4,150	$41.84	N/A	N/A

____________________________

(1)
Common stock is made available for sale by the Company only to its current employees and members of its Board of Directors through the ESPP and Directors Plan and to participants of the 401(k) Plan. In addition, common stock is provided to employees through the ESOP. The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, Directors Plan, 401(k) Plan and ESOP each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company.

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended December 26, 2015 required to be disclosed in the last two columns of the table.

(e)	Performance Graph
The following performance graph sets forth the Company’s cumulative total stockholder return during the five years ended December 26, 2015, compared to the cumulative total return on the S&P 500 Index and a custom Peer Group Index including retail food supermarket companies.(1) The Peer Group Index is weighted based on the various companies’ market capitalization. The comparison assumes $100 was invested at the end of 2010 in the Company’s common stock and in each of the related indices and assumes reinvestment of dividends.
The Company’s common stock is valued as of the end of each fiscal quarter. After the end of a quarter, however, shares continue to be traded at the prior valuation until the new valuation is received. The cumulative total return for the companies represented in the S&P 500 Index and the custom Peer Group Index is based on those companies’ trading price as of the Company’s fiscal year end. The following performance graph is based on the Company’s trading price at fiscal year end based on its market price as of the prior fiscal quarter. For comparative purposes, a performance graph based on the fiscal year end valuation (market price as of March 1, 2016) is provided in the 2016 Proxy Statement. Past stock performance shown below is no guarantee of future performance.
Comparison of Five-Year Cumulative Return Based Upon Fiscal Year End Trading Price

	2010	2011	2012	2013	2014	2015
Publix	$100.00	104.25	120.69	164.89	189.93	239.30
S&P 500	100.00	102.19	116.57	156.33	180.99	182.38
Peer Group (1)	100.00	103.90	101.00	153.12	201.99	258.75

___________________________

(1)	Companies included in the Peer Group are Ahold, Delhaize Group, Kroger, Supervalu and Weis Markets. Safeway is no longer included in the Peer Group due to its acquisition by Albertson’s in 2015.

Item 6.   Selected Financial Data

	2015	2014	2013	2012	2011 (1)
	(Amounts are in thousands, except per share amounts and number of supermarkets)
Sales:
Sales	$32,362,579	30,559,505	28,917,439	27,484,766	26,967,389
Percent change	5.9%	5.7%	5.2%	1.9%	7.3%
Comparable store sales percent change	4.2%	5.4%	3.6%	2.2%	4.1%
Earnings:
Gross profit (2)	$8,902,969	8,326,855	7,980,120	7,573,782	7,447,019
Earnings before income tax expense	$2,869,261	2,570,121	2,465,689	2,302,594	2,261,773
Net earnings	$1,965,048	1,735,308	1,653,954	1,552,255	1,491,966
Net earnings as a percent of sales	6.1%	5.7%	5.7%	5.6%	5.5%
Common stock:
Weighted average shares outstanding	774,428	778,708	780,188	782,553	784,815
Basic and diluted earnings per share	$2.54	2.23	2.12	1.98	1.90
Dividends per share	$0.79	0.74	0.70	0.89 (3)	0.53
Financial data:
Capital expenditures	$1,235,648	1,374,124	668,485	697,112	602,952
Working capital	$1,411,744	1,035,758	881,222	928,138	752,464
Current ratio	1.49	1.38	1.37	1.42	1.37
Total assets	$16,359,278	15,083,480	13,546,641	12,278,320	11,268,232
Long-term debt (including current portion)	$236,446	217,638	162,154	158,472	134,584
Common stock related to ESOP	$2,953,878	2,680,528	2,322,903	2,272,963	2,137,217
Total equity	$12,431,262	11,345,223	10,267,796	9,128,818	8,341,457
Supermarkets	1,114	1,095	1,079	1,069	1,046

____________________________

(1)	Fiscal year 2011 includes 53 weeks. All other years include 52 weeks.

(2)	Gross profit represents sales less cost of merchandise sold as reported in the consolidated statements of earnings.

(3)
The Company paid dividends on its common stock of $0.89 per share in 2012, which included an annual dividend of $0.59 per share paid in June 2012 and a semiannual dividend of $0.30 per share paid in December 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee and North Carolina. The Company has no other significant lines of business or industry segments. As of December 26, 2015, the Company operated 1,114 supermarkets including 768 located in Florida, 182 in Georgia, 61 in Alabama, 54 in South Carolina, 38 in Tennessee and 11 in North Carolina. In 2015, 28 supermarkets were opened (including 10 replacement supermarkets) and 154 supermarkets were remodeled. Nine supermarkets were closed during the period. During 2015, the Company opened 15 supermarkets in Florida, five in North Carolina, three in Alabama, three in South Carolina and two in Georgia. Replacement supermarkets opened in 2015 replaced six of the supermarkets closed during the same period. Two of the remaining supermarkets closed in 2015 will be replaced on site in subsequent periods and one supermarket will not be replaced. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
The Company’s revenues are earned and cash is generated as merchandise is sold to customers. Income is earned by selling merchandise at price levels that produce sales in excess of the cost of merchandise sold and operating and administrative expenses. The Company has generally been able to increase revenues and net earnings from year to year. Further, the Company has been able to meet its cash requirements from internally generated funds without the need for debt financing. The Company’s year end cash balances are impacted by its operating results as well as by capital expenditures, investment transactions, stock repurchases and dividend payments.
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
Operating Environment
The Company is engaged in the highly competitive retail food industry. The Company’s competitors include traditional supermarkets, such as national and regional supermarket chains and independent supermarkets, as well as nontraditional competitors, such as supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores, restaurants, convenience stores and online retailers. The Company’s ability to attract and retain customers is based primarily on quality of goods and service, price, convenience, product mix and store location. In addition, the Company competes with other companies for additional retail site locations. The Company also competes with retailers and other labor market competitors in attracting and retaining quality employees. As a result of the highly competitive environment, traditional supermarkets, including the Company, face business challenges. There has been a trend in recent years for traditional supermarkets to lose market share to nontraditional competitors. The success of the Company, in particular its ability to retain its customers, depends on its ability to meet the business challenges created by this highly competitive environment.
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
Results of Operations
The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2015, 2014 and 2013 include 52 weeks.
Sales
Sales for 2015 were $32.4 billion as compared with $30.6 billion in 2014, an increase of $1,803.1 million or 5.9%. The increase in sales for 2015 as compared with 2014 was primarily due to a 4.2% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. Comparable store sales for 2015 increased primarily due to product cost inflation and increased customer counts resulting from a better economic climate in 2015.
Sales for 2014 were $30.6 billion as compared with $28.9 billion in 2013, an increase of $1,642.1 million or 5.7%. The increase in sales for 2014 as compared with 2013 was primarily due to a 5.4% increase in comparable store sales. Comparable store sales for 2014 increased primarily due to product cost inflation and increased customer counts resulting from a better economic climate in 2014.

Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.5%, 27.2% and 27.6% in 2015, 2014 and 2013, respectively. Excluding the last-in, first-out (LIFO) reserve effect of $26.0 million, $30.7 million and $14.8 million in 2015, 2014 and 2013, respectively, gross profit as a percentage of sales would have been 27.6%, 27.3% and 27.6% in 2015, 2014 and 2013, respectively. After excluding the LIFO reserve effect, the increase in gross profit as a percentage of sales for 2015 as compared with 2014 was primarily due to changes in promotional activities and pricing strategies. After excluding the LIFO reserve effect, the decrease in gross profit as a percentage of sales for 2014 as compared with 2013 was primarily due to increases in promotional activities and product cost increases, some of which were not passed on to customers.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 20.0%, 20.2% and 20.4% in 2015, 2014 and 2013, respectively. The decrease in operating and administrative expenses as a percentage of sales for 2015 as compared with 2014 was primarily due to a decrease in rent as a percentage of sales due to the acquisition of shopping centers with the Company as the anchor tenant. The decrease in operating and administrative expenses as a percentage of sales for 2014 as compared with 2013 was primarily due to a decrease in rent as a percentage of sales due to the acquisition of shopping centers with the Company as the anchor tenant and the adoption of the Accounting Standards Update (ASU) discussed in Recently Issued Accounting Standards below.
Investment income
Investment income was $156.0 million, $143.9 million and $127.3 million in 2015, 2014 and 2013, respectively. The increase in investment income for 2015 as compared with 2014 was primarily due to an increase in realized gains on the sale of equity securities. The increase in investment income for 2014 as compared with 2013 was primarily due to an increase in dividend income and realized gains on the sale of equity securities.
Income tax expense
The effective income tax rate was 31.5%, 32.5% and 32.9% in 2015, 2014 and 2013, respectively. The decrease in the effective income tax rate for 2015 as compared with 2014 was primarily due to a state income tax settlement and investment related tax credits. The decrease in the effective income tax rate for 2014 as compared with 2013 was primarily due to an increase in qualified inventory donations and investment related tax credits partially offset by an increase in income tax expense due to the adoption of the ASU discussed in Recently Issued Accounting Standards below.
Net earnings
Net earnings were $1,965.0 million or $2.54 per share, $1,735.3 million or $2.23 per share and $1,654.0 million or $2.12 per share for 2015, 2014 and 2013, respectively. Net earnings as a percentage of sales were 6.1%, 5.7% and 5.7% for 2015, 2014 and 2013, respectively. The increase in net earnings as a percentage of sales for 2015 as compared with 2014 was primarily due to the increase in gross profit as a percentage of sales and the decrease in operating and administrative expenses as a percentage of sales, as noted above. Net earnings as a percentage of sales for 2014 as compared with 2013 remained unchanged.
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $6,955.1 million as of December 26, 2015, as compared with $6,638.2 million as of December 27, 2014. This increase was primarily due to the Company generating cash in excess of the amount needed for operations, capital expenditures, common stock repurchases and dividend payments.
Net cash provided by operating activities
Net cash provided by operating activities was $2,941.4 million, $2,777.2 million and $2,567.3 million in 2015, 2014 and 2013, respectively. The increase in net cash provided by operating activities for 2015 as compared with 2014 was primarily due to the timing of income tax payments. The increase in net cash provided by operating activities for 2014 as compared with 2013 was primarily due to the increase in net earnings and the timing of payments for merchandise, partially offset by the timing of income tax payments.
Net cash used in investing activities
Net cash used in investing activities was $1,846.5 million, $1,641.7 million and $1,721.5 million in 2015, 2014 and 2013, respectively. The primary use of net cash in investing activities for 2015 was funding capital expenditures and net increases in investment securities. Capital expenditures for 2015 totaled $1,235.6 million. These expenditures were incurred in connection with the opening of 28 new supermarkets (including 10 replacement supermarkets) and remodeling 154 supermarkets. Expenditures were also incurred for supermarkets and remodels in progress, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. In 2015, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $615.2 million. The primary use of net cash in investing activities for 2014 was funding capital expenditures and net increases in investment securities. Capital expenditures for 2014 totaled $1,374.1 million. These expenditures were incurred in connection with the opening of 32 new supermarkets (including 14 replacement supermarkets) and remodeling 138 supermarkets. Expenditures were also incurred for supermarkets and remodels in progress, the construction of new warehouses, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. In 2014, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $307.8 million.
Net cash used in financing activities
Net cash used in financing activities was $1,150.2 million, $1,029.9 million and $881.3 million in 2015, 2014 and 2013, respectively. The increase in net cash used in financing activities for 2015 as compared with 2014 was primarily due to an increase in net common stock repurchases. Net common stock repurchases totaled $510.5 million in 2015, as compared with $404.2 million in 2014. The increase in net cash used in financing activities for 2014 as compared with 2013 was primarily due to an increase in net common stock repurchases. Net common stock repurchases totaled $404.2 million in 2014, as compared with $321.3 million in 2013. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the ESPP, Directors Plan, 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid dividends on its common stock of $0.79 per share or $612.8 million, $0.74 per share or $577.2 million and $0.70 per share or $547.3 million in 2015, 2014 and 2013, respectively.
Capital expenditure projection
Capital expenditures expected to use cash in 2016 are approximately $1,500 million, primarily consisting of new supermarkets, remodeling existing supermarkets, construction of new warehouses, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
Cash requirements
In 2016, the cash requirements for operations, capital expenditures, common stock repurchases and dividend payments are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

Contractual Obligations
Following is a summary of contractual obligations as of December 26, 2015:

	Payments Due by Period
	Total	2016	2017- 2018	2019- 2020	There- after
	(Amounts are in thousands)
Contractual obligations:
Operating leases (1)	$3,684,651	416,196	762,129	638,090	1,868,236
Purchase obligations (2)(3)(4)	1,969,748	1,052,376	310,971	175,037	431,364
Other long-term liabilities:
Self-insurance reserves (5)	350,339	135,865	94,975	42,070	77,429
Accrued postretirement benefit cost (6)	106,204	4,479	9,411	10,032	82,282
Long-term debt (7)	236,446	56,693	116,994	22,087	40,672
Other	101,896	81,185	1,814	1,331	17,566
Total	$6,449,284	1,746,794	1,296,294	888,647	2,517,549
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

(3)	As of December 26, 2015, the Company had $6.2 million outstanding in trade letters of credit and $6.1 million in standby letters of credit to support certain of these purchase obligations.

(4)
Purchase obligations include $902.7 million in real estate taxes, insurance and maintenance commitments related to operating leases. The actual amounts to be paid are variable and have been estimated based on current costs.

(5)	As of December 26, 2015, the Company had a restricted trust account in the amount of $163.2 million for the benefit of the Company’s insurance carrier related to self-insurance reserves.

(6)	For a more detailed description of the postretirement benefit obligations, refer to Note 5 Postretirement Benefits in the Notes to Consolidated Financial Statements.

(7)	For a more detailed description of the long-term debt obligations, refer to Note 4 Consolidation of Joint Ventures and Long-Term Debt in the Notes to Consolidated Financial Statements.

Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued an ASU on lease accounting. The ASU requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating the ASU, the Company expects the adoption of the ASU to have a material effect on the Company’s financial condition due to the recognition of the lease rights and obligations as assets and liabilities. The Company does not expect the ASU to have a material effect on the Company’s results of operations, and the ASU will have no effect on cash flows.
In January 2016, the FASB issued an ASU requiring companies to measure equity securities at fair value with changes in fair value recognized in net earnings as opposed to other comprehensive earnings. The ASU is effective for reporting periods beginning after December 15, 2017. The adoption of the ASU will have an effect on the Company’s results of operations. The extent of the effect on results of operations will vary with the changes in the fair values of equity securities. The ASU will not have an effect on the Company’s financial condition or cash flows.
In November 2015, the FASB issued an ASU requiring companies to classify deferred tax assets and liabilities in the noncurrent section of the balance sheet. The ASU is effective for reporting periods beginning after December 15, 2016 with early adoption permitted.  The adoption of the ASU will not have a material effect on the Company’s financial condition and will not have an effect on the Company’s results of operations or cash flows.
In May 2014, the FASB issued an ASU on the recognition of revenue from contracts with customers. The ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The ASU is effective for reporting periods beginning after December 15, 2017 with early adoption permitted only for reporting periods beginning after December 15, 2016. The adoption of the ASU will not have a material effect on the Company’s financial condition, results of operations or cash flows.
In January 2014, the FASB issued an ASU permitting companies to make an accounting policy election to account for qualified affordable housing investments using the proportional amortization method if certain criteria are met. Under this method, the investment is amortized in proportion to the tax credits received and the net investment performance is recognized in the statements of earnings as a component of income tax expense. The ASU was effective for reporting periods beginning after December 15, 2014 with early adoption permitted. The Company elected to early adopt the ASU. The cumulative effect of the change from adopting the ASU was recorded during the quarter ended March 29, 2014 as the effect on the quarter and prior periods was not material to the Company’s financial condition or results of operations.
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
Inventories
Inventories are valued at the lower of cost or market. The cost for 84% of inventories was determined using the dollar value LIFO method as of December 26, 2015 and December 27, 2014. Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to each similar merchandise category’s ending retail value. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value manufactured, seasonal, certain perishable and other miscellaneous inventory items because of fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink.
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

Debt securities with unrealized losses are considered OTTI if the Company intends to sell the debt security or if the Company will be required to sell the debt security prior to any anticipated recovery. If the Company determines that a debt security is OTTI under these circumstances, the impairment recognized in earnings is measured as the difference between the amortized cost and the current fair value. A debt security is also determined to be OTTI if the Company does not expect to recover the amortized cost of the debt security. However, in this circumstance, if the Company does not intend to sell the debt security and will not be required to sell the debt security, the impairment recognized in earnings equals the estimated credit loss as measured by the difference between the present value of expected cash flows and the amortized cost of the debt security. Expected cash flows are discounted using the debt security’s effective interest rate. Debt securities held by the Company at year end primarily consisted of corporate, state and municipal bonds with high credit ratings; therefore, the Company believes the credit risk is low. The Company believes a 100 basis point increase in interest rates would result in an immaterial unrealized loss on its debt securities. Since the Company does not intend to sell its debt securities or will likely not be required to sell its debt securities prior to any anticipated recovery, such a hypothetical temporary unrealized loss would impact comprehensive earnings, but not net earnings or cash flows.
Equity securities held by the Company are subject to equity price risk that results from fluctuations in quoted market prices as of the balance sheet date. Market price fluctuations may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. An equity security is determined to be OTTI if the Company does not expect to recover the cost of the equity security. A hypothetical decrease of 10% in the value of the Company’s equity securities would result in an immaterial decrease in the value of long-term investments.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the net book value of an asset to the future net undiscounted cash flows expected to be generated by the asset. An impairment loss is recorded for the excess of the net book value over the fair value of the asset. The fair value is estimated based on expected discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell and are no longer depreciated. Long-lived assets, including buildings and improvements, leasehold improvements, and furniture, fixtures and equipment, are evaluated for impairment at the supermarket level.
The Company’s judgment regarding the existence of circumstances that indicate the potential impairment of an asset’s net book value is based on several factors, including the decision to close a supermarket or a decline in operating cash flows. The variability of these factors depends on a number of conditions, including uncertainty about future events and general economic conditions; therefore, the Company’s accounting estimates may change from period to period. These factors could cause the Company to conclude that a potential impairment exists, and the applicable impairment tests could result in a determination that the value of long-lived assets is impaired, resulting in a write-down of the long-lived assets. The Company attempts to select supermarket sites that will achieve the forecasted operating results. To the extent the Company’s assets are maintained in good condition and the forecasted operating results of the supermarkets are achieved, it is relatively unlikely that future assessments of recoverability would result in impairment charges that would have a material effect on the Company’s financial condition and results of operations. There were no material changes in the estimates or assumptions related to the impairment of long-lived assets in 2015.
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

Self-Insurance
The Company is self-insured for health care claims and property, plant and equipment losses. The Company has insurance coverage for losses in excess of self-insurance limits for workers’ compensation, general liability and fleet liability claims. Historically, it has been infrequent for incurred claims to exceed these self-insurance limits.
Self-insurance reserves are established for health care, workers’ compensation, general liability and fleet liability claims. These reserves are determined based on actual claims experience and an estimate of claims incurred but not reported including, where necessary, actuarial studies. The Company believes that the use of actuarial studies to determine self-insurance reserves represents a consistent method of measuring these subjective estimates. Actuarial projections of losses for general liability and workers’ compensation claims are discounted and subject to variability. The causes of variability include, but are not limited to, such factors as future interest and inflation rates, future economic conditions, claims experience, litigation trends and benefit level changes. The Company believes a 100 basis point change in the discount rate would result in an immaterial change in the Company’s self-insurance reserves.
Forward-Looking Statements
From time to time, certain information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking information includes statements about the future performance of the Company, which is based on management’s assumptions and beliefs in light of the information currently available to them. When used, the words “plan,” “estimate,” “project,” “intend,” “expect,” “believe” and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to, the following: competitive practices and pricing in the food and drug industries generally and particularly in the Company’s principal markets; results of programs to increase sales, including private label sales; results of programs to control or reduce costs; changes in buying, pricing and promotional practices; changes in shrink management; changes in the general economy; changes in consumer spending; changes in population, employment and job growth in the Company’s principal markets; and other factors affecting the Company’s business within or beyond the Company’s control. These factors include changes in the rate of inflation, changes in federal, state and local laws and regulations, adverse determinations with respect to litigation or other claims, ability to recruit and retain employees, increases in operating costs including, but not limited to, labor costs, credit card fees and utility costs, particularly electric rates, ability to construct new supermarkets or complete remodels as rapidly as planned and stability of product costs. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Except as may be required by applicable law, the Company assumes no obligation to publicly update these forward-looking statements.

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
Debt securities are subject to both interest rate risk and credit risk. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the debt security or if the Company will be required to sell the debt security prior to any anticipated recovery. If the Company determines that a debt security is OTTI under these circumstances, the impairment recognized in earnings is measured as the difference between the amortized cost and the current fair value. A debt security is also determined to be OTTI if the Company does not expect to recover the amortized cost of the debt security. However, in this circumstance, if the Company does not intend to sell the debt security and will not be required to sell the debt security, the impairment recognized in earnings equals the estimated credit loss as measured by the difference between the present value of expected cash flows and the amortized cost of the debt security. Expected cash flows are discounted using the debt security’s effective interest rate. Debt securities at year end primarily consisted of corporate, state and municipal bonds with high credit ratings; therefore, the Company believes the credit risk is low. The Company believes a 100 basis point increase in long-term interest rates would result in an immaterial unrealized loss on its debt securities. Since the Company does not intend to sell its debt securities or will likely not be required to sell its debt securities prior to any anticipated recovery, such a hypothetical temporary unrealized loss would impact comprehensive earnings, but not net earnings or cash flows.
Equity securities are subject to equity price risk that results from fluctuations in quoted market prices as of the balance sheet date. Market price fluctuations may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. An equity security is determined to be OTTI if the Company does not expect to recover the cost of the equity security. A hypothetical decrease of 10% in the value of the Company’s equity securities would result in an immaterial decrease in the value of long-term investments.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule
Page
Report of Independent Registered Public Accounting Firm	19

Consolidated Financial Statements:

Consolidated Balance Sheets – December 26, 2015 and December 27, 2014	20

Consolidated Statements of Earnings – Years ended December 26, 2015, December 27, 2014 and December 28, 2013	22

Consolidated Statements of Comprehensive Earnings – Years ended December 26, 2015, December 27, 2014 and December 28, 2013	23

Consolidated Statements of Cash Flows – Years ended December 26, 2015, December 27, 2014 and December 28, 2013	24

Consolidated Statements of Stockholders’ Equity – Years ended December 26, 2015, December 27, 2014 and December 28, 2013	26

Notes to Consolidated Financial Statements	27

The following consolidated financial statement schedule of the Company for the years ended December 26, 2015, December 27, 2014 and December 28, 2013 is submitted herewith:

Schedule II – Valuation and Qualifying Accounts	40

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Publix Super Markets, Inc.:
We have audited the accompanying consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries as of December 26, 2015 and December 27, 2014, and the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended December 26, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. and subsidiaries as of December 26, 2015 and December 27, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Tampa, Florida
March 1, 2016
Certified Public Accountants

PUBLIX SUPER MARKETS, INC.
Consolidated Balance Sheets
December 26, 2015 and
December 27, 2014

	2015	2014
ASSETS	(Amounts are in thousands)
Current assets:
Cash and cash equivalents	$352,176	407,493
Short-term investments	1,376,698	999,169
Trade receivables	723,685	549,443
Merchandise inventories	1,740,513	1,597,683
Deferred tax assets	51,216	71,142
Prepaid expenses	70,145	108,619
Total current assets	4,314,433	3,733,549
Long-term investments	5,226,236	5,231,561
Other noncurrent assets	431,311	395,428
Property, plant and equipment:
Land	1,157,619	936,185
Buildings and improvements	3,467,015	2,959,186
Furniture, fixtures and equipment	4,303,132	4,101,837
Leasehold improvements	1,635,791	1,514,200
Construction in progress	148,755	155,382
	10,712,312	9,666,790
Accumulated depreciation	(4,325,014)	(3,943,848)
Net property, plant and equipment	6,387,298	5,722,942
	$16,359,278	15,083,480

See accompanying notes to consolidated financial statements.

	2015	2014
LIABILITIES AND EQUITY	(Amounts are in thousands, except par value)
Current liabilities:
Accounts payable	$1,675,858	1,538,108
Accrued expenses:
Contributions to retirement plans	513,072	477,154
Self-insurance reserves	135,865	151,153
Salaries and wages	131,253	120,372
Other	380,314	373,086
Current portion of long-term debt	56,693	24,936
Federal and state income taxes	9,634	12,982
Total current liabilities	2,902,689	2,697,791
Deferred tax liabilities	425,132	388,667
Self-insurance reserves	214,474	213,213
Accrued postretirement benefit cost	101,725	106,570
Long-term debt	179,753	192,702
Other noncurrent liabilities	104,243	139,314
Total liabilities	3,928,016	3,738,257
Common stock related to Employee Stock Ownership Plan (ESOP)	2,953,878	2,680,528
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued and outstanding 770,175 shares in 2015 and 774,472 shares in 2014	770,175	774,472
Additional paid-in capital	2,556,391	2,200,892
Retained earnings	9,041,497	8,218,340
Accumulated other comprehensive earnings	26,268	109,134
Common stock related to ESOP	(2,953,878)	(2,680,528)
Total stockholders’ equity	9,440,453	8,622,310
Noncontrolling interests	36,931	42,385
Total equity	12,431,262	11,345,223
Commitments and contingencies	—	—
	$16,359,278	15,083,480

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Earnings
Years ended December 26, 2015, December 27, 2014
and December 28, 2013

	2015	2014	2013
	(Amounts are in thousands, except per share amounts)
Revenues:
Sales	$32,362,579	30,559,505	28,917,439
Other operating income	256,180	242,961	230,079
Total revenues	32,618,759	30,802,466	29,147,518
Costs and expenses:
Cost of merchandise sold	23,459,610	22,232,650	20,937,319
Operating and administrative expenses	6,480,908	6,168,955	5,890,461
Total costs and expenses	29,940,518	28,401,605	26,827,780
Operating profit	2,678,241	2,400,861	2,319,738
Investment income	156,026	143,875	127,299
Other nonoperating income, net	34,994	25,385	18,652
Earnings before income tax expense	2,869,261	2,570,121	2,465,689
Income tax expense	904,213	834,813	811,735
Net earnings	$1,965,048	1,735,308	1,653,954
Weighted average shares outstanding	774,428	778,708	780,188
Basic and diluted earnings per share	$2.54	2.23	2.12

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Comprehensive Earnings
Years ended December 26, 2015, December 27, 2014
and December 28, 2013

	2015	2014	2013
	(Amounts are in thousands)
Net earnings	$1,965,048	1,735,308	1,653,954
Other comprehensive earnings:
Unrealized (loss) gain on available-for-sale (AFS) securities net of income taxes of $(27,605), $37,133 and $41,474 in 2015, 2014 and 2013, respectively	(43,838)	58,968	65,861
Reclassification adjustment for net realized gain on AFS securities net of income taxes of $(26,972), $(22,571) and $(18,458) in 2015, 2014 and 2013, respectively	(42,829)	(35,842)	(29,311)
Adjustment to postretirement benefit plan obligation net of income taxes of $2,394, $(624) and $7,658 in 2015, 2014 and 2013, respectively	3,801	(991)	12,160
Comprehensive earnings	$1,882,182	1,757,443	1,702,664

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Cash Flows
Years ended December 26, 2015, December 27, 2014
and December 28, 2013

	2015	2014	2013
	(Amounts are in thousands)
Cash flows from operating activities:
Cash received from customers	$32,249,651	30,596,486	28,942,460
Cash paid to employees and suppliers	(28,718,224)	(27,045,219)	(25,673,800)
Income taxes paid	(721,226)	(895,758)	(789,721)
Self-insured claims paid	(315,624)	(317,441)	(321,060)
Dividends and interest received	219,589	222,134	205,923
Other operating cash receipts	249,588	235,642	222,178
Other operating cash payments	(22,389)	(18,612)	(18,677)
Net cash provided by operating activities	2,941,365	2,777,232	2,567,303
Cash flows from investing activities:
Payment for capital expenditures	(1,235,648)	(1,374,124)	(668,485)
Proceeds from sale of property, plant and equipment	4,350	40,222	21,360
Payment for investments	(2,764,436)	(1,839,814)	(2,442,298)
Proceeds from sale and maturity of investments	2,149,233	1,532,007	1,367,922
Net cash used in investing activities	(1,846,501)	(1,641,709)	(1,721,501)
Cash flows from financing activities:
Payment for acquisition of common stock	(855,801)	(688,339)	(563,470)
Proceeds from sale of common stock	345,319	284,105	242,211
Dividends paid	(612,766)	(577,227)	(547,287)
Repayments of long-term debt	(30,164)	(57,442)	(16,803)
Other, net	3,231	9,005	4,015
Net cash used in financing activities	(1,150,181)	(1,029,898)	(881,334)
Net (decrease) increase in cash and cash equivalents	(55,317)	105,625	(35,532)
Cash and cash equivalents at beginning of year	407,493	301,868	337,400
Cash and cash equivalents at end of year	$352,176	407,493	301,868

See accompanying notes to consolidated financial statements.

	2015	2014	2013
	(Amounts are in thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,965,048	1,735,308	1,653,954
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	581,892	513,393	501,689
Increase in LIFO reserve	25,996	30,743	14,787
Retirement contributions paid or payable in common stock	369,017	338,979	319,175
Deferred income taxes	108,574	2,392	1,061
Loss on disposal and impairment of property, plant and equipment	49,596	26,155	26,065
Gain on AFS securities	(69,801)	(58,413)	(47,769)
Net amortization of investments	137,883	137,533	133,422
Change in operating assets and liabilities providing (requiring) cash:
Trade receivables	(174,610)	(8,829)	(21,086)
Merchandise inventories	(168,826)	(121,449)	(112,397)
Prepaid expenses and other noncurrent assets	(12,571)	(4,210)	(1,757)
Accounts payable and accrued expenses	114,811	268,491	76,083
Self-insurance reserves	(14,027)	8,325	4,315
Federal and state income taxes	38,920	(86,910)	21,844
Other noncurrent liabilities	(10,537)	(4,276)	(2,083)
Total adjustments	976,317	1,041,924	913,349
Net cash provided by operating activities	$2,941,365	2,777,232	2,567,303

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Stockholders’ Equity
Years ended December 26, 2015, December 27, 2014
and December 28, 2013

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings	Common Stock Related to ESOP	Total Stock- holders’ Equity
	(Amounts are in thousands, except per share amounts)
Balances at December 29, 2012	$776,094	1,627,258	6,640,538	—	38,289	(2,272,963)	6,809,216
Comprehensive earnings	—	—	1,653,954	—	48,710	—	1,702,664
Dividends, $0.70 per share	—	—	(547,287)	—	—	—	(547,287)
Contribution of 12,967 shares to retirement plans	9,548	214,371	—	76,926	—	—	300,845
Acquisition of 21,602 shares from stockholders	—	—	—	(563,470)	—	—	(563,470)
Sale of 9,262 shares to stockholders	2,275	57,345	—	182,591	—	—	242,211
Retirement of 11,196 shares	(11,196)	—	(292,757)	303,953	—	—	—
Change for ESOP related shares	—	—	—	—	—	(49,940)	(49,940)
Balances at December 28, 2013	776,721	1,898,974	7,454,448	—	86,999	(2,322,903)	7,894,239
Comprehensive earnings	—	—	1,735,308	—	22,135	—	1,757,443
Dividends, $0.74 per share	—	—	(577,227)	—	—	—	(577,227)
Contribution of 10,272 shares to retirement plans	8,063	235,362	—	66,289	—	—	309,714
Acquisition of 21,356 shares from stockholders	—	—	—	(688,339)	—	—	(688,339)
Sale of 8,835 shares to stockholders	2,168	66,556	—	215,381	—	—	284,105
Retirement of 12,480 shares	(12,480)	—	(394,189)	406,669	—	—	—
Change for ESOP related shares	—	—	—	—	—	(357,625)	(357,625)
Balances at December 27, 2014	774,472	2,200,892	8,218,340	—	109,134	(2,680,528)	8,622,310
Comprehensive earnings	—	—	1,965,048	—	(82,866)	—	1,882,182
Dividends, $0.79 per share	—	—	(612,766)	—	—	—	(612,766)
Contribution of 8,516 shares to retirement plans	6,172	247,139	—	79,248	—	—	332,559
Acquisition of 21,276 shares from stockholders	—	—	—	(855,801)	—	—	(855,801)
Sale of 8,463 shares to stockholders	2,756	108,360	—	234,203	—	—	345,319
Retirement of 13,225 shares	(13,225)	—	(529,125)	542,350	—	—	—
Change for ESOP related shares	—	—	—	—	—	(273,350)	(273,350)
Balances at December 26, 2015	$770,175	2,556,391	9,041,497	—	26,268	(2,953,878)	9,440,453

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies

(a)	Business
Publix Super Markets, Inc. and its wholly owned subsidiaries (the Company) are in the business of operating retail food supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee and North Carolina. The Company was founded in 1930 and later merged into another corporation that was originally incorporated in 1921. The Company has no other significant lines of business or industry segments. See percentage of consolidated sales by merchandise category on page 1.

(b)	Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and certain joint ventures in which the Company has a controlling financial interest. All significant intercompany balances and transactions are eliminated in consolidation.

(c)	Fiscal Year
The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2015, 2014 and 2013 include 52 weeks.

(d)	Cash Equivalents
The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

(e)	Trade Receivables
Trade receivables primarily include amounts due from vendor allowances, debit and credit card sales and third party insurance pharmacy billings.

(f)	Inventories
Inventories are valued at the lower of cost or market. The cost for 84% of inventories was determined using the dollar value last-in, first-out (LIFO) method as of December 26, 2015 and December 27, 2014. Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to each similar merchandise category’s ending retail value. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value manufactured, seasonal, certain perishable and other miscellaneous inventory items because of fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink. If all inventories were valued using the FIFO method, inventories and current assets would have been higher than reported by $446,503,000 and $420,507,000 as of December 26, 2015 and December 27, 2014, respectively.

(g)	Investments
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

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(h)	Property, Plant and Equipment and Depreciation
Assets are recorded at cost and are depreciated using the straight-line method over their estimated useful lives or the terms of the related leases, if shorter, as follows:

Buildings and improvements	10–40 years
Furniture, fixtures and equipment	3–20 years
Leasehold improvements	10–20 years
Maintenance and repairs are charged to operating expenses as incurred. Expenditures for renewals and betterments are capitalized. The gain or loss realized on disposed assets or assets to be disposed of is recorded as operating and administrative expenses in the consolidated statements of earnings.

(i)	Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the net book value of an asset to the future net undiscounted cash flows expected to be generated by the asset. An impairment loss is recorded for the excess of the net book value over the fair value of the asset. The fair value is estimated based on expected discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell and are no longer depreciated. Long-lived assets, including buildings and improvements, leasehold improvements, and furniture, fixtures and equipment, are evaluated for impairment at the supermarket level.

(j)	Self-Insurance
The Company is self-insured for health care claims and property, plant and equipment losses. The Company has insurance coverage for losses in excess of self-insurance limits for workers’ compensation, general liability and fleet liability claims. Self-insurance reserves are established for health care, workers’ compensation, general liability and fleet liability claims. These reserves are determined based on actual claims experience and an estimate of claims incurred but not reported including, where necessary, actuarial studies. Actuarial projections of losses for general liability and workers’ compensation claims are discounted.

(k)	Comprehensive Earnings
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

(l)	Revenue Recognition
Revenue is recognized at the point of sale for retail sales. Customer returns are immaterial. Vendor coupons that are reimbursed are accounted for as sales. Coupons and other sales incentives offered by the Company that are not reimbursed are recorded as a reduction of sales.

(m)	Sales Taxes
The Company records sales net of applicable sales taxes.

(n)	Other Operating Income
Other operating income is recognized on a net revenue basis as earned. Other operating income includes income generated from other activities, primarily lottery commissions, licensee sales commissions, automated teller transaction fees, mall gift card commissions, vending machine commissions, money transfer fees and coupon redemption income.

(o)	Cost of Merchandise Sold
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

(p)	Advertising Costs
Advertising costs are expensed as incurred and were $248,454,000, $232,499,000 and $217,451,000 for 2015, 2014 and 2013, respectively.

(q)	Other Nonoperating Income, net
Other nonoperating income, net includes rent received from tenants in owned shopping centers, net of related expenses, and other miscellaneous nonoperating income.

(r)	Income Taxes
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

(s)	Common Stock and Earnings Per Share
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

(t)	Use of Estimates
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
The fair value of AFS securities is based on market prices using the following measurement categories:
Level 1 – Fair value is determined by using quoted prices in active markets for identical investments. AFS securities that are included in this category are primarily mutual funds, exchange traded funds and equity securities.
Level 2 – Fair value is determined by using other than quoted prices. By using observable inputs (for example, benchmark yields, interest rates, reported trades and broker dealer quotes), the fair value is determined through processes such as benchmark curves, benchmarking of like securities and matrix pricing of corporate, state and municipal bonds by using pricing of similar bonds based on coupons, ratings and maturities. AFS securities that are included in this category are primarily debt securities (tax exempt and taxable bonds).
Level 3 – Fair value is determined by using other than observable inputs. Fair value is determined by using the best information available in the circumstances and requires significant management judgment or estimation. No AFS securities are currently included in this category.
Following is a summary of fair value measurements for AFS securities as of December 26, 2015 and December 27, 2014:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
December 26, 2015	$6,602,934	1,049,791	5,553,143	—
December 27, 2014	6,230,730	1,439,360	4,791,370	—
(3)    Investments
Following is a summary of AFS securities as of December 26, 2015 and December 27, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
2015
Tax exempt bonds	$3,336,841	12,038	2,737	3,346,142
Taxable bonds	2,214,366	1,492	10,399	2,205,459
Restricted investments	164,548	—	1,389	163,159
Equity securities	836,153	78,378	26,357	888,174
	$6,551,908	91,908	40,882	6,602,934
2014
Tax exempt bonds	$3,205,647	17,460	4,011	3,219,096
Taxable bonds	1,569,828	3,005	4,592	1,568,241
Restricted investments	170,000	—	776	169,224
Equity securities	1,092,985	191,493	10,309	1,274,169
	$6,038,460	211,958	19,688	6,230,730
Realized gains on sales of AFS securities totaled $94,778,000 for 2015. Realized losses on sales of AFS securities totaled $24,977,000 for 2015.
Realized gains on sales of AFS securities totaled $61,390,000 for 2014. Realized losses on sales of AFS securities totaled $2,977,000 for 2014.
Realized gains on sales of AFS securities totaled $64,637,000 for 2013. Realized losses on sales of AFS securities totaled $16,868,000 for 2013.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

The amortized cost and fair value of AFS securities by expected maturity as of December 26, 2015 and December 27, 2014 are as follows:

	2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Amounts are in thousands)
Due in one year or less	$1,375,450	1,376,698	996,674	999,169
Due after one year through five years	3,951,600	3,948,654	3,493,708	3,501,821
Due after five years through ten years	161,732	162,999	183,552	183,168
Due after ten years	62,425	63,250	101,541	103,179
	5,551,207	5,551,601	4,775,475	4,787,337
Restricted investments	164,548	163,159	170,000	169,224
Equity securities	836,153	888,174	1,092,985	1,274,169
	$6,551,908	6,602,934	6,038,460	6,230,730
Following is a summary of temporarily impaired AFS securities by the time period impaired as of December 26, 2015 and December 27, 2014:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
2015
Tax exempt bonds	$890,907	2,264	63,474	473	954,381	2,737
Taxable bonds	1,676,719	9,988	70,309	411	1,747,028	10,399
Restricted investments	163,159	1,389	—	—	163,159	1,389
Equity securities	274,517	20,561	16,112	5,796	290,629	26,357
Total temporarily impaired AFS securities	$3,005,302	34,202	149,895	6,680	3,155,197	40,882
2014
Tax exempt bonds	$689,909	2,359	93,454	1,652	783,363	4,011
Taxable bonds	936,512	3,666	68,035	926	1,004,547	4,592
Restricted investments	169,224	776	—	—	169,224	776
Equity securities	107,352	8,373	6,229	1,936	113,581	10,309
Total temporarily impaired AFS securities	$1,902,997	15,174	167,718	4,514	2,070,715	19,688
There are 448 AFS securities contributing to the total unrealized loss of $40,882,000 as of December 26, 2015. Unrealized losses related to debt securities are primarily due to interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily due to temporary equity market fluctuations that are expected to recover.

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
As of December 26, 2015, the carrying amounts of the assets and liabilities of the consolidated JVs were $141,355,000 and $64,928,000, respectively. As of December 27, 2014, the carrying amounts of the assets and liabilities of the consolidated JVs were $149,745,000 and $62,867,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2015, 2014 and 2013 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. The Company assumed loans totaling $40,287,000 and $92,678,000 during 2015 and 2014, respectively. Maturities of JV loans range from June 2016 through August 2017 and have variable interest rates based on a LIBOR index plus 175 to 250 basis points. Maturities of assumed shopping center loans range from January 2016 through January 2027 and have fixed interest rates ranging from 4.0% to 7.5%.
As of December 26, 2015, the aggregate annual maturities and scheduled payments of long-term debt are as follows:

Year
(Amounts are in thousands)
2016	$56,693
2017	79,928
2018	37,066
2019	3,809
2020	18,278
Thereafter	40,672
$236,446

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

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

The Company made benefit payments to beneficiaries of retirees of $3,719,000, $3,671,000 and $3,769,000 during 2015, 2014 and 2013, respectively.
A reconciliation of the changes in the benefit obligation and fair value of plan assets and the unfunded status of the plan measured as of December 26, 2015 and December 27, 2014 is as follows:

	2015	2014
	(Amounts are in thousands)
Change in benefit obligation:
Benefit obligation as of beginning of year	$110,808	107,324
Service cost	17	50
Interest cost	4,348	4,939
Actuarial (gain) loss	(5,250)	2,166
Benefit payments	(3,719)	(3,671)
Benefit obligation as of end of year	106,204	110,808
Change in fair value of plan assets:
Fair value of plan assets as of beginning of year	—	—
Employer contributions	3,719	3,671
Benefit payments	(3,719)	(3,671)
Fair value of plan assets as of end of year	—	—
Unfunded status of the plan as of end of year	$106,204	110,808
Current liability	$4,479	4,238
Noncurrent liability	101,725	106,570
Total recognized liability	$106,204	110,808
The estimated future benefit payments are expected to be paid as follows:

Year
(Amounts are in thousands)
2016	$4,479
2017	4,629
2018	4,782
2019	4,935
2020	5,097
2021 through 2025	28,214
Thereafter	54,068
$106,204

Net periodic postretirement benefit cost consists of the following components:

	2015	2014	2013
	(Amounts are in thousands)
Service cost	$17	50	114
Interest cost	4,348	4,939	4,521
Amortization of actuarial loss	945	552	5,253
Net periodic postretirement benefit cost	$5,310	5,541	9,888

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
Following are the actuarial assumptions that were used in the calculation of the year end benefit obligation:

	2015	2014	2013
Discount rate	4.3%	4.0%	4.7%
Rate of compensation increase	4.0%	4.0%	4.0%
Following are the actuarial assumptions that were used in the calculation of the net periodic postretirement benefit cost:

	2015	2014	2013
Discount rate	4.0%	4.7%	3.8%
Rate of compensation increase	4.0%	4.0%	4.0%
The Company determined the discount rate using a yield curve methodology based on high quality bonds with a rating of AA or better.
(6)    Retirement Plans
The Company has a trusteed, noncontributory ESOP for the benefit of eligible employees. The Company recognizes an expense related to the Company’s discretionary contribution to the ESOP based on a percent of net earnings before taxes that is approved by the Board of Directors each year. ESOP contributions can be made in Company common stock or cash. Compensation expense recorded for contributions to this plan was $337,703,000, $310,050,000 and $292,075,000 for 2015, 2014 and 2013, respectively.
Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $427,226,000 and $243,992,000 as of December 26, 2015 and December 27, 2014, respectively. The cost of the shares held by the ESOP totaled $2,526,652,000 and $2,436,536,000 as of December 26, 2015 and December 27, 2014, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $2,953,878,000 and $2,680,528,000 as of December 26, 2015 and December 27, 2014, respectively. The fair value of the shares held by the ESOP totaled $9,201,171,000 and $7,811,906,000 as of December 26, 2015 and December 27, 2014, respectively.
The Company has a 401(k) Plan for the benefit of eligible employees. The 401(k) Plan is a voluntary defined contribution plan. Eligible employees may contribute up to 10% of their eligible annual compensation, subject to the maximum contribution limits established by federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2015, 2014 and 2013, the Board of Directors approved a match of 50% of eligible annual contributions up to 3% of annual compensation, not to exceed a maximum match of $750 per employee. The match, which is determined as of the last day of the plan year and paid in the subsequent plan year, is in common stock of the Company. Compensation expense recorded for the Company’s match to the 401(k) Plan was $30,775,000, $28,475,000 and $26,714,000 for 2015, 2014 and 2013, respectively.
The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(7)    Income Taxes
Total income taxes for 2015, 2014 and 2013 were allocated as follows:

	2015	2014	2013
	(Amounts are in thousands)
Earnings	$904,213	834,813	811,735
Other comprehensive (losses) earnings	(52,183)	13,938	30,674
	$852,030	848,751	842,409
The provision for income taxes consists of the following:

	Current	Deferred	Total
	(Amounts are in thousands)
2015
Federal	$758,084	97,586	855,670
State	37,555	10,988	48,543
	$795,639	108,574	904,213
2014
Federal	$754,187	2,021	756,208
State	78,234	371	78,605
	$832,421	2,392	834,813
2013
Federal	$725,463	(17)	725,446
State	85,211	1,078	86,289
	$810,674	1,061	811,735
A reconciliation of the provision for income taxes at the federal statutory tax rate of 35% to earnings before income taxes compared to the Company’s actual income tax expense is as follows:

	2015	2014	2013
	(Amounts are in thousands)
Federal tax at statutory tax rate	$1,004,241	899,542	862,991
State income taxes (net of federal tax benefit)	31,553	51,093	56,088
ESOP dividend	(62,630)	(61,270)	(59,561)
Other, net	(68,951)	(54,552)	(47,783)
	$904,213	834,813	811,735

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 26, 2015 and December 27, 2014 are as follows:

	2015	2014
	(Amounts are in thousands)
Deferred tax assets:
Self-insurance reserves	$118,082	120,965
Retirement plan contributions	61,898	55,673
Postretirement benefit cost	40,883	42,733
Leases	19,250	21,374
Inventory capitalization	15,072	14,437
Purchase allowances	13,792	16,717
Reserves not currently deductible	10,873	23,326
Other	1,489	1,533
Total deferred tax assets	$281,339	296,758
Deferred tax liabilities:
Property, plant and equipment, primarily due to depreciation	$615,408	528,469
Investment valuation	16,390	69,777
Other	23,457	16,037
Total deferred tax liabilities	$655,255	614,283
The Company expects the results of future operations and the reversal of deferred tax liabilities to generate sufficient taxable income to allow utilization of deferred tax assets; therefore, no valuation allowance has been recorded as of December 26, 2015 and December 27, 2014.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns as well as all open tax years in these jurisdictions. The periods subject to examination for the Company’s federal return are the 2010 through 2014 tax years, and the Internal Revenue Service is currently auditing the 2012 through 2014 tax years. The periods subject to examination for the Company’s state returns are the 2011 through 2014 tax years. The Company believes that the outcome of any examination will not have a material effect on its financial condition, results of operations or cash flows.
In 2014, the Company had $55,000,000 of unrecognized tax benefits that were effectively settled in 2015. Income tax expense for 2015 includes the net effect of this settlement. The Company had no unrecognized tax benefits in 2015.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(8)	Accumulated Other Comprehensive Earnings
A reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for 2015, 2014 and 2013 is as follows:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
Balances at December 29, 2012	$58,286	(19,997)	38,289
Unrealized gain on AFS securities	65,861	—	65,861
Net realized gain on AFS securities reclassified to investment income	(29,311)	—	(29,311)
Amortization of actuarial gain reclassified to operating and administrative expenses	—	12,160	12,160
Net other comprehensive earnings	36,550	12,160	48,710
Balances at December 28, 2013	94,836	(7,837)	86,999
Unrealized gain on AFS securities	58,968	—	58,968
Net realized gain on AFS securities reclassified to investment income	(35,842)	—	(35,842)
Amortization of actuarial loss reclassified to operating and administrative expenses	—	(991)	(991)
Net other comprehensive earnings (losses)	23,126	(991)	22,135
Balances at December 27, 2014	117,962	(8,828)	109,134
Unrealized loss on AFS securities	(43,838)	—	(43,838)
Net realized gain on AFS securities reclassified to investment income	(42,829)	—	(42,829)
Amortization of actuarial gain reclassified to operating and administrative expenses	—	3,801	3,801
Net other comprehensive (losses) earnings	(86,667)	3,801	(82,866)
Balances at December 26, 2015	$31,295	(5,027)	26,268

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(9)    Commitments and Contingencies
(a)Operating Leases
The Company conducts a major portion of its retail operations from leased premises. Initial terms of the leases are typically 20 years, followed by renewal options at five year intervals, and may include rent escalation clauses. Minimum rentals represent fixed lease obligations, including insurance and maintenance to the extent they are fixed in the lease. Contingent rentals represent variable lease obligations, including real estate taxes, insurance, maintenance and, for certain premises, additional rentals based on a percentage of sales in excess of stipulated minimums (excess rent). The payment of variable real estate taxes, insurance and maintenance is generally based on the Company’s pro-rata share of total shopping center square footage. The Company recognizes rent expense for operating leases with rent escalation clauses on a straight-line basis over the applicable lease term. The Company estimates excess rent, where applicable, based on annual sales projections and uses the straight-line method to amortize the cost to rent expense. The annual sales projections are reviewed periodically and adjusted if necessary. Additionally, the Company has operating leases for certain transportation and other equipment.
Total rental expense for 2015, 2014 and 2013 is as follows:

	2015	2014	2013
	(Amounts are in thousands)
Minimum rentals	$426,703	439,525	429,755
Contingent rentals	123,152	118,839	116,445
Sublease rental income	(4,979)	(4,867)	(4,820)
	$544,876	553,497	541,380
As of December 26, 2015, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:

Year	Minimum Rental Commitments	Sublease Rental Income	Net
	(Amounts are in thousands)
2016	$421,226	5,030	416,196
2017	397,261	4,018	393,243
2018	372,623	3,737	368,886
2019	339,057	3,360	335,697
2020	303,068	675	302,393
Thereafter	1,869,706	1,470	1,868,236
	$3,702,941	18,290	3,684,651
The Company also owns shopping centers which are leased to tenants for minimum monthly rentals plus, in certain instances, contingent rentals. Minimum rentals represent fixed lease obligations, including insurance and maintenance. Contingent rentals represent variable lease obligations, including real estate taxes, insurance, maintenance and, for certain premises, excess rent. Rental income was $95,519,000, $63,026,000 and $47,056,000 for 2015, 2014 and 2013, respectively.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

As of December 26, 2015, future minimum rental payments to be received for all noncancelable operating leases are as follows:

Year
(Amounts are in thousands)
2016	$79,509
2017	67,892
2018	54,642
2019	42,354
2020	29,888
Thereafter	124,939
$399,224

(b)Letters of Credit
As of December 26, 2015, the Company had $6,245,000 outstanding in trade letters of credit and $6,138,000 in standby letters of credit to support certain purchase obligations.
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
(10)    Subsequent Event
On January 4, 2016, the Company declared a quarterly dividend on its common stock of $0.20 per share or approximately $153,900,000, payable February 1, 2016 to stockholders of record as of the close of business January 15, 2016.
(11)    Quarterly Information (unaudited)
Following is a summary of the quarterly results of operations for 2015 and 2014. All quarters have 13 weeks.

	Quarter
	First	Second	Third	Fourth
	(Amounts are in thousands, except per share amounts)
2015
Revenues	$8,412,745	8,018,031	7,902,144	8,285,839
Costs and expenses	7,638,951	7,349,591	7,344,018	7,607,958
Net earnings	548,918	482,741	412,314	521,075
Basic and diluted earnings per share	0.71	0.62	0.53	0.68
2014
Revenues	$7,875,702	7,564,660	7,437,109	7,924,995
Costs and expenses	7,168,648	7,003,741	6,919,123	7,310,093
Net earnings	493,706	404,060	384,218	453,324
Basic and diluted earnings per share	0.63	0.52	0.49	0.58

Schedule II
PUBLIX SUPER MARKETS, INC.
Valuation and Qualifying Accounts
Years ended December 26, 2015, December 27, 2014
and December 28, 2013

	Balance at Beginning of Year	Additions Charged to Income	Deductions From Reserves	Balance at End of Year
	(Amounts are in thousands)
Year Ended December 26, 2015
Reserves not deducted from assets:
Self-insurance reserves:
Current	$151,153	300,336	315,624	135,865
Noncurrent	213,213	1,261	—	214,474
	$364,366	301,597	315,624	350,339
Year Ended December 27, 2014
Reserves not deducted from assets:
Self-insurance reserves:
Current	$150,860	317,734	317,441	151,153
Noncurrent	205,181	8,032	—	213,213
	$356,041	325,766	317,441	364,366
Year Ended December 28, 2013
Reserves not deducted from assets:
Self-insurance reserves:
Current	$138,998	332,922	321,060	150,860
Noncurrent	212,728	—	7,547	205,181
	$351,726	332,922	328,607	356,041

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
Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 26, 2015 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment and these criteria, management believes that the Company’s internal control over financial reporting was effective as of December 26, 2015.
Item 9B. Other Information
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning the executive officers of the Company is set forth on the following page. All other information regarding this item is incorporated by reference from the Proxy Statement of the Company (2016 Proxy Statement), which the Company intends to file no later than 120 days after its fiscal year end.
The Company has adopted a Code of Ethical Conduct for Financial Managers that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and all persons performing similar functions. A copy of the Code of Ethical Conduct for Financial Managers was filed as Exhibit 14 to the Annual Report on Form 10-K for the year ended December 28, 2002.

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since
Executive Officers of the Company
John A. Attaway, Jr.	57	Senior Vice President, General Counsel and Secretary of the Company.	2000
Hoyt R. Barnett	72	Vice Chairman of the Company and Trustee of the Employee Stock Ownership Plan (ESOP) to July 2015, Vice Chairman and Trustee on Committee of Trustees of the ESOP thereafter.	1977
David E. Bornmann	58	Vice President of the Company to March 2013, Senior Vice President thereafter.	1998
William E. Crenshaw	65	Chief Executive Officer of the Company.	1990
Laurie Z. Douglas	52	Senior Vice President and Chief Information Officer of the Company.	2006
John T. Hrabusa	60	Senior Vice President of the Company.	2004
Randall T. Jones, Sr.	53	President of the Company.	2003
David P. Phillips	56	Chief Financial Officer and Treasurer of the Company to July 2015, Chief Financial Officer, Treasurer and Trustee on Committee of Trustees of the ESOP thereafter.	1990
Michael R. Smith	56	Vice President of the Company to March 2013, Senior Vice President thereafter.	2005
Officers of the Company
Scott E. Brubaker	57	Vice President of the Company.	2005
Jeffrey G. Chamberlain	59	Director of Real Estate Strategy of the Company to January 2011, Vice President thereafter.	2011
Joseph DiBenedetto, Jr.	56	Regional Director of Retail Operations of the Company to January 2011, Vice President thereafter.	2011
G. Gino DiGrazia	53	Vice President of the Company.	2002
David S. Duncan	62	Vice President of the Company.	1999
Sandra J. Estep	56	Vice President of the Company.	2002
Linda S. Hall	56	Vice President of the Company.	2002
Mark R. Irby	60	Vice President of the Company.	1989
Linda S. Kane	50	Vice President and Assistant Secretary of the Company.	2000
Erik J. Katenkamp	44	Director of Information Systems of the Company to January 2013, Vice President thereafter.	2013
L. Renee Kelly	54	Director of Information Systems of the Company to January 2013, Vice President thereafter.	2013
Christopher M. Litz	52	Regional Director of Retail Operations of the Company to January 2016, Vice President thereafter.	2016
Thomas M. McLaughlin	65	Vice President of the Company.	1994
Peter M. Mowitt	56	Business Development Director of Grocery Retail Support of the Company to March 2013, Vice President thereafter.	2013
Kevin S. Murphy	45	Regional Director of Retail Operations of the Company to March 2014, Vice President thereafter.	2014
Dale S. Myers	63	Vice President of the Company.	2001
Alfred J. Ottolino	50	Vice President of the Company.	2004
Charles B. Roskovich, Jr.	54	Vice President of the Company to January 2011, Senior Vice President to January 2013, Vice President thereafter.	2008
Marc H. Salm	55	Vice President of the Company.	2008
Alison Midili Smith	45	Director of Human Resources of the Company to January 2013, Vice President thereafter.	2013
Jeffrey D. Stephens	60	Director of Manufacturing Operations of the Company to March 2013, Vice President thereafter.	2013
Casey D. Suarez, Sr.	56	Director of Warehousing of the Company to May 2014, Vice President thereafter.	2014
Steven B. Wellslager	49	Director of Information Systems of the Company to January 2013, Vice President thereafter.	2013
The terms of all officers expire in May 2016 or upon the election of their successors.

Item 11. Executive Compensation
Information regarding this item is incorporated by reference from the 2016 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding this item is incorporated by reference from the 2016 Proxy Statement.
Item 13. Certain Relationships, Related Transactions and Director Independence
Information regarding this item is incorporated by reference from the 2016 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information regarding this item is incorporated by reference from the 2016 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)Consolidated Financial Statements and Schedule
The consolidated financial statements and schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this Annual Report on Form 10-K.
(b)Exhibits

3.1(a)
Composite of the Restated Articles of Incorporation dated June 25, 1979 as amended by (i) Articles of Amendment dated February 22, 1984, (ii) Articles of Amendment dated June 24, 1992, (iii) Articles of Amendment dated June 4, 1993, and (iv) Articles of Amendment dated April 18, 2006 are incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for the quarter ended April 1, 2006.

3.1(b)
Articles of Amendment of the Restated Articles of Incorporation dated April 18, 2006 are incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for the quarter ended April 1, 2006.

3.2	Amended and Restated By-Laws are incorporated by reference to an exhibit to the Current Report on Form 8-K dated November 14, 2012.
10
Indemnification Agreement is incorporated by reference to the form attached as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 between the Company and all of its directors and officers as reported in the Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K for the periods ended or dated March 31, 2001, June 30, 2001, September 29, 2001, June 29, 2002, December 28, 2002, September 27, 2003, December 27, 2003, March 27, 2004, May 18, 2005, July 1, 2005, January 30, 2006, January 30, 2008, December 22, 2008, April 14, 2009, January 1, 2011, January 4, 2013, April 1, 2013, April 16, 2013, April 1, 2014, May 3, 2014, April 14, 2015 and January 1, 2016.

10.2	Incentive Bonus Plan is incorporated by reference to the exhibits to the Annual Report on Form 10-K for the year ended December 31, 2011.
10.5
Indemnification Agreement is incorporated by reference to the form attached as an exhibit to the Current Report on Form 8-K dated December 14, 2011 between the Company and the Trustee of its ESOP, one of the Trustees of its 401(k) Plan and with each member of its 401(k) Plan investment committee.

10.6	Supplemental Executive Retirement Plan is incorporated by reference to an exhibit to the Current Report on Form 8-K dated November 14, 2012.
10.7
Indemnification Agreement is incorporated by reference to the form attached as an exhibit to the Current Report on Form 8-K dated July 1, 2015 between the Company and the Trustees on the Committee of Trustees of the ESOP.

14	Code of Ethical Conduct for Financial Managers is incorporated by reference to the exhibits to the Annual Report on Form 10-K for the year ended December 28, 2002.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Annual Report on Form 10-K for the year ended December 26, 2015 is formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Earnings, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

March 1, 2016	By:	/s/ John A. Attaway, Jr.
John A. Attaway, Jr.
Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carol Jenkins Barnett	Director	March 1, 2016
Carol Jenkins Barnett

/s/ Hoyt R. Barnett	Vice Chairman and Director	March 1, 2016
Hoyt R. Barnett

/s/ William E. Crenshaw	Chief Executive Officer and Director	March 1, 2016
William E. Crenshaw	(Principal Executive Officer)

/s/ Jane B. Finley	Director	March 1, 2016
Jane B. Finley

/s/ G. Thomas Hough	Director	March 1, 2016
G. Thomas Hough

/s/ Charles H. Jenkins, Jr.	Chairman of the Board and Director	March 1, 2016
Charles H. Jenkins, Jr.

/s/ Howard M. Jenkins	Director	March 1, 2016
Howard M. Jenkins

/s/ Stephen M. Knopik	Director	March 1, 2016
Stephen M. Knopik

/s/ Maria A. Sastre	Director	March 1, 2016
Maria A. Sastre

/s/ David P. Phillips	Chief Financial Officer and Treasurer	March 1, 2016
David P. Phillips	(Principal Financial and Accounting Officer)