Form 10-Q
period 2016-03-26
PUBLIX SUPER MARKETS INC
filed 2016-05-02
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2016
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
Yes                 No     X
The number of shares of the Registrant’s common stock outstanding as of April 15, 2016 was 773,551,000.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)

	March 26, 2016	December 26, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$493,677	352,176
Short-term investments	1,402,034	1,376,698
Trade receivables	724,195	723,685
Merchandise inventories	1,623,332	1,740,513
Deferred tax assets	53,110	51,216
Prepaid expenses	38,106	70,145
Total current assets	4,334,454	4,314,433
Long-term investments	5,665,497	5,226,236
Other noncurrent assets	423,819	431,311
Property, plant and equipment	11,006,159	10,712,312
Accumulated depreciation	(4,425,873)	(4,325,014)
Net property, plant and equipment	6,580,286	6,387,298
	$17,004,056	16,359,278
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,650,496	1,675,858
Accrued expenses:
Contributions to retirement plans	271,384	513,072
Self-insurance reserves	135,871	135,865
Salaries and wages	180,325	131,253
Other	410,861	380,314
Current portion of long-term debt	46,251	56,693
Federal and state income taxes	229,051	9,634
Total current liabilities	2,924,239	2,902,689
Deferred tax liabilities	436,660	425,132
Self-insurance reserves	214,314	214,474
Accrued postretirement benefit cost	101,762	101,725
Long-term debt	171,398	179,753
Other noncurrent liabilities	102,323	104,243
Total liabilities	3,950,696	3,928,016
Common stock related to Employee Stock Ownership Plan (ESOP)	3,425,381	2,953,878
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 776,025 shares in 2016 and 770,175 shares in 2015	776,025	770,175
Additional paid-in capital	2,823,792	2,556,391
Retained earnings	9,469,429	9,041,497
Treasury stock at cost, 1,913 shares in 2016	(86,471)	—
Accumulated other comprehensive earnings	33,738	26,268
Common stock related to ESOP	(3,425,381)	(2,953,878)
Total stockholders’ equity	9,591,132	9,440,453
Noncontrolling interests	36,847	36,931
Total equity	13,053,360	12,431,262
	$17,004,056	16,359,278

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Three Months Ended
	March 26, 2016	March 28, 2015
	(Unaudited)
Revenues:
Sales	$8,722,190	8,349,317
Other operating income	68,371	63,428
Total revenues	8,790,561	8,412,745
Costs and expenses:
Cost of merchandise sold	6,271,124	6,001,231
Operating and administrative expenses	1,692,650	1,637,720
Total costs and expenses	7,963,774	7,638,951
Operating profit	826,787	773,794
Investment income	27,830	35,764
Other nonoperating income, net	11,688	7,649
Earnings before income tax expense	866,305	817,207
Income tax expense	284,416	268,289
Net earnings	$581,889	548,918
Weighted average shares outstanding	770,776	775,297
Basic and diluted earnings per share	$0.75	0.71
Dividends declared per common share	$0.20	0.39

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Three Months Ended
	March 26, 2016	March 28, 2015
	(Unaudited)
Net earnings	$581,889	548,918
Other comprehensive earnings:
Unrealized gain (loss) on available-for-sale (AFS) securities net of income taxes of $6,905 and $(2,022) in 2016 and 2015, respectively	10,965	(3,212)
Reclassification adjustment for net realized gain on AFS securities net of income taxes of $(2,201) and $(5,941) in 2016 and 2015, respectively	(3,495)	(9,433)
Adjustment to postretirement benefit plan obligation net of income taxes of $91 in 2015	—	145
Comprehensive earnings	$589,359	536,418

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Three Months Ended
	March 26, 2016	March 28, 2015
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$8,742,020	8,320,290
Cash paid to employees and suppliers	(7,519,371)	(7,226,004)
Income taxes paid	(10,021)	(6,145)
Self-insured claims paid	(75,632)	(61,937)
Dividends and interest received	55,727	52,067
Other operating cash receipts	66,912	61,780
Other operating cash payments	(11,218)	(4,663)
Net cash provided by operating activities	1,248,417	1,135,388
Cash flows from investing activities:
Payment for capital expenditures	(336,682)	(221,571)
Proceeds from sale of property, plant and equipment	2,589	640
Payment for investments	(747,159)	(929,244)
Proceeds from sale and maturity of investments	314,608	249,139
Net cash used in investing activities	(766,644)	(901,036)
Cash flows from financing activities:
Payment for acquisition of common stock	(277,919)	(277,730)
Proceeds from sale of common stock	110,485	95,906
Dividends paid	(153,957)	—
Repayment of long-term debt	(18,797)	(8,698)
Other, net	(84)	4,428
Net cash used in financing activities	(340,272)	(186,094)
Net increase in cash and cash equivalents	141,501	48,258
Cash and cash equivalents at beginning of period	352,176	407,493
Cash and cash equivalents at end of period	$493,677	455,751

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Three Months Ended
	March 26, 2016	March 28, 2015
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$581,889	548,918
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	149,934	134,073
Increase in LIFO reserve	7,100	9,989
Retirement contributions paid or payable in common stock	111,193	107,102
Deferred income taxes	4,930	(21,258)
Loss on disposal and impairment of property, plant and equipment	635	8,312
Gain on AFS securities	(5,696)	(15,374)
Net amortization of investments	35,566	33,773
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(548)	(44,430)
Merchandise inventories	110,081	(24,650)
Prepaid expenses and other noncurrent assets	(6,909)	(12,101)
Accounts payable and accrued expenses	4,687	131,079
Self-insurance reserves	(154)	1,068
Federal and state income taxes	257,125	278,932
Other noncurrent liabilities	(1,416)	(45)
Total adjustments	666,528	586,470
Net cash provided by operating activities	$1,248,417	1,135,388

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three months ended March 26, 2016 are not necessarily indicative of the results for the entire 2016 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2015.
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
In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) on lease accounting. The ASU requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating the ASU, the Company expects the adoption of the ASU to have a material effect on the Company’s financial condition due to the recognition of the lease rights and obligations as assets and liabilities on the Consolidated Balance Sheets. The Company does not expect the ASU to have a material effect on the Company’s results of operations, and the ASU will have no effect on cash flows.
In January 2016, the FASB issued an ASU requiring companies to measure equity securities at fair value with changes in fair value recognized in net earnings as opposed to other comprehensive earnings. The ASU is effective for reporting periods beginning after December 15, 2017. The adoption of the ASU will have an effect on the Company’s results of operations. The extent of the effect on results of operations will vary with the changes in the fair value of equity securities. The ASU will not have an effect on the Company’s financial condition or cash flows.
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

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 3 – Fair value is determined by using other than observable inputs. Fair value is determined by using the best information available in the circumstances and requires significant management judgment or estimation. No AFS securities are currently included in this category.
Following is a summary of fair value measurements for AFS securities as of March 26, 2016 and December 26, 2015:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
March 26, 2016	$7,067,531	1,056,036	6,011,495	—
December 26, 2015	6,602,934	1,049,791	5,553,143	—

(4)	Investments
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
Following is a summary of AFS securities as of March 26, 2016 and December 26, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
March 26, 2016
Tax exempt bonds	$3,515,795	17,502	2,781	3,530,516
Taxable bonds	2,478,317	5,761	3,549	2,480,529
Restricted investments	164,549	—	309	164,240
Equity securities	845,670	79,480	32,904	892,246
	$7,004,331	102,743	39,543	7,067,531
December 26, 2015
Tax exempt bonds	$3,336,841	12,038	2,737	3,346,142
Taxable bonds	2,214,366	1,492	10,399	2,205,459
Restricted investments	164,548	—	1,389	163,159
Equity securities	836,153	78,378	26,357	888,174
	$6,551,908	91,908	40,882	6,602,934

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Realized gains on sales of AFS securities totaled $9,251,000 for the three months ended March 26, 2016. Realized losses on sales of AFS securities totaled $3,555,000 for the three months ended March 26, 2016.
Realized gains on sales of AFS securities totaled $16,266,000 for the three months ended March 28, 2015. Realized losses on sales of AFS securities totaled $892,000 for the three months ended March 28, 2015.
The amortized cost and fair value of AFS securities by expected maturity as of March 26, 2016 and December 26, 2015 are as follows:

	March 26, 2016		December 26, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$1,400,279	1,402,034	1,375,450	1,376,698
Due after one year through five years	4,089,875	4,103,952	3,951,600	3,948,654
Due after five years through ten years	444,990	445,322	161,732	162,999
Due after ten years	58,968	59,737	62,425	63,250
	5,994,112	6,011,045	5,551,207	5,551,601
Restricted investments	164,549	164,240	164,548	163,159
Equity securities	845,670	892,246	836,153	888,174
	$7,004,331	7,067,531	6,551,908	6,602,934
Following is a summary of temporarily impaired AFS securities by the time period impaired as of March 26, 2016 and December 26, 2015:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
March 26, 2016
Tax exempt bonds	$533,673	2,736	11,743	45	545,416	2,781
Taxable bonds	730,768	2,950	176,955	599	907,723	3,549
Restricted investments	164,240	309	—	—	164,240	309
Equity securities	357,258	25,288	21,831	7,616	379,089	32,904
	$1,785,939	31,283	210,529	8,260	1,996,468	39,543
December 26, 2015
Tax exempt bonds	$890,907	2,264	63,474	473	954,381	2,737
Taxable bonds	1,676,719	9,988	70,309	411	1,747,028	10,399
Restricted investments	163,159	1,389	—	—	163,159	1,389
Equity securities	274,517	20,561	16,112	5,796	290,629	26,357
	$3,005,302	34,202	149,895	6,680	3,155,197	40,882
There are 296 AFS securities contributing to the total unrealized loss of $39,543,000 as of March 26, 2016. Unrealized losses related to debt securities are primarily due to interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily due to temporary equity market fluctuations that are expected to recover.

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
As of March 26, 2016, the carrying amounts of the assets and liabilities of the consolidated JVs were $141,444,000 and $65,056,000, respectively. As of December 26, 2015, the carrying amounts of the assets and liabilities of the consolidated JVs were $141,355,000 and $64,928,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2016 and 2015 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during the three months ended March 26, 2016. The Company assumed loans totaling $31,759,000 during the three months ended March 28, 2015. Maturities of JV loans range from June 2016 through August 2017 and have variable interest rates based on a LIBOR index plus 175 to 250 basis points. Maturities of assumed shopping center loans range from August 2016 through January 2027 and have fixed interest rates ranging from 4.0% to 7.5%.

(6)	Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $657,270,000 and $427,226,000 as of March 26, 2016 and December 26, 2015, respectively. The cost of the shares held by the ESOP totaled $2,768,111,000 and $2,526,652,000 as of March 26, 2016 and December 26, 2015, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $3,425,381,000 and $2,953,878,000 as of March 26, 2016 and December 26, 2015, respectively. The fair value of the shares held by the ESOP totaled $9,898,691,000 and $9,201,171,000 as of March 26, 2016 and December 26, 2015, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Accumulated Other Comprehensive Earnings
A reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for the three months ended March 26, 2016 and March 28, 2015 is as follows:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2016
Balances at December 26, 2015	$31,295	(5,027)	26,268
Unrealized gain on AFS securities	10,965	—	10,965
Net realized gain on AFS securities reclassified to investment income	(3,495)	—	(3,495)
Net other comprehensive earnings	7,470	—	7,470
Balances at March 26, 2016	$38,765	(5,027)	33,738

2015
Balances at December 27, 2014	$117,962	(8,828)	109,134
Unrealized loss on AFS securities	(3,212)	—	(3,212)
Net realized gain on AFS securities reclassified to investment income	(9,433)	—	(9,433)
Amortization of actuarial gain reclassified to operating and administrative expenses	—	145	145
Net other comprehensive (losses) earnings	(12,645)	145	(12,500)
Balances at March 28, 2015	$105,317	(8,683)	96,634

(8)	Subsequent Event
On April 1, 2016, the Company declared a quarterly dividend on its common stock of $0.2225 per share or approximately $172,100,000, payable May 2, 2016 to stockholders of record as of the close of business April 15, 2016.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee and North Carolina. The Company plans to expand its retail operations into Virginia in 2017. As of March 26, 2016, the Company operated 1,111 supermarkets. For the three months ended March 26, 2016, two supermarkets were opened (including one replacement supermarket) and 40 supermarkets were remodeled. Five supermarkets were closed during the period. The replacement supermarket that opened during the three months ended March 26, 2016 replaced two of the supermarkets closed during the same period. The three remaining supermarkets closed during the three months ended March 26, 2016 will be replaced on site in subsequent periods. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Results of Operations
Sales
Sales for the three months ended March 26, 2016 were $8.7 billion as compared with $8.3 billion for the three months ended March 28, 2015, an increase of $372.9 million or 4.5%. The increase in sales for the three months ended March 26, 2016 as compared with the three months ended March 28, 2015 was primarily due to a 3.3% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. The Company estimates that its sales for the three months ended March 26, 2016 increased $100 million or 1.2% due to the effect of the Easter holiday being in the first quarter in 2016. In 2015, the effect of the Easter holiday was in the second quarter. Comparable store sales for the three months ended March 26, 2016 increased primarily due to the effect of the early Easter holiday, product cost inflation and increased customer counts resulting from a better economic climate.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 28.1% for the three months ended March 26, 2016 and March 28, 2015.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 19.4% and 19.6% for the three months ended March 26, 2016 and March 28, 2015, respectively. The decrease in operating and administrative expenses as a percentage of sales for the three months ended March 26, 2016 as compared with the three months ended March 28, 2015 was primarily due to a decrease in rent as a percentage of sales due to the acquisition of shopping centers with the Company as the anchor tenant.
Investment income
Investment income was $27.8 million and $35.8 million for the three months ended March 26, 2016 and March 28, 2015, respectively. The decrease in investment income for the three months ended March 26, 2016 as compared with the three months ended March 28, 2015 was primarily due to a decrease in realized gains on the sale of equity securities.
Income tax expense
The effective income tax rate was 32.8% for the three months ended March 26, 2016 and March 28, 2015.
Net earnings
Net earnings were $581.9 million or $0.75 per share and $548.9 million or $0.71 per share for the three months ended March 26, 2016 and March 28, 2015, respectively. Net earnings as a percentage of sales were 6.7% and 6.6% for the three months ended March 26, 2016 and March 28, 2015, respectively. Net earnings as a percentage of sales for the three months ended March 26, 2016 as compared with the three months ended March 28, 2015 was relatively unchanged.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $7,561.2 million as of March 26, 2016, as compared with $6,955.1 million as of December 26, 2015 and $7,355.3 million as of March 28, 2015. The increase from the first quarter of 2015 to the first quarter of 2016 was primarily due to the Company generating cash in excess of the amount needed for operations, capital expenditures, common stock repurchases and dividend payments.
Net cash provided by operating activities
Net cash provided by operating activities was $1,248.4 million and $1,135.4 million for the three months ended March 26, 2016 and March 28, 2015, respectively. The increase in net cash provided by operating activities for the three months ended March 26, 2016 as compared with the three months ended March 28, 2015 was primarily due to the increases in net earnings and non-cash expenses and the net effect of timing differences related to operating assets and liabilities.
Net cash used in investing activities
Net cash used in investing activities was $766.6 million and $901.0 million for the three months ended March 26, 2016 and March 28, 2015, respectively. The primary use of net cash in investing activities for the three months ended March 26, 2016 was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $336.7 million. These expenditures were incurred in connection with the opening of two new supermarkets (including one replacement supermarket) and remodeling 40 supermarkets. Expenditures were also incurred for supermarkets and remodels in progress, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. For the three months ended March 26, 2016, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $432.6 million.
Net cash used in financing activities
Net cash used in financing activities was $340.3 million and $186.1 million for the three months ended March 26, 2016 and March 28, 2015, respectively. The increase in net cash used in financing activities for the three months ended March 26, 2016 as compared with the three months ended March 28, 2015 was primarily due to the change in the frequency of the payment of dividends, as noted below. Net common stock repurchases totaled $167.4 million and $181.8 million for the three months ended March 26, 2016 and March 28, 2015, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
On February 1, 2016, the Company paid a quarterly dividend on its common stock of $0.20 per share or $154.0 million to stockholders of record as of the close of business January 15, 2016. No dividends were paid during the first quarter of 2015 as the Company began paying dividends quarterly rather than semiannually in the third quarter of 2015.
On April 1, 2016, the Company declared a quarterly dividend on its common stock of $0.2225 per share or approximately $172.1 million, payable May 2, 2016 to stockholders of record as of the close of business April 15, 2016. On March 6, 2015, the Company declared a semiannual divided on its common stock of $0.39 per share or $303.4 million, which was paid on June 1, 2015 to stockholders of record as of the close of business April 30, 2015.
Capital expenditures projection
Capital expenditures for the remainder of 2016 are expected to be approximately $1,160 million, primarily consisting of new supermarkets, remodeling existing supermarkets, remodeling and equipping warehouses, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended December 26, 2015.
Item 4.    Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 26, 2016 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
As reported in the Company’s Form 10-K for the year ended December 26, 2015, the Company is subject from time to time to various lawsuits, claims and charges arising in the normal course of business. The Company believes its recorded reserves are adequate in light of the probable and estimable liabilities. The estimated amount of reasonably possible losses for lawsuits, claims and charges, individually and in the aggregate, is considered to be immaterial. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Item 1A.    Risk Factors
There have been no material changes in the risk factors from those disclosed in the Company’s Form 10-K for the year ended December 26, 2015.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended March 26, 2016 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 27, 2015 through January 30, 2016	1,538	$41.80	N/A	N/A
January 31, 2016 through February 27, 2016	1,234	41.80	N/A	N/A
February 28, 2016 through March 26, 2016	3,587	45.18	N/A	N/A
Total	6,359	$43.71	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended March 26, 2016 required to be disclosed in the last two columns of the table.

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
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 26, 2016 is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date:	May 2, 2016	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date:	May 2, 2016	/s/ David P. Phillips
David P. Phillips, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)