Form 10-Q
period 2016-06-25
PUBLIX SUPER MARKETS INC
filed 2016-08-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2016
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
Yes                 No     X
The number of shares of the Registrant’s common stock outstanding as of July 15, 2016 was 769,636,000.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)

	June 25, 2016	December 26, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$304,762	352,176
Short-term investments	1,464,791	1,376,698
Trade receivables	611,515	723,685
Merchandise inventories	1,644,634	1,740,513
Deferred tax assets	57,580	51,216
Prepaid expenses	62,555	70,145
Total current assets	4,145,837	4,314,433
Long-term investments	5,532,326	5,226,236
Other noncurrent assets	409,071	431,311
Property, plant and equipment	11,394,807	10,712,312
Accumulated depreciation	(4,541,729)	(4,325,014)
Net property, plant and equipment	6,853,078	6,387,298
	$16,940,312	16,359,278
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,505,544	1,675,858
Accrued expenses:
Contributions to retirement plans	362,349	513,072
Self-insurance reserves	135,405	135,865
Salaries and wages	220,181	131,253
Other	386,471	380,314
Current portion of long-term debt	70,302	56,693
Federal and state income taxes	15,957	9,634
Total current liabilities	2,696,209	2,902,689
Deferred tax liabilities	464,100	425,132
Self-insurance reserves	213,920	214,474
Accrued postretirement benefit cost	101,455	101,725
Long-term debt	169,514	179,753
Other noncurrent liabilities	98,261	104,243
Total liabilities	3,743,459	3,928,016
Common stock related to Employee Stock Ownership Plan (ESOP)	3,217,495	2,953,878
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 776,025 shares in 2016 and 770,175 shares in 2015	776,025	770,175
Additional paid-in capital	2,823,792	2,556,391
Retained earnings	9,775,500	9,041,497
Treasury stock at cost, 6,065 shares in 2016	(269,950)	—
Accumulated other comprehensive earnings	54,798	26,268
Common stock related to ESOP	(3,217,495)	(2,953,878)
Total stockholders’ equity	9,942,670	9,440,453
Noncontrolling interests	36,688	36,931
Total equity	13,196,853	12,431,262
	$16,940,312	16,359,278

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Three Months Ended
	June 25, 2016	June 27, 2015
	(Unaudited)
Revenues:
Sales	$8,125,216	7,955,474
Other operating income	65,321	62,557
Total revenues	8,190,537	8,018,031
Costs and expenses:
Cost of merchandise sold	5,881,473	5,722,339
Operating and administrative expenses	1,649,713	1,627,252
Total costs and expenses	7,531,186	7,349,591
Operating profit	659,351	668,440
Investment income	25,391	45,404
Other nonoperating income, net	14,328	8,932
Earnings before income tax expense	699,070	722,776
Income tax expense	220,883	240,035
Net earnings	$478,187	482,741
Weighted average shares outstanding	772,368	776,730
Basic and diluted earnings per share	$0.62	0.62
Dividends paid per common share	$0.2225	0.39

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Three Months Ended
	June 25, 2016	June 27, 2015
	(Unaudited)
Net earnings	$478,187	482,741
Other comprehensive earnings:
Unrealized gain (loss) on available-for-sale (AFS) securities net of income taxes of $13,722 and $(444) in 2016 and 2015, respectively	21,791	(705)
Reclassification adjustment for net realized gain on AFS securities net of income taxes of $(460) and $(8,837) in 2016 and 2015, respectively	(731)	(14,032)
Adjustment to postretirement benefit plan obligation net of income taxes of $92 in 2015	—	145
Comprehensive earnings	$499,247	468,149

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Six Months Ended
	June 25, 2016	June 27, 2015
	(Unaudited)
Revenues:
Sales	$16,847,406	16,304,791
Other operating income	133,692	125,985
Total revenues	16,981,098	16,430,776
Costs and expenses:
Cost of merchandise sold	12,152,596	11,723,570
Operating and administrative expenses	3,342,364	3,264,972
Total costs and expenses	15,494,960	14,988,542
Operating profit	1,486,138	1,442,234
Investment income	53,222	81,167
Other nonoperating income, net	26,016	16,582
Earnings before income tax expense	1,565,376	1,539,983
Income tax expense	505,300	508,324
Net earnings	$1,060,076	1,031,659
Weighted average shares outstanding	771,572	776,014
Basic and diluted earnings per share	$1.37	1.33
Dividends paid per common share	$0.4225	0.39

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Six Months Ended
	June 25, 2016	June 27, 2015
	(Unaudited)
Net earnings	$1,060,076	1,031,659
Other comprehensive earnings:
Unrealized gain (loss) on AFS securities net of income taxes of $20,627 and $(2,466) in 2016 and 2015, respectively	32,756	(3,917)
Reclassification adjustment for net realized gain on AFS securities net of income taxes of $(2,661) and $(14,778) in 2016 and 2015, respectively	(4,226)	(23,465)
Adjustment to postretirement benefit plan obligation net of income taxes of $183 in 2015	—	290
Comprehensive earnings	$1,088,606	1,004,567

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Six Months Ended
	June 25, 2016	June 27, 2015
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$16,999,076	16,321,489
Cash paid to employees and suppliers	(14,810,898)	(14,284,168)
Income taxes paid	(442,064)	(436,729)
Self-insured claims paid	(157,882)	(140,840)
Dividends and interest received	118,375	106,524
Other operating cash receipts	130,816	122,676
Other operating cash payments	(22,000)	(10,524)
Net cash provided by operating activities	1,815,423	1,678,428
Cash flows from investing activities:
Payment for capital expenditures	(730,736)	(504,936)
Proceeds from sale of property, plant and equipment	3,121	2,231
Payment for investments	(1,112,111)	(1,336,122)
Proceeds from sale and maturity of investments	674,239	675,223
Net cash used in investing activities	(1,165,487)	(1,163,604)
Cash flows from financing activities:
Payment for acquisition of common stock	(523,401)	(481,950)
Proceeds from sale of common stock	172,488	160,233
Dividends paid	(326,073)	(303,354)
Repayment of long-term debt	(20,121)	(23,262)
Other, net	(243)	3,260
Net cash used in financing activities	(697,350)	(645,073)
Net decrease in cash and cash equivalents	(47,414)	(130,249)
Cash and cash equivalents at beginning of period	352,176	407,493
Cash and cash equivalents at end of period	$304,762	277,244

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Six Months Ended
	June 25, 2016	June 27, 2015
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,060,076	1,031,659
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	307,667	269,766
Increase in LIFO reserve	11,704	19,936
Retirement contributions paid or payable in common stock	202,316	202,559
Deferred income taxes	14,638	(27,966)
Loss on disposal and impairment of property, plant and equipment	2,472	19,650
Gain on AFS securities	(6,887)	(38,243)
Net amortization of investments	71,371	67,874
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	112,297	(15,671)
Merchandise inventories	84,175	48,443
Prepaid expenses and other noncurrent assets	(6,277)	(15,311)
Accounts payable and accrued expenses	(49,528)	27,723
Self-insurance reserves	(1,014)	1,867
Federal and state income taxes	17,764	90,553
Other noncurrent liabilities	(5,351)	(4,411)
Total adjustments	755,347	646,769
Net cash provided by operating activities	$1,815,423	1,678,428

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three and six months ended June 25, 2016 are not necessarily indicative of the results for the entire 2016 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2015.
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
In June 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) requiring companies to change the methodology used to measure credit losses on financial instruments.  The ASU is effective for reporting periods beginning after December 15, 2019 with early adoption permitted only for reporting periods beginning after December 15, 2018.  The Company does not expect the adoption of the ASU to have a material effect on the Company’s financial condition or results of operations. The adoption of the ASU will have no effect on the Company’s cash flows.
In February 2016, the FASB issued an ASU on lease accounting. The ASU requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating the ASU, the Company expects the adoption of the ASU to have a material effect on the Company’s financial condition due to the recognition of the lease rights and obligations as assets and liabilities on the Consolidated Balance Sheets. The Company does not expect the adoption of the ASU to have a material effect on the Company’s results of operations. The adoption of the ASU will have no effect on the Company’s cash flows.
In January 2016, the FASB issued an ASU requiring companies to measure equity securities at fair value with changes in fair value recognized in net earnings as opposed to other comprehensive earnings. The ASU is effective for reporting periods beginning after December 15, 2017. The adoption of the ASU will have an effect on the Company’s results of operations. The extent of the effect on results of operations will vary with the changes in the fair value of equity securities. The adoption of the ASU will have no effect on the Company’s financial condition or cash flows.
In November 2015, the FASB issued an ASU requiring companies to classify deferred tax assets and liabilities in the noncurrent section of the balance sheet. The ASU is effective for reporting periods beginning after December 15, 2016 with early adoption permitted.  The adoption of the ASU will not have a material effect on the Company’s financial condition and will have no effect on the Company’s results of operations or cash flows.
In May 2014, the FASB issued an ASU on the recognition of revenue from contracts with customers. The ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The ASU is effective for reporting periods beginning after December 15, 2017 with early adoption permitted only for reporting periods beginning after December 15, 2016. The Company does not expect the adoption of the ASU to have a material effect on the Company’s financial condition, results of operations or cash flows.

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
Following is a summary of fair value measurements for AFS securities as of June 25, 2016 and December 26, 2015:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
June 25, 2016	$6,997,117	1,122,708	5,874,409	—
December 26, 2015	6,602,934	1,049,791	5,553,143	—

(4)	Investments
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

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of AFS securities as of June 25, 2016 and December 26, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
June 25, 2016
Tax exempt bonds	$3,442,442	26,723	559	3,468,606
Taxable bonds	2,393,982	12,471	1,141	2,405,312
Restricted investments	164,549	1,389	—	165,938
Equity securities	898,622	87,844	29,205	957,261
	$6,899,595	128,427	30,905	6,997,117
December 26, 2015
Tax exempt bonds	$3,336,841	12,038	2,737	3,346,142
Taxable bonds	2,214,366	1,492	10,399	2,205,459
Restricted investments	164,548	—	1,389	163,159
Equity securities	836,153	78,378	26,357	888,174
	$6,551,908	91,908	40,882	6,602,934

Realized gains on sales of AFS securities totaled $2,633,000 and $11,884,000 for the three and six months ended June 25, 2016, respectively. Realized losses on sales of AFS securities totaled $1,442,000 and $4,997,000 for the three and six months ended June 25, 2016, respectively.
Realized gains on sales of AFS securities totaled $27,656,000 and $43,922,000 for the three and six months ended June 27, 2015, respectively. Realized losses on sales of AFS securities totaled $4,787,000 and $5,679,000 for the three and six months ended June 27, 2015, respectively.
The amortized cost and fair value of AFS securities by expected maturity as of June 25, 2016 and December 26, 2015 are as follows:

	June 25, 2016		December 26, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$1,462,861	1,464,791	1,375,450	1,376,698
Due after one year through five years	3,972,098	4,002,436	3,951,600	3,948,654
Due after five years through ten years	381,423	385,783	161,732	162,999
Due after ten years	20,042	20,908	62,425	63,250
	5,836,424	5,873,918	5,551,207	5,551,601
Restricted investments	164,549	165,938	164,548	163,159
Equity securities	898,622	957,261	836,153	888,174
	$6,899,595	6,997,117	6,551,908	6,602,934

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of temporarily impaired AFS securities by the time period impaired as of June 25, 2016 and December 26, 2015:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
June 25, 2016
Tax exempt bonds	$90,715	532	11,641	27	102,356	559
Taxable bonds	140,993	153	132,257	988	273,250	1,141
Equity securities	357,222	18,644	33,989	10,561	391,211	29,205
	$588,930	19,329	177,887	11,576	766,817	30,905
December 26, 2015
Tax exempt bonds	$890,907	2,264	63,474	473	954,381	2,737
Taxable bonds	1,676,719	9,988	70,309	411	1,747,028	10,399
Restricted investments	163,159	1,389	—	—	163,159	1,389
Equity securities	274,517	20,561	16,112	5,796	290,629	26,357
	$3,005,302	34,202	149,895	6,680	3,155,197	40,882
There are 167 AFS securities contributing to the total unrealized loss of $30,905,000 as of June 25, 2016. Unrealized losses related to debt securities are primarily due to interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily due to temporary equity market fluctuations that are expected to recover.

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
As of June 25, 2016, the carrying amounts of the assets and liabilities of the consolidated JVs were $141,484,000 and $65,355,000, respectively. As of December 26, 2015, the carrying amounts of the assets and liabilities of the consolidated JVs were $141,355,000 and $64,928,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2016 and 2015 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. The Company assumed loans totaling $23,491,000 during the six months ended June 25, 2016. The Company assumed loans totaling $31,759,000 during the six months ended June 27, 2015. Maturities of JV loans range from July 2016 through June 2017 and have variable interest rates based on a LIBOR index plus 175 to 250 basis points. Maturities of assumed shopping center loans range from August 2016 through January 2027 and have fixed interest rates ranging from 4.0% to 7.5%.

(6)	Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $500,161,000 and $427,226,000 as of June 25, 2016 and December 26, 2015, respectively. The cost of the shares held by the ESOP totaled $2,717,334,000 and $2,526,652,000 as of June 25, 2016 and December 26, 2015, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $3,217,495,000 and $2,953,878,000 as of June 25, 2016 and December 26, 2015, respectively. The fair value of the shares held by the ESOP totaled $9,418,580,000 and $9,201,171,000 as of June 25, 2016 and December 26, 2015, respectively.

(7)	Accumulated Other Comprehensive Earnings
A reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for the three months ended June 25, 2016 and June 27, 2015 is as follows:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2016
Balances at March 26, 2016	$38,765	(5,027)	33,738
Unrealized gain on AFS securities	21,791	—	21,791
Net realized gain on AFS securities reclassified to investment income	(731)	—	(731)
Net other comprehensive earnings	21,060	—	21,060
Balances at June 25, 2016	$59,825	(5,027)	54,798

2015
Balances at March 28, 2015	$105,317	(8,683)	96,634
Unrealized loss on AFS securities	(705)	—	(705)
Net realized gain on AFS securities reclassified to investment income	(14,032)	—	(14,032)
Amortization of actuarial losses reclassified to operating and administrative expenses	—	145	145
Net other comprehensive (losses) earnings	(14,737)	145	(14,592)
Balances at June 27, 2015	$90,580	(8,538)	82,042

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for the six months ended June 25, 2016 and June 27, 2015 is as follows:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2016
Balances at December 26, 2015	$31,295	(5,027)	26,268
Unrealized gain on AFS securities	32,756	—	32,756
Net realized gain on AFS securities reclassified to investment income	(4,226)	—	(4,226)
Net other comprehensive earnings	28,530	—	28,530
Balances at June 25, 2016	$59,825	(5,027)	54,798

2015
Balances at December 27, 2014	$117,962	(8,828)	109,134
Unrealized loss on AFS securities	(3,917)	—	(3,917)
Net realized gain on AFS securities reclassified to investment income	(23,465)	—	(23,465)
Amortization of actuarial losses reclassified to operating and administrative expenses	—	290	290
Net other comprehensive (losses) earnings	(27,382)	290	(27,092)
Balances at June 27, 2015	$90,580	(8,538)	82,042

(8)	Subsequent Event
On July 1, 2016, the Company declared a quarterly dividend on its common stock of $0.2225 per share or $171,200,000, payable August 1, 2016 to stockholders of record as of the close of business July 15, 2016.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee and North Carolina. The Company plans to expand its retail operations into Virginia in 2017. As of June 25, 2016, the Company operated 1,116 supermarkets. For the six months ended June 25, 2016, seven supermarkets were opened (including one replacement supermarket) and 80 supermarkets were remodeled. Five supermarkets were closed during the period. The replacement supermarket that opened during the six months ended June 25, 2016 replaced two of the supermarkets closed during the same period. The three remaining supermarkets closed during the six months ended June 25, 2016 will be replaced on site in subsequent periods. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Results of Operations
Sales
Sales for the three months ended June 25, 2016 were $8.1 billion as compared with $8.0 billion for the three months ended June 27, 2015, an increase of $169.7 million or 2.1%. The increase in sales for the three months ended June 25, 2016 as compared with the three months ended June 27, 2015 was primarily due to a 1.1% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. The Company estimates that sales for the three months ended June 25, 2016 were negatively impacted by $100 million or 1.2% due to the effect of the Easter holiday being in the first quarter in 2016. In 2015, the effect of the Easter holiday was in the second quarter. Comparable store sales for the three months ended June 25, 2016 increased primarily due to product cost inflation and increased customer counts, partially offset by the effect of the early Easter holiday. Sales for the six months ended June 25, 2016 were $16.8 billion as compared with $16.3 billion for the six months ended June 27, 2015, an increase of $542.6 million or 3.3%. The increase in sales for the six months ended June 25, 2016 as compared with the six months ended June 27, 2015 was primarily due to a 2.2% increase in comparable store sales. Comparable store sales for the six months ended June 25, 2016 increased primarily due to product cost inflation and increased customer counts.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.6% and 28.1% for the three months ended June 25, 2016 and June 27, 2015, respectively. Gross profit as a percentage of sales was 27.9% and 28.1% for the six months ended June 25, 2016 and June 27, 2015, respectively. The decrease in gross profit as a percentage of sales for the three and six months ended June 25, 2016 as compared with the three and six months ended June 27, 2015 was primarily due to changes in promotional activities and pricing strategies.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 20.3% and 20.5% for the three months ended June 25, 2016 and June 27, 2015, respectively. Operating and administrative expenses as a percentage of sales were 19.8% and 20.0% for the six months ended June 25, 2016 and June 27, 2015, respectively. The decrease in operating and administrative expenses as a percentage of sales for the three and six months ended June 25, 2016 as compared with the three and six months ended June 27, 2015 was primarily due to a decrease in rent as a percentage of sales due to the acquisition of shopping centers with the Company as the anchor tenant and a decrease in utilities expense as a percentage of sales.
Investment income
Investment income was $25.4 million and $45.4 million for the three months ended June 25, 2016 and June 27, 2015, respectively. Investment income was $53.2 million and $81.2 million for the six months ended June 25, 2016 and June 27, 2015, respectively. The decrease in investment income for the three and six months ended June 25, 2016 as compared with the three and six months ended June 27, 2015 was primarily due to a decrease in realized gains on the sale of equity securities.
Income tax expense
The effective income tax rate was 31.6% and 33.2% for the three months ended June 25, 2016 and June 27, 2015, respectively. The effective income tax rate was 32.3% and 33.0% for the six months ended June 25, 2016 and June 27, 2015, respectively. The decrease in the effective income tax rate for the three and six months ended June 25, 2016 as compared with the three and six months ended June 27, 2015 was primarily due to an increase in investment related tax credits.

Net earnings
Net earnings were $478.2 million or $0.62 per share and $482.7 million or $0.62 per share for the three months ended June 25, 2016 and June 27, 2015, respectively. Net earnings as a percentage of sales were 5.9% and 6.1% for the three months ended June 25, 2016 and June 27, 2015, respectively. The decrease in net earnings as a percentage of sales for the three months ended June 25, 2016 as compared with the three months ended June 27, 2015 was primarily due to the decrease in gross profit as a percentage of sales, as noted above. Net earnings were $1,060.1 million or $1.37 per share and $1,031.7 million or $1.33 per share for the six months ended June 25, 2016 and June 27, 2015, respectively. Net earnings as a percentage of sales were 6.3% for the six months ended June 25, 2016 and June 27, 2015.
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $7,301.9 million as of June 25, 2016, as compared with $6,955.1 million as of December 26, 2015 and $7,124.9 million as of June 27, 2015. The increase from the second quarter of 2015 to the second quarter of 2016 was primarily due to the Company generating cash in excess of the amount needed for operations, capital expenditures, common stock repurchases and dividend payments.
Net cash provided by operating activities
Net cash provided by operating activities was $1,815.4 million and $1,678.4 million for the six months ended June 25, 2016 and June 27, 2015, respectively. The increase in net cash provided by operating activities for the six months ended June 25, 2016 as compared with the six months ended June 27, 2015 was primarily due to increases in net earnings and non-cash expenses.
Net cash used in investing activities
Net cash used in investing activities was $1,165.5 million and $1,163.6 million for the six months ended June 25, 2016 and June 27, 2015, respectively. The primary use of net cash in investing activities for the six months ended June 25, 2016 was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $730.7 million. These expenditures were incurred in connection with the opening of seven new supermarkets (including one replacement supermarket) and remodeling 80 supermarkets. Expenditures were also incurred for supermarkets and remodels in progress, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. For the six months ended June 25, 2016, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $437.9 million.
Net cash used in financing activities
Net cash used in financing activities was $697.4 million and $645.1 million for the six months ended June 25, 2016 and June 27, 2015, respectively. The increase in net cash used in financing activities for the six months ended June 25, 2016 as compared with the six months ended June 27, 2015 was due to increases in net common stock repurchases and dividend payments. Net common stock repurchases totaled $350.9 million and $321.7 million for the six months ended June 25, 2016 and June 27, 2015, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
On May 2, 2016, the Company paid a quarterly dividend on its common stock of $0.2225 per share or $172.1 million. On February 1, 2016, the Company paid a quarterly dividend on its common stock of $0.20 per share or $154.0 million. On June 1, 2015, the Company paid a semiannual dividend on its common stock of $0.39 per share or $303.4 million.
On July 1, 2016, the Company declared a quarterly dividend on its common stock of $0.2225 per share or $171.2 million, payable August 1, 2016 to stockholders of record as of the close of business July 15, 2016.
Capital expenditures projection
Capital expenditures for the remainder of 2016 are expected to be approximately $770 million, primarily consisting of new supermarkets, remodeling existing supermarkets, remodeling and equipping warehouses, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.

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
Item 4.    Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 25, 2016 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended June 25, 2016 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 27, 2016 through April 30, 2016	1,125	$45.20	N/A	N/A
May 1, 2016 through May 28, 2016	2,806	43.95	N/A	N/A
May 29, 2016 through June 25, 2016	1,623	43.95	N/A	N/A
Total	5,554	$44.20	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended June 25, 2016 required to be disclosed in the last two columns of the table.
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
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 25, 2016 is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date:	August 1, 2016	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date:	August 1, 2016	/s/ David P. Phillips
David P. Phillips, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)