Form 10-Q
period 2016-09-24
PUBLIX SUPER MARKETS INC
filed 2016-11-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2016
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
Yes                 No     X
The number of shares of the Registrant’s common stock outstanding as of October 14, 2016 was 766,663,000.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)

	September 24, 2016	December 26, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$304,561	352,176
Short-term investments	1,588,737	1,376,698
Trade receivables	633,777	723,685
Merchandise inventories	1,662,684	1,740,513
Deferred tax assets	57,235	51,216
Prepaid expenses	36,161	70,145
Total current assets	4,283,155	4,314,433
Long-term investments	5,461,844	5,226,236
Other noncurrent assets	466,088	431,311
Property, plant and equipment	11,769,077	10,712,312
Accumulated depreciation	(4,647,345)	(4,325,014)
Net property, plant and equipment	7,121,732	6,387,298
	$17,332,819	16,359,278
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,510,815	1,675,858
Accrued expenses:
Contributions to retirement plans	438,213	513,072
Self-insurance reserves	135,974	135,865
Salaries and wages	259,410	131,253
Other	512,873	380,314
Current portion of long-term debt	94,212	56,693
Federal and state income taxes	20,821	9,634
Total current liabilities	2,972,318	2,902,689
Deferred tax liabilities	449,272	425,132
Self-insurance reserves	215,295	214,474
Accrued postretirement benefit cost	101,445	101,725
Long-term debt	165,374	179,753
Other noncurrent liabilities	96,928	104,243
Total liabilities	4,000,632	3,928,016
Common stock related to Employee Stock Ownership Plan (ESOP)	3,149,480	2,953,878
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 776,443 shares in 2016 and 770,175 shares in 2015	776,443	770,175
Additional paid-in capital	2,840,901	2,556,391
Retained earnings	10,025,390	9,041,497
Treasury stock at cost, 9,297 shares in 2016	(406,402)	—
Accumulated other comprehensive earnings	72,336	26,268
Common stock related to ESOP	(3,149,480)	(2,953,878)
Total stockholders’ equity	10,159,188	9,440,453
Noncontrolling interests	23,519	36,931
Total equity	13,332,187	12,431,262
	$17,332,819	16,359,278

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Three Months Ended
	September 24, 2016	September 26, 2015
	(Unaudited)
Revenues:
Sales	$8,026,548	7,842,135
Other operating income	64,101	60,009
Total revenues	8,090,649	7,902,144
Costs and expenses:
Cost of merchandise sold	5,902,079	5,738,223
Operating and administrative expenses	1,652,933	1,605,795
Total costs and expenses	7,555,012	7,344,018
Operating profit	535,637	558,126
Investment income	29,000	35,372
Other nonoperating income, net	13,721	7,134
Earnings before income tax expense	578,358	600,632
Income tax expense	157,223	188,318
Net earnings	$421,135	412,314
Weighted average shares outstanding	768,941	774,240
Basic and diluted earnings per share	$0.55	0.53
Dividends paid per share	$0.2225	0.20

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Three Months Ended
	September 24, 2016	September 26, 2015
	(Unaudited)
Net earnings	$421,135	412,314
Other comprehensive earnings:
Unrealized gain (loss) on available-for-sale (AFS) securities net of income taxes of $13,390 and $(36,921) in 2016 and 2015, respectively	21,263	(58,631)
Reclassification adjustment for net realized gain on AFS securities net of income taxes of $(2,346) and $(5,614) in 2016 and 2015, respectively	(3,725)	(8,914)
Adjustment to postretirement benefit plan obligation net of income taxes of $91 in 2015	—	145
Comprehensive earnings	$438,673	344,914

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Nine Months Ended
	September 24, 2016	September 26, 2015
	(Unaudited)
Revenues:
Sales	$24,873,954	24,146,926
Other operating income	197,793	185,994
Total revenues	25,071,747	24,332,920
Costs and expenses:
Cost of merchandise sold	18,054,675	17,461,792
Operating and administrative expenses	4,995,297	4,870,768
Total costs and expenses	23,049,972	22,332,560
Operating profit	2,021,775	2,000,360
Investment income	82,222	116,540
Other nonoperating income, net	39,737	23,715
Earnings before income tax expense	2,143,734	2,140,615
Income tax expense	662,523	696,642
Net earnings	$1,481,211	1,443,973
Weighted average shares outstanding	770,695	775,422
Basic and diluted earnings per share	$1.92	1.86
Dividends paid per share	$0.645	0.59

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Nine Months Ended
	September 24, 2016	September 26, 2015
	(Unaudited)
Net earnings	$1,481,211	1,443,973
Other comprehensive earnings:
Unrealized gain (loss) on AFS securities net of income taxes of $34,017 and $(39,387) in 2016 and 2015, respectively	54,019	(62,548)
Reclassification adjustment for net realized gain on AFS securities net of income taxes of $(5,007) and $(20,392) in 2016 and 2015, respectively	(7,951)	(32,379)
Adjustment to postretirement benefit plan obligation net of income taxes of $274 in 2015	—	435
Comprehensive earnings	$1,527,279	1,349,481

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Nine Months Ended
	September 24, 2016	September 26, 2015
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$25,024,422	24,146,330
Cash paid to employees and suppliers	(21,995,448)	(21,301,936)
Income taxes paid	(505,330)	(566,823)
Self-insured claims paid	(242,803)	(227,008)
Dividends and interest received	175,698	161,545
Other operating cash receipts	193,482	181,032
Other operating cash payments	(31,258)	(15,543)
Net cash provided by operating activities	2,618,763	2,377,597
Cash flows from investing activities:
Payment for capital expenditures	(1,110,516)	(779,036)
Proceeds from sale of property, plant and equipment	4,300	3,161
Payment for investments	(1,891,611)	(2,285,154)
Proceeds from sale and maturity of investments	1,352,848	1,497,765
Net cash used in investing activities	(1,644,979)	(1,563,264)
Cash flows from financing activities:
Payment for acquisition of common stock	(722,641)	(682,167)
Proceeds from sale of common stock	252,803	268,226
Dividends paid	(497,318)	(458,322)
Repayment of long-term debt	(40,831)	(25,522)
Other, net	(13,412)	3,457
Net cash used in financing activities	(1,021,399)	(894,328)
Net decrease in cash and cash equivalents	(47,615)	(79,995)
Cash and cash equivalents at beginning of period	352,176	407,493
Cash and cash equivalents at end of period	$304,561	327,498

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Nine Months Ended
	September 24, 2016	September 26, 2015
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,481,211	1,443,973
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	458,694	422,127
Increase in LIFO reserve	7,020	28,861
Retirement contributions paid or payable in common stock	278,335	282,597
Deferred income taxes	(10,889)	(37,886)
Loss on disposal and impairment of property, plant and equipment	2,756	43,564
Gain on AFS securities	(12,958)	(52,771)
Net amortization of investments	105,968	102,357
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	90,128	(45,969)
Merchandise inventories	70,809	(33,019)
Prepaid expenses and other noncurrent assets	(18,999)	(7,645)
Accounts payable and accrued expenses	42,951	97,064
Self-insurance reserves	930	(817)
Federal and state income taxes	129,501	141,171
Other noncurrent liabilities	(6,694)	(6,010)
Total adjustments	1,137,552	933,624
Net cash provided by operating activities	$2,618,763	2,377,597

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three and nine months ended September 24, 2016 are not necessarily indicative of the results for the entire 2016 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2015.
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
Following is a summary of fair value measurements for AFS securities as of September 24, 2016 and December 26, 2015:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
September 24, 2016	$7,050,581	1,238,503	5,812,078	—
December 26, 2015	6,602,934	1,049,791	5,553,143	—

(4)	Investments
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

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of AFS securities as of September 24, 2016 and December 26, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
September 24, 2016
Tax exempt bonds	$3,174,197	13,958	1,945	3,186,210
Taxable bonds	2,620,138	8,229	3,172	2,625,195
Restricted investments	164,549	1,851	—	166,400
Equity securities	965,593	121,283	14,100	1,072,776
	$6,924,477	145,321	19,217	7,050,581
December 26, 2015
Tax exempt bonds	$3,336,841	12,038	2,737	3,346,142
Taxable bonds	2,214,366	1,492	10,399	2,205,459
Restricted investments	164,548	—	1,389	163,159
Equity securities	836,153	78,378	26,357	888,174
	$6,551,908	91,908	40,882	6,602,934

Realized gains on sales of AFS securities totaled $7,012,000 and $18,896,000 for the three and nine months ended September 24, 2016, respectively. Realized losses on sales of AFS securities totaled $941,000 and $5,938,000 for the three and nine months ended September 24, 2016, respectively.
Realized gains on sales of AFS securities totaled $29,620,000 and $73,542,000 for the three and nine months ended September 26, 2015, respectively. Realized losses on sales of AFS securities totaled $15,092,000 and $20,771,000 for the three and nine months ended September 26, 2015, respectively.
The amortized cost and fair value of AFS securities by expected maturity as of September 24, 2016 and December 26, 2015 are as follows:

	September 24, 2016		December 26, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$1,587,866	1,588,737	1,375,450	1,376,698
Due after one year through five years	3,585,503	3,600,438	3,951,600	3,948,654
Due after five years through ten years	604,225	604,723	161,732	162,999
Due after ten years	16,741	17,507	62,425	63,250
	5,794,335	5,811,405	5,551,207	5,551,601
Restricted investments	164,549	166,400	164,548	163,159
Equity securities	965,593	1,072,776	836,153	888,174
	$6,924,477	7,050,581	6,551,908	6,602,934

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of temporarily impaired AFS securities by the time period impaired as of September 24, 2016 and December 26, 2015:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
September 24, 2016
Tax exempt bonds	$817,019	1,927	83	18	817,102	1,945
Taxable bonds	956,713	2,297	51,490	875	1,008,203	3,172
Equity securities	35,651	3,459	63,190	10,641	98,841	14,100
	$1,809,383	7,683	114,763	11,534	1,924,146	19,217
December 26, 2015
Tax exempt bonds	$890,907	2,264	63,474	473	954,381	2,737
Taxable bonds	1,676,719	9,988	70,309	411	1,747,028	10,399
Restricted investments	163,159	1,389	—	—	163,159	1,389
Equity securities	274,517	20,561	16,112	5,796	290,629	26,357
	$3,005,302	34,202	149,895	6,680	3,155,197	40,882
There are 329 AFS securities contributing to the total unrealized loss of $19,217,000 as of September 24, 2016. Unrealized losses related to debt securities are primarily due to interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily due to temporary equity market fluctuations that are expected to recover.

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
As of September 24, 2016, the carrying amounts of the assets and liabilities of the consolidated JVs were $102,494,000 and $53,278,000, respectively. As of December 26, 2015, the carrying amounts of the assets and liabilities of the consolidated JVs were $141,355,000 and $64,928,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2016 and 2015 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. The Company assumed loans totaling $63,971,000 during the nine months ended September 24, 2016. The Company assumed loans totaling $31,759,000 during the nine months ended September 26, 2015. Maturities of JV loans range from April 2017 through June 2017 and have variable interest rates based on a LIBOR index plus 175 to 250 basis points. Maturities of assumed shopping center loans range from January 2017 through January 2027 and have fixed interest rates ranging from 3.7% to 7.5%.

(6)	Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $476,766,000 and $427,226,000 as of September 24, 2016 and December 26, 2015, respectively. The cost of the shares held by the ESOP totaled $2,672,714,000 and $2,526,652,000 as of September 24, 2016 and December 26, 2015, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $3,149,480,000 and $2,953,878,000 as of September 24, 2016 and December 26, 2015, respectively. The fair value of the shares held by the ESOP totaled $8,818,886,000 and $9,201,171,000 as of September 24, 2016 and December 26, 2015, respectively.

(7)	Accumulated Other Comprehensive Earnings
A reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for the three months ended September 24, 2016 and September 26, 2015 is as follows:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2016
Balances at June 25, 2016	$59,825	(5,027)	54,798
Unrealized gain on AFS securities	21,263	—	21,263
Net realized gain on AFS securities reclassified to investment income	(3,725)	—	(3,725)
Net other comprehensive earnings	17,538	—	17,538
Balances at September 24, 2016	$77,363	(5,027)	72,336

2015
Balances at June 27, 2015	$90,580	(8,538)	82,042
Unrealized loss on AFS securities	(58,631)	—	(58,631)
Net realized gain on AFS securities reclassified to investment income	(8,914)	—	(8,914)
Amortization of actuarial losses reclassified to operating and administrative expenses	—	145	145
Net other comprehensive (losses) earnings	(67,545)	145	(67,400)
Balances at September 26, 2015	$23,035	(8,393)	14,642

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for the nine months ended September 24, 2016 and September 26, 2015 is as follows:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2016
Balances at December 26, 2015	$31,295	(5,027)	26,268
Unrealized gain on AFS securities	54,019	—	54,019
Net realized gain on AFS securities reclassified to investment income	(7,951)	—	(7,951)
Net other comprehensive earnings	46,068	—	46,068
Balances at September 24, 2016	$77,363	(5,027)	72,336

2015
Balances at December 27, 2014	$117,962	(8,828)	109,134
Unrealized loss on AFS securities	(62,548)	—	(62,548)
Net realized gain on AFS securities reclassified to investment income	(32,379)	—	(32,379)
Amortization of actuarial losses reclassified to operating and administrative expenses	—	435	435
Net other comprehensive (losses) earnings	(94,927)	435	(94,492)
Balances at September 26, 2015	$23,035	(8,393)	14,642

(8)	Subsequent Event
On October 3, 2016, the Company declared a quarterly dividend of $0.2225 per share or $170,600,000, payable November 1, 2016 to stockholders of record as of the close of business October 14, 2016.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee and North Carolina. The Company plans to expand its retail operations into Virginia in 2017. As of September 24, 2016, the Company operated 1,127 supermarkets. For the nine months ended September 24, 2016, 20 supermarkets were opened (including two replacement supermarkets) and 111 supermarkets were remodeled. Seven supermarkets were closed during the period. Of the two replacement supermarkets opened during the nine months ended September 24, 2016, one replaced two of the supermarkets closed during the same period and one replaced a supermarket closed in 2015 that was replaced on site. The five remaining supermarkets closed during the nine months ended September 24, 2016 will be replaced on site in subsequent periods. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Results of Operations
Sales
Sales for the three months ended September 24, 2016 were $8.0 billion as compared with $7.8 billion for the three months ended September 26, 2015, an increase of $184.4 million or 2.4%. The increase in sales for the three months ended September 24, 2016 as compared with the three months ended September 26, 2015 was partially due to a 0.9% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. Sales for the nine months ended September 24, 2016 were $24.9 billion as compared with $24.1 billion for the nine months ended September 26, 2015, an increase of $727.0 million or 3.0%. The increase in sales for the nine months ended September 24, 2016 as compared with the nine months ended September 26, 2015 was primarily due to a 1.8% increase in comparable store sales. Comparable store sales for the three and nine months ended September 24, 2016 increased primarily due to product cost inflation.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 26.5% and 26.8% for the three months ended September 24, 2016 and September 26, 2015, respectively. Gross profit as a percentage of sales was 27.4% and 27.7% for the nine months ended September 24, 2016 and September 26, 2015, respectively. The decrease in gross profit as a percentage of sales for the three and nine months ended September 24, 2016 as compared with the three and nine months ended September 26, 2015 was primarily due to changes in promotional activities and pricing strategies.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 20.6% and 20.5% for the three months ended September 24, 2016 and September 26, 2015, respectively. Operating and administrative expenses as a percentage of sales were 20.1% and 20.2% for the nine months ended September 24, 2016 and September 26, 2015, respectively. Operating and administrative expenses as a percentage of sales for the three and nine months ended September 24, 2016 as compared with the three and nine months ended September 26, 2015 remained relatively unchanged.
Investment income
Investment income was $29.0 million and $35.4 million for the three months ended September 24, 2016 and September 26, 2015, respectively. Investment income was $82.2 million and $116.5 million for the nine months ended September 24, 2016 and September 26, 2015, respectively. The decrease in investment income for the three and nine months ended September 24, 2016 as compared with the three and nine months ended September 26, 2015 was primarily due to a decrease in realized gains on the sale of equity securities.
Income tax expense
The effective income tax rate was 27.2% and 31.4% for the three months ended September 24, 2016 and September 26, 2015, respectively. The effective income tax rate was 30.9% and 32.5% for the nine months ended September 24, 2016 and September 26, 2015, respectively. The decrease in the effective income tax rate for the three and nine months ended September 24, 2016 as compared with the three and nine months ended September 26, 2015 was primarily due to an increase in qualified inventory donations and investment related tax credits.

Net earnings
Net earnings were $421.1 million or $0.55 per share and $412.3 million or $0.53 per share for the three months ended September 24, 2016 and September 26, 2015, respectively. Net earnings as a percentage of sales were 5.2% and 5.3% for the three months ended September 24, 2016 and September 26, 2015, respectively. Net earnings as a percentage of sales for the three months ended September 24, 2016 as compared with the three months ended September 26, 2015 remained relatively unchanged. Net earnings were $1,481.2 million or $1.92 per share and $1,444.0 million or $1.86 per share for the nine months ended September 24, 2016 and September 26, 2015, respectively. Net earnings as a percentage of sales were 6.0% for the nine months ended September 24, 2016 and September 26, 2015.
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $7,355.1 million as of September 24, 2016, as compared with $6,955.1 million as of December 26, 2015 and $7,151.8 million as of September 26, 2015. The increase from the third quarter of 2015 to the third quarter of 2016 was primarily due to the Company generating cash in excess of the amount needed for operations, capital expenditures, common stock repurchases and dividend payments.
Net cash provided by operating activities
Net cash provided by operating activities was $2,618.8 million and $2,377.6 million for the nine months ended September 24, 2016 and September 26, 2015, respectively. The increase in net cash provided by operating activities for the nine months ended September 24, 2016 as compared with the nine months ended September 26, 2015 was primarily due to increases in net earnings and non-cash expenses.
Net cash used in investing activities
Net cash used in investing activities was $1,645.0 million and $1,563.3 million for the nine months ended September 24, 2016 and September 26, 2015, respectively. The primary use of net cash in investing activities for the nine months ended September 24, 2016 was funding capital expenditures and net increases in investment securities. Capital expenditures totaled $1,110.5 million. These expenditures were incurred in connection with the opening of 20 new supermarkets (including two replacement supermarkets) and remodeling 111 supermarkets. Expenditures were also incurred for supermarkets and remodels in progress, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. For the nine months ended September 24, 2016, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $538.8 million.
Net cash used in financing activities
Net cash used in financing activities was $1,021.4 million and $894.3 million for the nine months ended September 24, 2016 and September 26, 2015, respectively. The increase in net cash used in financing activities for the nine months ended September 24, 2016 as compared with the nine months ended September 26, 2015 was due to increases in net common stock repurchases and dividend payments. Net common stock repurchases totaled $469.8 million and $413.9 million for the nine months ended September 24, 2016 and September 26, 2015, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
For the nine months ended September 24, 2016, the Company paid one quarterly dividend of $0.20 per share and two quarterly dividends of $0.2225 per share for a total of $0.645 per share or $497.3 million. For the nine months ended September 26, 2015, the Company paid one semiannual dividend of $0.39 per share and one quarterly dividend of $0.20 per share for a total of $0.59 per share or $458.3 million.
On October 3, 2016, the Company declared a quarterly dividend of $0.2225 per share or $170.6 million, payable November 1, 2016 to stockholders of record as of the close of business October 14, 2016.
Capital expenditures projection
Capital expenditures for the remainder of 2016 are expected to be approximately $390 million, primarily consisting of new supermarkets, remodeling existing supermarkets, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.

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
Item 4.    Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 24, 2016 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended September 24, 2016 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 26, 2016 through July 30, 2016	706	$43.95	N/A	N/A
July 31, 2016 through August 27, 2016	2,644	41.90	N/A	N/A
August 28, 2016 through September 24, 2016	1,371	41.90	N/A	N/A
Total	4,721	$42.21	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended September 24, 2016 required to be disclosed in the last two columns of the table.
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
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 24, 2016 is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date:	November 1, 2016	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date:	November 1, 2016	/s/ David P. Phillips
David P. Phillips, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)