Form 10-K
period 2016-12-31
PUBLIX SUPER MARKETS INC
filed 2017-03-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes               No    X
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $18,853,076,000 as of June 24, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter.
The number of shares of the Registrant’s common stock outstanding as of February 7, 2017 was 761,952,000.
Documents Incorporated By Reference
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Proxy Statement solicited for the 2017 Annual Meeting of Stockholders to be held on April 18, 2017.

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
Merchandising and manufacturing
The Company sells grocery (including dairy, produce, deli, bakery, meat and seafood), health and beauty care, general merchandise, pharmacy, floral and other products and services. The percentage of consolidated sales by merchandise category for 2016, 2015 and 2014 was as follows:

	2016	2015	2014
Grocery	84%	85%	85%
Other	16%	15%	15%
	100%	100%	100%
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
Store operations
The Company operated 1,136 supermarkets at the end of 2016, compared with 1,114 at the beginning of the year. In 2016, 32 supermarkets were opened (including seven replacement supermarkets) and 156 supermarkets were remodeled. Ten supermarkets were closed during the period. Of the seven replacement supermarkets opened during 2016, one replaced two of the supermarkets closed in 2016, four replaced supermarkets also closed in 2016 and two replaced supermarkets closed in 2015 that were replaced on site. The four remaining supermarkets closed in 2016 will be replaced on site in subsequent periods. New supermarkets added 1.3 million square feet in 2016, an increase of 2.4%. At the end of 2016, the Company had 774 supermarkets located in Florida, 184 in Georgia, 63 in Alabama, 57 in South Carolina, 39 in Tennessee and 19 in North Carolina. Also, at the end of 2016, the Company had 12 supermarkets under construction in Florida, seven in North Carolina, four in Virginia, two in Alabama, two in Tennessee, one in Georgia and one in South Carolina.
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
Working capital
The Company’s working capital at the end of 2016 consisted of $4,595.7 million in current assets and $2,943.7 million in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flows from operating activities presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.
Seasonality
The historical influx of winter residents to Florida and increased purchases of products during the traditional Thanksgiving, Christmas and Easter holidays typically result in seasonal sales increases between November and April of each year.

Employees
The Company had 191,000 employees at the end of 2016. The Company considers its employee relations to be good.
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
Company information
The Company’s Annual Reports on Form 10-K, Proxy Statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports may be obtained electronically, free of charge, through the Company’s website at corporate.publix.com/stock.
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
As a result of the highly competitive environment, traditional supermarkets, including the Company, face business challenges. There has been a trend in recent years for traditional supermarkets to lose market share to nontraditional competitors. The Company’s ability to retain its customers depends on its ability to meet the business challenges created by this highly competitive environment. There can be no assurance that the Company will be able to meet these challenges. In addition, the Company believes it will face increased competition in the future from existing and potentially new competitors and its financial condition and results of operations could be impacted by the pricing, purchasing, advertising or promotional decisions made by its competitors as well as competitor format innovation and location additions.
General economic and other conditions that impact consumer spending could adversely affect the Company.
The Company’s results of operations are sensitive to changes in general economic conditions that impact consumer spending. Adverse economic conditions, including high unemployment, home foreclosures and weakness in the housing market, declines in the stock market and the instability of the credit markets, could cause a reduction in consumer spending. While there has been a trend toward lower unemployment and fuel prices in recent periods which has contributed to a better economic climate, there is continued uncertainty about the strength of the economic recovery. If the economy does not continue to improve or if it weakens, or if fuel prices increase, consumers may reduce consumer spending. Other conditions that could affect consumer spending include increases in tax, interest and inflation rates, increases in energy costs, increases in health care costs, the impact of natural disasters or acts of terrorism, and other factors. This reduction in the level of consumer spending could cause customers to purchase lower margin items or to shift spending to lower priced competitors, which could adversely affect the Company’s financial condition and results of operations.
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
The Company receives, retains and transmits confidential information about its customers, employees and suppliers and entrusts certain of that information to third party service providers. The Company depends upon the secure transmission of confidential information, including customer payments, over external networks. Additionally, the use of individually identifiable data by the Company and its third party service providers is subject to federal, state and local laws and regulations. An intrusion into or compromise of the Company’s information technology systems, or those of its third party service providers, that results in customer, employee or supplier information being obtained by unauthorized persons could adversely affect the Company’s reputation with existing and potential customers, employees and others. Such an intrusion or compromise could require expending significant resources related to remediation, lead to legal proceedings and regulatory actions, result in a disruption of operations and have an adverse effect on the Company’s financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
At year end, the Company operated 53.4 million square feet of supermarket space. The Company’s supermarkets vary in size. Current supermarket prototypes range from 28,000 to 61,000 square feet. Supermarkets are often located in strip shopping centers where the Company is the anchor tenant. The majority of the Company’s supermarkets are leased. Substantially all of these leases will expire during the next 20 years. However, in the normal course of business, it is expected that the leases will be renewed or replaced by new leases. Both the building and land are owned at 274 locations. The building is owned while the land is leased at 57 other locations.
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
Because there is no trading of the Company’s common stock on an established securities market, the market price of the Company’s common stock is determined by its Board of Directors. As part of the process to determine the stock value, an independent valuation is obtained. The process includes comparing the Company’s financial results to those of comparable companies that are publicly traded (comparable publicly traded companies). The purpose of the process is to determine a value for the Company’s common stock that is comparable to the stock value of comparable publicly traded companies by considering both the results of the stock market and the relative financial results of comparable publicly traded companies. The market prices for the Company’s common stock for 2016 and 2015 were as follows:

	2016	2015
January - February	$41.80	33.80
March - April	45.20	39.05
May - July	43.95	42.10
August - October	41.90	42.00
November - December	40.15	41.80

(b)	Approximate Number of Equity Security Holders
As of February 7, 2017, the approximate number of holders of record of the Company’s common stock was 179,000.

(c)	Dividends
During 2016, the Company paid one quarterly dividend of $0.20 per share and three quarterly dividends of $0.2225 per share for a total of $0.8675 per share. During 2015, the Company paid one semiannual dividend of $0.39 per share and two quarterly dividends of $0.20 per share for a total of $0.79 per share. Payment of dividends is within the discretion of the Board of Directors and depends on, among other factors, net earnings, capital requirements and the financial condition of the Company. However, the Company intends to continue to pay comparable dividends to stockholders in the future.

(d)	Purchases of Equity Securities by the Issuer
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended December 31, 2016 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 25, 2016 through October 29, 2016	1,153	$41.90	N/A	N/A
October 30, 2016 through November 26, 2016	3,083	40.18	N/A	N/A
November 27, 2016 through December 31, 2016	1,630	40.15	N/A	N/A
Total	5,866	$40.51	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended December 31, 2016 required to be disclosed in the last two columns of the table.

(e)	Performance Graph
The following performance graph sets forth the Company’s cumulative total stockholder return during the five years ended December 31, 2016, compared to the cumulative total return on the S&P 500 Index and a custom Peer Group Index including retail food supermarket companies.(1) The Peer Group Index is weighted based on the various companies’ market capitalization. The comparison assumes $100 was invested at the end of 2011 in the Company’s common stock and in each of the related indices and assumes reinvestment of dividends.
The Company’s common stock is valued as of the end of each fiscal quarter. After the end of a quarter, however, shares continue to be traded at the prior valuation until the new valuation is received. The cumulative total return for the companies represented in the S&P 500 Index and the custom Peer Group Index is based on those companies’ trading price as of the Company’s fiscal year end. The following performance graph is based on the Company’s trading price at fiscal year end based on its market price as of the prior fiscal quarter. For comparative purposes, a performance graph based on the fiscal year end valuation (market price as of March 1, 2017) is provided in the 2017 Proxy Statement. Past stock performance shown below is no guarantee of future performance.
Comparison of Five-Year Cumulative Return Based Upon Fiscal Year End Trading Price

	2011	2012	2013	2014	2015	2016
Publix	$100.00	115.77	158.16	182.18	229.53	225.04
S&P 500	100.00	114.07	153.00	177.13	178.48	198.24
Peer Group (1)	100.00	97.20	147.36	194.40	249.03	229.92

___________________________

(1)
Companies included in the Peer Group are Ahold Delhaize, Kroger, Supervalu and Weis Markets. Ahold and Delhaize Group merged into Ahold Delhaize in 2016. The Peer Group includes Ahold Delhaize for 2016 and Ahold and Delhaize Group in prior years.

Item 6.   Selected Financial Data

	2016 (1)	2015	2014	2013	2012
	(Amounts are in thousands, except per share amounts and number of supermarkets)
Sales:
Sales	$33,999,921	32,362,579	30,559,505	28,917,439	27,484,766
Percent change	5.1%	5.9%	5.7%	5.2%	1.9% (2)
Comparable store sales percent change	1.9%	4.2%	5.4%	3.6%	2.2%
Earnings:
Gross profit (3)	$9,265,616	8,902,969	8,326,855	7,980,120	7,573,782
Earnings before income tax expense	$2,940,376	2,869,261	2,570,121	2,465,689	2,302,594
Net earnings	$2,025,688	1,965,048	1,735,308	1,653,954	1,552,255
Net earnings as a percent of sales	6.0%	6.1%	5.7%	5.7%	5.6%
Common stock:
Weighted average shares outstanding	769,267	774,428	778,708	780,188	782,553
Basic and diluted earnings per share	$2.63	2.54	2.23	2.12	1.98
Dividends per share	$0.8675	0.79	0.74	0.70	0.89 (4)
Financial data:
Capital expenditures	$1,443,827	1,235,648	1,374,124	668,485	697,112
Working capital	$1,651,960	1,411,744	1,035,758	881,222	928,138
Current ratio	1.56	1.49	1.38	1.37	1.42
Total assets	$17,463,954	16,359,278	15,083,480	13,546,641	12,278,320
Long-term debt (including current portion)	$250,584	236,446	217,638	162,154	158,472
Common stock related to ESOP	$3,068,097	2,953,878	2,680,528	2,322,903	2,272,963
Total equity	$13,497,437	12,431,262	11,345,223	10,267,796	9,128,818
Supermarkets	1,136	1,114	1,095	1,079	1,069

____________________________

(1)	Fiscal year 2016 includes 53 weeks. All other years include 52 weeks.

(2)	Fiscal year 2012 sales are impacted by the prior year (fiscal year 2011) including 53 weeks.

(3)	Gross profit represents sales less cost of merchandise sold as reported in the consolidated statements of earnings.

(4)
The Company paid dividends on its common stock of $0.89 per share in 2012, which included an annual dividend of $0.59 per share paid in June 2012 and a semiannual dividend of $0.30 per share paid in December 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee and North Carolina. The Company plans to expand its retail operations into Virginia in 2017. The Company has no other significant lines of business or industry segments. As of December 31, 2016, the Company operated 1,136 supermarkets including 774 located in Florida, 184 in Georgia, 63 in Alabama, 57 in South Carolina, 39 in Tennessee and 19 in North Carolina. In 2016, 32 supermarkets were opened (including seven replacement supermarkets) and 156 supermarkets were remodeled. During 2016, the Company opened 15 supermarkets in Florida, eight in North Carolina, three in Georgia, three in South Carolina, two in Alabama and one in Tennessee. Ten supermarkets were closed during the period. Of the seven replacement supermarkets opened during 2016, one replaced two of the supermarkets closed in 2016, four replaced supermarkets also closed in 2016 and two replaced supermarkets closed in 2015 that were replaced on site. The four remaining supermarkets closed in 2016 will be replaced on site in subsequent periods. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
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
The Company sells a variety of merchandise to generate revenues. This merchandise includes grocery (including dairy, produce, deli, bakery, meat and seafood), health and beauty care, general merchandise and other products and services. Most of the Company’s supermarkets also have pharmacy and floral departments. Merchandise includes a variety of nationally advertised and private label brands as well as unbranded merchandise such as produce, meat and seafood. The Company’s private label brands play an important role in its merchandising strategy.
Operating Environment
The Company is engaged in the highly competitive retail food industry. The Company’s competitors include traditional supermarkets, such as national and regional supermarket chains and independent supermarkets, as well as nontraditional competitors, such as supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores, restaurants, convenience stores and online retailers. The Company’s ability to attract and retain customers is based primarily on quality of goods and service, price, convenience, product mix and store location. In addition, the Company competes with other companies for additional retail site locations. The Company also competes with retailers and other labor market competitors in attracting and retaining quality employees. As a result of the highly competitive environment, traditional supermarkets, including the Company, face business challenges. There has been a trend in recent years for traditional supermarkets to lose market share to nontraditional competitors. The Company’s ability to retain its customers depends on its ability to meet the business challenges created by this highly competitive environment.
In order to meet its competitive challenges, the Company continues to focus on its core strategies, including customer service, product quality, shopping environment, competitive pricing and convenient locations. The Company has implemented several strategic business and technology initiatives as part of the execution of these core strategies. The Company believes these core strategies and related strategic initiatives differentiate it from its competition and present opportunities for sustained market share and financial growth.
Results of Operations
The Company’s fiscal year ends on the last Saturday in December. Fiscal year 2016 includes 53 weeks and fiscal years 2015 and 2014 include 52 weeks.
Sales
Sales for 2016 were $34.0 billion as compared with $32.4 billion in 2015, an increase of $1,637.3 million or 5.1%. The increase in sales for 2016 as compared with 2015 was primarily due to a 1.9% increase in sales from the additional week in 2016 and a 1.9% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. Comparable store sales for 2016 increased primarily due to increased product costs and customer counts.
Sales for 2015 were $32.4 billion as compared with $30.6 billion in 2014, an increase of $1,803.1 million or 5.9%. The increase in sales for 2015 as compared with 2014 was primarily due to a 4.2% increase in comparable store sales. Comparable store sales for 2015 increased primarily due to product cost inflation and increased customer counts resulting from a better economic climate in 2015.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.3%, 27.5% and 27.2% in 2016, 2015 and 2014, respectively. Excluding the last-in, first-out (LIFO) reserve effect of $(4.6) million, $26.0 million and $30.7 million in 2016, 2015 and 2014, respectively, gross profit as a percentage of sales would have been 27.2%, 27.6% and 27.3% in 2016, 2015 and 2014, respectively. After excluding the LIFO reserve effect, the decrease in gross profit as a percentage of sales for 2016 as compared with 2015 was primarily due to an increase in promotional activities. After excluding the LIFO reserve effect, the increase in gross profit as a percentage of sales for 2015 as compared with 2014 was primarily due to changes in promotional activities and pricing strategies.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 20.0% in 2016 and 2015 and 20.2% in 2014. Operating and administrative expenses as a percentage of sales for 2016 as compared with 2015 remained unchanged primarily due to a decrease in rent as a percentage of sales due to the acquisition of shopping centers with the Company as the anchor tenant offset by an increase in payroll as a percentage of sales. The decrease in operating and administrative expenses as a percentage of sales for 2015 as compared with 2014 was primarily due to a decrease in rent as a percentage of sales due to the acquisition of shopping centers with the Company as the anchor tenant.
Investment income
Investment income was $133.1 million, $156.0 million and $143.9 million in 2016, 2015 and 2014, respectively. The decrease in investment income for 2016 as compared with 2015 was primarily due to a decrease in realized gains on the sale of equity securities partially offset by an increase in interest income. The increase in investment income for 2015 as compared with 2014 was primarily due to an increase in realized gains on the sale of equity securities.
Income tax expense
The effective income tax rate was 31.1%, 31.5% and 32.5% in 2016, 2015 and 2014, respectively. The decrease in the effective income tax rate for 2016 as compared with 2015 was primarily due to increases in qualified inventory donations, deductions for manufacturing production costs and investment related tax credits partially offset by the effect of a state income tax settlement in 2015. The decrease in the effective income tax rate for 2015 as compared with 2014 was primarily due to a state income tax settlement and investment related tax credits.
Net earnings
Net earnings were $2,025.7 million or $2.63 per share, $1,965.0 million or $2.54 per share and $1,735.3 million or $2.23 per share for 2016, 2015 and 2014, respectively. Net earnings as a percentage of sales were 6.0%, 6.1% and 5.7% for 2016, 2015 and 2014, respectively. The decrease in net earnings as a percentage of sales for 2016 as compared with 2015 was primarily due to the decrease in gross profit as a percentage of sales partially offset by the incremental profit from the additional week. The increase in net earnings as a percentage of sales for 2015 as compared with 2014 was primarily due to the increase in gross profit as a percentage of sales and the decrease in operating and administrative expenses as a percentage of sales.
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $7,176.9 million as of December 31, 2016, as compared with $6,955.1 million as of December 26, 2015. The increase was primarily due to the Company generating cash in excess of the amount needed for operations, capital expenditures, common stock repurchases and dividend payments.
Net cash provided by operating activities
Net cash provided by operating activities was $3,253.0 million, $2,941.4 million and $2,777.2 million in 2016, 2015 and 2014, respectively. The increase in net cash provided by operating activities for 2016 as compared with 2015 was primarily due to the timing of the Company’s fiscal year end relative to the Christmas holiday. The increase in net cash provided by operating activities for 2015 as compared with 2014 was primarily due to the timing of income tax payments.
Net cash used in investing activities
Net cash used in investing activities was $1,806.1 million, $1,846.5 million and $1,641.7 million in 2016, 2015 and 2014, respectively. The primary use of net cash in investing activities for 2016 was funding capital expenditures and net increases in investment securities. Capital expenditures for 2016 totaled $1,443.8 million. These expenditures were incurred in connection with the opening of 32 new supermarkets (including seven replacement supermarkets) and remodeling 156 supermarkets. Expenditures were also incurred for supermarkets and remodels in progress, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. In 2016, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $368.5 million. The primary use of net cash in investing activities for 2015 was funding capital expenditures and net increases in investment securities. Capital expenditures for 2015 totaled $1,235.6 million. These expenditures were incurred in connection with the opening of 28 new supermarkets (including 10 replacement supermarkets) and remodeling 154 supermarkets. Expenditures were also incurred for supermarkets and remodels in progress, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. In 2015, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $615.2 million.
Net cash used in financing activities
Net cash used in financing activities was $1,360.7 million, $1,150.2 million and $1,029.9 million in 2016, 2015 and 2014, respectively. The primary use of net cash used in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $630.2 million, $510.5 million and $404.2 million in 2016, 2015 and 2014, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the ESPP, Directors Plan, 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid dividends on its common stock of $0.8675 per share or $667.9 million, $0.79 per share or $612.8 million and $0.74 per share or $577.2 million in 2016, 2015 and 2014, respectively.
Capital expenditure projection
Capital expenditures expected to use cash in 2017 are approximately $1,850 million, primarily consisting of new supermarkets, remodeling existing supermarkets, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
Cash requirements
In 2017, the cash requirements for operations, capital expenditures, common stock repurchases and dividend payments are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

Contractual Obligations
Following is a summary of contractual obligations as of December 31, 2016:

	Payments Due by Period
	Total	2017	2018- 2019	2020- 2021	There- after
	(Amounts are in thousands)
Contractual obligations:
Operating leases (1)	$3,742,606	428,303	780,658	639,738	1,893,907
Purchase obligations (2)(3)(4)	2,044,399	1,130,213	297,035	173,949	443,202
Other long-term liabilities:
Self-insurance reserves (5)	355,679	139,554	97,214	40,814	78,097
Accrued postretirement benefit cost	107,178	4,638	9,702	10,319	82,519
Long-term debt (6)	250,584	113,999	42,522	34,473	59,590
Other	144,760	125,281	1,221	983	17,275
Total	$6,645,206	1,941,988	1,228,352	900,276	2,574,590
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

(3)	As of December 31, 2016, the Company had outstanding $7.6 million in trade letters of credit and $11.8 million in standby letters of credit to support certain of these purchase obligations.

(4)
Purchase obligations include $948.2 million in real estate taxes, insurance and maintenance commitments related to operating leases. The actual amounts to be paid are variable and have been estimated based on current costs.

(5)	As of December 31, 2016, the Company had a restricted trust account in the amount of $164.1 million for the benefit of the Company’s insurance carrier related to self-insurance reserves.

(6)	For a more detailed description of the long-term debt obligations, refer to Note 4 Consolidation of Joint Ventures and Long-Term Debt in the Notes to Consolidated Financial Statements.

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
Inventories
Inventories are valued at the lower of cost or market. The cost for 83% and 84% of inventories was determined using the dollar value LIFO method as of December 31, 2016 and December 26, 2015, respectively. Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to each similar merchandise category’s ending retail value. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value manufactured, seasonal, certain perishable and other miscellaneous inventory items because of fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink.
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
Equity securities held by the Company are subject to equity price risk that results from fluctuations in quoted market prices as of the balance sheet date. Market price fluctuations may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. An equity security is determined to be OTTI if the Company does not expect to recover the cost of the equity security. A hypothetical decrease of 10% in the value of the Company’s equity securities would result in an immaterial decrease in the value of such long-term investments.
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
The Company’s judgment regarding the existence of circumstances that indicate the potential impairment of an asset’s net book value is based on several factors, including the decision to close a supermarket or a decline in operating cash flows. The variability of these factors depends on a number of conditions, including uncertainty about future events and general economic conditions; therefore, the Company’s accounting estimates may change from period to period. These factors could cause the Company to conclude that a potential impairment exists, and the applicable impairment tests could result in a determination that the value of long-lived assets is impaired, resulting in a write-down of the long-lived assets. The Company attempts to select supermarket sites that will achieve the forecasted operating results. To the extent the Company’s assets are maintained in good condition and the forecasted operating results of the supermarkets are achieved, it is relatively unlikely that future assessments of recoverability would result in impairment charges that would have a material effect on the Company’s financial condition and results of operations. There were no material changes in the estimates or assumptions related to the impairment of long-lived assets in 2016.
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
Equity securities are subject to equity price risk that results from fluctuations in quoted market prices as of the balance sheet date. Market price fluctuations may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. An equity security is determined to be OTTI if the Company does not expect to recover the cost of the equity security. A hypothetical decrease of 10% in the value of the Company’s equity securities would result in an immaterial decrease in the value of such long-term investments.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule
Page
Report of Independent Registered Public Accounting Firm	19

Consolidated Financial Statements:

Consolidated Balance Sheets – December 31, 2016 and December 26, 2015	20

Consolidated Statements of Earnings – Years ended December 31, 2016, December 26, 2015 and December 27, 2014	22

Consolidated Statements of Comprehensive Earnings – Years ended December 31, 2016, December 26, 2015 and December 27, 2014	23

Consolidated Statements of Cash Flows – Years ended December 31, 2016, December 26, 2015 and December 27, 2014	24

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2016, December 26, 2015 and December 27, 2014	26

Notes to Consolidated Financial Statements	27

The following consolidated financial statement schedule of the Company for the years ended December 31, 2016, December 26, 2015 and December 27, 2014 is submitted herewith:

Schedule II – Valuation and Qualifying Accounts	38

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Publix Super Markets, Inc.:
We have audited the accompanying consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries as of December 31, 2016 and December 26, 2015, and the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Publix Super Markets, Inc. and subsidiaries as of December 31, 2016 and December 26, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Tampa, Florida
March 1, 2017
Certified Public Accountants

PUBLIX SUPER MARKETS, INC.
Consolidated Balance Sheets
December 31, 2016 and
December 26, 2015

	2016	2015
ASSETS	(Amounts are in thousands)
Current assets:
Cash and cash equivalents	$438,319	352,176
Short-term investments	1,591,740	1,376,698
Trade receivables	715,292	723,685
Merchandise inventories	1,722,392	1,740,513
Deferred tax assets	77,496	51,216
Prepaid expenses	50,434	70,145
Total current assets	4,595,673	4,314,433
Long-term investments	5,146,878	5,226,236
Other noncurrent assets	434,280	431,311
Property, plant and equipment:
Land	1,415,565	1,157,619
Buildings and improvements	4,066,743	3,467,015
Furniture, fixtures and equipment	4,581,924	4,303,132
Leasehold improvements	1,727,952	1,635,791
Construction in progress	189,448	148,755
	11,981,632	10,712,312
Accumulated depreciation	(4,694,509)	(4,325,014)
Net property, plant and equipment	7,287,123	6,387,298
	$17,463,954	16,359,278

See accompanying notes to consolidated financial statements.

	2016	2015
LIABILITIES AND EQUITY	(Amounts are in thousands, except par value)
Current liabilities:
Accounts payable	$1,609,652	1,675,858
Accrued expenses:
Contributions to retirement plans	525,668	513,072
Self-insurance reserves	139,554	135,865
Salaries and wages	127,856	131,253
Other	414,197	380,314
Current portion of long-term debt	113,999	56,693
Federal and state income taxes	12,787	9,634
Total current liabilities	2,943,713	2,902,689
Deferred tax liabilities	473,980	425,132
Self-insurance reserves	216,125	214,474
Accrued postretirement benefit cost	102,540	101,725
Long-term debt	136,585	179,753
Other noncurrent liabilities	93,574	104,243
Total liabilities	3,966,517	3,928,016
Common stock related to Employee Stock Ownership Plan (ESOP)	3,068,097	2,953,878
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued and outstanding 763,198 shares in 2016 and 770,175 shares in 2015	763,198	770,175
Additional paid-in capital	2,849,947	2,556,391
Retained earnings	9,836,696	9,041,497
Accumulated other comprehensive earnings	23,427	26,268
Common stock related to ESOP	(3,068,097)	(2,953,878)
Total stockholders’ equity	10,405,171	9,440,453
Noncontrolling interests	24,169	36,931
Total equity	13,497,437	12,431,262
Commitments and contingencies	—	—
	$17,463,954	16,359,278

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Earnings
Years ended December 31, 2016, December 26, 2015
and December 27, 2014

	2016	2015	2014
	(Amounts are in thousands, except per share amounts)
Revenues:
Sales	$33,999,921	32,362,579	30,559,505
Other operating income	274,188	256,180	242,961
Total revenues	34,274,109	32,618,759	30,802,466
Costs and expenses:
Cost of merchandise sold	24,734,305	23,459,610	22,232,650
Operating and administrative expenses	6,788,153	6,480,908	6,168,955
Total costs and expenses	31,522,458	29,940,518	28,401,605
Operating profit	2,751,651	2,678,241	2,400,861
Investment income	133,067	156,026	143,875
Other nonoperating income, net	55,658	34,994	25,385
Earnings before income tax expense	2,940,376	2,869,261	2,570,121
Income tax expense	914,688	904,213	834,813
Net earnings	$2,025,688	1,965,048	1,735,308
Weighted average shares outstanding	769,267	774,428	778,708
Basic and diluted earnings per share	$2.63	2.54	2.23

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Comprehensive Earnings
Years ended December 31, 2016, December 26, 2015
and December 27, 2014

	2016	2015	2014
	(Amounts are in thousands)
Net earnings	$2,025,688	1,965,048	1,735,308
Other comprehensive earnings:
Unrealized gain (loss) on available-for-sale (AFS) securities net of income taxes of $11,093, $(27,605) and $37,133 in 2016, 2015 and 2014, respectively	17,615	(43,838)	58,968
Reclassification adjustment for net realized gain on AFS securities net of income taxes of $(12,464), $(26,972) and $(22,571) in 2016, 2015 and 2014, respectively	(19,792)	(42,829)	(35,842)
Adjustment to postretirement benefit obligation net of income taxes of $(418), $2,394 and $(624) in 2016, 2015 and 2014, respectively	(664)	3,801	(991)
Comprehensive earnings	$2,022,847	1,882,182	1,757,443

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Cash Flows
Years ended December 31, 2016, December 26, 2015
and December 27, 2014

	2016	2015	2014
	(Amounts are in thousands)
Cash flows from operating activities:
Cash received from customers	$34,088,337	32,249,651	30,596,486
Cash paid to employees and suppliers	(30,291,186)	(28,718,224)	(27,045,219)
Income taxes paid	(683,464)	(721,226)	(895,758)
Self-insured claims paid	(338,010)	(315,624)	(317,441)
Dividends and interest received	246,202	219,589	222,134
Other operating cash receipts	268,347	249,588	235,642
Other operating cash payments	(37,271)	(22,389)	(18,612)
Net cash provided by operating activities	3,252,955	2,941,365	2,777,232
Cash flows from investing activities:
Payment for capital expenditures	(1,443,827)	(1,235,648)	(1,374,124)
Proceeds from sale of property, plant and equipment	6,268	4,350	40,222
Payment for investments	(2,526,973)	(2,764,436)	(1,839,814)
Proceeds from sale and maturity of investments	2,158,434	2,149,233	1,532,007
Net cash used in investing activities	(1,806,098)	(1,846,501)	(1,641,709)
Cash flows from financing activities:
Payment for acquisition of common stock	(960,262)	(855,801)	(688,339)
Proceeds from sale of common stock	330,040	345,319	284,105
Dividends paid	(667,902)	(612,766)	(577,227)
Repayments of long-term debt	(49,828)	(30,164)	(57,442)
Other, net	(12,762)	3,231	9,005
Net cash used in financing activities	(1,360,714)	(1,150,181)	(1,029,898)
Net increase (decrease) in cash and cash equivalents	86,143	(55,317)	105,625
Cash and cash equivalents at beginning of year	352,176	407,493	301,868
Cash and cash equivalents at end of year	$438,319	352,176	407,493

See accompanying notes to consolidated financial statements.

	2016	2015	2014
	(Amounts are in thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,025,688	1,965,048	1,735,308
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	624,203	581,892	513,393
(Decrease) increase in LIFO reserve	(4,643)	25,996	30,743
Retirement contributions paid or payable in common stock	365,936	369,017	338,979
Deferred income taxes	24,357	108,574	2,392
Loss on disposal and impairment of property, plant and equipment	11,035	49,596	26,155
Gain on AFS securities	(32,256)	(69,801)	(58,413)
Net amortization of investments	141,869	137,883	137,533
Change in operating assets and liabilities providing (requiring) cash:
Trade receivables	8,306	(174,610)	(8,829)
Merchandise inventories	22,764	(168,826)	(121,449)
Prepaid expenses and other noncurrent assets	(14,307)	(12,571)	(4,210)
Accounts payable and accrued expenses	(74,917)	114,811	268,491
Self-insurance reserves	5,340	(14,027)	8,325
Federal and state income taxes	159,426	38,920	(86,910)
Other noncurrent liabilities	(9,846)	(10,537)	(4,276)
Total adjustments	1,227,267	976,317	1,041,924
Net cash provided by operating activities	$3,252,955	2,941,365	2,777,232

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2016, December 26, 2015
and December 27, 2014

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings	Common Stock Related to ESOP	Total Stock- holders’ Equity
	(Amounts are in thousands, except per share amounts)
Balances at December 28, 2013	$776,721	1,898,974	7,454,448	—	86,999	(2,322,903)	7,894,239
Comprehensive earnings	—	—	1,735,308	—	22,135	—	1,757,443
Dividends, $0.74 per share	—	—	(577,227)	—	—	—	(577,227)
Contribution of 10,272 shares to retirement plans	8,063	235,362	—	66,289	—	—	309,714
Acquisition of 21,356 shares from stockholders	—	—	—	(688,339)	—	—	(688,339)
Sale of 8,835 shares to stockholders	2,168	66,556	—	215,381	—	—	284,105
Retirement of 12,480 shares	(12,480)	—	(394,189)	406,669	—	—	—
Change for ESOP related shares	—	—	—	—	—	(357,625)	(357,625)
Balances at December 27, 2014	774,472	2,200,892	8,218,340	—	109,134	(2,680,528)	8,622,310
Comprehensive earnings	—	—	1,965,048	—	(82,866)	—	1,882,182
Dividends, $0.79 per share	—	—	(612,766)	—	—	—	(612,766)
Contribution of 8,516 shares to retirement plans	6,172	247,139	—	79,248	—	—	332,559
Acquisition of 21,276 shares from stockholders	—	—	—	(855,801)	—	—	(855,801)
Sale of 8,463 shares to stockholders	2,756	108,360	—	234,203	—	—	345,319
Retirement of 13,225 shares	(13,225)	—	(529,125)	542,350	—	—	—
Change for ESOP related shares	—	—	—	—	—	(273,350)	(273,350)
Balances at December 26, 2015	770,175	2,556,391	9,041,497	—	26,268	(2,953,878)	9,440,453
Comprehensive earnings	—	—	2,025,688	—	(2,841)	—	2,022,847
Dividends, $0.8675 per share	—	—	(667,902)	—	—	—	(667,902)
Contribution of 7,837 shares to retirement plans	5,216	239,436	—	109,562	—	—	354,214
Acquisition of 22,500 shares from stockholders	—	—	—	(960,262)	—	—	(960,262)
Sale of 7,686 shares to stockholders	1,283	54,120	—	274,637	—	—	330,040
Retirement of 13,476 shares	(13,476)	—	(562,587)	576,063	—	—	—
Change for ESOP related shares	—	—	—	—	—	(114,219)	(114,219)
Balances at December 31, 2016	$763,198	2,849,947	9,836,696	—	23,427	(3,068,097)	10,405,171

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
The Company’s fiscal year ends on the last Saturday in December. Fiscal year 2016 includes 53 weeks and fiscal years 2015 and 2014 include 52 weeks.

(d)	Cash Equivalents
The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

(e)	Trade Receivables
Trade receivables primarily include amounts due from vendor allowances, debit and credit card sales and third party insurance pharmacy billings.

(f)	Inventories
Inventories are valued at the lower of cost or market. The cost for 83% and 84% of inventories was determined using the dollar value last-in, first-out (LIFO) method as of December 31, 2016 and December 26, 2015, respectively. Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to each similar merchandise category’s ending retail value. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value manufactured, seasonal, certain perishable and other miscellaneous inventory items because of fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink. If all inventories were valued using the FIFO method, inventories and current assets would have been higher than reported by $441,860,000 and $446,503,000 as of December 31, 2016 and December 26, 2015, respectively.

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

(k)	Postretirement Benefit
The Company provides a postretirement life insurance benefit for certain salaried and hourly full-time employees who meet the eligibility requirements. Effective January 1, 2002, the Company amended the postretirement life insurance benefit under its Group Life Insurance Plan. To receive the postretirement life insurance benefit after the amendment, an employee must have had at least five years of full-time service and the employee’s age plus years of credited service must have equaled 65 or greater as of October 1, 2001. At retirement, such employees also must be at least age 55 with at least 10 years of full-time service to be eligible to receive the postretirement life insurance benefit.
Actuarial projections are used to calculate the year end postretirement benefit obligation, discounted using a yield curve methodology based on high quality bonds with a rating of AA or better. Actuarial losses are amortized from accumulated other comprehensive earnings into net periodic postretirement benefit cost over future years when the accumulation of such losses exceeds 10% of the year end postretirement benefit obligation.

(l)	Comprehensive Earnings
Comprehensive earnings include net earnings and other comprehensive earnings. Other comprehensive earnings include revenues, expenses, gains and losses that have been excluded from net earnings and recorded directly to stockholders’ equity. Included in other comprehensive earnings for the Company are unrealized gains and losses on AFS securities and adjustments to the postretirement benefit obligation.

(m)	Revenue Recognition
Revenue is recognized at the point of sale for retail sales. Customer returns are immaterial. Vendor coupons that are reimbursed are accounted for as sales. Coupons and other sales incentives offered by the Company that are not reimbursed are recorded as a reduction of sales.

(n)	Sales Taxes
The Company records sales net of applicable sales taxes.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

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

(q)	Advertising Costs
Advertising costs are expensed as incurred and were $260,367,000, $248,454,000 and $232,499,000 for 2016, 2015 and 2014, respectively.

(r)	Other Nonoperating Income, net
Other nonoperating income, net includes rent received from tenants in owned shopping centers, net of related expenses, and other miscellaneous nonoperating income.

(s)	Income Taxes
Deferred tax assets and liabilities are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The Company recognizes accrued interest and penalties related to income tax liabilities as a component of income tax expense. The Company invests in certain investment related tax credits that promote affordable housing and renewable energy. These investments generate a return primarily through the realization of federal and state tax credits and other tax benefits. The Company accounts for its affordable housing investments using the proportional amortization method. Under this method, the investment is amortized into income tax expense in proportion to the tax credits received and the investment tax credits are recognized as a reduction of income tax expense. The Company accounts for its renewable energy investments using the deferral method. Under this method, the investment tax credits are recognized as a reduction of the renewable energy investments.

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
Following is a summary of fair value measurements for AFS securities as of December 31, 2016 and December 26, 2015:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
December 31, 2016	$6,738,618	1,286,625	5,451,993	—
December 26, 2015	6,602,934	1,049,791	5,553,143	—
(3)    Investments
Following is a summary of AFS securities as of December 31, 2016 and December 26, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
2016
Tax exempt bonds	$3,036,060	2,211	24,649	3,013,622
Taxable bonds	2,469,192	1,359	33,903	2,436,648
Restricted investments	164,548	—	463	164,085
Equity securities	1,021,340	110,879	7,956	1,124,263
	$6,691,140	114,449	66,971	6,738,618
2015
Tax exempt bonds	$3,336,841	12,038	2,737	3,346,142
Taxable bonds	2,214,366	1,492	10,399	2,205,459
Restricted investments	164,548	—	1,389	163,159
Equity securities	836,153	78,378	26,357	888,174
	$6,551,908	91,908	40,882	6,602,934
Realized gains on sales of AFS securities totaled $47,633,000 for 2016. Realized losses on sales of AFS securities totaled $15,377,000 for 2016.
Realized gains on sales of AFS securities totaled $94,778,000 for 2015. Realized losses on sales of AFS securities totaled $24,977,000 for 2015.
Realized gains on sales of AFS securities totaled $61,390,000 for 2014. Realized losses on sales of AFS securities totaled $2,977,000 for 2014.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

The amortized cost and fair value of AFS securities by expected maturity as of December 31, 2016 and December 26, 2015 are as follows:

	2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Amounts are in thousands)
Due in one year or less	$1,592,144	1,591,740	1,375,450	1,376,698
Due after one year through five years	3,218,371	3,187,739	3,951,600	3,948,654
Due after five years through ten years	680,641	656,162	161,732	162,999
Due after ten years	14,096	14,629	62,425	63,250
	5,505,252	5,450,270	5,551,207	5,551,601
Restricted investments	164,548	164,085	164,548	163,159
Equity securities	1,021,340	1,124,263	836,153	888,174
	$6,691,140	6,738,618	6,551,908	6,602,934
Following is a summary of temporarily impaired AFS securities by the time period impaired as of December 31, 2016 and December 26, 2015:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
2016
Tax exempt bonds	$2,360,143	24,416	6,099	233	2,366,242	24,649
Taxable bonds	1,921,367	33,354	51,769	549	1,973,136	33,903
Restricted investments	164,085	463	—	—	164,085	463
Equity securities	61,625	3,924	38,141	4,032	99,766	7,956
Total temporarily impaired AFS securities	$4,507,220	62,157	96,009	4,814	4,603,229	66,971
2015
Tax exempt bonds	$890,907	2,264	63,474	473	954,381	2,737
Taxable bonds	1,676,719	9,988	70,309	411	1,747,028	10,399
Restricted investments	163,159	1,389	—	—	163,159	1,389
Equity securities	274,517	20,561	16,112	5,796	290,629	26,357
Total temporarily impaired AFS securities	$3,005,302	34,202	149,895	6,680	3,155,197	40,882
There are 649 AFS securities contributing to the total unrealized loss of $66,971,000 as of December 31, 2016. Unrealized losses related to debt securities are primarily due to interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily due to temporary equity market fluctuations that are expected to recover.

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
As of December 31, 2016, the carrying amounts of the assets and liabilities of the consolidated JVs were $102,254,000 and $53,278,000, respectively. As of December 26, 2015, the carrying amounts of the assets and liabilities of the consolidated JVs were $141,355,000 and $64,928,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2016, 2015 and 2014 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. The Company assumed loans totaling $63,966,000 and $40,287,000 during 2016 and 2015, respectively. Maturities of JV loans range from April 2017 through June 2017 and have variable interest rates based on a LIBOR index plus 175 to 250 basis points. Maturities of assumed shopping center loans range from March 2017 through January 2027 and have fixed interest rates ranging from 3.7% to 7.5%.
As of December 31, 2016, the aggregate annual maturities and scheduled payments of long-term debt are as follows:

Year
(Amounts are in thousands)
2017	$113,999
2018	37,873
2019	4,649
2020	19,150
2021	15,323
Thereafter	59,590
$250,584

(5)    Retirement Plans
The Company has a trusteed, noncontributory ESOP for the benefit of eligible employees. The Company recognizes an expense related to the Company’s discretionary contribution to the ESOP based on a percent of net earnings before taxes that is approved by the Board of Directors each year. ESOP contributions can be made in Company common stock or cash. Compensation expense recorded for contributions to this plan was $334,422,000, $337,703,000 and $310,050,000 for 2016, 2015 and 2014, respectively.
Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $425,514,000 and $427,226,000 as of December 31, 2016 and December 26, 2015, respectively. The cost of the shares held by the ESOP totaled $2,642,583,000 and $2,526,652,000 as of December 31, 2016 and December 26, 2015, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $3,068,097,000 and $2,953,878,000 as of December 31, 2016 and December 26, 2015, respectively. The fair value of the shares held by the ESOP totaled $8,356,659,000 and $9,201,171,000 as of December 31, 2016 and December 26, 2015, respectively.
The Company has a 401(k) Plan for the benefit of eligible employees. The 401(k) Plan is a voluntary defined contribution plan. Eligible employees may contribute up to 10% of their eligible annual compensation, subject to the maximum contribution limits established by federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2016, 2015 and 2014, the Board of Directors approved a match of 50% of eligible annual contributions up to 3% of annual compensation, not to exceed a maximum match of $750 per employee. The match, which is determined as of the last day of the plan year and paid in the subsequent plan year, is in common stock of the Company. Compensation expense recorded for the Company’s match to the 401(k) Plan was $30,899,000, $30,775,000 and $28,475,000 for 2016, 2015 and 2014, respectively.
The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.
(6)    Income Taxes
Total income taxes for 2016, 2015 and 2014 were allocated as follows:

	2016	2015	2014
	(Amounts are in thousands)
Earnings	$914,688	904,213	834,813
Other comprehensive (losses) earnings	(1,789)	(52,183)	13,938
	$912,899	852,030	848,751
The provision for income taxes consists of the following:

	Current	Deferred	Total
	(Amounts are in thousands)
2016
Federal	$820,989	20,697	841,686
State	69,342	3,660	73,002
	$890,331	24,357	914,688
2015
Federal	$758,084	97,586	855,670
State	37,555	10,988	48,543
	$795,639	108,574	904,213
2014
Federal	$754,187	2,021	756,208
State	78,234	371	78,605
	$832,421	2,392	834,813

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

A reconciliation of the provision for income taxes at the federal statutory tax rate of 35% to earnings before income taxes compared to the Company’s actual income tax expense is as follows:

	2016	2015	2014
	(Amounts are in thousands)
Federal tax at statutory tax rate	$1,029,132	1,004,241	899,542
State income taxes (net of federal tax benefit)	47,451	31,553	51,093
ESOP dividend	(65,232)	(62,630)	(61,270)
Other, net	(96,663)	(68,951)	(54,552)
	$914,688	904,213	834,813
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2016 and December 26, 2015 are as follows:

	2016	2015
	(Amounts are in thousands)
Deferred tax assets:
Self-insurance reserves	$119,613	118,082
Retirement plan contributions	63,432	61,898
Postretirement benefit cost	41,362	40,883
Investment tax credits	33,170	6,832
Inventory capitalization	18,294	15,072
Purchase allowances	18,005	13,792
Leases	15,903	19,250
Reserves not currently deductible	8,675	10,873
Other	3,649	1,489
Total deferred tax assets	$322,103	288,171
Deferred tax liabilities:
Property, plant and equipment, primarily due to depreciation	$704,233	615,408
Other	14,354	46,679
Total deferred tax liabilities	$718,587	662,087
The Company expects the results of future operations and the reversal of deferred tax liabilities to generate sufficient taxable income to allow utilization of deferred tax assets; therefore, no valuation allowance has been recorded as of December 31, 2016 and December 26, 2015.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns as well as all open tax years in these jurisdictions. The periods subject to examination for the Company’s federal return are the 2010 through 2015 tax years. The periods subject to examination for the Company’s state returns are the 2011 through 2015 tax years. The Company believes that the outcome of any examination will not have a material effect on its financial condition, results of operations or cash flows.
The Company had no unrecognized tax benefits in 2016 and 2015. As a result, there will be no effect on the Company’s effective income tax rate in future periods due to the recognition of unrecognized tax benefits.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(7)	Accumulated Other Comprehensive Earnings
A reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for 2016, 2015 and 2014 is as follows:

	AFS Securities	Postretirement Benefit	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
Balances at December 28, 2013	$94,836	(7,837)	86,999
Unrealized gain on AFS securities	58,968	—	58,968
Net realized gain on AFS securities reclassified to investment income	(35,842)	—	(35,842)
Amortization of actuarial loss reclassified to operating and administrative expenses	—	(991)	(991)
Net other comprehensive earnings (losses)	23,126	(991)	22,135
Balances at December 27, 2014	117,962	(8,828)	109,134
Unrealized loss on AFS securities	(43,838)	—	(43,838)
Net realized gain on AFS securities reclassified to investment income	(42,829)	—	(42,829)
Amortization of actuarial gain reclassified to operating and administrative expenses	—	3,801	3,801
Net other comprehensive (losses) earnings	(86,667)	3,801	(82,866)
Balances at December 26, 2015	31,295	(5,027)	26,268
Unrealized gain on AFS securities	17,615	—	17,615
Net realized gain on AFS securities reclassified to investment income	(19,792)	—	(19,792)
Amortization of actuarial loss reclassified to operating and administrative expenses	—	(664)	(664)
Net other comprehensive losses	(2,177)	(664)	(2,841)
Balances at December 31, 2016	$29,118	(5,691)	23,427

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
Total rental expense for 2016, 2015 and 2014 is as follows:

	2016	2015	2014
	(Amounts are in thousands)
Minimum rentals	$419,032	426,703	439,525
Contingent rentals	125,406	123,152	118,839
Sublease rental income	(4,577)	(4,979)	(4,867)
	$539,861	544,876	553,497
As of December 31, 2016, future minimum lease payments for all noncancelable operating leases and related subleases are as follows:

Year	Minimum Rental Commitments	Sublease Rental Income	Net
	(Amounts are in thousands)
2017	$428,303	4,869	423,434
2018	405,174	3,968	401,206
2019	375,484	3,601	371,883
2020	337,991	440	337,551
2021	301,747	230	301,517
Thereafter	1,893,907	1,066	1,892,841
	$3,742,606	14,174	3,728,432
The Company also owns shopping centers which are leased to tenants for minimum monthly rentals plus contingent rentals. Minimum rentals represent fixed lease obligations, including insurance and maintenance. Contingent rentals represent variable lease obligations, including real estate taxes, insurance, maintenance and, for certain premises, excess rent. Rental income was $133,656,000, $95,519,000 and $63,026,000 for 2016, 2015 and 2014, respectively.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

As of December 31, 2016, future minimum rental payments to be received for all noncancelable operating leases are as follows:

Year
(Amounts are in thousands)
2017	$105,570
2018	88,336
2019	69,811
2020	52,371
2021	32,995
Thereafter	125,202
$474,285

(b)Letters of Credit
As of December 31, 2016, the Company had outstanding $7,597,000 in trade letters of credit and $11,799,000 in standby letters of credit to support certain purchase obligations.
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
(9)    Subsequent Event
On January 2, 2017, the Company declared a quarterly dividend on its common stock of $0.2225 per share or $169,700,000, payable February 1, 2017 to stockholders of record as of the close of business January 13, 2017.
(10)    Quarterly Information (unaudited)
Following is a summary of the quarterly results of operations for 2016 and 2015. All quarters have 13 weeks, except the fourth quarter of 2016 which has 14 weeks.
.

	Quarter
	First	Second	Third	Fourth
	(Amounts are in thousands, except per share amounts)
2016
Revenues	$8,790,561	8,190,537	8,090,649	9,202,362
Costs and expenses	7,963,774	7,531,186	7,555,012	8,472,486
Net earnings	581,889	478,187	421,135	544,477
Basic and diluted earnings per share	0.75	0.62	0.55	0.71
2015
Revenues	$8,412,745	8,018,031	7,902,144	8,285,839
Costs and expenses	7,638,951	7,349,591	7,344,018	7,607,958
Net earnings	548,918	482,741	412,314	521,075
Basic and diluted earnings per share	0.71	0.62	0.53	0.68

Schedule II
PUBLIX SUPER MARKETS, INC.
Valuation and Qualifying Accounts
Years ended December 31, 2016, December 26, 2015
and December 27, 2014

	Balance at Beginning of Year	Additions Charged to Income	Deductions From Reserves	Balance at End of Year
	(Amounts are in thousands)
Year Ended December 31, 2016
Reserves not deducted from assets:
Self-insurance reserves:
Current	$135,865	341,699	338,010	139,554
Noncurrent	214,474	1,651	—	216,125
	$350,339	343,350	338,010	355,679
Year Ended December 26, 2015
Reserves not deducted from assets:
Self-insurance reserves:
Current	$151,153	300,336	315,624	135,865
Noncurrent	213,213	1,261	—	214,474
	$364,366	301,597	315,624	350,339
Year Ended December 27, 2014
Reserves not deducted from assets:
Self-insurance reserves:
Current	$150,860	317,734	317,441	151,153
Noncurrent	205,181	8,032	—	213,213
	$356,041	325,766	317,441	364,366

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
Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment and these criteria, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2016.
Item 9B. Other Information
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning the executive officers of the Company is set forth on the following page. All other information regarding this item is incorporated by reference from the Proxy Statement of the Company (2017 Proxy Statement), which the Company intends to file no later than 120 days after its fiscal year end.
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
Item 11. Executive Compensation
Information regarding this item is incorporated by reference from the 2017 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding this item is incorporated by reference from the 2017 Proxy Statement.
Item 13. Certain Relationships, Related Transactions and Director Independence
Information regarding this item is incorporated by reference from the 2017 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information regarding this item is incorporated by reference from the 2017 Proxy Statement.

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since
Executive Officers of the Company
John A. Attaway, Jr.	58	Senior Vice President, General Counsel and Secretary of the Company.	2000
Hoyt R. Barnett	73	Vice Chairman of the Company and Trustee of the Employee Stock Ownership Plan (ESOP) to July 2015, Vice Chairman and Trustee on the Committee of Trustees of the ESOP thereafter.	1977
David E. Bornmann	59	Vice President of the Company to March 2013, Senior Vice President thereafter.	1998
Jeffrey G. Chamberlain	60	Vice President of the Company to January 2017, Senior Vice President thereafter.	2011
Laurie Z. Douglas	53	Senior Vice President and Chief Information Officer of the Company.	2006
Randall T. Jones, Sr.	54	President of the Company to May 2016, Chief Executive Officer and President thereafter.	2003
Kevin S. Murphy	46	Regional Director of Retail Operations of the Company to March 2014, Vice President to May 2016, Senior Vice President thereafter.	2014
David P. Phillips	57	Chief Financial Officer and Treasurer of the Company to July 2015, Chief Financial Officer, Treasurer and Trustee on the Committee of Trustees of the ESOP to May 2016, Executive Vice President, Chief Financial Officer, Treasurer and Trustee on the Committee of Trustees of the ESOP thereafter.	1990
Michael R. Smith	57	Vice President of the Company to March 2013, Senior Vice President thereafter.	2005
Officers of the Company
Robert J. Bechtel	53	Regional Director of Retail Operations of the Company to May 2016, Vice President thereafter.	2016
Scott E. Brubaker	58	Vice President of the Company.	2005
Joseph DiBenedetto, Jr.	57	Vice President of the Company.	2011
G. Gino DiGrazia	54	Vice President of the Company.	2002
Sandra J. Estep	57	Vice President of the Company.	2002
Linda S. Hall	57	Vice President of the Company.	2002
Mark R. Irby	61	Vice President of the Company.	1989
Linda S. Kane	51	Vice President and Assistant Secretary of the Company.	2000
Erik J. Katenkamp	45	Director of Information Systems of the Company to January 2013, Vice President thereafter.	2013
L. Renee Kelly	55	Director of Information Systems of the Company to January 2013, Vice President thereafter.	2013
Christopher M. Litz	53	Regional Director of Retail Operations of the Company to January 2016, Vice President thereafter.	2016
Robert J. McGarrity	55	Director of Construction of the Company to January 2017, Vice President thereafter.	2017
Merriann M. Metz	41	Assistant General Counsel of the Company to May 2016, Assistant General Counsel and Assistant Secretary thereafter.	2016
Peter M. Mowitt	57	Business Development Director of Grocery Retail Support of the Company to March 2013, Vice President thereafter.	2013
Dale S. Myers	64	Vice President of the Company.	2001
Alfred J. Ottolino	51	Vice President of the Company.	2004
Samuel J. Pero	54	Regional Director of Retail Operations of the Company to May 2016, Vice President thereafter.	2016
Charles B. Roskovich, Jr.	55	Senior Vice President of the Company to January 2013, Vice President thereafter.	2008
Marc H. Salm	56	Vice President of the Company.	2008
Alison Midili Smith	46	Director of Human Resources of the Company to January 2013, Vice President thereafter.	2013
Jeffrey D. Stephens	61	Director of Manufacturing Operations of the Company to March 2013, Vice President thereafter.	2013
Casey D. Suarez, Sr.	57	Director of Warehousing of the Company to May 2014, Vice President thereafter.	2014
Steven B. Wellslager	50	Director of Information Systems of the Company to January 2013, Vice President thereafter.	2013
The terms of all officers expire in May 2017 or upon the election of their successors.

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
10
Indemnification Agreement is incorporated by reference to the form attached as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 between the Company and all of its directors and officers as reported in the Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K for the periods ended or dated March 31, 2001, June 30, 2001, September 29, 2001, June 29, 2002, December 28, 2002, September 27, 2003, December 27, 2003, March 27, 2004, May 18, 2005, July 1, 2005, January 30, 2006, January 30, 2008, December 22, 2008, April 14, 2009, January 1, 2011, January 4, 2013, April 1, 2013, April 16, 2013, April 1, 2014, May 3, 2014, April 14, 2015, January 1, 2016, April 12, 2016, May 3, 2016, and January 1, 2017.

10.2	Incentive Bonus Plan is incorporated by reference to the exhibits to the Annual Report on Form 10-K for the year ended December 31, 2011.
10.5
Indemnification Agreement is incorporated by reference to the form attached as an exhibit to the Current Report on Form 8-K dated December 14, 2011 between the Company and one of the Trustees of its 401(k) Plan and with each member of its 401(k) Plan investment committee.

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
101
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2016 is formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Earnings, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

March 1, 2017	By:	/s/ John A. Attaway, Jr.
John A. Attaway, Jr.
Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hoyt R. Barnett	Vice Chairman and Director	March 1, 2017
Hoyt R. Barnett

/s/ Jessica L. Blume	Director	March 1, 2017
Jessica L. Blume

/s/ William E. Crenshaw	Chairman of the Board and Director	March 1, 2017
William E. Crenshaw

/s/ Jane B. Finley	Director	March 1, 2017
Jane B. Finley

/s/ G. Thomas Hough	Director	March 1, 2017
G. Thomas Hough

/s/ Charles H. Jenkins, Jr.	Chairman Emeritus and Director	March 1, 2017
Charles H. Jenkins, Jr.

/s/ Howard M. Jenkins	Director	March 1, 2017
Howard M. Jenkins

/s/ Randall T. Jones, Sr.	Chief Executive Officer, President and Director	March 1, 2017
Randall T. Jones, Sr.	(Principal Executive Officer)

/s/ Stephen M. Knopik	Director	March 1, 2017
Stephen M. Knopik

/s/ David P. Phillips	Executive Vice President, Chief Financial Officer and Director	March 1, 2017
David P. Phillips	(Principal Financial and Accounting Officer)