Form 10-Q
period 2017-04-01
PUBLIX SUPER MARKETS INC
filed 2017-05-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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
Yes    X          No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer            Accelerated filer           Non-accelerated filer    X
Smaller reporting company            Emerging growth company
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                 No    X
The number of shares of the Registrant’s common stock outstanding as of April 14, 2017 was 766,995,000.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)

	April 1, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$568,632	438,319
Short-term investments	1,597,903	1,591,740
Trade receivables	665,464	715,292
Merchandise inventories	1,735,861	1,722,392
Prepaid expenses	45,535	50,434
Total current assets	4,613,395	4,518,177
Long-term investments	5,461,917	5,146,878
Other noncurrent assets	541,957	434,280
Property, plant and equipment	12,187,185	11,981,632
Accumulated depreciation	(4,778,233)	(4,694,509)
Net property, plant and equipment	7,408,952	7,287,123
	$18,026,221	17,386,458
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,730,028	1,609,652
Accrued expenses:
Contributions to retirement plans	266,577	525,668
Self-insurance reserves	140,539	139,554
Salaries and wages	165,404	127,856
Other	329,056	414,197
Current portion of long-term debt	127,070	113,999
Federal and state income taxes	232,821	12,787
Total current liabilities	2,991,495	2,943,713
Deferred tax liabilities	417,286	396,484
Self-insurance reserves	217,408	216,125
Accrued postretirement benefit cost	102,779	102,540
Long-term debt	115,928	136,585
Other noncurrent liabilities	94,276	93,574
Total liabilities	3,939,172	3,889,021
Common stock related to Employee Stock Ownership Plan (ESOP)	3,484,220	3,068,097
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 770,415 shares in 2017 and 763,198 shares in 2016	770,415	763,198
Additional paid-in capital	3,139,647	2,849,947
Retained earnings	10,222,245	9,836,696
Treasury stock at cost, 2,820 shares in 2017	(115,343)	—
Accumulated other comprehensive earnings	43,158	23,427
Common stock related to ESOP	(3,484,220)	(3,068,097)
Total stockholders’ equity	10,575,902	10,405,171
Noncontrolling interests	26,927	24,169
Total equity	14,087,049	13,497,437
	$18,026,221	17,386,458

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Three Months Ended
	April 1, 2017	March 26, 2016
	(Unaudited)
Revenues:
Sales	$8,685,145	8,722,190
Other operating income	67,801	68,371
Total revenues	8,752,946	8,790,561
Costs and expenses:
Cost of merchandise sold	6,256,904	6,271,124
Operating and administrative expenses	1,756,030	1,692,650
Total costs and expenses	8,012,934	7,963,774
Operating profit	740,012	826,787
Investment income	60,750	27,830
Other nonoperating income, net	14,255	11,688
Earnings before income tax expense	815,017	866,305
Income tax expense	259,746	284,416
Net earnings	$555,271	581,889
Weighted average shares outstanding	764,695	770,776
Basic and diluted earnings per share	$0.73	0.75
Dividends paid per share	$0.2225	0.20

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Three Months Ended
	April 1, 2017	March 26, 2016
	(Unaudited)
Net earnings	$555,271	581,889
Other comprehensive earnings:
Unrealized gain on available-for-sale (AFS) securities net of income taxes of $24,507 and $6,905 in 2017 and 2016, respectively	38,918	10,965
Reclassification adjustment for net realized gain on AFS securities net of income taxes of $(12,082) and $(2,201) in 2017 and 2016, respectively	(19,187)	(3,495)
Comprehensive earnings	$575,002	589,359

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Three Months Ended
	April 1, 2017	March 26, 2016
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$8,736,477	8,742,020
Cash paid to employees and suppliers	(7,604,800)	(7,519,371)
Income taxes paid	(9,576)	(10,021)
Self-insured claims paid	(82,262)	(75,632)
Dividends and interest received	59,759	55,727
Other operating cash receipts	66,493	66,912
Other operating cash payments	(4,565)	(11,218)
Net cash provided by operating activities	1,161,526	1,248,417
Cash flows from investing activities:
Payment for capital expenditures	(287,654)	(336,682)
Proceeds from sale of property, plant and equipment	536	2,589
Payment for investments	(861,677)	(747,159)
Proceeds from sale and maturity of investments	471,840	314,608
Net cash used in investing activities	(676,955)	(766,644)
Cash flows from financing activities:
Payment for acquisition of common stock	(287,451)	(277,919)
Proceeds from sale of common stock	107,743	110,485
Dividends paid	(169,722)	(153,957)
Repayment of long-term debt	(8,616)	(18,797)
Other, net	3,788	(84)
Net cash used in financing activities	(354,258)	(340,272)
Net increase in cash and cash equivalents	130,313	141,501
Cash and cash equivalents at beginning of period	438,319	352,176
Cash and cash equivalents at end of period	$568,632	493,677

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Three Months Ended
	April 1, 2017	March 26, 2016
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$555,271	581,889
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	157,291	149,934
Increase in LIFO reserve	4,582	7,100
Retirement contributions paid or payable in common stock	102,337	111,193
Deferred income taxes	8,377	4,930
Loss on disposal and impairment of property, plant and equipment	1,780	635
Gain on AFS securities	(31,269)	(5,696)
Net amortization of investments	32,234	35,566
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	49,885	(548)
Merchandise inventories	(18,051)	110,081
Prepaid expenses and other noncurrent assets	(9,494)	(6,909)
Accounts payable and accrued expenses	68,633	4,687
Self-insurance reserves	2,268	(154)
Federal and state income taxes	236,741	257,125
Other noncurrent liabilities	941	(1,416)
Total adjustments	606,255	666,528
Net cash provided by operating activities	$1,161,526	1,248,417

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three months ended April 1, 2017 are not necessarily indicative of the results for the entire 2017 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
In November 2015, the FASB issued an ASU requiring companies to classify deferred tax assets and liabilities in the noncurrent section of the balance sheet. The ASU is effective for reporting periods beginning after December 15, 2016. The Company retrospectively adopted the ASU during the quarter ended April 1, 2017, and therefore reclassified $77,496,000 from current deferred tax assets to noncurrent deferred tax liabilities as of December 31, 2016 on the condensed consolidated balance sheet.
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
Following is a summary of fair value measurements for AFS securities as of April 1, 2017 and December 31, 2016:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
April 1, 2017	$7,059,820	1,553,295	5,506,525	—
December 31, 2016	6,738,618	1,286,625	5,451,993	—

(4)	Investments
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

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of AFS securities as of April 1, 2017 and December 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
April 1, 2017
Tax exempt bonds	$2,919,378	4,964	9,748	2,914,594
Taxable bonds	2,616,734	1,530	28,113	2,590,151
Restricted investments	164,548	—	—	164,548
Equity securities	1,279,526	114,410	3,409	1,390,527
	$6,980,186	120,904	41,270	7,059,820
December 31, 2016
Tax exempt bonds	$3,036,060	2,211	24,649	3,013,622
Taxable bonds	2,469,192	1,359	33,903	2,436,648
Restricted investments	164,548	—	463	164,085
Equity securities	1,021,340	110,879	7,956	1,124,263
	$6,691,140	114,449	66,971	6,738,618

Realized gains on sales of AFS securities totaled $34,622,000 for the three months ended April 1, 2017. Realized losses on sales of AFS securities totaled $3,353,000 for the three months ended April 1, 2017.
Realized gains on sales of AFS securities totaled $9,251,000 for the three months ended March 26, 2016. Realized losses on sales of AFS securities totaled $3,555,000 for the three months ended March 26, 2016.
The amortized cost and fair value of AFS securities by expected maturity as of April 1, 2017 and December 31, 2016 are as follows:

	April 1, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$1,597,922	1,597,903	1,592,144	1,591,740
Due after one year through five years	3,133,550	3,117,869	3,218,371	3,187,739
Due after five years through ten years	792,266	776,095	680,641	656,162
Due after ten years	12,374	12,878	14,096	14,629
	5,536,112	5,504,745	5,505,252	5,450,270
Restricted investments	164,548	164,548	164,548	164,085
Equity securities	1,279,526	1,390,527	1,021,340	1,124,263
	$6,980,186	7,059,820	6,691,140	6,738,618

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of temporarily impaired AFS securities by the time period impaired as of April 1, 2017 and December 31, 2016:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
April 1, 2017
Tax exempt bonds	$1,304,761	8,696	23,986	1,052	1,328,747	9,748
Taxable bonds	2,041,367	27,645	51,806	468	2,093,173	28,113
Equity securities	163,598	1,613	4,054	1,796	167,652	3,409
	$3,509,726	37,954	79,846	3,316	3,589,572	41,270
December 31, 2016
Tax exempt bonds	$2,360,143	24,416	6,099	233	2,366,242	24,649
Taxable bonds	1,921,367	33,354	51,769	549	1,973,136	33,903
Restricted investments	164,085	463	—	—	164,085	463
Equity securities	61,625	3,924	38,141	4,032	99,766	7,956
	$4,507,220	62,157	96,009	4,814	4,603,229	66,971
There are 441 AFS securities contributing to the total unrealized loss of $41,270,000 as of April 1, 2017. Unrealized losses related to debt securities are primarily due to interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily due to temporary equity market fluctuations that are expected to recover.

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
As of April 1, 2017, the carrying amounts of the assets and liabilities of the consolidated JVs were $109,412,000 and $53,485,000, respectively. As of December 31, 2016, the carrying amounts of the assets and liabilities of the consolidated JVs were $102,254,000 and $53,278,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2017 and 2016 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during the three months ended April 1, 2017 and March 26, 2016. Maturities of JV loans range from April 2017 through January 2021 and have variable interest rates based on a LIBOR index plus 175 to 250 basis points. Maturities of assumed shopping center loans range from May 2017 through January 2027 and have fixed interest rates ranging from 3.7% to 7.5%.

(6)	Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $598,641,000 and $425,514,000 as of April 1, 2017 and December 31, 2016, respectively. The cost of the shares held by the ESOP totaled $2,885,579,000 and $2,642,583,000 as of April 1, 2017 and December 31, 2016, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $3,484,220,000 and $3,068,097,000 as of April 1, 2017 and December 31, 2016, respectively. The fair value of the shares held by the ESOP totaled $8,499,952,000 and $8,356,659,000 as of April 1, 2017 and December 31, 2016, respectively.

(7)	Accumulated Other Comprehensive Earnings
A reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for the three months ended April 1, 2017 and March 26, 2016 is as follows:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2017
Balances at December 31, 2016	$29,118	(5,691)	23,427
Unrealized gain on AFS securities	38,918	—	38,918
Net realized gain on AFS securities reclassified to investment income	(19,187)	—	(19,187)
Net other comprehensive earnings	19,731	—	19,731
Balances at April 1, 2017	$48,849	(5,691)	43,158

2016
Balances at December 26, 2015	$31,295	(5,027)	26,268
Unrealized gain on AFS securities	10,965	—	10,965
Net realized gain on AFS securities reclassified to investment income	(3,495)	—	(3,495)
Net other comprehensive earnings	7,470	—	7,470
Balances at March 26, 2016	$38,765	(5,027)	33,738

(8)	Subsequent Event
On April 3, 2017, the Company declared a quarterly dividend of $0.23 per share or $176,400,000, payable May 1, 2017 to stockholders of record as of the close of business April 14, 2017.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee and North Carolina. The Company will expand its retail operations into Virginia later this year. As of April 1, 2017, the Company operated 1,146 supermarkets. For the three months ended April 1, 2017, 11 supermarkets were opened (including one replacement supermarket) and 32 supermarkets were remodeled. The replacement supermarket that opened during the three months ended April 1, 2017 replaced the one supermarket that closed during the same period. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Results of Operations
Sales
Sales for the three months ended April 1, 2017 were $8.69 billion as compared with $8.72 billion for the three months ended March 26, 2016, a decrease of $37.0 million or 0.4%. The decrease in sales for the three months ended April 1, 2017 as compared with the three months ended March 26, 2016 was primarily due to a 2.1% decrease in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. The Company estimates that its sales for the three months ended March 26, 2016 were positively impacted by $100 million or 1.2% due to the effect of the Easter holiday being in the first quarter in 2016. In 2017, the effect of the Easter holiday will be in the second quarter. Comparable store sales for the three months ended April 1, 2017 decreased primarily due to the effect of the early Easter holiday in 2016 and the impact of new supermarkets located near existing supermarkets.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 28.0% and 28.1% for the three months ended April 1, 2017 and March 26, 2016, respectively. Gross profit as a percentage of sales for the three months ended April 1, 2017 as compared with the three months ended March 26, 2016 remained relatively unchanged.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 20.2% and 19.4% for the three months ended April 1, 2017 and March 26, 2016, respectively. The increase in operating and administrative expenses as a percentage of sales for the three months ended April 1, 2017 as compared with the three months ended March 26, 2016 was primarily due to increases in payroll and facility costs as a percentage of sales.
Investment income
Investment income was $60.8 million and $27.8 million for the three months ended April 1, 2017 and March 26, 2016, respectively. The increase in investment income for the three months ended April 1, 2017 as compared with the three months ended March 26, 2016 was primarily due to an increase in realized gains on the sale of equity securities.
Income tax expense
The effective income tax rate was 31.9% and 32.8% for the three months ended April 1, 2017 and March 26, 2016, respectively. The decrease in the effective income tax rate for the three months ended April 1, 2017 as compared with the three months ended March 26, 2016 was primarily due to the increased impact of the permanent deductions due to the decrease in earnings before income tax expense.
Net earnings
Net earnings were $555.3 million or $0.73 per share and $581.9 million or $0.75 per share for the three months ended April 1, 2017 and March 26, 2016, respectively. Net earnings as a percentage of sales were 6.4% and 6.7% for the three months ended April 1, 2017 and March 26, 2016, respectively. The decrease in net earnings as a percentage of sales for the three months ended April 1, 2017 as compared with the three months ended March 26, 2016 was primarily due to the increase in operating and administrative expenses as a percentage of sales.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $7,628.5 million as of April 1, 2017, as compared with $7,176.9 million as of December 31, 2016 and $7,561.2 million as of March 26, 2016. The increase from the first quarter of 2016 to the first quarter of 2017 was primarily due to the Company generating cash in excess of the amount needed for operations, capital expenditures, common stock repurchases and dividend payments.
Net cash provided by operating activities
Net cash provided by operating activities was $1,161.5 million and $1,248.4 million for the three months ended April 1, 2017 and March 26, 2016, respectively. The decrease in net cash provided by operating activities for the three months ended April 1, 2017 as compared with the three months ended March 26, 2016 was primarily due to the decrease in net earnings and the net effect of timing differences related to operating assets and liabilities.
Net cash used in investing activities
Net cash used in investing activities was $677.0 million and $766.6 million for the three months ended April 1, 2017 and March 26, 2016, respectively. The primary use of net cash in investing activities for the three months ended April 1, 2017 was funding capital expenditures and net increases in investment securities. Capital expenditures for the three months ended April 1, 2017 totaled $287.7 million. These expenditures were incurred in connection with the opening of 11 new supermarkets (including one replacement supermarket) and remodeling 32 supermarkets. Expenditures were also incurred for supermarkets and remodels in progress, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. For the three months ended April 1, 2017, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $389.8 million.
Net cash used in financing activities
Net cash used in financing activities was $354.3 million and $340.3 million for the three months ended April 1, 2017 and March 26, 2016, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $179.7 million and $167.4 million for the three months ended April 1, 2017 and March 26, 2016, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value for amounts similar to those in prior years. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid dividends on its common stock of $0.2225 per share or $169.7 million and $0.20 per share or $154.0 million during the three months ended April 1, 2017 and March 26, 2016, respectively.
Capital expenditures projection
Capital expenditures for the remainder of 2017 are expected to be approximately $1,560 million, primarily consisting of new supermarkets, remodeling existing supermarkets, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended December 31, 2016.
Item 4.    Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
As reported in the Company’s Form 10-K for the year ended December 31, 2016, the Company is subject from time to time to various lawsuits, claims and charges arising in the normal course of business. The Company believes its recorded reserves are adequate in light of the probable and estimable liabilities. The estimated amount of reasonably possible losses for lawsuits, claims and charges, individually and in the aggregate, is considered to be immaterial. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Item 1A.    Risk Factors
There have been no material changes in the risk factors from those disclosed in the Company’s Form 10-K for the year ended December 31, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended April 1, 2017 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2017 through February 4, 2017	1,345	$40.15	N/A	N/A
February 5, 2017 through March 4, 2017	2,877	40.63	N/A	N/A
March 5, 2017 through April 1, 2017	2,850	40.90	N/A	N/A
Total	7,072	$40.65	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended April 1, 2017 required to be disclosed in the last two columns of the table.
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
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended April 1, 2017 is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date:	May 1, 2017	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date:	May 1, 2017	/s/ David P. Phillips
David P. Phillips, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)