Form 10-Q
period 2017-09-30
PUBLIX SUPER MARKETS INC
filed 2017-11-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes                 No    X
The number of shares of the Registrant’s common stock outstanding as of October 13, 2017 was 738,568,000.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$670,695	438,319
Short-term investments	1,256,724	1,591,740
Trade receivables	647,332	715,292
Merchandise inventories	1,706,304	1,722,392
Prepaid expenses	48,915	50,434
Total current assets	4,329,970	4,518,177
Long-term investments	5,243,817	5,146,878
Other noncurrent assets	562,896	434,280
Property, plant and equipment	12,825,095	11,981,632
Accumulated depreciation	(4,992,734)	(4,694,509)
Net property, plant and equipment	7,832,361	7,287,123
	$17,969,044	17,386,458
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,778,927	1,609,652
Accrued expenses:
Contributions to retirement plans	444,509	525,668
Self-insurance reserves	142,825	139,554
Salaries and wages	253,615	127,856
Other	398,274	414,197
Current portion of long-term debt	65,417	113,999
Federal and state income taxes	162,361	12,787
Total current liabilities	3,245,928	2,943,713
Deferred tax liabilities	462,537	396,484
Self-insurance reserves	214,546	216,125
Accrued postretirement benefit cost	102,884	102,540
Long-term debt	153,186	136,585
Other noncurrent liabilities	87,428	93,574
Total liabilities	4,266,509	3,889,021
Common stock related to Employee Stock Ownership Plan (ESOP)	3,122,163	3,068,097
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 770,415 shares in 2017 and 763,198 shares in 2016	770,415	763,198
Additional paid-in capital	3,139,647	2,849,947
Retained earnings	10,842,179	9,836,696
Treasury stock at cost; 30,247 shares in 2017	(1,158,839)	—
Accumulated other comprehensive earnings	70,657	23,427
Common stock related to ESOP	(3,122,163)	(3,068,097)
Total stockholders’ equity	10,541,896	10,405,171
Noncontrolling interests	38,476	24,169
Total equity	13,702,535	13,497,437
	$17,969,044	17,386,458

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Three Months Ended
	September 30, 2017	September 24, 2016
	(Unaudited)
Revenues:
Sales	$8,520,569	8,026,548
Other operating income	65,511	64,101
Total revenues	8,586,080	8,090,649
Costs and expenses:
Cost of merchandise sold	6,219,735	5,902,079
Operating and administrative expenses	1,731,551	1,652,933
Total costs and expenses	7,951,286	7,555,012
Operating profit	634,794	535,637
Investment income	38,430	29,000
Other nonoperating income, net	17,218	13,721
Earnings before income tax expense	690,442	578,358
Income tax expense	215,515	157,223
Net earnings	$474,927	421,135
Weighted average shares outstanding	748,347	768,941
Basic and diluted earnings per share	$0.63	0.55
Dividends paid per share	$0.23	0.2225

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Three Months Ended
	September 30, 2017	September 24, 2016
	(Unaudited)
Net earnings	$474,927	421,135
Other comprehensive earnings:
Unrealized gain on available-for-sale (AFS) securities net of income taxes of $30,884 and $13,390 in 2017 and 2016, respectively	49,043	21,263
Reclassification adjustment for net realized gain on AFS securities net of income taxes of $(3,989) and $(2,346) in 2017 and 2016, respectively	(6,334)	(3,725)
Comprehensive earnings	$517,636	438,673

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2017	September 24, 2016
	(Unaudited)
Revenues:
Sales	$25,620,710	24,873,954
Other operating income	201,143	197,793
Total revenues	25,821,853	25,071,747
Costs and expenses:
Cost of merchandise sold	18,592,991	18,054,675
Operating and administrative expenses	5,240,753	4,995,297
Total costs and expenses	23,833,744	23,049,972
Operating profit	1,988,109	2,021,775
Investment income	192,906	82,222
Other nonoperating income, net	49,745	39,737
Earnings before income tax expense	2,230,760	2,143,734
Income tax expense	705,490	662,523
Net earnings	$1,525,270	1,481,211
Weighted average shares outstanding	759,284	770,695
Basic and diluted earnings per share	$2.01	1.92
Dividends paid per share	$0.6825	0.645

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Nine Months Ended
	September 30, 2017	September 24, 2016
	(Unaudited)
Net earnings	$1,525,270	1,481,211
Other comprehensive earnings:
Unrealized gain on AFS securities net of income taxes of $70,268 and $34,017 in 2017 and 2016, respectively	111,585	54,019
Reclassification adjustment for net realized gain on AFS securities net of income taxes of $(40,526) and $(5,007) in 2017 and 2016, respectively	(64,355)	(7,951)
Comprehensive earnings	$1,572,500	1,527,279

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Nine Months Ended
	September 30, 2017	September 24, 2016
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$25,786,802	25,024,422
Cash paid to employees and suppliers	(22,593,366)	(21,995,448)
Income taxes paid	(478,456)	(505,330)
Self-insured claims paid	(270,036)	(242,803)
Dividends and interest received	185,542	175,698
Other operating cash receipts	197,277	193,482
Other operating cash payments	(14,748)	(31,258)
Net cash provided by operating activities	2,813,015	2,618,763
Cash flows from investing activities:
Payment for capital expenditures	(1,063,152)	(1,110,516)
Proceeds from sale of property, plant and equipment	4,460	4,300
Payment for investments	(2,353,947)	(1,891,611)
Proceeds from sale and maturity of investments	2,593,592	1,352,848
Net cash used in investing activities	(819,047)	(1,644,979)
Cash flows from financing activities:
Payment for acquisition of common stock	(1,438,628)	(722,641)
Proceeds from sale of common stock	215,424	252,803
Dividends paid	(519,787)	(497,318)
Repayment of long-term debt	(46,019)	(40,831)
Other, net	27,418	(13,412)
Net cash used in financing activities	(1,761,592)	(1,021,399)
Net increase (decrease) in cash and cash equivalents	232,376	(47,615)
Cash and cash equivalents at beginning of period	438,319	352,176
Cash and cash equivalents at end of period	$670,695	304,561

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Nine Months Ended
	September 30, 2017	September 24, 2016
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,525,270	1,481,211
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	484,307	458,694
Increase in LIFO reserve	20,720	7,020
Retirement contributions paid or payable in common stock	280,571	278,335
Deferred income taxes	36,311	(10,889)
Loss on disposal and impairment of property, plant and equipment	1,991	2,756
Gain on AFS securities	(104,881)	(12,958)
Net amortization of investments	87,982	105,968
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	67,952	90,128
Merchandise inventories	(4,632)	70,809
Prepaid expenses and other noncurrent assets	(5,410)	(18,999)
Accounts payable and accrued expenses	264,196	42,951
Self-insurance reserves	1,692	930
Federal and state income taxes	162,748	129,501
Other noncurrent liabilities	(5,802)	(6,694)
Total adjustments	1,287,745	1,137,552
Net cash provided by operating activities	$2,813,015	2,618,763

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the entire 2017 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Following is a summary of fair value measurements for AFS securities as of September 30, 2017 and December 31, 2016:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
September 30, 2017	$6,500,541	2,266,877	4,233,664	—
December 31, 2016	6,738,618	1,286,625	5,451,993	—

(4)	Investments
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

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of AFS securities as of September 30, 2017 and December 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
September 30, 2017
Tax exempt bonds	$2,054,341	5,308	2,841	2,056,808
Taxable bonds	2,185,377	3,639	14,000	2,175,016
Restricted investments	164,548	463	—	165,011
Equity securities	1,971,825	134,123	2,242	2,103,706
	$6,376,091	143,533	19,083	6,500,541
December 31, 2016
Tax exempt bonds	$3,036,060	2,211	24,649	3,013,622
Taxable bonds	2,469,192	1,359	33,903	2,436,648
Restricted investments	164,548	—	463	164,085
Equity securities	1,021,340	110,879	7,956	1,124,263
	$6,691,140	114,449	66,971	6,738,618

Realized gains on sales of AFS securities totaled $11,179,000 and $109,815,000 for the three and nine months ended September 30, 2017, respectively. Realized losses on sales of AFS securities totaled $856,000 and $4,934,000 for the three and nine months ended September 30, 2017, respectively.
Realized gains on sales of AFS securities totaled $7,012,000 and $18,896,000 for the three and nine months ended September 24, 2016, respectively. Realized losses on sales of AFS securities totaled $941,000 and $5,938,000 for the three and nine months ended September 24, 2016, respectively.
The amortized cost and fair value of AFS securities by expected maturity as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$1,256,912	1,256,724	1,592,144	1,591,740
Due after one year through five years	2,583,254	2,577,163	3,218,371	3,187,739
Due after five years through ten years	389,425	387,386	680,641	656,162
Due after ten years	10,127	10,551	14,096	14,629
	4,239,718	4,231,824	5,505,252	5,450,270
Restricted investments	164,548	165,011	164,548	164,085
Equity securities	1,971,825	2,103,706	1,021,340	1,124,263
	$6,376,091	6,500,541	6,691,140	6,738,618

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of temporarily impaired AFS securities by the time period impaired as of September 30, 2017 and December 31, 2016:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
September 30, 2017
Tax exempt bonds	$510,790	1,699	232,906	1,142	743,696	2,841
Taxable bonds	964,755	5,332	643,454	8,668	1,608,209	14,000
Equity securities	62,700	1,239	3,526	1,003	66,226	2,242
	$1,538,245	8,270	879,886	10,813	2,418,131	19,083
December 31, 2016
Tax exempt bonds	$2,360,143	24,416	6,099	233	2,366,242	24,649
Taxable bonds	1,921,367	33,354	51,769	549	1,973,136	33,903
Restricted investments	164,085	463	—	—	164,085	463
Equity securities	61,625	3,924	38,141	4,032	99,766	7,956
	$4,507,220	62,157	96,009	4,814	4,603,229	66,971
There are 282 AFS securities contributing to the total unrealized loss of $19,083,000 as of September 30, 2017. Unrealized losses related to debt securities are primarily due to interest rate volatility impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities. Unrealized losses related to equity securities are primarily due to temporary equity market fluctuations that are expected to recover.

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
As of September 30, 2017, the carrying amounts of the assets and liabilities of the consolidated JVs were $143,312,000 and $66,018,000, respectively. As of December 31, 2016, the carrying amounts of the assets and liabilities of the consolidated JVs were $102,254,000 and $53,278,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2017 and 2016 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during the nine months ended September 30, 2017. The Company assumed loans totaling $63,971,000 during the nine months ended September 24, 2016. Maturities of JV loans range from June 2020 through April 2027 and have variable interest rates based on a LIBOR index plus 175 to 250 basis points. Maturities of assumed shopping center loans range from October 2017 through January 2027 and have fixed interest rates ranging from 3.7% to 7.5%.

(6)	Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $348,486,000 and $425,514,000 as of September 30, 2017 and December 31, 2016, respectively. The cost of the shares held by the ESOP totaled $2,773,677,000 and $2,642,583,000 as of September 30, 2017 and December 31, 2016, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $3,122,163,000 and $3,068,097,000 as of September 30, 2017 and December 31, 2016, respectively. The fair value of the shares held by the ESOP totaled $7,173,372,000 and $8,356,659,000 as of September 30, 2017 and December 31, 2016, respectively.

(7)	Accumulated Other Comprehensive Earnings
A reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for the three months ended September 30, 2017 and September 24, 2016 is as follows:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2017
Balances at July 1, 2017	$33,639	(5,691)	27,948
Unrealized gain on AFS securities	49,043	—	49,043
Net realized gain on AFS securities reclassified to investment income	(6,334)	—	(6,334)
Net other comprehensive earnings	42,709	—	42,709
Balances at September 30, 2017	$76,348	(5,691)	70,657

2016
Balances at June 25, 2016	$59,825	(5,027)	54,798
Unrealized gain on AFS securities	21,263	—	21,263
Net realized gain on AFS securities reclassified to investment income	(3,725)	—	(3,725)
Net other comprehensive earnings	17,538	—	17,538
Balances at September 24, 2016	$77,363	(5,027)	72,336

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the changes in accumulated other comprehensive earnings net of income taxes for the nine months ended September 30, 2017 and September 24, 2016 is as follows:

	AFS Securities	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2017
Balances at December 31, 2016	$29,118	(5,691)	23,427
Unrealized gain on AFS securities	111,585	—	111,585
Net realized gain on AFS securities reclassified to investment income	(64,355)	—	(64,355)
Net other comprehensive earnings	47,230	—	47,230
Balances at September 30, 2017	$76,348	(5,691)	70,657

2016
Balances at December 26, 2015	$31,295	(5,027)	26,268
Unrealized gain on AFS securities	54,019	—	54,019
Net realized gain on AFS securities reclassified to investment income	(7,951)	—	(7,951)
Net other comprehensive earnings	46,068	—	46,068
Balances at September 24, 2016	$77,363	(5,027)	72,336

(8)	Subsequent Event
On October 2, 2017, the Company declared a quarterly dividend of $0.23 per share or $169,900,000, payable November 1, 2017 to stockholders of record as of the close of business October 13, 2017.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is engaged in the retail food industry and as of September 30, 2017 operated 1,154 supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. For the nine months ended September 30, 2017, 27 supermarkets were opened (including four replacement supermarkets) and 100 supermarkets were remodeled. Nine supermarkets were closed during the period. The four replacement supermarkets that opened during the nine months ended September 30, 2017 replaced two supermarkets that closed during the same period and two supermarkets that closed in 2016. The seven remaining supermarkets closed in 2017 will be replaced on site in subsequent periods. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Hurricane Impact
In September 2017, the Company was impacted by Hurricane Irma. Temporary supermarket closings occurred primarily in Florida due to weather conditions and evacuations of certain areas. Almost all affected supermarkets were reopened within two days following the passing of Hurricane Irma, operating on generator power if normal power had not been restored. All supermarkets were reopened within six days except one supermarket in Key West, Florida, which reopened the following week.
The Company estimates that its sales increased $250 million due to the impact of Hurricane Irma. The Company incurred additional costs for inventory losses due to power outages, fuel for generators and facility repairs and clean-up totaling an estimated $25 million. The Company is self-insured for these losses. The Company estimates the profit on the incremental sales resulting from customers stocking up and replenishing, as well as sales of hurricane supplies, more than offset the losses incurred.
Results of Operations
Sales
Sales for the three months ended September 30, 2017 were $8.5 billion as compared with $8.0 billion for the three months ended September 24, 2016, an increase of $494.0 million or 6.2%. The increase in sales for the three months ended September 30, 2017 as compared with the three months ended September 24, 2016 was primarily due to new supermarket sales and the impact of Hurricane Irma. The Company estimates that its sales increased $250 million or 3.1% due to the hurricane. Comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets) increased 4.3% primarily due to the hurricane. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months.
Sales for the nine months ended September 30, 2017 were $25.6 billion as compared with $24.9 billion for the nine months ended September 24, 2016, an increase of $746.8 million or 3.0%. The increase in sales for the nine months ended September 30, 2017 as compared with the nine months ended September 24, 2016 was primarily due to new supermarket sales and the impact of Hurricane Irma. The Company estimates that its sales increased $250 million or 1.0% due to the hurricane. Comparable store sales increased 1.2% primarily due to the hurricane.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.0% and 26.5% for the three months ended September 30, 2017 and September 24, 2016, respectively. The increase in gross profit as a percentage of sales for the three months ended September 30, 2017 as compared with the three months ended September 24, 2016 was primarily due to volume driven efficiencies related to Hurricane Irma. Gross profit as a percentage of sales was 27.4% for the nine months ended September 30, 2017 and September 24, 2016.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 20.3% and 20.6% for the three months ended September 30, 2017 and September 24, 2016, respectively. The decrease in operating and administrative expenses as a percentage of sales for the three months ended September 30, 2017 as compared with the three months ended September 24, 2016 was primarily due to volume driven efficiencies related to Hurricane Irma. Operating and administrative expenses as a percentage of sales were 20.5% and 20.1% for the nine months ended September 30, 2017 and September 24, 2016, respectively. The increase in operating and administrative expenses as a percentage of sales for the nine months ended September 30, 2017 as compared with the nine months ended September 24, 2016 was primarily due to increases in payroll and facility costs as a percentage of sales.

Investment income
Investment income was $38.4 million and $29.0 million for the three months ended September 30, 2017 and September 24, 2016, respectively. The increase in investment income for the three months ended September 30, 2017 as compared with the three months ended September 24, 2016 was primarily due to increases in dividend income and realized gains on the sale of equity securities. Investment income was $192.9 million and $82.2 million for the nine months ended September 30, 2017 and September 24, 2016, respectively. The increase in investment income for the nine months ended September 30, 2017 as compared with the nine months ended September 24, 2016 was primarily due to an increase in realized gains on the sale of equity securities.
Income tax expense
The effective income tax rate was 31.2% and 27.2% for the three months ended September 30, 2017 and September 24, 2016, respectively. The increase in the effective income tax rate for the three months ended September 30, 2017 as compared with the three months ended September 24, 2016 was primarily due to a decrease in investment related tax credits and the decreased impact of the permanent deductions due to the increase in earnings before income tax expense. The effective income tax rate was 31.6% and 30.9% for the nine months ended September 30, 2017 and September 24, 2016, respectively. The increase in the effective income tax rate for the nine months ended September 30, 2017 as compared with the nine months ended September 24, 2016 was primarily due to a decrease in investment related tax credits.
Net earnings
Net earnings were $474.9 million or $0.63 per share and $421.1 million or $0.55 per share for the three months ended September 30, 2017 and September 24, 2016, respectively. Net earnings as a percentage of sales were 5.6% and 5.2% for the three months ended September 30, 2017 and September 24, 2016, respectively. The increase in net earnings as a percentage of sales for the three months ended September 30, 2017 as compared with the three months ended September 24, 2016 was primarily due to the increase in gross profit as a percentage of sales and the decrease in operating and administrative expenses as a percentage of sales.
Net earnings were $1,525.3 million or $2.01 per share and $1,481.2 million or $1.92 per share for the nine months ended September 30, 2017 and September 24, 2016, respectively. Net earnings as a percentage of sales was 6.0% for the nine months ended September 30, 2017 and September 24, 2016.
Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $7,171.2 million as of September 30, 2017, as compared with $7,176.9 million as of December 31, 2016 and $7,355.1 million as of September 24, 2016. The decrease from the third quarter of 2016 to the third quarter of 2017 was primarily due to the increase in common stock repurchases, partially offset by the increase in cash generated by operations, including the extension of the September 15, 2017 federal income tax payment until January 31, 2018 due to Hurricane Irma.
Net cash provided by operating activities
Net cash provided by operating activities was $2,813.0 million and $2,618.8 million for the nine months ended September 30, 2017 and September 24, 2016, respectively. The increase in net cash provided by operating activities for the nine months ended September 30, 2017 as compared with the nine months ended September 24, 2016 was primarily due to the net effect of timing differences related to operating assets and liabilities, including the extension of the federal income tax payment due to Hurricane Irma.
Net cash used in investing activities
Net cash used in investing activities was $819.0 million and $1,645.0 million for the nine months ended September 30, 2017 and September 24, 2016, respectively. The primary use of net cash in investing activities for the nine months ended September 30, 2017 was funding capital expenditures, partially offset by net investment activities. Capital expenditures for the nine months ended September 30, 2017 totaled $1,063.2 million. These expenditures were incurred in connection with the opening of 27 new supermarkets (including four replacement supermarkets) and remodeling 100 supermarkets. Expenditures were also incurred for supermarkets and remodels in progress, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. For the nine months ended September 30, 2017, the proceeds from the sale and maturity of investments, net of the payment for such investments, was $239.6 million.

Net cash used in financing activities
Net cash used in financing activities was $1,761.6 million and $1,021.4 million for the nine months ended September 30, 2017 and September 24, 2016, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $1,223.2 million and $469.8 million for the nine months ended September 30, 2017 and September 24, 2016, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $0.6825 per share or $519.8 million and $0.645 per share or $497.3 million during the nine months ended September 30, 2017 and September 24, 2016, respectively.
Capital expenditures projection
Capital expenditures for the remainder of 2017 are expected to be approximately $400 million, primarily consisting of new supermarkets, remodeling existing supermarkets, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
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
Item 4.    Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended September 30, 2017 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 2, 2017 through August 5, 2017	12,975	$38.53	N/A	N/A
August 6, 2017 through September 2, 2017	7,114	36.05	N/A	N/A
September 3, 2017 through September 30, 2017	2,440	36.05	N/A	N/A
Total	22,529	$37.48	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended September 30, 2017 required to be disclosed in the last two columns of the table.
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
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date:	November 1, 2017	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date:	November 1, 2017	/s/ David P. Phillips
David P. Phillips, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)