Form 10-Q
period 2018-03-31
PUBLIX SUPER MARKETS INC
filed 2018-05-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes                 No    X
The number of shares of the Registrant’s common stock outstanding as of April 13, 2018 was 733,280,000.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)

	March 31, 2018	December 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$644,355	579,925
Short-term investments	753,054	915,579
Trade receivables	746,904	671,414
Inventories	1,802,941	1,876,519
Prepaid expenses	53,538	41,484
Total current assets	4,000,792	4,084,921
Long-term investments	5,762,493	5,517,732
Other noncurrent assets	505,286	583,149
Property, plant and equipment	13,500,434	13,085,492
Accumulated depreciation	(5,222,868)	(5,087,788)
Net property, plant and equipment	8,277,566	7,997,704
	$18,546,137	18,183,506
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,893,710	1,754,706
Accrued expenses:
Contributions to retirement plans	260,092	517,493
Self-insurance reserves	139,037	137,100
Salaries and wages	187,874	124,423
Other	316,624	329,420
Current portion of long-term debt	17,332	37,873
Federal and state income taxes	191,927	241,299
Total current liabilities	3,006,596	3,142,314
Deferred income taxes	346,544	360,952
Self-insurance reserves	220,044	218,598
Accrued postretirement benefit cost	113,197	113,461
Long-term debt	157,836	155,201
Other noncurrent liabilities	84,152	84,361
Total liabilities	3,928,369	4,074,887
Common stock related to Employee Stock Ownership Plan (ESOP)	3,455,345	3,053,138
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 740,192 shares in 2018 and 733,440 shares in 2017	740,192	733,440
Additional paid-in capital	3,422,702	3,139,647
Retained earnings	10,754,548	10,044,564
Treasury stock at cost, 6,436 shares in 2018	(266,463)	—
Accumulated other comprehensive (losses) earnings	(69,068)	152,636
Common stock related to ESOP	(3,455,345)	(3,053,138)
Total stockholders’ equity	11,126,566	11,017,149
Noncontrolling interests	35,857	38,332
Total equity	14,617,768	14,108,619
	$18,546,137	18,183,506

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Three Months Ended
	March 31, 2018	April 1, 2017
	(Unaudited)
Revenues:
Sales	$9,273,466	8,685,145
Other operating income	72,341	67,801
Total revenues	9,345,807	8,752,946
Costs and expenses:
Cost of merchandise sold	6,681,457	6,256,904
Operating and administrative expenses	1,830,393	1,756,030
Total costs and expenses	8,511,850	8,012,934
Operating profit	833,957	740,012
Investment income	4,138	60,750
Other nonoperating income, net	22,028	14,255
Earnings before income tax expense	860,123	815,017
Income tax expense	179,852	259,746
Net earnings	$680,271	555,271
Weighted average shares outstanding	734,195	764,695
Basic and diluted earnings per share	$0.93	0.73
Dividends paid per share	$0.23	0.2225

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017
	(Unaudited)
Net earnings	$680,271	555,271
Other comprehensive earnings:
Unrealized (loss) on debt securities net of income taxes of $(8,175) in 2018. Unrealized gain on debt and equity securities net of income taxes of $24,507 in 2017.	(23,981)	38,918
Reclassification adjustment for net realized loss on debt securities net of income taxes of $8 in 2018. Reclassification adjustment for net realized (gain) on debt and equity securities net of income taxes of $(12,082) in 2017.	22	(19,187)
Adjustment to postretirement benefit obligation net of income taxes of $193 in 2018.	565	—
Comprehensive earnings	$656,877	575,002

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$9,258,298	8,736,477
Cash paid to employees and suppliers	(7,945,490)	(7,604,800)
Income taxes paid	(232,909)	(9,576)
Self-insured claims paid	(89,413)	(82,262)
Dividends and interest received	47,053	59,759
Other operating cash receipts	71,169	66,493
Other operating cash payments	(3,906)	(4,565)
Net cash provided by operating activities	1,104,802	1,161,526
Cash flows from investing activities:
Payment for capital expenditures	(449,980)	(287,654)
Proceeds from sale of property, plant and equipment	5,750	536
Payment for investments	(392,027)	(861,677)
Proceeds from sale and maturity of investments	310,943	471,840
Net cash used in investing activities	(525,314)	(676,955)
Cash flows from financing activities:
Payment for acquisition of common stock	(432,894)	(287,451)
Proceeds from sale of common stock	106,814	107,743
Dividends paid	(168,597)	(169,722)
Repayment of long-term debt	(21,687)	(8,616)
Other, net	1,306	3,788
Net cash used in financing activities	(515,058)	(354,258)
Net increase in cash and cash equivalents	64,430	130,313
Cash and cash equivalents at beginning of period	579,925	438,319
Cash and cash equivalents at end of period	$644,355	568,632

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$680,271	555,271
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	160,170	157,291
Increase in last-in, first out (LIFO) reserve	7,664	4,582
Retirement contributions paid or payable in common stock	92,225	102,337
Deferred income taxes	(6,434)	8,377
Loss on disposal and impairment of property, plant and equipment	724	1,780
Loss (gain) on investments	24,955	(31,269)
Net amortization of investments	18,917	32,234
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(75,403)	49,885
Inventories	65,914	(18,051)
Prepaid expenses and other noncurrent assets	(30,468)	(9,494)
Accounts payable and accrued expenses	212,173	68,633
Self-insurance reserves	3,383	2,268
Federal and state income taxes	(49,372)	236,741
Other noncurrent liabilities	83	941
Total adjustments	424,531	606,255
Net cash provided by operating activities	$1,104,802	1,161,526

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for the entire 2018 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.
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
In February 2016, the FASB issued an ASU requiring the lease rights and obligations arising from lease contracts, including existing and new arrangements, be recognized as assets and liabilities on the balance sheet. The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating the ASU, the Company expects the adoption of the ASU to have a material effect on the Company’s financial condition due to the recognition of approximately $3 billion of lease rights and obligations as assets and liabilities on the consolidated balance sheets. The Company does not expect the adoption of the ASU to have a material effect on the Company’s results of operations. The adoption of the ASU will have no effect on the Company’s cash flows.
In January 2016, the FASB issued an ASU requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings. The ASU is effective for reporting periods beginning after December 15, 2017. In 2018, the Company prospectively adopted the ASU and reclassified the cumulative effect of the net unrealized gain on equity securities net of income taxes as of December 31, 2017 of $198,310,000 from accumulated other comprehensive earnings to retained earnings. The effect of the ASU on results of operations will vary with changes in the fair value of equity securities.
In May 2014, the FASB issued an ASU requiring additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for reporting periods beginning after December 15, 2017. In 2018, the Company adopted the ASU on a modified retrospective basis. The adoption of the ASU did not have a material effect on the Company’s financial condition, results of operations or cash flows.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)	Fair Value of Financial Instruments
The fair value of certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables and accounts payable, approximates their respective carrying amounts due to their short-term maturity.
The fair value of investments is based on market prices using the following measurement categories:
Level 1 – Fair value is determined by using quoted prices in active markets for identical investments. Investments included in this category are equity securities (exchange traded funds and individual equity securities) and a restricted investment (mutual fund), collectively referred to as equity securities.
Level 2 – Fair value is determined by using other than quoted prices. By using observable inputs (for example, benchmark yields, interest rates, reported trades and broker dealer quotes), the fair value is determined through processes such as benchmark curves, benchmarking of like securities and matrix pricing of corporate, state and municipal bonds by using pricing of similar bonds based on coupons, ratings and maturities. Investments included in this category are primarily debt securities (tax exempt and taxable bonds).
Level 3 – Fair value is determined by using other than observable inputs. Fair value is determined by using the best information available in the circumstances and requires significant management judgment or estimation. No investments are currently included in this category.
Following is a summary of fair value measurements for investments as of March 31, 2018 and December 30, 2017:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
March 31, 2018	$6,515,547	2,685,794	3,829,753	—
December 30, 2017	6,433,311	2,545,320	3,887,991	—

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)	Investments

(a)	Debt Securities
Debt securities are classified as available-for-sale and carried at fair value. The Company evaluates whether debt securities are other-than-temporarily impaired (OTTI) based on criteria that include the extent to which the cost (cost of the debt security adjusted for amortization of premium or accretion of discount) exceeds market value, the duration of the market value decline, the credit rating of the issuer or security, the failure of the issuer to make scheduled principal or interest payments and the financial health and prospects of the issuer or security.
Declines in the fair value of debt securities determined to be OTTI are recognized in earnings and reported as OTTI losses. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the debt security or if the Company will be required to sell the debt security prior to any anticipated recovery. If the Company determines that a debt security is OTTI under these circumstances, the impairment recognized in earnings is measured as the difference between the cost and the fair value. A debt security is also determined to be OTTI if the Company does not expect to recover the cost of the debt security. However, in this circumstance, if the Company does not intend to sell the debt security and will not be required to sell the debt security, the impairment recognized in earnings equals the estimated credit loss as measured by the difference between the present value of expected cash flows and the cost of the debt security. Expected cash flows are discounted using the debt security’s effective interest rate. Changes in the fair value of debt securities determined to be temporary are reported in other comprehensive earnings net of income taxes and included as a component of stockholders’ equity.
Following is a summary of debt securities as of March 31, 2018 and December 30, 2017:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
March 31, 2018
Tax exempt bonds	$1,677,884	187	20,095	1,657,976
Taxable bonds	2,022,754	238	53,022	1,969,970
	$3,700,638	425	73,117	3,627,946
December 30, 2017
Tax exempt bonds	$1,811,523	602	16,420	1,795,705
Taxable bonds	2,115,174	695	25,443	2,090,426
	$3,926,697	1,297	41,863	3,886,131

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The cost and fair value of debt securities by expected maturity as of March 31, 2018 and December 30, 2017 are as follows:

	March 31, 2018		December 30, 2017
	Cost	Fair Value	Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$755,101	753,054	917,576	915,579
Due after one year through five years	2,712,787	2,646,338	2,794,099	2,757,504
Due after five years through ten years	195,028	190,699	205,792	203,533
Due after ten years	37,722	37,855	9,230	9,515
	$3,700,638	3,627,946	3,926,697	3,886,131
Following is a summary of temporarily impaired debt securities by the time period impaired as of March 31, 2018 and December 30, 2017:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
March 31, 2018
Tax exempt bonds	$1,506,384	17,243	131,685	2,852	1,638,069	20,095
Taxable bonds	884,032	17,522	1,046,755	35,500	1,930,787	53,022
	$2,390,416	34,765	1,178,440	38,352	3,568,856	73,117
December 30, 2017
Tax exempt bonds	$1,543,151	13,827	136,217	2,593	1,679,368	16,420
Taxable bonds	811,886	4,908	1,153,645	20,535	1,965,531	25,443
	$2,355,037	18,735	1,289,862	23,128	3,644,899	41,863
There are 474 debt securities contributing to the total unrealized loss of $73,117,000 as of March 31, 2018. Unrealized losses related to debt securities are primarily due to increases in interest rates impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(b)	Equity Securities
In 2018, the Company adopted the ASU requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). The fair value adjustment also includes the cumulative effect of the ASU as of December 31, 2017 reclassified from accumulated other comprehensive earnings to retained earnings.
Prior to adoption of the ASU, changes in the fair value of equity securities were accounted for similar to changes in the fair value of debt securities. Equity securities were classified as available-for-sale and carried at fair value. Declines in the fair value of equity securities determined to be OTTI were recognized in earnings and reported as OTTI losses. An equity security was determined to be OTTI if the Company did not expect to recover the cost of the equity security. Changes in the fair value of equity securities determined to be temporary were reported in other comprehensive earnings net of income taxes and included as a component of stockholders’ equity.
Following is a summary of the fair value of equity securities as of March 31, 2018 and December 30, 2017:

	March 31, 2018	December 30, 2017
	(Amounts are in thousands)
Equity securities	$2,725,368	2,383,095
Equity security - restricted	162,233	164,085
	$2,887,601	2,547,180

(c)	Investment Income
Interest and dividend income, amortization of premiums, accretion of discounts and realized gains and losses from the sale of debt and equity securities are included in investment income. Interest income is accrued as earned. Dividend income is recognized as income on the ex-dividend date. The cost of debt and equity securities sold is based on the first-in, first-out method. With the adoption of the ASU, the fair value adjustment of equity securities held as of March 31, 2018 is also included in investment income.
In the following table, net realized gain on sale of investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. For the three months ended March 31, 2018, the net realized gain on sale of investments excludes the net gain on sale of equity securities previously recognized through the fair value adjustment, which is presented separately.
Following is a summary of investment income for the three months ended March 31, 2018 and April 1, 2017:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(Amounts are in thousands)
Interest income	$18,494	21,139
Dividend income	10,599	8,342
Net realized gain on sale of investments	7,024	31,269
	36,117	60,750
Fair value adjustment (net unrealized loss) of equity securities held at end of period	(25,782)	—
Net gain on sale of equity securities previously recognized through fair value adjustment	(6,197)	—
	$4,138	60,750

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
As of March 31, 2018, the carrying amounts of the assets and liabilities of the consolidated JVs were $144,609,000 and $72,683,000, respectively. As of December 30, 2017, the carrying amounts of the assets and liabilities of the consolidated JVs were $144,559,000 and $67,631,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2018 and 2017 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during the three months ended March 31, 2018 and April 1, 2017. Maturities of JV loans range from June 2020 through April 2027 and have variable interest rates based on a LIBOR index plus 175 to 250 basis points. Maturities of assumed shopping center loans range from August 2018 through January 2027 and have fixed interest rates ranging from 3.7% to 7.5%.

(6)	Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $477,464,000 and $311,315,000 as of March 31, 2018 and December 30, 2017, respectively. The cost of the shares held by the ESOP totaled $2,977,881,000 and $2,741,823,000 as of March 31, 2018 and December 30, 2017, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $3,455,345,000 and $3,053,138,000 as of March 31, 2018 and December 30, 2017, respectively. The fair value of the shares held by the ESOP totaled $8,186,846,000 and $7,252,657,000 as of March 31, 2018 and December 30, 2017, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Accumulated Other Comprehensive Earnings
A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the three months ended March 31, 2018 and April 1, 2017 is as follows:

	Investments	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2018
Balances at December 30, 2017	$168,057	(15,421)	152,636
Unrealized loss on debt securities	(23,981)	—	(23,981)
Net realized loss on debt securities reclassified to investment income	22	—	22
Amortization of actuarial loss reclassified to operating and administrative expenses	—	565	565
Net other comprehensive (losses) earnings	(23,959)	565	(23,394)
Cumulative effect of net unrealized gain on equity securities reclassified to retained earnings	(198,310)	—	(198,310)
Balances at March 31, 2018	$(54,212)	(14,856)	(69,068)

2017
Balances at December 31, 2016	$29,118	(5,691)	23,427
Unrealized gain on debt and equity securities	38,918	—	38,918
Net realized gain on debt and equity securities reclassified to investment income	(19,187)	—	(19,187)
Net other comprehensive earnings	19,731	—	19,731
Balances at April 1, 2017	$48,849	(5,691)	43,158
In 2018, the Company adopted the ASU requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings. Prior to adoption of the ASU, equity securities were classified as available-for-sale and carried at fair value. Changes in fair value determined to be temporary were reported in other comprehensive earnings net of income taxes. Upon adoption of the ASU, the Company reclassified the cumulative effect of the net unrealized gain on equity securities net of income taxes as of December 31, 2017 of $198,310,000 from accumulated other comprehensive earnings to retained earnings.

(8)	Subsequent Event
On April 2, 2018, the Company declared a quarterly dividend of $0.26 per share or $190,700,000, payable May 1, 2018 to stockholders of record as of the close of business April 13, 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is engaged in the retail food industry and as of March 31, 2018 operated 1,177 supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. For the three months ended March 31, 2018, 12 supermarkets were opened (including one replacement supermarket) and 27 supermarkets were remodeled. Two supermarkets were closed during the period. The replacement supermarket that opened during the three months ended March 31, 2018 replaced one of the supermarkets closed during the same period. The remaining supermarket closed during the period will not be replaced. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Results of Operations
Sales
Sales for the three months ended March 31, 2018 were $9.3 billion as compared with $8.7 billion for the three months ended April 1, 2017, an increase of $588.3 million or 6.8%. The increase in sales for the three months ended March 31, 2018 as compared with the three months ended April 1, 2017 was primarily due to a 5.1% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). The Company estimates that its sales for the three months ended March 31, 2018 increased $105 million or 1.2% due to the effect of the Easter holiday being in the first quarter in 2018. In 2017, the effect of the Easter holiday was in the second quarter. Comparable store sales for the three months ended March 31, 2018 increased primarily due to the effect of the early Easter holiday and increased product costs.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 28.0% for the three months ended March 31, 2018 and April 1, 2017. Gross profit as a percentage of sales for the three months ended March 31, 2018 as compared with the three months ended April 1, 2017 was unchanged.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 19.7% and 20.2% for the three months ended March 31, 2018 and April 1, 2017, respectively. The decrease in operating and administrative expenses as a percentage of sales for the three months ended March 31, 2018 as compared with the three months ended April 1, 2017 was primarily due to decreases in payroll and facility costs as a percentage of sales.
Operating profit
Operating profit as a percentage of sales was 9.0% and 8.5% for the three months ended March 31, 2018 and April 1, 2017, respectively. The increase in operating profit as a percentage of sales for the three months ended March 31, 2018 as compared with the three months ended April 1, 2017 was primarily due to the decrease in operating and administrative expenses as a percentage of sales.
Investment income
Investment income was $4.1 million and $60.8 million for the three months ended March 31, 2018 and April 1, 2017, respectively. The decrease in investment income for the three months ended March 31, 2018 as compared with the three months ended April 1, 2017 was primarily due to a decrease in realized gains on sale of equity securities and the adoption of the ASU requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings. Excluding the impact of the ASU, investment income would have been $36.1 million for the three months ended March 31, 2018.
Income tax expense
The effective income tax rate was 20.9% and 31.9% for the three months ended March 31, 2018 and April 1, 2017, respectively. The decrease in the effective income tax rate for the three months ended March 31, 2018 as compared with the three months ended April 1, 2017 was primarily due to the decrease in the federal statutory income tax rate from 35% to 21% effective in 2018 due to the Tax Cuts and Jobs Act of 2017 (Tax Act). The impact of the Tax Act decreased the Company’s income tax expense for the three months ended March 31, 2018 by approximately $98 million.

Net earnings
Net earnings were $680.3 million or $0.93 per share and $555.3 million or $0.73 per share for the three months ended March 31, 2018 and April 1, 2017, respectively. Net earnings as a percentage of sales were 7.3% and 6.4% for the three months ended March 31, 2018 and April 1, 2017, respectively. The increase in net earnings as a percentage of sales for the three months ended March 31, 2018 as compared with the three months ended April 1, 2017 was primarily due to the decrease in the effective income tax rate due to the Tax Act, partially offset by the recognition of net unrealized losses on equity securities.
Net earnings and earnings per share for the three months ended March 31, 2018 were impacted by the ASU requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings. Excluding the impact of the ASU, net earnings would have been $704.2 million or $0.96 per share and 7.6% as a percentage of sales for the three months ended March 31, 2018.
Non-GAAP Financial Measures
In addition to reporting financial results for the three months ended March 31, 2018 in accordance with GAAP, the Company presents net earnings and earnings per share excluding the impact of the ASU requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the fair value adjustment of equity securities since they are primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations. Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for the three months ended March 31, 2018 (amounts are in millions, except the per share amount):

Three Months Ended
March 31, 2018
Net earnings	$680.3
Fair value adjustment (net unrealized loss) of equity securities held at end of period	25.8
Net gain on sale of equity securities previously recognized through fair value adjustment	6.2
Income tax benefit (1)	(8.1)
Net earnings excluding impact of fair value adjustment	$704.2
Weighted average shares outstanding	734.2
Earnings per share excluding impact of fair value adjustment	$0.96

(1)	Income tax benefit is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $7,159.9 million as of March 31, 2018, as compared with $7,013.2 million as of December 30, 2017 and $7,628.5 million as of April 1, 2017. The decrease from the first quarter of 2017 to the first quarter of 2018 was primarily due to the increase in common stock repurchases.
Net cash provided by operating activities
Net cash provided by operating activities was $1,104.8 million and $1,161.5 million for the three months ended March 31, 2018 and April 1, 2017, respectively. The decrease in net cash provided by operating activities for the three months ended March 31, 2018 as compared with the three months ended April 1, 2017 was primarily due to 2017 federal income tax payments extended to 2018 due to Hurricane Irma, partially offset by the increase in net earnings.
Net cash used in investing activities
Net cash used in investing activities was $525.3 million and $677.0 million for the three months ended March 31, 2018 and April 1, 2017, respectively. The primary use of net cash in investing activities for the three months ended March 31, 2018 was funding capital expenditures and net increases in investment securities. Capital expenditures for the three months ended March 31, 2018 totaled $450.0 million. These expenditures were incurred in connection with the opening of 12 supermarkets (including one replacement supermarket) and remodeling 27 supermarkets. Expenditures were also incurred for supermarkets and remodels in progress, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. For the three months ended March 31, 2018, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $81.1 million.
Net cash used in financing activities
Net cash used in financing activities was $515.1 million and $354.3 million for the three months ended March 31, 2018 and April 1, 2017, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $326.1 million and $179.7 million for the three months ended March 31, 2018 and April 1, 2017, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $168.6 million or $0.23 per share and $169.7 million or $0.2225 per share during the three months ended March 31, 2018 and April 1, 2017, respectively.
Capital expenditures projection
Capital expenditures for the remainder of 2018 are expected to be approximately $1,080 million, primarily consisting of new supermarkets, remodeling existing supermarkets, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
Cash requirements
In 2018, cash requirements for operations, capital expenditures, common stock repurchases and dividend payments are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

Forward-Looking Statements
From time to time, certain information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Forward-looking information includes statements about the future performance of the Company, which is based on management’s assumptions and beliefs in light of the information currently available to them. When used, the words “plan,” “estimate,” “project,” “intend,” “expect,” “believe” and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to, the following: competitive practices and pricing in the food and drug industries generally and particularly in the Company’s principal markets; results of programs to increase sales, including private label sales; results of programs to control or reduce costs; changes in buying, pricing and promotional practices; changes in shrink management; changes in the general economy; changes in consumer spending; changes in population, employment and job growth in the Company’s principal markets; and other factors affecting the Company’s business within or beyond the Company’s control. These factors include changes in the rate of inflation, changes in federal, state and local laws and regulations, adverse determinations with respect to litigation or other claims, ability to recruit and retain employees, increases in operating costs including, but not limited to, labor costs, credit card fees and utility costs, particularly electric rates, ability to construct new supermarkets or complete remodels as rapidly as planned and stability of product costs. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Except as may be required by applicable law, the Company assumes no obligation to publicly update these forward-looking statements.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended December 30, 2017.
Item 4.    Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
As reported in the Company’s Form 10-K for the year ended December 30, 2017, the Company is subject from time to time to various lawsuits, claims and charges arising in the normal course of business. The Company believes its recorded reserves are adequate in light of the probable and estimable liabilities. The estimated amount of reasonably possible losses for lawsuits, claims and charges, individually and in the aggregate, is considered to be immaterial. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Item 1A.    Risk Factors
There have been no material changes in the risk factors from those disclosed in the Company’s Form 10-K for the year ended December 30, 2017.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended March 31, 2018 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 31, 2017 through February 3, 2018	1,271	$36.85	N/A	N/A
February 4, 2018 through March 3, 2018	3,071	39.81	N/A	N/A
March 4, 2018 through March 31, 2018	6,372	41.40	N/A	N/A
Total	10,714	$40.40	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended March 31, 2018 required to be disclosed in the last two columns of the table.
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
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date:	May 1, 2018	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date:	May 1, 2018	/s/ David P. Phillips
David P. Phillips, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)