Form 10-Q
period 2018-06-30
PUBLIX SUPER MARKETS INC
filed 2018-08-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Yes                 No    X
The number of shares of the Registrant’s common stock outstanding as of July 13, 2018 was 724,755,000.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)

	June 30, 2018	December 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$561,930	579,925
Short-term investments	665,338	915,579
Trade receivables	630,061	671,414
Inventories	1,799,055	1,876,519
Prepaid expenses	54,626	41,484
Total current assets	3,711,010	4,084,921
Long-term investments	5,963,551	5,517,732
Other noncurrent assets	509,922	583,149
Property, plant and equipment	13,770,113	13,085,492
Accumulated depreciation	(5,377,734)	(5,087,788)
Net property, plant and equipment	8,392,379	7,997,704
	$18,576,862	18,183,506
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,730,965	1,754,706
Accrued expenses:
Contributions to retirement plans	347,469	517,493
Self-insurance reserves	140,001	137,100
Salaries and wages	235,457	124,423
Other	368,487	329,420
Current portion of long-term debt	17,573	37,873
Federal and state income taxes	24,040	241,299
Total current liabilities	2,863,992	3,142,314
Deferred income taxes	363,936	360,952
Self-insurance reserves	222,058	218,598
Accrued postretirement benefit cost	113,297	113,461
Long-term debt	169,604	155,201
Other noncurrent liabilities	72,542	84,361
Total liabilities	3,805,429	4,074,887
Common stock related to Employee Stock Ownership Plan (ESOP)	3,250,318	3,053,138
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 740,193 shares in 2018 and 733,440 shares in 2017	740,193	733,440
Additional paid-in capital	3,422,708	3,139,647
Retained earnings	11,180,065	10,044,564
Treasury stock at cost, 12,921 shares in 2018	(536,886)	—
Accumulated other comprehensive (losses) earnings	(70,679)	152,636
Common stock related to ESOP	(3,250,318)	(3,053,138)
Total stockholders’ equity	11,485,083	11,017,149
Noncontrolling interests	36,032	38,332
Total equity	14,771,433	14,108,619
	$18,576,862	18,183,506

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Three Months Ended
	June 30, 2018	July 1, 2017
	(Unaudited)
Revenues:
Sales	$8,752,333	8,414,996
Other operating income	73,670	67,831
Total revenues	8,826,003	8,482,827
Costs and expenses:
Cost of merchandise sold	6,366,046	6,116,352
Operating and administrative expenses	1,817,165	1,753,172
Total costs and expenses	8,183,211	7,869,524
Operating profit	642,792	613,303
Investment income	108,315	93,726
Other nonoperating income, net	23,630	18,272
Earnings before income tax expense	774,737	725,301
Income tax expense	158,565	230,229
Net earnings	$616,172	495,072
Weighted average shares outstanding	730,873	764,810
Basic and diluted earnings per share	$0.84	0.65
Dividends paid per share	$0.26	0.23

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Three Months Ended
	June 30, 2018	July 1, 2017
	(Unaudited)
Net earnings	$616,172	495,072
Other comprehensive earnings:
Unrealized (loss) on debt securities net of income taxes of $(887) in 2018. Unrealized gain on debt and equity securities net of income taxes of $14,877 in 2017.	(2,600)	23,624
Reclassification adjustment for net realized loss on debt securities net of income taxes of $145 in 2018. Reclassification adjustment for net realized (gain) on debt and equity securities net of income taxes of $(24,455) in 2017.	425	(38,834)
Adjustment to postretirement benefit obligation net of income taxes of $192 in 2018.	564	—
Comprehensive earnings	$614,561	479,862

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Six Months Ended
	June 30, 2018	July 1, 2017
	(Unaudited)
Revenues:
Sales	$18,025,799	17,100,141
Other operating income	146,011	135,632
Total revenues	18,171,810	17,235,773
Costs and expenses:
Cost of merchandise sold	13,047,503	12,373,255
Operating and administrative expenses	3,647,558	3,509,201
Total costs and expenses	16,695,061	15,882,456
Operating profit	1,476,749	1,353,317
Investment income	112,453	154,475
Other nonoperating income, net	45,658	32,527
Earnings before income tax expense	1,634,860	1,540,319
Income tax expense	338,417	489,976
Net earnings	$1,296,443	1,050,343
Weighted average shares outstanding	732,534	764,753
Basic and diluted earnings per share	$1.77	1.37
Dividends paid per share	$0.49	0.4525

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Six Months Ended
	June 30, 2018	July 1, 2017
	(Unaudited)
Net earnings	$1,296,443	1,050,343
Other comprehensive earnings:
Unrealized (loss) on debt securities net of income taxes of $(9,062) in 2018. Unrealized gain on debt and equity securities net of income taxes of $39,384 in 2017.	(26,581)	62,542
Reclassification adjustment for net realized loss on debt securities net of income taxes of $153 in 2018. Reclassification adjustment for net realized (gain) on debt and equity securities net of income taxes of $(36,537) in 2017.	447	(58,021)
Adjustment to postretirement benefit obligation net of income taxes of $385 in 2018.	1,129	—
Comprehensive earnings	$1,271,438	1,054,864

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Six Months Ended
	June 30, 2018	July 1, 2017
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$18,151,097	17,215,510
Cash paid to employees and suppliers	(15,831,134)	(15,167,169)
Income taxes paid	(531,571)	(466,410)
Self-insured claims paid	(184,068)	(174,570)
Dividends and interest received	93,307	125,108
Other operating cash receipts	143,692	133,035
Other operating cash payments	(7,862)	(9,554)
Net cash provided by operating activities	1,833,461	1,655,950
Cash flows from investing activities:
Payment for capital expenditures	(731,373)	(729,254)
Proceeds from sale of property, plant and equipment	7,990	3,238
Payment for investments	(1,138,033)	(1,838,942)
Proceeds from sale and maturity of investments	983,841	1,527,093
Net cash used in investing activities	(877,575)	(1,037,865)
Cash flows from financing activities:
Payment for acquisition of common stock	(750,771)	(594,244)
Proceeds from sale of common stock	154,275	149,677
Dividends paid	(359,252)	(346,132)
Repayment of long-term debt	(22,930)	(35,529)
Other, net	4,797	23,549
Net cash used in financing activities	(973,881)	(802,679)
Net decrease in cash and cash equivalents	(17,995)	(184,594)
Cash and cash equivalents at beginning of period	579,925	438,319
Cash and cash equivalents at end of period	$561,930	253,725

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Six Months Ended
	June 30, 2018	July 1, 2017
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,296,443	1,050,343
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	328,381	317,674
Increase in last-in, first out (LIFO) reserve	15,224	13,513
Retirement contributions paid or payable in common stock	179,757	193,915
Deferred income taxes	11,508	42,979
Loss on disposal and impairment of property, plant and equipment	4,987	1,659
Gain on investments	(52,300)	(94,558)
Net amortization of investments	35,801	62,330
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	41,474	77,812
Inventories	62,240	(30,788)
Prepaid expenses and other noncurrent assets	(29,552)	(5,575)
Accounts payable and accrued expenses	158,441	57,257
Self-insurance reserves	6,361	6,186
Federal and state income taxes	(214,478)	(30,509)
Other noncurrent liabilities	(10,826)	(6,288)
Total adjustments	537,018	605,607
Net cash provided by operating activities	$1,833,461	1,655,950

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the entire 2018 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.
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
The fair value of investments is based on market prices using the following measurement categories:
Level 1 – Fair value is determined by using quoted prices in active markets for identical investments. Investments included in this category are equity securities (exchange traded funds and individual equity securities) and a restricted investment held as collateral (money market/mutual fund), collectively referred to as equity securities.
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
Following is a summary of fair value measurements for investments as of June 30, 2018 and December 30, 2017:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
June 30, 2018	$6,628,889	2,774,860	3,854,029	—
December 30, 2017	6,433,311	2,545,320	3,887,991	—

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)	Investments

(a)	Debt Securities
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
Following is a summary of debt securities as of June 30, 2018 and December 30, 2017:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
June 30, 2018
Tax exempt bonds	$1,498,690	189	15,898	1,482,981
Taxable bonds	2,229,148	335	60,235	2,169,248
	$3,727,838	524	76,133	3,652,229
December 30, 2017
Tax exempt bonds	$1,811,523	602	16,420	1,795,705
Taxable bonds	2,115,174	695	25,443	2,090,426
	$3,926,697	1,297	41,863	3,886,131

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The cost and fair value of debt securities by expected maturity as of June 30, 2018 and December 30, 2017 are as follows:

	June 30, 2018		December 30, 2017
	Cost	Fair Value	Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$667,148	665,338	917,576	915,579
Due after one year through five years	2,771,861	2,701,701	2,794,099	2,757,504
Due after five years through ten years	276,032	272,281	205,792	203,533
Due after ten years	12,797	12,909	9,230	9,515
	$3,727,838	3,652,229	3,926,697	3,886,131
Following is a summary of temporarily impaired debt securities by the time period impaired as of June 30, 2018 and December 30, 2017:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
June 30, 2018
Tax exempt bonds	$1,335,920	13,364	122,314	2,534	1,458,234	15,898
Taxable bonds	1,158,976	22,465	938,835	37,770	2,097,811	60,235
	$2,494,896	35,829	1,061,149	40,304	3,556,045	76,133
December 30, 2017
Tax exempt bonds	$1,543,151	13,827	136,217	2,593	1,679,368	16,420
Taxable bonds	811,886	4,908	1,153,645	20,535	1,965,531	25,443
	$2,355,037	18,735	1,289,862	23,128	3,644,899	41,863
There are 456 debt securities contributing to the total unrealized losses of $76,133,000 as of June 30, 2018. Unrealized losses related to debt securities are primarily due to increases in interest rates impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities.

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
Following is a summary of the fair value of equity securities as of June 30, 2018 and December 30, 2017:

	June 30, 2018	December 30, 2017
	(Amounts are in thousands)
Equity securities	$2,815,353	2,383,095
Restricted investment	161,307	164,085
	$2,976,660	2,547,180
The Company maintains a restricted investment for the benefit of the Company’s insurance carrier related to self-insurance reserves. This investment is held as collateral and is not used for self-insured claims payments.

(c)	Investment Income
Interest and dividend income, amortization of premiums, accretion of discounts and realized gains and losses on the sale of debt and equity securities are included in investment income. Interest income is accrued as earned. Dividend income is recognized as income on the ex-dividend date. The cost of debt and equity securities sold is based on the first-in, first-out method. With the adoption of the ASU, the fair value adjustment on equity securities held as of June 30, 2018 is also included in investment income.
In the following table, net realized gain on the sale of investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. For the three and six months ended June 30, 2018, the net realized gain on the sale of investments excludes the net gain on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately.
Following is a summary of investment income for the three and six months ended June 30, 2018 and July 1, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(Amounts are in thousands)
Interest income	$19,762	20,908	38,256	42,047
Dividend income	11,299	9,529	21,897	17,870
Net realized gain on sale of investments	16,642	63,289	23,667	94,558
	47,703	93,726	83,820	154,475
Fair value adjustment (net unrealized gain) on equity securities held at end of period	76,829	—	51,047	—
Net gain on sale of equity securities previously recognized through fair value adjustment	(16,217)	—	(22,414)	—
	$108,315	93,726	112,453	154,475

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
As of June 30, 2018, the carrying amounts of the assets and liabilities of the consolidated JVs were $147,486,000 and $75,228,000, respectively. As of December 30, 2017, the carrying amounts of the assets and liabilities of the consolidated JVs were $144,559,000 and $67,631,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2018 and 2017 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. The Company assumed loans totaling $9,936,000 during the six months ended June 30, 2018. No loans were assumed during the six months ended July 1, 2017. Maturities of JV loans range from June 2020 through April 2027 and have variable interest rates based on a LIBOR index plus 175 to 250 basis points. Maturities of assumed shopping center loans range from August 2018 through January 2027 and have fixed interest rates ranging from 3.7% to 7.5%.

(6)	Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $328,906,000 and $311,315,000 as of June 30, 2018 and December 30, 2017, respectively. The cost of the shares held by the ESOP totaled $2,921,412,000 and $2,741,823,000 as of June 30, 2018 and December 30, 2017, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $3,250,318,000 and $3,053,138,000 as of June 30, 2018 and December 30, 2017, respectively. The fair value of the shares held by the ESOP totaled $8,095,277,000 and $7,252,657,000 as of June 30, 2018 and December 30, 2017, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Accumulated Other Comprehensive Earnings
A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the three months ended June 30, 2018 and July 1, 2017 is as follows:

	Investments	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2018
Balances at March 31, 2018	$(54,212)	(14,856)	(69,068)
Unrealized loss on debt securities	(2,600)	—	(2,600)
Net realized loss on debt securities reclassified to investment income	425	—	425
Amortization of actuarial loss reclassified to operating and administrative expenses	—	564	564
Net other comprehensive (losses) earnings	(2,175)	564	(1,611)
Balances at June 30, 2018	$(56,387)	(14,292)	(70,679)

2017
Balances at April 1, 2017	$48,849	(5,691)	43,158
Unrealized gain on debt and equity securities	23,624	—	23,624
Net realized gain on debt and equity securities reclassified to investment income	(38,834)	—	(38,834)
Net other comprehensive losses	(15,210)	—	(15,210)
Balances at July 1, 2017	$33,639	(5,691)	27,948

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the six months ended June 30, 2018 and July 1, 2017 is as follows:

	Investments	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2018
Balances at December 30, 2017	$168,057	(15,421)	152,636
Unrealized loss on debt securities	(26,581)	—	(26,581)
Net realized loss on debt securities reclassified to investment income	447	—	447
Amortization of actuarial loss reclassified to operating and administrative expenses	—	1,129	1,129
Net other comprehensive (losses) earnings	(26,134)	1,129	(25,005)
Cumulative effect of net unrealized gain on equity securities reclassified to retained earnings	(198,310)	—	(198,310)
Balances at June 30, 2018	$(56,387)	(14,292)	(70,679)

2017
Balances at December 31, 2016	$29,118	(5,691)	23,427
Unrealized gain on debt and equity securities	62,542	—	62,542
Net realized gain on debt and equity securities reclassified to investment income	(58,021)	—	(58,021)
Net other comprehensive earnings	4,521	—	4,521
Balances at July 1, 2017	$33,639	(5,691)	27,948

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
On July 2, 2018, the Company declared a quarterly dividend of $0.26 per share or $188,400,000, payable August 1, 2018 to stockholders of record as of the close of business July 13, 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is engaged in the retail food industry and as of June 30, 2018 operated 1,187 supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. For the six months ended June 30, 2018, 22 supermarkets were opened (including five replacement supermarkets) and 60 supermarkets were remodeled. Two supermarkets were closed during the period. The replacement supermarkets that opened during the six months ended June 30, 2018 replaced one of the supermarkets closed during the same period and four supermarkets closed during 2017. The remaining supermarket closed during the period will not be replaced. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Results of Operations
Sales
Sales for the three months ended June 30, 2018 were $8.8 billion as compared with $8.4 billion for the three months ended July 1, 2017, an increase of $337.3 million or 4.0%. The increase in sales for the three months ended June 30, 2018 as compared with the three months ended July 1, 2017 was primarily due to new supermarket sales and a 1.7% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). The Company estimates that its sales for the three months ended June 30, 2018 were negatively impacted by $105 million or 1.2% due to the effect of the Easter holiday being in the first quarter in 2018. In 2017, the effect of the Easter holiday was in the second quarter. Comparable store sales for the three months ended June 30, 2018 increased primarily due to increased product costs, partially offset by the effect of the early Easter holiday.
Sales for the six months ended June 30, 2018 were $18.0 billion as compared with $17.1 billion for the six months ended July 1, 2017, an increase of $925.7 million or 5.4%. The increase in sales for the six months ended June 30, 2018 as compared with the six months ended July 1, 2017 was primarily due to new supermarket sales and a 3.4% increase in comparable store sales. Comparable store sales for the six months ended June 30, 2018 increased primarily due to increased product costs.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.3% for the three months ended June 30, 2018 and July 1, 2017. Gross profit as a percentage of sales was 27.6% for the six months ended June 30, 2018 and July 1, 2017.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 20.8% for the three months ended June 30, 2018 and July 1, 2017. Operating and administrative expenses as a percentage of sales were 20.2% and 20.5% for the six months ended June 30, 2018 and July 1, 2017, respectively. The decrease in operating and administrative expenses as a percentage of sales for the six months ended June 30, 2018 as compared with the six months ended July 1, 2017 was primarily due to decreases in payroll and facility costs as a percentage of sales.
Operating profit
Operating profit as a percentage of sales was 7.3% for the three months ended June 30, 2018 and July 1, 2017. Operating profit as a percentage of sales was 8.2% and 7.9% for the six months ended June 30, 2018 and July 1, 2017, respectively. The increase in operating profit as a percentage of sales for the six months ended June 30, 2018 as compared with the six months ended July 1, 2017 was due to the decrease in operating and administrative expenses as a percentage of sales.
Investment income
Investment income was $108.3 million and $93.7 million for the three months ended June 30, 2018 and July 1, 2017, respectively. The increase in investment income for the three months ended June 30, 2018 as compared with the three months ended July 1, 2017 was primarily due to the adoption of the ASU requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings partially offset by a decrease in realized gains on the sale of equity securities. Excluding the impact of the ASU, investment income would have been $47.7 million for the three months ended June 30, 2018.
Investment income was $112.5 million and $154.5 million for the six months ended June 30, 2018 and July 1, 2017, respectively. The decrease in investment income for the six months ended June 30, 2018 as compared with the six months ended July 1, 2017 was primarily due to a decrease in realized gains on the sale of equity securities partially offset by the adoption of the ASU requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings. Excluding the impact of the ASU, investment income would have been $83.8 million for the six months ended June 30, 2018.

Income tax expense
The effective income tax rate was 20.5% and 31.7% for the three months ended June 30, 2018 and July 1, 2017, respectively. The effective income tax rate was 20.7% and 31.8% for the six months ended June 30, 2018 and July 1, 2017, respectively. The decrease in the effective income tax rate for the three and six months ended June 30, 2018 as compared with the three and six months ended July 1, 2017 was primarily due to the decrease in the federal statutory income tax rate from 35% to 21% effective in 2018 due to the Tax Cuts and Jobs Act of 2017 (Tax Act). The impact of the Tax Act decreased the Company’s income tax expense for the three and six months ended June 30, 2018 by approximately $89 million and $187 million, respectively.
Net earnings
Net earnings were $616.2 million or $0.84 per share and $495.1 million or $0.65 per share for the three months ended June 30, 2018 and July 1, 2017, respectively. Net earnings as a percentage of sales were 7.0% and 5.9% for the three months ended June 30, 2018 and July 1, 2017, respectively. The increase in net earnings as a percentage of sales for the three months ended June 30, 2018 as compared with the three months ended July 1, 2017 was primarily due to the decrease in the effective income tax rate due to the Tax Act and the recognition of net unrealized gains on equity securities.
Net earnings were $1,296.4 million or $1.77 per share and $1,050.3 million or $1.37 per share for the six months ended June 30, 2018 and July 1, 2017, respectively. Net earnings as a percentage of sales were 7.2% and 6.1% for the six months ended June 30, 2018 and July 1, 2017, respectively. The increase in net earnings as a percentage of sales for the six months ended June 30, 2018 as compared with the six months ended July 1, 2017 was primarily due to the decrease in the effective income tax rate due to the Tax Act and the decrease in operating and administrative expenses as a percentage of sales.
Net earnings and earnings per share for the three and six months ended June 30, 2018 were impacted by the ASU requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings. Excluding the impact of the ASU, net earnings would have been $571.0 million or $0.78 per share and 6.5% as a percentage of sales for the three months ended June 30, 2018 and $1,275.1 million or $1.74 per share and 7.1% as a percentage of sales for the six months ended June 30, 2018.
Non-GAAP Financial Measures
In addition to reporting financial results for the three and six months ended June 30, 2018 in accordance with GAAP, the Company presents net earnings and earnings per share excluding the impact of the ASU requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the fair value adjustment on equity securities since they are primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations. Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for the three and six months ended June 30, 2018 (amounts are in millions, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Net earnings	$616.2	1,296.4
Fair value adjustment (net unrealized gain) on equity securities held at end of period	(76.8)	(51.0)
Net gain on sale of equity securities previously recognized through fair value adjustment	16.2	22.4
Income tax expense (1)	15.4	7.3
Net earnings excluding impact of fair value adjustment	$571.0	1,275.1
Weighted average shares outstanding	730.9	732.5
Earnings per share excluding impact of fair value adjustment	$0.78	1.74

(1)	Income tax expense is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $7,190.8 million as of June 30, 2018, as compared with $7,013.2 million as of December 30, 2017 and $7,244.6 million as of July 1, 2017.
Net cash provided by operating activities
Net cash provided by operating activities was $1,833.5 million and $1,656.0 million for the six months ended June 30, 2018 and July 1, 2017, respectively. The increase in net cash provided by operating activities for the six months ended June 30, 2018 as compared with the six months ended July 1, 2017 was primarily due to the increase in net earnings.
Net cash used in investing activities
Net cash used in investing activities was $877.6 million and $1,037.9 million for the six months ended June 30, 2018 and July 1, 2017, respectively. The primary use of net cash in investing activities for the six months ended June 30, 2018 was funding capital expenditures and net increases in investment securities. Capital expenditures for the six months ended June 30, 2018 totaled $731.4 million. These expenditures were incurred in connection with the opening of 22 supermarkets (including five replacement supermarkets) and remodeling 60 supermarkets. Expenditures were also incurred for supermarkets and remodels in progress, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. For the six months ended June 30, 2018, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $154.2 million.
Net cash used in financing activities
Net cash used in financing activities was $973.9 million and $802.7 million for the six months ended June 30, 2018 and July 1, 2017, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $596.5 million and $444.6 million for the six months ended June 30, 2018 and July 1, 2017, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $359.3 million or $0.49 per share and $346.1 million or $0.4525 per share during the six months ended June 30, 2018 and July 1, 2017, respectively.
Capital expenditures projection
Capital expenditures for the remainder of 2018 are expected to be approximately $800 million, primarily consisting of new supermarkets, remodeling existing supermarkets, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
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
Item 4.    Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended June 30, 2018 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2018 through May 5, 2018	2,104	$41.57	N/A	N/A
May 6, 2018 through June 2, 2018	3,654	41.75	N/A	N/A
June 3, 2018 through June 30, 2018	1,865	41.75	N/A	N/A
Total	7,623	$41.70	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended June 30, 2018 required to be disclosed in the last two columns of the table.
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
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date:	August 1, 2018	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date:	August 1, 2018	/s/ David P. Phillips
David P. Phillips, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)