Form 10-Q
period 2018-09-29
PUBLIX SUPER MARKETS INC
filed 2018-11-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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
Yes    X          No
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.
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
Yes                 No    X
The number of shares of the Registrant’s common stock outstanding as of October 15, 2018 was 718,491,000.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)

	September 29, 2018	December 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$616,283	579,925
Short-term investments	575,195	915,579
Trade receivables	649,945	671,414
Inventories	1,752,610	1,876,519
Prepaid expenses	49,781	41,484
Total current assets	3,643,814	4,084,921
Long-term investments	6,278,318	5,517,732
Other noncurrent assets	502,556	583,149
Property, plant and equipment	14,089,076	13,085,492
Accumulated depreciation	(5,515,016)	(5,087,788)
Net property, plant and equipment	8,574,060	7,997,704
	$18,998,748	18,183,506
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,754,822	1,754,706
Accrued expenses:
Contributions to retirement plans	441,513	517,493
Self-insurance reserves	141,882	137,100
Salaries and wages	272,712	124,423
Other	494,300	329,420
Current portion of long-term debt	4,895	37,873
Federal and state income taxes	23,524	241,299
Total current liabilities	3,133,648	3,142,314
Deferred income taxes	399,678	360,952
Self-insurance reserves	224,529	218,598
Accrued postretirement benefit cost	113,661	113,461
Long-term debt	163,928	155,201
Other noncurrent liabilities	71,412	84,361
Total liabilities	4,106,856	4,074,887
Common stock related to Employee Stock Ownership Plan (ESOP)	3,188,497	3,053,138
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 740,595 shares in 2018 and 733,440 shares in 2017	740,595	733,440
Additional paid-in capital	3,439,412	3,139,647
Retained earnings	11,669,368	10,044,564
Treasury stock at cost, 22,012 shares in 2018	(921,510)	—
Accumulated other comprehensive (losses) earnings	(72,372)	152,636
Common stock related to ESOP	(3,188,497)	(3,053,138)
Total stockholders’ equity	11,666,996	11,017,149
Noncontrolling interests	36,399	38,332
Total equity	14,891,892	14,108,619
	$18,998,748	18,183,506

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Three Months Ended
	September 29, 2018	September 30, 2017
	(Unaudited)
Revenues:
Sales	$8,788,762	8,520,569
Other operating income	69,339	65,511
Total revenues	8,858,101	8,586,080
Costs and expenses:
Cost of merchandise sold	6,436,041	6,219,735
Operating and administrative expenses	1,838,908	1,731,551
Total costs and expenses	8,274,949	7,951,286
Operating profit	583,152	634,794
Investment income	230,234	38,430
Other nonoperating income, net	19,051	17,218
Earnings before income tax expense	832,437	690,442
Income tax expense	154,693	215,515
Net earnings	$677,744	474,927
Weighted average shares outstanding	723,236	748,347
Basic and diluted earnings per share	$0.94	0.63
Dividends paid per share	$0.26	0.23

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Three Months Ended
	September 29, 2018	September 30, 2017
	(Unaudited)
Net earnings	$677,744	474,927
Other comprehensive earnings:
Unrealized (loss) on debt securities net of income taxes of $(708) in 2018. Unrealized gain on debt and equity securities net of income taxes of $30,884 in 2017.	(2,076)	49,043
Reclassification adjustment for net realized gain on debt securities net of income taxes of $(62) in 2018. Reclassification adjustment for net realized gain on debt and equity securities net of income taxes of $(3,989) in 2017.	(181)	(6,334)
Adjustment to postretirement benefit obligation net of income taxes of $192 in 2018.	564	—
Comprehensive earnings	$676,051	517,636

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)

	Nine Months Ended
	September 29, 2018	September 30, 2017
	(Unaudited)
Revenues:
Sales	$26,814,561	25,620,710
Other operating income	215,350	201,143
Total revenues	27,029,911	25,821,853
Costs and expenses:
Cost of merchandise sold	19,483,545	18,592,991
Operating and administrative expenses	5,486,465	5,240,753
Total costs and expenses	24,970,010	23,833,744
Operating profit	2,059,901	1,988,109
Investment income	342,687	192,906
Other nonoperating income, net	64,709	49,745
Earnings before income tax expense	2,467,297	2,230,760
Income tax expense	493,110	705,490
Net earnings	$1,974,187	1,525,270
Weighted average shares outstanding	729,434	759,284
Basic and diluted earnings per share	$2.71	2.01
Dividends paid per share	$0.75	0.6825

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)

	Nine Months Ended
	September 29, 2018	September 30, 2017
	(Unaudited)
Net earnings	$1,974,187	1,525,270
Other comprehensive earnings:
Unrealized (loss) on debt securities net of income taxes of $(9,770) in 2018. Unrealized gain on debt and equity securities net of income taxes of $70,268 in 2017.	(28,657)	111,585
Reclassification adjustment for net realized loss on debt securities net of income taxes of $91 in 2018. Reclassification adjustment for net realized (gain) on debt and equity securities net of income taxes of $(40,526) in 2017.	266	(64,355)
Adjustment to postretirement benefit obligation net of income taxes of $577 in 2018.	1,693	—
Comprehensive earnings	$1,947,489	1,572,500

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Nine Months Ended
	September 29, 2018	September 30, 2017
	(Unaudited)
Cash flows from operating activities:
Cash received from customers	$26,976,556	25,786,802
Cash paid to employees and suppliers	(23,613,609)	(22,593,366)
Income taxes paid	(548,092)	(478,456)
Self-insured claims paid	(292,064)	(270,036)
Dividends and interest received	140,673	185,542
Other operating cash receipts	211,856	197,277
Other operating cash payments	(12,329)	(14,748)
Net cash provided by operating activities	2,862,991	2,813,015
Cash flows from investing activities:
Payment for capital expenditures	(1,098,845)	(1,063,152)
Proceeds from sale of property, plant and equipment	9,408	4,460
Payment for investments	(1,941,469)	(2,353,947)
Proceeds from sale and maturity of investments	1,752,100	2,593,592
Net cash used in investing activities	(1,278,806)	(819,047)
Cash flows from financing activities:
Payment for acquisition of common stock	(1,192,046)	(1,438,628)
Proceeds from sale of common stock	228,032	215,424
Dividends paid	(547,693)	(519,787)
Repayment of long-term debt	(42,253)	(46,019)
Other, net	6,133	27,418
Net cash used in financing activities	(1,547,827)	(1,761,592)
Net increase in cash and cash equivalents	36,358	232,376
Cash and cash equivalents at beginning of period	579,925	438,319
Cash and cash equivalents at end of period	$616,283	670,695

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)

	Nine Months Ended
	September 29, 2018	September 30, 2017
	(Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,974,187	1,525,270
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	501,098	484,307
Increase in last-in, first out (LIFO) reserve	22,926	20,720
Retirement contributions paid or payable in common stock	273,950	280,571
Deferred income taxes	47,828	36,311
Loss on disposal and impairment of property, plant and equipment	10,612	1,991
Gain on investments	(249,808)	(104,881)
Net amortization of investments	50,357	87,982
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	21,566	67,952
Inventories	100,983	(4,632)
Prepaid expenses and other noncurrent assets	64,758	(5,410)
Accounts payable and accrued expenses	262,581	264,196
Self-insurance reserves	10,713	1,692
Federal and state income taxes	(217,775)	162,748
Other noncurrent liabilities	(10,985)	(5,802)
Total adjustments	888,804	1,287,745
Net cash provided by operating activities	$2,862,991	2,813,015

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three and nine months ended September 29, 2018 are not necessarily indicative of the results for the entire 2018 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.
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
Following is a summary of fair value measurements for investments as of September 29, 2018 and December 30, 2017:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
September 29, 2018	$6,853,513	2,983,110	3,870,403	—
December 30, 2017	6,433,311	2,545,320	3,887,991	—

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)	Investments

(a)	Debt Securities
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
Following is a summary of debt securities as of September 29, 2018 and December 30, 2017:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
September 29, 2018
Tax exempt bonds	$1,340,795	110	20,347	1,320,558
Taxable bonds	2,406,444	340	58,739	2,348,045
	$3,747,239	450	79,086	3,668,603
December 30, 2017
Tax exempt bonds	$1,811,523	602	16,420	1,795,705
Taxable bonds	2,115,174	695	25,443	2,090,426
	$3,926,697	1,297	41,863	3,886,131

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The cost and fair value of debt securities by expected maturity as of September 29, 2018 and December 30, 2017 are as follows:

	September 29, 2018		December 30, 2017
	Cost	Fair Value	Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$577,480	575,195	917,576	915,579
Due after one year through five years	2,713,698	2,640,263	2,794,099	2,757,504
Due after five years through ten years	448,838	445,862	205,792	203,533
Due after ten years	7,223	7,283	9,230	9,515
	$3,747,239	3,668,603	3,926,697	3,886,131
Following is a summary of temporarily impaired debt securities by the time period impaired as of September 29, 2018 and December 30, 2017:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
September 29, 2018
Tax exempt bonds	$775,195	8,384	537,591	11,963	1,312,786	20,347
Taxable bonds	1,214,748	20,329	1,017,301	38,410	2,232,049	58,739
	$1,989,943	28,713	1,554,892	50,373	3,544,835	79,086
December 30, 2017
Tax exempt bonds	$1,543,151	13,827	136,217	2,593	1,679,368	16,420
Taxable bonds	811,886	4,908	1,153,645	20,535	1,965,531	25,443
	$2,355,037	18,735	1,289,862	23,128	3,644,899	41,863
There are 436 debt securities contributing to the total unrealized losses of $79,086,000 as of September 29, 2018. Unrealized losses related to debt securities are primarily due to increases in interest rates impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities.

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
Following is a summary of the fair value of equity securities as of September 29, 2018 and December 30, 2017:

	September 29, 2018	December 30, 2017
	(Amounts are in thousands)
Equity securities	$3,023,603	2,383,095
Restricted investment	161,307	164,085
	$3,184,910	2,547,180
The Company maintains a restricted investment for the benefit of the Company’s insurance carrier related to self-insurance reserves. This investment is held as collateral and is not used for self-insured claims payments.

(c)	Investment Income
Interest and dividend income, amortization of premiums, accretion of discounts and realized gains and losses on the sale of debt and equity securities are included in investment income. Interest income is accrued as earned. Dividend income is recognized as income on the ex-dividend date. The cost of debt and equity securities sold is based on the first-in, first-out method. With the adoption of the ASU, the fair value adjustment on equity securities held as of September 29, 2018 is also included in investment income.
In the following table, net realized gain on the sale of investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. For the three and nine months ended September 29, 2018, the net realized gain on the sale of investments excludes the net gain on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately.
Following is a summary of investment income for the three and nine months ended September 29, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(Amounts are in thousands)
Interest income	$21,822	16,984	60,077	59,031
Dividend income	10,904	11,123	32,802	28,994
Net realized gain on sale of investments	69,251	10,323	92,918	104,881
	101,977	38,430	185,797	192,906
Fair value adjustment (net unrealized gain) on equity securities held at end of period	166,267	—	217,314	—
Net gain on sale of equity securities previously recognized through fair value adjustment	(38,010)	—	(60,424)	—
	$230,234	38,430	342,687	192,906

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
As of September 29, 2018, the carrying amounts of the assets and liabilities of the consolidated JVs were $147,414,000 and $74,408,000, respectively. As of December 30, 2017, the carrying amounts of the assets and liabilities of the consolidated JVs were $144,559,000 and $67,631,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2018 and 2017 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. The Company assumed loans totaling $9,936,000 during the nine months ended September 29, 2018. No loans were assumed during the nine months ended September 30, 2017. Maturities of JV loans range from June 2020 through April 2027 and have variable interest rates based on a LIBOR index plus 175 to 250 basis points. Maturities of assumed shopping center loans range from December 2020 through January 2027 and have fixed interest rates ranging from 3.7% to 7.5%.

(6)	Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $312,521,000 and $311,315,000 as of September 29, 2018 and December 30, 2017, respectively. The cost of the shares held by the ESOP totaled $2,875,976,000 and $2,741,823,000 as of September 29, 2018 and December 30, 2017, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $3,188,497,000 and $3,053,138,000 as of September 29, 2018 and December 30, 2017, respectively. The fair value of the shares held by the ESOP totaled $8,117,696,000 and $7,252,657,000 as of September 29, 2018 and December 30, 2017, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Accumulated Other Comprehensive Earnings
A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the three months ended September 29, 2018 and September 30, 2017 is as follows:

	Investments	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2018
Balances at June 30, 2018	$(56,387)	(14,292)	(70,679)
Unrealized loss on debt securities	(2,076)	—	(2,076)
Net realized gain on debt securities reclassified to investment income	(181)	—	(181)
Amortization of actuarial loss reclassified to other nonoperating income, net	—	564	564
Net other comprehensive (losses) earnings	(2,257)	564	(1,693)
Balances at September 29, 2018	$(58,644)	(13,728)	(72,372)

2017
Balances at July 1, 2017	$33,639	(5,691)	27,948
Unrealized gain on debt and equity securities	49,043	—	49,043
Net realized gain on debt and equity securities reclassified to investment income	(6,334)	—	(6,334)
Net other comprehensive earnings	42,709	—	42,709
Balances at September 30, 2017	$76,348	(5,691)	70,657

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the nine months ended September 29, 2018 and September 30, 2017 is as follows:

	Investments	Postretirement Benefits	Accumulated Other Comprehensive Earnings
	(Amounts are in thousands)
2018
Balances at December 30, 2017	$168,057	(15,421)	152,636
Unrealized loss on debt securities	(28,657)	—	(28,657)
Net realized loss on debt securities reclassified to investment income	266	—	266
Amortization of actuarial loss reclassified to other nonoperating income, net	—	1,693	1,693
Net other comprehensive (losses) earnings	(28,391)	1,693	(26,698)
Cumulative effect of net unrealized gain on equity securities reclassified to retained earnings	(198,310)	—	(198,310)
Balances at September 29, 2018	$(58,644)	(13,728)	(72,372)

2017
Balances at December 31, 2016	$29,118	(5,691)	23,427
Unrealized gain on debt and equity securities	111,585	—	111,585
Net realized gain on debt and equity securities reclassified to investment income	(64,355)	—	(64,355)
Net other comprehensive earnings	47,230	—	47,230
Balances at September 30, 2017	$76,348	(5,691)	70,657

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
On October 1, 2018, the Company declared a quarterly dividend of $0.26 per share or $186,800,000, payable November 1, 2018 to stockholders of record as of the close of business October 15, 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is engaged in the retail food industry and as of September 29, 2018 operated 1,198 supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. For the nine months ended September 29, 2018, 35 supermarkets were opened (including eight replacement supermarkets) and 101 supermarkets were remodeled. Four supermarkets were closed during the period. The replacement supermarkets that opened during the nine months ended September 29, 2018 replaced one of the supermarkets closed during the same period and seven supermarkets closed during 2017. Two of the remaining supermarkets closed in 2018 will be replaced on site in subsequent periods and one supermarket will not be replaced. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Results of Operations
Sales
Sales for the three months ended September 29, 2018 were $8.8 billion as compared with $8.5 billion for the three months ended September 30, 2017, an increase of $268.2 million or 3.2%. The increase in sales for the three months ended September 29, 2018 as compared with the three months ended September 30, 2017 was primarily due to new supermarket sales and a 0.6% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). The Company estimates the increase in sales for the three months ended September 29, 2018 as compared with the three months ended September 30, 2017 was $250 million or 3.1% lower due to the impact of Hurricane Irma in September 2017. Excluding the impact of the hurricane, sales for the three months ended September 29, 2018 would have increased 6.3% and comparable store sales would have increased 3.7%. Comparable store sales for the three months ended September 29, 2018 increased primarily due to increased product costs, largely offset by the impact of the hurricane.
Sales for the nine months ended September 29, 2018 were $26.8 billion as compared with $25.6 billion for the nine months ended September 30, 2017, an increase of $1,193.9 million or 4.7%. The increase in sales for the nine months ended September 29, 2018 as compared with the nine months ended September 30, 2017 was primarily due to new supermarket sales and a 2.5% increase in comparable store sales. The Company estimates the increase in sales for the nine months ended September 29, 2018 as compared with the nine months ended September 30, 2017 was $250 million or 1.0% lower due to the impact of Hurricane Irma. Excluding the impact of the hurricane, sales for the nine months ended September 29, 2018 would have increased 5.7% and comparable store sales would have increased 3.5%. Comparable store sales for the nine months ended September 29, 2018 increased primarily due to increased product costs, partially offset by the impact of the hurricane.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 26.8% and 27.0% for the three months ended September 29, 2018 and September 30, 2017, respectively. Gross profit as a percentage of sales was 27.3% and 27.4% for the nine months ended September 29, 2018 and September 30, 2017, respectively. The decrease in gross profit as a percentage of sales for the three and nine months ended September 29, 2018 as compared with the three and nine months ended September 30, 2017 was primarily due to the effect of volume driven efficiencies experienced in 2017 related to Hurricane Irma.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 20.9% and 20.3% for the three months ended September 29, 2018 and September 30, 2017, respectively. The increase in operating and administrative expenses as a percentage of sales for the three months ended September 29, 2018 as compared with the three months ended September 30, 2017 was primarily due to an increase in payroll costs and the effect of volume driven efficiencies experienced in 2017 related to Hurricane Irma. Operating and administrative expenses as a percentage of sales were 20.5% for the nine months ended September 29, 2018 and September 30, 2017.
Operating profit
Operating profit as a percentage of sales was 6.6% and 7.5% for the three months ended September 29, 2018 and September 30, 2017, respectively. The decrease in operating profit as a percentage of sales for the three months ended September 29, 2018 as compared with the three months ended September 30, 2017 was primarily due to the increase in operating and administrative expenses as a percentage of sales. Operating profit as a percentage of sales was 7.7% and 7.8% for the nine months ended September 29, 2018 and September 30, 2017, respectively. Operating profit as a percentage of sales for the nine months ended September 29, 2018 as compared with the nine months ended September 30, 2017 remained relatively unchanged.

Investment income
Investment income was $230.2 million and $38.4 million for the three months ended September 29, 2018 and September 30, 2017, respectively. The increase in investment income for the three months ended September 29, 2018 as compared with the three months ended September 30, 2017 was primarily due to an increase in realized gains on the sale of equity securities and the adoption of the ASU requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings. Excluding the impact of the ASU, investment income would have been $102.0 million for the three months ended September 29, 2018.
Investment income was $342.7 million and $192.9 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. The increase in investment income for the nine months ended September 29, 2018 as compared with the nine months ended September 30, 2017 was primarily due to the adoption of the ASU requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings. Excluding the impact of the ASU, investment income would have been $185.8 million for the nine months ended September 29, 2018.
Income tax expense
The effective income tax rate was 18.6% and 31.2% for the three months ended September 29, 2018 and September 30, 2017, respectively. The decrease in the effective income tax rate for the three months ended September 29, 2018 as compared with the three months ended September 30, 2017 was primarily due to the decrease in the federal statutory income tax rate from 35% to 21% effective in 2018 due to the Tax Cuts and Jobs Act of 2017 (Tax Act) and an increase in investment related tax credits. The effective income tax rate was 20.0% and 31.6% for the nine months ended September 29, 2018 and September 30, 2017, respectively. The decrease in the effective income tax rate for the nine months ended September 29, 2018 as compared with the nine months ended September 30, 2017 was primarily due to the decrease in the federal statutory income tax rate due to the Tax Act. The impact of the Tax Act decreased the Company’s income tax expense for the three and nine months ended September 29, 2018 by approximately $101 million and $288 million, respectively.
Net earnings
Net earnings were $677.7 million or $0.94 per share and $474.9 million or $0.63 per share for the three months ended September 29, 2018 and September 30, 2017, respectively. Net earnings as a percentage of sales were 7.7% and 5.6% for the three months ended September 29, 2018 and September 30, 2017, respectively. The increase in net earnings as a percentage of sales for the three months ended September 29, 2018 as compared with the three months ended September 30, 2017 was primarily due to the decrease in the effective income tax rate due to the Tax Act and the recognition of net unrealized gains on equity securities.
Net earnings were $1,974.2 million or $2.71 per share and $1,525.3 million or $2.01 per share for the nine months ended September 29, 2018 and September 30, 2017, respectively. Net earnings as a percentage of sales were 7.4% and 6.0% for the nine months ended September 29, 2018 and September 30, 2017, respectively. The increase in net earnings as a percentage of sales for the nine months ended September 29, 2018 as compared with the nine months ended September 30, 2017 was primarily due to the decrease in the effective income tax rate due to the Tax Act and the recognition of net unrealized gains on equity securities.
Net earnings and earnings per share for the three and nine months ended September 29, 2018 were impacted by the ASU requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings. Excluding the impact of the ASU, net earnings would have been $582.0 million or $0.80 per share and 6.6% as a percentage of sales for the three months ended September 29, 2018 and $1,857.2 million or $2.55 per share and 6.9% as a percentage of sales for the nine months ended September 29, 2018.

Non-GAAP Financial Measures
In addition to reporting financial results for the three and nine months ended September 29, 2018 in accordance with GAAP, the Company presents net earnings and earnings per share excluding the impact of the ASU requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations. Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for the three and nine months ended September 29, 2018 (amounts are in millions, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 29, 2018	September 29, 2018
Net earnings	$677.7	1,974.2
Fair value adjustment (net unrealized gain) on equity securities held at end of period	(166.3)	(217.3)
Net gain on sale of equity securities previously recognized through fair value adjustment	38.0	60.4
Income tax expense (1)	32.6	39.9
Net earnings excluding impact of fair value adjustment	$582.0	1,857.2
Weighted average shares outstanding	723.2	729.4
Earnings per share excluding impact of fair value adjustment	$0.80	2.55

(1)	Income tax expense is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $7,469.8 million as of September 29, 2018, as compared with $7,013.2 million as of December 30, 2017 and $7,171.2 million as of September 30, 2017.
Net cash provided by operating activities
Net cash provided by operating activities was $2,863.0 million and $2,813.0 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. The increase in net cash provided by operating activities for the nine months ended September 29, 2018 as compared with the nine months ended September 30, 2017 was primarily due to the increase in net earnings, partially offset by 2017 federal income tax payments extended to 2018 due to Hurricane Irma.
Net cash used in investing activities
Net cash used in investing activities was $1,278.8 million and $819.0 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. The primary use of net cash in investing activities for the nine months ended September 29, 2018 was funding capital expenditures and net increases in investment securities. Capital expenditures for the nine months ended September 29, 2018 totaled $1,098.8 million. These expenditures were incurred in connection with the opening of 35 supermarkets (including eight replacement supermarkets) and remodeling 101 supermarkets. Expenditures were also incurred for supermarkets and remodels in progress, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. For the nine months ended September 29, 2018, the payment for investments, net of the proceeds from the sale and maturity of such investments, was $189.4 million.
Net cash used in financing activities
Net cash used in financing activities was $1,547.8 million and $1,761.6 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $964.0 million and $1,223.2 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $547.7 million or $0.75 per share and $519.8 million or $0.6825 per share during the nine months ended September 29, 2018 and September 30, 2017, respectively.
Capital expenditures projection
Capital expenditures for the remainder of 2018 are expected to be approximately $430 million, primarily consisting of new supermarkets, remodeling existing supermarkets, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
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
Item 4.    Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended September 29, 2018 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2018 through August 4, 2018	4,027	$41.99	N/A	N/A
August 5, 2018 through September 1, 2018	2,138	42.55	N/A	N/A
September 2, 2018 through September 29, 2018	4,259	42.55	N/A	N/A
Total	10,424	$42.33	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended September 29, 2018 required to be disclosed in the last two columns of the table.
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
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 29, 2018 is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date:	November 1, 2018	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date:	November 1, 2018	/s/ David P. Phillips
David P. Phillips, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)