Form 10-K
period 2018-12-29
PUBLIX SUPER MARKETS INC
filed 2019-03-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
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
Yes               No    X
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $16,703,262,000 as of June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter.
The number of shares of the Registrant’s common stock outstanding as of February 5, 2019 was 713,636,000.
Documents Incorporated By Reference
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Proxy Statement solicited for the 2019 Annual Meeting of Stockholders to be held on April 16, 2019.

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
Merchandising and manufacturing
The Company sells grocery (including dairy, produce, floral, deli, bakery, meat and seafood), health and beauty care, general merchandise, pharmacy and other products and services. The percentage of consolidated sales by merchandise category for 2018, 2017 and 2016 was as follows:

	2018	2017	2016
Grocery	84%	84%	84%
Other	16%	16%	16%
	100%	100%	100%
The Company’s lines of merchandise include a variety of nationally advertised and private label brands as well as unbranded products such as produce, meat and seafood. The Company receives the food and nonfood products it distributes from many sources. These products are delivered to the supermarkets through Company distribution centers or directly from the suppliers and are generally available in sufficient quantities to enable the Company to satisfy its customers. The Company believes that its sources of supply of these products and raw materials used in manufacturing are adequate for its needs and that it is not dependent upon a single supplier or relatively few suppliers. Approximately 77% of the total cost of products purchased is delivered to the supermarkets through the Company’s distribution centers. Private label items are produced in the Company’s dairy, bakery and deli manufacturing facilities or are manufactured for the Company by suppliers. The Company has experienced no significant changes in the kinds of products sold or in its methods of distribution since the beginning of the fiscal year.
Store operations
The Company operated 1,211 supermarkets at the end of 2018, compared with 1,167 at the beginning of the year. In 2018, 51 supermarkets were opened (including eight replacement supermarkets) and 146 supermarkets were remodeled. Seven supermarkets were closed during the period. The replacement supermarkets that opened in 2018 replaced one supermarket closed in 2018 and seven supermarkets closed in 2017. Three of the remaining supermarkets closed in 2018 will be replaced on site in subsequent periods and three supermarkets will not be replaced. New supermarkets added 2.1 million square feet in 2018, an increase of 3.9%. At the end of 2018, the Company had 798 supermarkets located in Florida, 186 in Georgia, 71 in Alabama, 59 in South Carolina, 44 in Tennessee, 41 in North Carolina and 12 in Virginia. Also, at the end of 2018, the Company had eight supermarkets under construction in Florida, four in Alabama, three in South Carolina, three in Virginia, two in Tennessee, two in North Carolina and one in Georgia.
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
Working capital
The Company’s working capital at the end of 2018 consisted of $3,814.2 million in current assets and $3,009.6 million in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flows from operating activities presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.
Seasonality
The historical influx of winter residents to Florida and increased purchases of products during the traditional Thanksgiving, Christmas and Easter holidays typically result in seasonal sales increases from November to April of each year.

Employees
The Company had 202,000 employees at the end of 2018. The Company considers its employee relations to be good.
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
The Company is engaged in the highly competitive retail food industry. The Company’s competitors include traditional supermarkets, such as national and regional supermarket chains and independent supermarkets, as well as nontraditional competitors, such as supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores, restaurants, convenience stores and online retailers. There has been a trend for traditional supermarkets to lose market share to nontraditional competitors. The Company’s ability to attract and retain customers is based primarily on quality of goods and service, price, convenience, product mix and store location. The Company believes it will face increased competition in the future from existing and potentially new competitors. The impact of pricing, purchasing, advertising or promotional decisions made by its competitors as well as competitor format innovation and location additions could adversely affect the Company’s financial condition and results of operations.
General economic and other conditions that impact consumer spending could adversely affect the Company.
The Company’s results of operations are sensitive to changes in general economic conditions that impact consumer spending. Adverse economic conditions, including high unemployment, home foreclosures and weakness in the housing market, declines in the stock market and the instability of the credit markets, could cause a reduction in consumer spending. While there has been a trend toward lower unemployment and fuel prices in recent periods which has contributed to a better economic climate, there is uncertainty about the continued strength of the economy. If the economy weakens, or if fuel prices increase, consumers may reduce consumer spending. Other conditions that could affect consumer spending include increases in tax, interest and inflation rates, increases in energy costs, increases in health care costs, the impact of natural disasters or acts of terrorism, and other factors. Reductions in the level of consumer spending could cause customers to purchase lower margin items or shift spending to lower priced competitors, which could adversely affect the Company’s financial condition and results of operations.
Increased operating costs could adversely affect the Company.
The Company’s operations tend to be more labor intensive than some of its competitors primarily due to the additional customer service offered in its supermarkets. Consequently, uncertain labor markets, government mandated increases in the minimum wage or other benefits, increased wage rates by retailers and other labor market competitors, an increased proportion of full-time employees, increased costs of health care due to health insurance reform or other factors could result in increased labor costs. The inability to improve or manage operating costs, including labor, facilities or other non-product related costs, could adversely affect the Company’s financial condition and results of operations.

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
The Company’s ability to obtain sites for new supermarkets is dependent on identifying and entering into lease or purchase agreements on commercially reasonable terms for properties that are suitable for its needs. If the Company fails to identify suitable sites and enter into lease or purchase agreements on a timely basis for any reason, including competition from other companies seeking similar sites, the Company’s growth could be adversely affected because it may be unable to open new supermarkets as anticipated. Similarly, the Company could be adversely affected if it is unable to retain sites for its existing leased supermarkets on commercially reasonable terms.
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
Changes in the insurance market or factors affecting insured and self-insured claims could adversely affect the Company.
The Company uses a combination of insurance coverage and self-insurance to provide for potential liability for employee benefits, workers’ compensation, general liability, fleet liability and directors and officers liability. The Company is self-insured for property, plant and equipment losses. The Company’s insured claims experience or changes in the insurance market could impact the Company’s ability to maintain its insurance coverage or obtain comparable insurance coverage on commercially reasonable terms. The Company’s inability to maintain or obtain insurance coverage, the frequency or severity of claims, litigation trends, benefit level changes or catastrophic events involving property, plant and equipment losses could adversely affect the Company’s financial condition and results of operations.
Product liability claims, product recalls and the resulting unfavorable publicity could adversely affect the Company.
The distribution and sale of grocery, drug and other products purchased from suppliers or manufactured by the Company entails an inherent risk of product liability claims, product recalls and the resulting adverse publicity. Such products may contain contaminants and may be inadvertently sold by the Company. These contaminants may, in certain cases, result in illness, injury or death if processing at the consumer level, if applicable, does not eliminate the contaminants. Sale of contaminated products, even if inadvertent, may be a violation of law and may lead to a product recall and/or an increased risk of exposure to product liability claims asserted against the Company. If a product liability claim is successful, the Company’s insurance coverage may not be adequate to pay all liabilities, and the Company may not be able to maintain such insurance coverage or obtain comparable insurance coverage on commercially reasonable terms. If the Company does not have adequate insurance coverage or contractual indemnification available, product liability claims could have an adverse effect on the Company’s financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the adverse publicity surrounding any assertion that the Company’s products caused illness or injury could have an adverse effect on the Company’s reputation with existing and potential customers and on the Company’s financial condition and results of operations.

Unfavorable changes in, failure to comply with or increased costs to comply with environmental laws and regulations could adversely affect the Company.
The Company is subject to federal, state and local laws and regulations that govern activities that may have adverse environmental effects and impose liabilities for the costs of contamination cleanup and damages arising from sites of past spills, disposals or other releases of hazardous materials. Under current environmental laws, the Company may be held responsible for the remediation of environmental conditions regardless of whether the Company leases, subleases or owns the supermarkets or other facilities and regardless of whether such environmental conditions were created by the Company or a prior owner or tenant. Environmental conditions relating to prior, existing or future sites may result in substantial remediation costs, business interruption or adverse publicity which could adversely affect the Company’s financial condition and results of operations. In addition, the increased focus on climate change, waste management and other environmental issues may result in new environmental laws or regulations that could result in increased compliance costs to the Company, directly or indirectly through its suppliers, which could adversely affect the Company’s financial condition and results of operations.
Unfavorable changes in, failure to comply with or increased costs to comply with laws and regulations could adversely affect the Company.
In addition to environmental laws and regulations, the Company is subject to federal, state and local laws and regulations relating to, among other things, product labeling and safety, zoning, land use, workplace safety, public health, accessibility and restrictions on the sale of various products, including alcoholic beverages, tobacco and drugs. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions, disabled access and work permit requirements. Increased costs to comply with existing, new or changes in laws and regulations could adversely affect the Company’s financial condition and results of operations.
Unfavorable results of legal proceedings could adversely affect the Company.
The Company is subject from time to time to various lawsuits, claims and charges arising in the normal course of business, including employment, personal injury, commercial and other matters. Some lawsuits also contain class action allegations. The Company estimates its exposure to these legal proceedings and establishes reserves for the estimated liabilities. Assessing and predicting the outcome of these matters involves substantial uncertainties. Differences in actual outcomes, or changes in the Company’s assessment and predictions of the outcomes, could adversely affect the Company’s financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
At year end, the Company operated 57.0 million square feet of supermarket space. The Company’s supermarkets vary in size. Current supermarket prototypes range from 20,000 to 61,000 square feet. Supermarkets are often located in shopping centers where the Company is the anchor tenant. The majority of the Company’s supermarkets are leased. Initial terms of these leases are typically 20 years followed by five year renewal options. Both the building and land are owned at 343 locations. The building is owned while the land is leased at 74 other locations.
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
The Company’s common stock is not traded on an established securities market. Substantially all transactions of the Company’s common stock have been among the Company, its employees, former employees, their families and the retirement plans established for the Company’s employees. Common stock is made available for sale by the Company only to its current employees and members of its Board of Directors through the Employee Stock Purchase Plan (ESPP) and Non-Employee Directors Stock Purchase Plan (Directors Plan) and to participants of the 401(k) Plan. In addition, common stock is provided to employees through the Employee Stock Ownership Plan (ESOP). The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, Directors Plan, 401(k) Plan and ESOP each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company. The Company serves as the registrar and stock transfer agent for its common stock.
Because there is no trading of the Company’s common stock on an established securities market, the market price of the Company’s common stock is determined by its Board of Directors. As part of the process to determine the market price, an independent valuation is obtained. The process includes comparing the Company’s financial results to those of comparable companies that are publicly traded (comparable publicly traded companies). The purpose of the process is to determine a value for the Company’s common stock that is comparable to the stock value of comparable publicly traded companies by considering both the results of the stock market and the relative financial results of comparable publicly traded companies. The market prices for the Company’s common stock for 2018 and 2017 were as follows:

	2018	2017
January - February	$36.85	40.15
March - April	41.40	40.90
May - July	41.75	39.15
August - October	42.55	36.05
November - December	42.70	36.85

(b)	Approximate Number of Equity Security Holders
As of February 5, 2019, the approximate number of holders of record of the Company’s common stock was 189,000.

(c)	Dividends
The Company paid quarterly dividends per share on its common stock in 2018 and 2017 as follows:

Quarter	2018	2017
First	$0.23	0.2225
Second	0.26	0.2300
Third	0.26	0.2300
Fourth	0.26	0.2300
	$1.01	0.9125
Payment of dividends is within the discretion of the Board of Directors and depends on, among other factors, net earnings, capital requirements and the financial condition of the Company. However, the Company intends to continue to pay comparable dividends to stockholders in the future.

(d)	Purchases of Equity Securities by the Issuer
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended December 29, 2018 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 30, 2018 through November 3, 2018	1,708	$42.64	N/A	N/A
November 4, 2018 through December 1, 2018	2,160	42.70	N/A	N/A
December 2, 2018 through December 29, 2018	1,142	42.70	N/A	N/A
Total	5,010	$42.68	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended December 29, 2018 required to be disclosed in the last two columns of the table.

(e)	Performance Graph
The following performance graph sets forth the Company’s cumulative total stockholder return during the five years ended December 29, 2018, compared to the cumulative total return on the S&P 500 Index and a custom Peer Group Index including retail food supermarket companies.(1) The Peer Group Index is weighted based on the various companies’ market capitalization. The comparison assumes $100 was invested at the end of 2013 in the Company’s common stock and in each of the related indices and assumes reinvestment of dividends.
The Company’s common stock is valued as of the end of each fiscal quarter. After the end of a quarter, however, shares continue to be traded at the prior valuation until the new valuation is received. The cumulative total return for the companies represented in the S&P 500 Index and the custom Peer Group Index is based on those companies’ trading price as of the Company’s fiscal year end. The following performance graph is based on the Company’s trading price at fiscal year end based on its market price as of the prior fiscal quarter. For comparative purposes, a performance graph based on the fiscal year end valuation (market price as of March 1, 2019) is provided in the 2019 Proxy Statement. Past stock performance shown below is no guarantee of future performance.
Comparison of Five-Year Cumulative Return Based Upon Fiscal Year End Trading Price

	2013	2014	2015	2016	2017	2018
Publix	$100.00	115.18	145.12	142.28	133.73	158.78
S&P 500	100.00	115.77	116.66	129.57	157.86	149.65
Peer Group (1)	100.00	131.56	171.85	159.81	147.14	163.36

___________________________

(1)
Companies included in the Peer Group are Ahold Delhaize, Kroger and Weis Markets. Ahold and Delhaize Group merged into Ahold Delhaize in 2016. The Peer Group includes Ahold Delhaize for 2016 - 2018 and Ahold and Delhaize Group in prior years. Supervalu is no longer included in the Peer Group due to its acquisition by United Natural Foods in 2018.

Item 6. Selected Financial Data

	2018	2017	2016 (1)	2015	2014
	(Amounts are in thousands, except per share amounts and number of supermarkets)
Sales:
Sales	$36,093,907	34,558,286	33,999,921	32,362,579	30,559,505
Percent change	4.4%	1.6%	5.1%	5.9%	5.7%
Comparable store sales percent change	2.1%	1.7%	1.9%	4.2%	5.4%
Earnings:
Gross profit (2)	$9,782,516	9,428,569	9,265,616	8,902,969	8,326,855
Earnings before income tax expense	$2,920,968	3,027,506	2,940,376	2,869,261	2,570,121
Net earnings	$2,381,167	2,291,894 (3)	2,025,688	1,965,048	1,735,308
Net earnings as a percent of sales	6.6%	6.6% (3)	6.0%	6.1%	5.7%
Common stock:
Weighted average shares outstanding	726,407	753,483	769,267	774,428	778,708
Earnings per share	$3.28	3.04 (3)	2.63	2.54	2.23
Dividends per share	$1.01	0.9125	0.8675	0.79	0.74
Financial data:
Capital expenditures	$1,350,089	1,429,059	1,443,827	1,235,648	1,374,124
Working capital	$804,641	942,607	1,574,464	1,411,744	1,035,758
Current ratio	1.27	1.30	1.53	1.49	1.38
Total assets	$18,982,516	18,183,506	17,386,458	16,359,278	15,083,480
Long-term debt (including current portion)	$167,665	193,074	250,584	236,446	217,638
Common stock related to ESOP	$3,134,999	3,053,138	3,068,097	2,953,878	2,680,528
Total equity	$14,994,664	14,108,619	13,497,437	12,431,262	11,345,223
Supermarkets	1,211	1,167	1,136	1,114	1,095

Non-GAAP Financial Measures: (4)
Net earnings excluding impact of fair value adjustment	$2,517,493	N/A	N/A	N/A	N/A
Net earnings as a percent of sales excluding impact of fair value adjustment	7.0%	N/A	N/A	N/A	N/A
Earnings per share excluding impact of fair value adjustment	$3.47	N/A	N/A	N/A	N/A

___________________________

(1)	Fiscal year 2016 includes 53 weeks. All other years include 52 weeks.

(2)	Gross profit represents sales less cost of merchandise sold as reported in the consolidated statements of earnings.

(3)
During 2017, the Company recorded the remeasurement of deferred income taxes due to the Tax Cuts and Jobs Act of 2017 (Tax Act). Excluding the impact of the Tax Act, net earnings would have been $2,067,699,000 or $2.74 per share and 6.0% as a percent of sales.

(4)
In addition to reporting financial results for 2018 in accordance with U.S. generally accepted accounting principles (GAAP), the Company presents net earnings and earnings per share excluding the impact of the Accounting Standards Update requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). For a more detailed description of these measures, refer to Non-GAAP Financial Measures in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. The Company has no other significant lines of business or industry segments. As of December 29, 2018, the Company operated 1,211 supermarkets including 798 located in Florida, 186 in Georgia, 71 in Alabama, 59 in South Carolina, 44 in Tennessee, 41 in North Carolina and 12 in Virginia. In 2018, 51 supermarkets were opened (including eight replacement supermarkets) and 146 supermarkets were remodeled. During 2018, the Company opened 24 supermarkets in Florida, 11 in North Carolina, six in Alabama, four in Virginia, three in Tennessee, two in Georgia and one in South Carolina. Seven supermarkets were closed during the period. The replacement supermarkets that opened in 2018 replaced one supermarket closed in 2018 and seven supermarkets closed in 2017. Three of the remaining supermarkets closed in 2018 will be replaced on site in subsequent periods and three supermarkets will not be replaced. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
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
The Company sells a variety of merchandise to generate revenues. This merchandise includes grocery (including dairy, produce, floral, deli, bakery, meat and seafood), health and beauty care, general merchandise, pharmacy and other products and services. Merchandise includes a variety of nationally advertised and private label brands as well as unbranded products such as produce, meat and seafood. The Company’s private label brands play an important role in its merchandising strategy.
Operating Environment
The Company is engaged in the highly competitive retail food industry. The Company’s competitors include traditional supermarkets, such as national and regional supermarket chains and independent supermarkets, as well as nontraditional competitors, such as supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores, restaurants, convenience stores and online retailers. There has been a trend for traditional supermarkets to lose market share to nontraditional competitors. The Company’s ability to attract and retain customers is based primarily on quality of goods and service, price, convenience, product mix and store location. In addition, the Company competes with other companies for new retail sites. To meet the challenges of this highly competitive environment, the Company continues to focus on its core strategies, including customer service, product quality, shopping environment, competitive pricing and convenient locations. The Company has implemented several strategic business and technology initiatives as part of the execution of these core strategies. The Company believes these core strategies and related strategic initiatives differentiate it from its competition and present opportunities for sustained market share and financial growth.
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
The Company estimates that its sales increased $250 million due to the impact of Hurricane Irma in 2017. The Company incurred additional costs for inventory losses due to power outages, fuel for generators and facility repairs and clean-up totaling an estimated $25 million. The Company is self-insured for these losses. The Company estimates the profit on the incremental sales resulting from customers stocking up and replenishing, as well as sales of hurricane supplies, more than offset the losses incurred.

Results of Operations
The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2018 and 2017 include 52 weeks and fiscal year 2016 includes 53 weeks.
Sales
Sales for 2018 were $36.1 billion as compared with $34.6 billion in 2017, an increase of $1,535.6 million or 4.4%. The increase in sales for 2018 as compared with 2017 was primarily due to new supermarket sales and a 2.1% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). The Company estimates the increase in sales for 2018 as compared with 2017 was $250 million or 0.8% lower due to the impact of Hurricane Irma in 2017. Excluding the impact of the hurricane, sales for 2018 would have increased 5.2% and comparable store sales would have increased 2.9%. Comparable store sales for 2018 increased primarily due to increased product costs, partially offset by the impact of the hurricane. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months.
Sales for 2017 were $34.6 billion as compared with $34.0 billion in 2016, an increase of $558.4 million or 1.6%. Excluding the effect of the additional week in 2016, sales for 2017 as compared with 2016 would have increased 3.5%. After excluding the effect of the additional week in 2016, the increase in sales for 2017 as compared with 2016 was primarily due to a 1.7% increase in comparable store sales and new supermarket sales. Comparable store sales for 2017 increased primarily due to increased product costs and the impact of Hurricane Irma.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.1% in 2018 and 27.3% in 2017 and 2016. Excluding the last-in, first-out (LIFO) reserve effect of $24.2 million, $23.0 million and $(4.6) million in 2018, 2017 and 2016, respectively, gross profit as a percentage of sales would have been 27.2%, 27.3% and 27.2% in 2018, 2017 and 2016, respectively. After excluding the LIFO reserve effect, gross profit as a percentage of sales for 2018, 2017 and 2016 remained relatively unchanged.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 20.3%, 20.2% and 20.0% in 2018, 2017 and 2016, respectively. The increase in operating and administrative expenses as a percentage of sales for 2018 as compared with 2017 was primarily due to an increase in payroll costs as a percentage of sales, partially offset by a decrease in facility costs as a percentage of sales. The increase in operating and administrative expenses as a percentage of sales for 2017 as compared with 2016 was primarily due to an increase in facility costs as a percentage of sales.
Operating profit
Operating profit as a percentage of sales was 7.6%, 7.9% and 8.1% in 2018, 2017 and 2016, respectively. The decrease in operating profit as a percentage of sales for 2018 as compared with 2017 was primarily due to the decrease in gross profit as a percentage of sales and the increase in operating and administrative expenses as a percentage of sales. The decrease in operating profit as a percentage of sales for 2017 as compared with 2016 was primarily due to the increase in operating and administrative expenses as a percentage of sales.
Investment income
Investment income was $56.7 million, $226.6 million and $133.1 million in 2018, 2017 and 2016, respectively. The decrease in investment income for 2018 as compared with 2017 was primarily due to the adoption of the Accounting Standards Update (ASU) requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings. Excluding the impact of the ASU, investment income would have been $239.5 million for 2018. The increase in investment income for 2017 as compared with 2016 was primarily due to an increase in realized gains on the sale of equity securities.
Income tax expense
The effective income tax rate was 18.5%, 24.3% and 31.1% in 2018, 2017 and 2016, respectively. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (Tax Act) was signed into law making significant changes to the Internal Revenue Code. Changes included, among others, a decrease in the federal statutory income tax rate from 35% to 21% beginning in 2018. The decrease in the effective income tax rate for 2018 as compared with 2017 was primarily due to a $330.9 million decrease in income tax expense in 2018 due to the reduction of the federal statutory income tax rate, partially offset by a $224.2 million decrease in income tax expense in 2017 due to the remeasurement of deferred income taxes related to the Tax Act.
The decrease in the effective income tax rate for 2017 as compared with 2016 was primarily due to the impact of the remeasurement of deferred income taxes in 2017, partially offset by a decrease in investment related tax credits. Excluding the impact of the remeasurement of deferred income taxes, the effective income tax rate would have been 31.7% in 2017.

Net earnings
Net earnings were $2,381.2 million or $3.28 per share, $2,291.9 million or $3.04 per share and $2,025.7 million or $2.63 per share in 2018, 2017 and 2016, respectively. Net earnings as a percentage of sales were 6.6% in 2018 and 2017 and 6.0% in 2016.
Net earnings and earnings per share for 2018 were impacted by the decrease in the effective income tax rate and the ASU requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings. Excluding the impact of the ASU, net earnings would have been $2,517.5 million or $3.47 per share and 7.0% as a percentage of sales for 2018.
The increase in net earnings as a percentage of sales for 2017 as compared with 2016 was primarily due to the remeasurement of deferred income taxes in 2017. Excluding the impact of the remeasurement of deferred income taxes, net earnings would have been $2,067.7 million or $2.74 per share and 6.0% as a percentage of sales for 2017.
Non-GAAP Financial Measures
In addition to reporting financial results for 2018 in accordance with U.S. generally accepted accounting principles (GAAP), the Company presents net earnings and earnings per share excluding the impact of the ASU requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations. Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for 2018 (amounts are in millions, except the per share amount):

2018
Net earnings	$2,381.2
Fair value adjustment, due to net unrealized loss, on equity securities held at end of year	107.5
Net gain on sale of equity securities previously recognized through fair value adjustment	75.3
Income tax benefit (1)	(46.5)
Net earnings excluding impact of fair value adjustment	$2,517.5
Weighted average shares outstanding	726.4
Earnings per share excluding impact of fair value adjustment	$3.47

(1)	Income tax benefit is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $7,176.7 million as of December 29, 2018, as compared with $7,013.2 million as of December 30, 2017.
Net cash provided by operating activities
Net cash provided by operating activities was $3,631.9 million, $3,580.3 million and $3,253.0 million in 2018, 2017 and 2016, respectively. The increase in net cash provided by operating activities for 2018 as compared with 2017 was primarily due to the increase in net earnings and the timing of payments for merchandise, partially offset by 2017 federal income tax payments extended to 2018 due to Hurricane Irma. The increase in net cash provided by operating activities for 2017 as compared with 2016 was primarily due to the extension of federal income tax payments due to the hurricane.
Net cash used in investing activities
Net cash used in investing activities was $1,742.8 million, $1,236.1 million and $1,806.1 million in 2018, 2017 and 2016, respectively. The primary use of net cash in investing activities for 2018 was funding capital expenditures and net increases in investment securities. Capital expenditures for 2018 totaled $1,350.1 million. These expenditures were incurred in connection with the opening of 51 new supermarkets (including eight replacement supermarkets) and remodeling 146 supermarkets. Expenditures were also incurred for supermarkets and remodels in progress, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. In 2018, the payments for investments, net of the proceeds from the sale and maturity of investments, were $436.5 million. The primary use of net cash in investing activities for 2017 was funding capital expenditures, partially offset by net decreases in investment securities. Capital expenditures for 2017 totaled $1,429.1 million. These expenditures were incurred in connection with the opening of 44 new supermarkets (including nine replacement supermarkets) and remodeling 132 supermarkets. Expenditures were also incurred for supermarkets and remodels in progress, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. In 2017, the proceeds from the sale and maturity of investments, net of the payment for such investments, were $186.7 million.
Net cash used in financing activities
Net cash used in financing activities was $1,869.8 million, $2,202.6 million and $1,360.7 million in 2018, 2017 and 2016, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $1,097.9 million, $1,468.6 million and $630.2 million in 2018, 2017 and 2016, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the ESPP, Directors Plan, 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $734.5 million or $1.01 per share, $689.7 million or $0.9125 per share and $667.9 million or $0.8675 per share in 2018, 2017 and 2016, respectively.
Capital expenditures projection
Capital expenditures expected to use cash in 2019 are approximately $1,530 million, primarily consisting of new supermarkets, remodeling existing supermarkets, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
Cash requirements
In 2019, the cash requirements for operations, capital expenditures, common stock repurchases and dividend payments are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

Contractual Obligations
Following is a summary of contractual obligations as of December 29, 2018:

	Payments Due by Period
	Total	2019	2020- 2021	2022- 2023	There- after
	(Amounts are in thousands)
Contractual obligations:
Operating leases (1)	$3,720,520	434,781	778,885	620,421	1,886,433
Purchase obligations (2)(3)(4)	2,143,184	1,192,602	318,113	184,970	447,499
Other long-term liabilities:
Self-insurance reserves (5)	367,660	145,241	102,072	43,574	76,773
Accrued postretirement benefit cost	111,012	5,704	11,948	12,627	80,733
Long-term debt (6)	167,665	4,954	76,604	43,789	42,318
Other	36,317	18,671	940	751	15,955
Total	$6,546,358	1,801,953	1,288,562	906,132	2,549,711
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

(3)	As of December 29, 2018, the Company had outstanding $5.5 million in trade letters of credit and $13.0 million in standby letters of credit to support certain of these purchase obligations.

(4)
Purchase obligations include $936.4 million in real estate taxes, insurance and maintenance commitments related to operating leases. The actual amounts to be paid are variable and have been estimated based on current costs.

(5)	As of December 29, 2018, the Company held a restricted investment in the amount of $160.5 million for the benefit of the Company’s insurance carrier related to self-insurance reserves.

(6)	For a more detailed description of the long-term debt obligations, refer to Note 4 Consolidation of Joint Ventures and Long-Term Debt in the Notes to Consolidated Financial Statements.

Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued an ASU requiring companies to change the methodology used to measure credit losses on financial instruments. The ASU is effective for reporting periods beginning after December 15, 2019 with early adoption permitted only for reporting periods beginning after December 15, 2018.  The Company does not expect the adoption of the ASU to have a material effect on the Company’s financial condition or results of operations. The adoption of the ASU will have no effect on the Company’s cash flows.
In February 2016, the FASB issued an ASU requiring the lease rights and obligations arising from lease contracts, including existing and new arrangements, be recognized as assets and liabilities on the balance sheet. The ASU is effective for reporting periods beginning after December 15, 2018. During 2018, the ASU was amended to permit the election of transitional provisions including the elimination of the requirement to restate reporting periods prior to the date of adoption. The Company will adopt the ASU with the transitional provisions on a modified retrospective basis as of the effective date. The Company also will elect to not reassess the original conclusions reached regarding lease identification, lease classification and initial direct costs. The adoption of the ASU will have a material effect on the Company’s financial condition due to the recognition of approximately $2.9 billion of lease rights and obligations as assets and liabilities on the consolidated balance sheet. The adoption of the ASU will not have a material effect on the Company’s results of operations and will have no effect on the Company’s cash flows.
In January 2016, the FASB issued an ASU requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings. The ASU is effective for reporting periods beginning after December 15, 2017. In 2018, the Company prospectively adopted the ASU and reclassified the cumulative effect of the net unrealized gain on equity securities net of income taxes as of December 31, 2017 of $198.3 million from accumulated other comprehensive earnings to retained earnings. The effect of the ASU on results of operations will vary with changes in the fair value of equity securities.
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
Cash equivalents and short-term investments are subject to interest rate risk and credit risk. Most of the cash equivalents and short-term investments are held in money market investments and debt securities that mature in less than one year. Due to the quality of the short-term investments held, the Company does not expect the valuation of these investments to be significantly impacted by future market conditions.
Debt securities are subject to interest rate risk and credit risk. Debt securities held by the Company at year end primarily consisted of corporate, state and municipal bonds with high credit ratings; therefore, the Company believes the credit risk is low. The Company believes a 100 basis point increase in interest rates would result in an immaterial unrealized loss on its debt securities. Since the Company does not intend to sell its debt securities or will likely not be required to sell its debt securities prior to any anticipated recovery, such a hypothetical temporary unrealized loss would impact comprehensive earnings, but not earnings or cash flows.
Equity securities are subject to equity price risk that results from fluctuations in quoted market prices as of the balance sheet date. Market price fluctuations may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Due to the ASU requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings, fluctuations in quoted market prices for equity securities will impact earnings. A decrease of 10% in the value of the Company’s equity securities would result in an unrealized loss of approximately $270 million recognized in earnings, but would not impact cash flows.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule
Page
Report of Independent Registered Public Accounting Firm	17

Consolidated Financial Statements:

Consolidated Balance Sheets – December 29, 2018 and December 30, 2017	18

Consolidated Statements of Earnings – Years ended December 29, 2018, December 30, 2017 and December 31, 2016	20

Consolidated Statements of Comprehensive Earnings – Years ended December 29, 2018, December 30, 2017 and December 31, 2016	21

Consolidated Statements of Cash Flows – Years ended December 29, 2018, December 30, 2017 and December 31, 2016	22

Consolidated Statements of Stockholders’ Equity – Years ended December 29, 2018, December 30, 2017 and December 31, 2016	24

Notes to Consolidated Financial Statements	25

The following consolidated financial statement schedule of the Company for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 is submitted herewith:

Schedule II – Valuation and Qualifying Accounts	37

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Publix Super Markets, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries (the Company) as of December 29, 2018 and December 30, 2017, the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended December 29, 2018, and the related notes and the financial statement schedule listed in the accompanying index (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.
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
/s/ KPMG LLP
We have served as the Company’s auditor since 1961.
Tampa, Florida
March 1, 2019

PUBLIX SUPER MARKETS, INC.
Consolidated Balance Sheets
December 29, 2018 and
December 30, 2017

	2018	2017
ASSETS	(Amounts are in thousands)
Current assets:
Cash and cash equivalents	$599,264	579,925
Short-term investments	560,992	915,579
Trade receivables	682,981	671,414
Inventories	1,848,735	1,876,519
Prepaid expenses	122,224	41,484
Total current assets	3,814,196	4,084,921
Long-term investments	6,016,438	5,517,732
Other noncurrent assets	515,265	583,149
Property, plant and equipment:
Land	1,850,718	1,621,230
Buildings and improvements	5,535,538	4,723,213
Furniture, fixtures and equipment	5,114,698	4,844,804
Leasehold improvements	1,564,243	1,741,703
Construction in progress	109,367	154,542
	14,174,564	13,085,492
Accumulated depreciation	(5,537,947)	(5,087,788)
Net property, plant and equipment	8,636,617	7,997,704
	$18,982,516	18,183,506

See accompanying notes to consolidated financial statements.

	2018	2017
LIABILITIES AND EQUITY	(Amounts are in thousands, except par value)
Current liabilities:
Accounts payable	$1,864,604	1,754,706
Accrued expenses:
Contributions to retirement plans	540,760	517,493
Self-insurance reserves	145,241	137,100
Salaries and wages	132,916	124,423
Other	321,080	329,420
Current portion of long-term debt	4,954	37,873
Federal and state income taxes	—	241,299
Total current liabilities	3,009,555	3,142,314
Deferred income taxes	420,757	360,952
Self-insurance reserves	222,419	218,598
Accrued postretirement benefit cost	105,308	113,461
Long-term debt	162,711	155,201
Other noncurrent liabilities	67,102	84,361
Total liabilities	3,987,852	4,074,887
Common stock related to Employee Stock Ownership Plan (ESOP)	3,134,999	3,053,138
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued and outstanding 715,445 shares in 2018 and 733,440 shares in 2017	715,445	733,440
Additional paid-in capital	3,458,004	3,139,647
Retained earnings	10,840,654	10,044,564
Accumulated other comprehensive (losses) earnings	(55,762)	152,636
Common stock related to ESOP	(3,134,999)	(3,053,138)
Total stockholders’ equity	11,823,342	11,017,149
Noncontrolling interests	36,323	38,332
Total equity	14,994,664	14,108,619
Commitments and contingencies	—	—
	$18,982,516	18,183,506

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Earnings
Years ended December 29, 2018, December 30, 2017
and December 31, 2016

	2018	2017	2016
	(Amounts are in thousands, except per share amounts)
Revenues:
Sales	$36,093,907	34,558,286	33,999,921
Other operating income	301,811	278,552	274,188
Total revenues	36,395,718	34,836,838	34,274,109
Costs and expenses:
Cost of merchandise sold	26,311,391	25,129,717	24,734,305
Operating and administrative expenses	7,339,924	6,974,297	6,788,153
Total costs and expenses	33,651,315	32,104,014	31,522,458
Operating profit	2,744,403	2,732,824	2,751,651
Investment income	56,699	226,626	133,067
Other nonoperating income, net	119,866	68,056	55,658
Earnings before income tax expense	2,920,968	3,027,506	2,940,376
Income tax expense	539,801	735,612	914,688
Net earnings	$2,381,167	2,291,894	2,025,688
Weighted average shares outstanding	726,407	753,483	769,267
Earnings per share	$3.28	3.04	2.63

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Comprehensive Earnings
Years ended December 29, 2018, December 30, 2017
and December 31, 2016

	2018	2017	2016
	(Amounts are in thousands)
Net earnings	$2,381,167	2,291,894	2,025,688
Other comprehensive earnings:
Unrealized (loss) on debt securities net of income taxes of $(6,521) in 2018. Unrealized gain on debt and equity securities net of income taxes of $110,818 and $11,093 in 2017 and 2016, respectively.	(19,126)	175,978	17,615
Reclassification adjustment for net realized loss on debt securities net of income taxes of $118 in 2018. Reclassification adjustment for net realized (gain) on debt and equity securities net of income taxes of $(42,088) and $(12,464) in 2017 and 2016, respectively.	346	(66,836)	(19,792)
Adjustment to postretirement benefit obligation net of income taxes of $2,963, $(4,406) and $(418) in 2018, 2017 and 2016, respectively.	8,692	(6,997)	(664)
Comprehensive earnings	$2,371,079	2,394,039	2,022,847

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Cash Flows
Years ended December 29, 2018, December 30, 2017
and December 31, 2016

	2018	2017	2016
	(Amounts are in thousands)
Cash flows from operating activities:
Cash received from customers	$36,296,870	34,729,287	34,088,337
Cash paid to employees and suppliers	(32,177,582)	(30,821,593)	(30,291,186)
Income taxes paid	(563,983)	(478,457)	(683,464)
Self-insured claims paid	(395,457)	(344,905)	(338,010)
Dividends and interest received	192,528	241,773	246,202
Other operating cash receipts	297,098	273,435	268,347
Other operating cash payments	(17,548)	(19,259)	(37,271)
Net cash provided by operating activities	3,631,926	3,580,281	3,252,955
Cash flows from investing activities:
Payment for capital expenditures	(1,350,089)	(1,429,059)	(1,443,827)
Proceeds from sale of property, plant and equipment	43,834	6,300	6,268
Payment for investments	(2,778,691)	(3,069,417)	(2,526,973)
Proceeds from sale and maturity of investments	2,342,162	3,256,077	2,158,434
Net cash used in investing activities	(1,742,784)	(1,236,099)	(1,806,098)
Cash flows from financing activities:
Payment for acquisition of common stock	(1,405,872)	(1,751,864)	(960,262)
Proceeds from sale of common stock	307,933	283,222	330,040
Dividends paid	(734,510)	(689,660)	(667,902)
Repayment of long-term debt	(43,593)	(75,325)	(49,828)
Other, net	6,239	31,051	(12,762)
Net cash used in financing activities	(1,869,803)	(2,202,576)	(1,360,714)
Net increase in cash and cash equivalents	19,339	141,606	86,143
Cash and cash equivalents at beginning of year	579,925	438,319	352,176
Cash and cash equivalents at end of year	$599,264	579,925	438,319

See accompanying notes to consolidated financial statements.

	2018	2017	2016
	(Amounts are in thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,381,167	2,291,894	2,025,688
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	677,154	664,009	624,203
Increase (decrease) in last-in, first out (LIFO) reserve	24,170	23,028	(4,643)
Retirement contributions paid or payable in common stock	373,350	353,659	365,936
Deferred income taxes	63,245	(99,856)	24,357
(Gain) loss on disposal and impairment of property, plant and equipment	(13,185)	15,231	11,035
Loss (gain) on investments	73,254	(108,924)	(32,256)
Net amortization of investments	63,654	109,240	141,869
Change in operating assets and liabilities providing (requiring) cash:
Trade receivables	(10,790)	43,870	8,306
Inventories	3,614	(177,155)	22,764
Prepaid expenses and other noncurrent assets	199,930	82,089	(14,307)
Accounts payable and accrued expenses	112,383	151,186	(74,917)
Self-insurance reserves	11,962	19	5,340
Federal and state income taxes	(313,989)	241,686	159,426
Other noncurrent liabilities	(13,993)	(9,695)	(9,846)
Total adjustments	1,250,759	1,288,387	1,227,267
Net cash provided by operating activities	$3,631,926	3,580,281	3,252,955

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Stockholders’ Equity
Years ended December 29, 2018, December 30, 2017
and December 31, 2016

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
	(Amounts are in thousands, except per share amounts)
Balances at December 26, 2015	$770,175	2,556,391	9,041,497	—	26,268	(2,953,878)	9,440,453
Comprehensive earnings	—	—	2,025,688	—	(2,841)	—	2,022,847
Dividends, $0.8675 per share	—	—	(667,902)	—	—	—	(667,902)
Contribution of 7,837 shares to retirement plans	5,216	239,436	—	109,562	—	—	354,214
Acquisition of 22,500 shares from stockholders	—	—	—	(960,262)	—	—	(960,262)
Sale of 7,686 shares to stockholders	1,283	54,120	—	274,637	—	—	330,040
Retirement of 13,476 shares	(13,476)	—	(562,587)	576,063	—	—	—
Change for ESOP related shares	—	—	—	—	—	(114,219)	(114,219)
Balances at December 31, 2016	763,198	2,849,947	9,836,696	—	23,427	(3,068,097)	10,405,171
Comprehensive earnings	—	—	2,291,894	—	102,145	—	2,394,039
Dividends, $0.9125 per share	—	—	(689,660)	—	—	—	(689,660)
Contribution of 8,833 shares to retirement plans	6,540	262,684	—	92,058	—	—	361,282
Acquisition of 45,952 shares from stockholders	—	—	—	(1,751,864)	—	—	(1,751,864)
Sale of 7,361 shares to stockholders	677	27,016	—	255,529	—	—	283,222
Retirement of 36,975 shares	(36,975)	—	(1,367,302)	1,404,277	—	—	—
Change for ESOP related shares	—	—	—	—	—	14,959	14,959
Remeasurement of deferred income taxes reclassified to retained earnings	—	—	(27,064)	—	27,064	—	—
Balances at December 30, 2017	733,440	3,139,647	10,044,564	—	152,636	(3,053,138)	11,017,149
Comprehensive earnings	—	—	2,381,167	—	(10,088)	—	2,371,079
Dividends, $1.01 per share	—	—	(734,510)	—	—	—	(734,510)
Contribution of 8,440 shares to retirement plans	6,221	261,423	—	81,780	—	—	349,424
Acquisition of 33,770 shares from stockholders	—	—	—	(1,405,872)	—	—	(1,405,872)
Sale of 7,335 shares to stockholders	1,380	56,934	—	249,619	—	—	307,933
Retirement of 25,596 shares	(25,596)	—	(1,048,877)	1,074,473	—	—	—
Change for ESOP related shares	—	—	—	—	—	(81,861)	(81,861)
Cumulative effect of net unrealized gain on equity securities reclassified to retained earnings	—	—	198,310	—	(198,310)	—	—
Balances at December 29, 2018	$715,445	3,458,004	10,840,654	—	(55,762)	(3,134,999)	11,823,342

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
The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2018 and 2017 include 52 weeks and fiscal year 2016 includes 53 weeks.

(d)	Cash Equivalents
The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

(e)	Trade Receivables
Trade receivables primarily include amounts due from vendor allowances, debit and credit card sales and third party insurance pharmacy billings.

(f)	Inventories
Inventories are valued at the lower of cost or market. The dollar value last-in, first-out (LIFO) method was used to determine the cost for 85% of inventories as of December 29, 2018 and December 30, 2017. Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to each similar merchandise category’s ending retail value. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value manufactured, seasonal, certain perishable and other miscellaneous inventory items because of fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink. If all inventories were valued using the FIFO method, inventories and current assets would have been higher than reported by $489,058,000 and $464,888,000 as of December 29, 2018 and December 30, 2017, respectively.

(g)	Investments
Debt securities are classified as available-for-sale and measured at fair value. The Company evaluates whether debt securities are other-than-temporarily impaired (OTTI) based on criteria that include the extent to which the cost (cost of the debt security adjusted for amortization of premium or accretion of discount) exceeds market value, the duration of the market value decline, the credit rating of the issuer or security, the failure of the issuer to make scheduled principal or interest payments and the financial health and prospects of the issuer or security.
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
In 2018, the Company adopted the Accounting Standards Update (ASU) requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). The fair value adjustment also includes the cumulative effect of the ASU as of December 31, 2017 reclassified from accumulated other comprehensive earnings to retained earnings.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

Prior to adoption of the ASU, changes in the fair value of equity securities were accounted for similar to changes in the fair value of debt securities. Equity securities were classified as available-for-sale and measured at fair value. Declines in the fair value of equity securities determined to be OTTI were recognized in earnings and reported as OTTI losses. An equity security was determined to be OTTI if the Company did not expect to recover the cost of the equity security. Changes in the fair value of equity securities determined to be temporary were reported in other comprehensive earnings net of income taxes and included as a component of stockholders’ equity.
Interest and dividend income, amortization of premiums, accretion of discounts and realized gains and losses on the sale of debt and equity securities are included in investment income. Interest income is accrued as earned. Dividend income is recognized as income on the ex-dividend date. The cost of debt and equity securities sold is based on the FIFO method. With the adoption of the ASU, the fair value adjustment on equity securities held as of December 29, 2018 is also included in investment income.

(h)	Property, Plant and Equipment and Depreciation
Assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives or the terms of the related leases, if shorter, as follows: buildings and improvements (10–40 years); furniture, fixtures and equipment (3–20 years); and leasehold improvements (10–20 years).
Maintenance and repairs are expensed as incurred. Expenditures for renewals and betterments are capitalized. The gain or loss realized on disposed assets or assets to be disposed of is recorded in earnings.

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
Comprehensive earnings include net earnings and other comprehensive earnings. Other comprehensive earnings include revenues, expenses, gains and losses that have been excluded from net earnings and recorded directly to stockholders’ equity. Included in other comprehensive earnings for the Company are unrealized gains and losses on debt securities in 2018, unrealized gains and losses on debt and equity securities in 2017 and 2016 and adjustments to the postretirement benefit obligation.

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
Advertising costs are expensed as incurred and were $249,123,000, $251,933,000 and $260,367,000 for 2018, 2017 and 2016, respectively.

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

(s)	Common Stock and Earnings Per Share
Earnings per share is calculated by dividing net earnings by the weighted average shares outstanding. Basic and diluted earnings per share are the same because the Company does not have options or other stock compensation programs that impact the calculation of diluted earnings per share. All shares owned by the Employee Stock Ownership Plan (ESOP) are included in the earnings per share calculations. Dividends paid to the ESOP, as well as dividends on all other common stock shares, are reflected as a reduction of retained earnings. All common stock shares, including ESOP and 401(k) Plan shares, receive one vote per share and have the same dividend rights. The voting rights for ESOP shares allocated to participants’ accounts are passed through to the participants. The Trustee of the Company’s common stock in the 401(k) Plan votes the shares held in that plan.

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
The fair value of investments is based on market prices using the following measurement categories:
Level 1 – Fair value is determined by using quoted prices in active markets for identical investments. Investments included in this category are equity securities (exchange traded funds and individual equity securities) and a restricted investment (mutual fund) held as collateral in 2017, collectively referred to as equity securities.
Level 2 – Fair value is determined by using other than quoted prices. By using observable inputs (for example, benchmark yields, interest rates, reported trades and broker dealer quotes), the fair value is determined through processes such as benchmark curves, benchmarking of like securities and matrix pricing of corporate, state and municipal bonds by using pricing of similar bonds based on coupons, ratings and maturities. Investments included in this category are primarily debt securities (tax exempt and taxable bonds), including a restricted investment in taxable bonds held as collateral in 2018.
Level 3 – Fair value is determined by using other than observable inputs. Fair value is determined by using the best information available in the circumstances and requires significant management judgment or estimation. No investments are currently included in this category.
Following is a summary of fair value measurements for investments as of December 29, 2018 and December 30, 2017:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
December 29, 2018	$6,577,430	2,372,931	4,204,499	—
December 30, 2017	6,433,311	2,545,320	3,887,991	—
(3)    Investments

(a)	Debt Securities
Following is a summary of debt securities as of December 29, 2018 and December 30, 2017:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
2018
Tax exempt bonds	$1,256,673	184	12,759	1,244,098
Taxable bonds	2,527,468	1,737	55,085	2,474,120
Restricted investment	160,318	520	346	160,492
	$3,944,459	2,441	68,190	3,878,710
2017
Tax exempt bonds	$1,811,523	602	16,420	1,795,705
Taxable bonds	2,115,174	695	25,443	2,090,426
	$3,926,697	1,297	41,863	3,886,131
The Company held a restricted investment as of December 29, 2018 for the benefit of the Company’s insurance carrier related to self-insurance reserves. This investment is held as collateral and not used for self-insured claims payments.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

The cost and fair value of debt securities by expected maturity as of December 29, 2018 and December 30, 2017 are as follows:

	2018		2017
	Cost	Fair Value	Cost	Fair Value
		(Amounts are in thousands)
Due in one year or less	$563,272	560,992	917,576	915,579
Due after one year through five years	2,831,916	2,768,971	2,794,099	2,757,504
Due after five years through ten years	542,488	541,852	205,792	203,533
Due after ten years	6,783	6,895	9,230	9,515
	$3,944,459	3,878,710	3,926,697	3,886,131
Following is a summary of temporarily impaired debt securities by the time period impaired as of December 29, 2018 and December 30, 2017:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
2018
Tax exempt bonds	$25,150	95	1,182,783	12,664	1,207,933	12,759
Taxable bonds	645,379	5,821	1,464,208	49,264	2,109,587	55,085
Restricted investment	28,687	346	—	—	28,687	346
	$699,216	6,262	2,646,991	61,928	3,346,207	68,190
2017
Tax exempt bonds	$1,543,151	13,827	136,217	2,593	1,679,368	16,420
Taxable bonds	811,886	4,908	1,153,645	20,535	1,965,531	25,443
	$2,355,037	18,735	1,289,862	23,128	3,644,899	41,863
There are 400 debt securities contributing to the total unrealized losses of $68,190,000 as of December 29, 2018. Unrealized losses related to debt securities are primarily due to increases in interest rates impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities.

(b)	Equity Securities
Following is a summary of the fair value of equity securities as of December 29, 2018 and December 30, 2017:

	2018	2017
	(Amounts are in thousands)
Equity securities	$2,698,720	2,383,095
Restricted investment	—	164,085
	$2,698,720	2,547,180
The Company held a restricted investment as of December 30, 2017 for the benefit of the Company’s insurance carrier related to self-insurance reserves. This investment was held as collateral and not used for self-insured claims payments.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(c)	Investment Income
In the following table, net realized gain on the sale of investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. For 2018, the net realized gain on the sale of investments excludes the net gain on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately.
Following is a summary of investment income for 2018, 2017 and 2016:

	2018	2017	2016
	(Amounts are in thousands)
Interest and dividend income	$129,953	117,702	100,811
Net realized gain on sale of investments	109,547	108,924	32,256
	239,500	226,626	133,067
Fair value adjustment, due to net unrealized loss, on equity securities held at end of year	(107,466)	—	—
Net gain on sale of equity securities previously recognized through fair value adjustment	(75,335)	—	—
	$56,699	226,626	133,067

(4)    Consolidation of Joint Ventures and Long-Term Debt
From time to time, the Company enters into a joint venture (JV), in the legal form of a limited liability company, with certain real estate developers to partner in the development of a shopping center with the Company as the anchor tenant. The Company consolidates certain of these JVs in which it has a controlling financial interest. The Company is considered to have a controlling financial interest in a JV when it has (1) the power to direct the activities of the JV that most significantly impact the JV’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the JV that could potentially be significant to such JV.
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
As of December 29, 2018, the carrying amounts of the assets and liabilities of the consolidated JVs were $144,197,000 and $71,342,000, respectively. As of December 30, 2017, the carrying amounts of the assets and liabilities of the consolidated JVs were $144,559,000 and $67,631,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2018, 2017 and 2016 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. The Company assumed loans totaling $9,936,000 during 2018. No loans were assumed during 2017. Maturities of JV loans range from June 2020 through April 2027 and have variable interest rates based on a LIBOR index plus 175 to 250 basis points. Maturities of assumed shopping center loans range from December 2020 through January 2027 and have fixed interest rates ranging from 3.7% to 7.5%.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

As of December 29, 2018, the aggregate annual maturities and scheduled payments of long-term debt are as follows:

Year
(Amounts are in thousands)
2019	$4,954
2020	41,792
2021	34,812
2022	25,096
2023	18,693
Thereafter	42,318
$167,665

(5)    Retirement Plans
The Company has a trusteed, noncontributory ESOP for the benefit of eligible employees. The Company recognizes an expense related to the Company’s discretionary contribution to the ESOP that is approved by the Board of Directors each year. ESOP contributions can be made in Company common stock or cash. Compensation expense recorded for contributions to this plan was $337,712,000, $319,470,000 and $334,422,000 for 2018, 2017 and 2016, respectively.
Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $288,580,000 and $311,315,000 as of December 29, 2018 and December 30, 2017, respectively. The cost of the shares held by the ESOP totaled $2,846,419,000 and $2,741,823,000 as of December 29, 2018 and December 30, 2017, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $3,134,999,000 and $3,053,138,000 as of December 29, 2018 and December 30, 2017, respectively. The fair value of the shares held by the ESOP totaled $8,061,399,000 and $7,252,657,000 as of December 29, 2018 and December 30, 2017, respectively.
The Company has a 401(k) Plan for the benefit of eligible employees. The 401(k) Plan is a voluntary defined contribution plan. Eligible employees may contribute up to 10% of their eligible annual compensation, subject to the maximum contribution limits established by federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2018, 2017 and 2016, the Board of Directors approved a match of 50% of eligible annual contributions up to 3% of eligible annual compensation, not to exceed a maximum match of $750 per employee. The match, which is determined as of the last day of the plan year and paid in the subsequent plan year, is in common stock of the Company. Compensation expense recorded for the Company’s match to the 401(k) Plan was $34,980,000, $33,636,000 and $30,899,000 for 2018, 2017 and 2016, respectively.
The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(6)    Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (Tax Act) was signed into law making significant changes to the Internal Revenue Code. Changes included, among others, a decrease in the federal statutory income tax rate from 35% to 21% beginning in 2018.
Total income taxes for 2018, 2017 and 2016 were allocated as follows:

	2018	2017	2016
	(Amounts are in thousands)
Earnings	$539,801	735,612	914,688
Other comprehensive (losses) earnings	(3,440)	64,324	(1,789)
	$536,361	799,936	912,899
The provision for income taxes consists of the following:

	Current	Deferred	Total
	(Amounts are in thousands)
2018
Federal	$413,735	59,377	473,112
State	62,821	3,868	66,689
	$476,556	63,245	539,801
2017
Federal	$771,355	(113,620)	657,735
State	64,113	13,764	77,877
	$835,468	(99,856)	735,612
2016
Federal	$820,989	20,697	841,686
State	69,342	3,660	73,002
	$890,331	24,357	914,688
A reconciliation of the provision for income taxes at the federal statutory income tax rate of 21% for 2018 and 35% for 2017 and 2016 to earnings before income taxes compared to the Company’s actual income tax expense is as follows:

	2018	2017	2016
	(Amounts are in thousands)
Federal tax at statutory income tax rate	$613,403	1,059,627	1,029,132
State income taxes (net of federal tax benefit)	52,684	50,621	47,451
ESOP dividend	(41,175)	(65,111)	(65,232)
Other, net	(85,111)	(85,330)	(96,663)
Remeasurement of deferred income taxes	—	(224,195)	—
	$539,801	735,612	914,688
The impact of the reduction of the federal statutory income tax rate decreased the Company’s income tax expense for 2017 by $224,195,000 due to the remeasurement of deferred income taxes. The Company had no incomplete or provisional amounts in the remeasurement of deferred income taxes.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of deferred income taxes as of December 29, 2018 and December 30, 2017 are as follows:

	2018	2017
	(Amounts are in thousands)
Deferred tax liabilities and (assets):
Property, plant and equipment	$581,290	487,026
Inventories	25,989	23,784
Self-insurance reserves	(79,467)	(77,783)
Retirement plan contributions	(41,424)	(42,547)
Postretirement benefit cost	(28,224)	(30,226)
Purchase allowances	(11,114)	(9,967)
Investments	(10,811)	30,090
Lease accounting	(4,662)	(8,576)
Other	(10,820)	(10,849)
	$420,757	360,952
The Company expects the results of future operations and the reversal of deferred tax liabilities to generate sufficient taxable income to allow utilization of deferred tax assets; therefore, no valuation allowance has been recorded as of December 29, 2018 and December 30, 2017.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns as well as all open tax years in these jurisdictions. The periods subject to examination for the Company’s federal income tax returns are the 2015 through 2017 tax years. The periods subject to examination for the Company’s state income tax returns are the 2011 through 2017 tax years. The Company believes that the outcome of any examinations will not have a material effect on its financial condition, results of operations or cash flows.
The Company had no unrecognized tax benefits in 2018 and 2017. As a result, there will be no effect on the Company’s effective income tax rate in future periods due to the recognition of unrecognized tax benefits.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(7)	Accumulated Other Comprehensive Earnings (Losses)
A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for 2018, 2017 and 2016 is as follows:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in thousands)
Balances at December 26, 2015	$31,295	(5,027)	26,268
Unrealized gain on debt and equity securities	17,615	—	17,615
Net realized gain on debt and equity securities reclassified to investment income	(19,792)	—	(19,792)
Adjustment to postretirement benefit obligation	—	(664)	(664)
Net other comprehensive losses	(2,177)	(664)	(2,841)
Balances at December 31, 2016	29,118	(5,691)	23,427
Unrealized gain on debt and equity securities	175,978	—	175,978
Net realized gain on debt and equity securities reclassified to investment income	(66,836)	—	(66,836)
Adjustment to postretirement benefit obligation	—	(6,997)	(6,997)
Net other comprehensive earnings (losses)	109,142	(6,997)	102,145
Remeasurement of deferred income taxes reclassified to retained earnings	29,797	(2,733)	27,064
Balances at December 30, 2017	168,057	(15,421)	152,636
Unrealized loss on debt securities	(19,126)	—	(19,126)
Net realized loss on debt securities reclassified to investment income	346	—	346
Adjustment to postretirement benefit obligation	—	8,692	8,692
Net other comprehensive (losses) earnings	(18,780)	8,692	(10,088)
Cumulative effect of net unrealized gain on equity securities reclassified to retained earnings	(198,310)	—	(198,310)
Balances at December 29, 2018	$(49,033)	(6,729)	(55,762)

In February 2018, an ASU was issued in response to the Tax Act. The ASU permits companies to reclassify stranded tax effects due to the reduction of the federal statutory income tax rate from accumulated other comprehensive earnings to retained earnings. The Company elected to adopt the ASU early and reclassified $27,064,000 from accumulated other comprehensive earnings to retained earnings in 2017.
In 2018, the Company adopted the ASU requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings. Prior to adoption of the ASU, equity securities were classified as available-for-sale and measured at fair value. Changes in fair value determined to be temporary were reported in other comprehensive earnings net of income taxes. Upon adoption of the ASU, the Company reclassified the cumulative effect of the net unrealized gain on equity securities net of income taxes as of December 31, 2017 of $198,310,000 from accumulated other comprehensive earnings to retained earnings.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(8)    Commitments and Contingencies

(a)	Operating Leases
The Company conducts a major portion of its retail operations from leased locations. Initial terms of the leases are typically 20 years followed by five year renewal options and may include rent escalation clauses. Minimum rentals represent fixed lease obligations, including insurance and maintenance to the extent they are fixed in the lease. Contingent rentals represent variable lease obligations, including real estate taxes, insurance, maintenance and, for certain locations, additional rentals based on a percentage of sales in excess of stipulated minimums (excess rent). The payment of variable real estate taxes, insurance and maintenance is generally based on the Company’s pro-rata share of total shopping center square footage. The Company recognizes rent expense for operating leases with rent escalation clauses on a straight-line basis over the applicable lease term. The Company estimates excess rent, where applicable, based on annual sales projections and uses the straight-line method to amortize the cost to rent expense. The annual sales projections are reviewed periodically and adjusted if necessary. Additionally, the Company has operating leases for certain transportation and other equipment.
Total rental expense for 2018, 2017 and 2016 was as follows:

	2018	2017	2016
	(Amounts are in thousands)
Minimum rentals	$449,138	437,403	419,032
Contingent rentals	133,382	126,855	125,406
Sublease rental income	(4,339)	(4,617)	(4,577)
	$578,181	559,641	539,861
As of December 29, 2018, future minimum rentals for all noncancelable operating leases and related subleases are as follows:

Year	Minimum Rental Commitments	Sublease Rental Income	Net
	(Amounts are in thousands)
2019	$434,781	2,913	431,868
2020	407,409	365	407,044
2021	371,476	230	371,246
2022	332,785	188	332,597
2023	287,636	188	287,448
Thereafter	1,886,433	690	1,885,743
	$3,720,520	4,574	3,715,946
In 2019, the Company will adopt the ASU requiring the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the consolidated balance sheet. The Company estimates it will recognize approximately $2.9 billion of lease rights and obligations.
The Company also owns shopping centers which are leased to tenants for minimum rentals plus contingent rentals. Minimum rentals represent fixed lease obligations, including insurance and maintenance. Contingent rentals represent variable lease obligations, including real estate taxes, insurance, maintenance and, for certain locations, excess rent. Rental income was $183,963,000, $158,121,000 and $133,656,000 for 2018, 2017 and 2016, respectively.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

As of December 29, 2018, future minimum rentals to be received for all noncancelable operating leases are as follows:

Year
(Amounts are in thousands)
2019	$139,159
2020	117,024
2021	91,137
2022	67,107
2023	45,836
Thereafter	162,361
$622,624

(b)	Letters of Credit
As of December 29, 2018, the Company had outstanding $5,475,000 in trade letters of credit and $12,950,000 in standby letters of credit to support certain purchase obligations.

(c)	Litigation
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
(9)    Subsequent Event
On January 2, 2019, the Company declared a quarterly dividend on its common stock of $0.26 per share or $185,800,000, payable February 1, 2019 to stockholders of record as of the close of business January 15, 2019.
(10)    Quarterly Information (unaudited)
Following is a summary of the quarterly results of operations for 2018 and 2017. All quarters have 13 weeks.

	Quarter
	First	Second	Third	Fourth
	(Amounts are in thousands, except per share amounts)
2018
Revenues	$9,345,807	8,826,003	8,858,101	9,365,807
Costs and expenses	8,511,850	8,183,211	8,274,949	8,681,305
Net earnings	680,271	616,172	677,744	406,980
Earnings per share	0.93	0.84	0.94	0.57
2017
Revenues	$8,752,946	8,482,827	8,586,080	9,014,985
Costs and expenses	8,012,934	7,869,524	7,951,286	8,270,270
Net earnings	555,271	495,072	474,927	766,624
Earnings per share	0.73	0.65	0.63	1.04
Net earnings and earnings per share for the fourth quarter of 2018 were negatively impacted by the ASU requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings. Excluding the impact of the ASU, net earnings would have been $660,308,000 or $0.92 per share.
During the fourth quarter of 2017, the Company recorded the remeasurement of deferred income taxes due to the Tax Act. Excluding the impact of the remeasurement, net earnings would have been $542,429,000 or $0.74 per share.

Schedule II
PUBLIX SUPER MARKETS, INC.
Valuation and Qualifying Accounts
Years ended December 29, 2018, December 30, 2017
and December 31, 2016

	Balance at Beginning of Year	Additions Charged to Income	Deductions From Reserves	Balance at End of Year
	(Amounts are in thousands)
Year Ended December 29, 2018
Reserves not deducted from assets:
Self-insurance reserves:
Current	$137,100	403,598	395,457	145,241
Noncurrent	218,598	3,821	—	222,419
	$355,698	407,419	395,457	367,660
Year Ended December 30, 2017
Reserves not deducted from assets:
Self-insurance reserves:
Current	$139,554	342,451	344,905	137,100
Noncurrent	216,125	2,473	—	218,598
	$355,679	344,924	344,905	355,698
Year Ended December 31, 2016
Reserves not deducted from assets:
Self-insurance reserves:
Current	$135,865	341,699	338,010	139,554
Noncurrent	214,474	1,651	—	216,125
	$350,339	343,350	338,010	355,679

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
Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment and these criteria, management believes that the Company’s internal control over financial reporting was effective as of December 29, 2018.
Item 9B. Other Information
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning the executive officers of the Company is set forth on the following page. All other information regarding this item is incorporated by reference from the Proxy Statement of the Company (2019 Proxy Statement), which the Company intends to file no later than 120 days after its fiscal year end.
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
Item 11. Executive Compensation
Information regarding this item is incorporated by reference from the 2019 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding this item is incorporated by reference from the 2019 Proxy Statement.
Item 13. Certain Relationships, Related Transactions and Director Independence
Information regarding this item is incorporated by reference from the 2019 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information regarding this item is incorporated by reference from the 2019 Proxy Statement.

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since
Executive Officers of the Company
John A. Attaway, Jr.	60	Senior Vice President, General Counsel and Secretary of the Company.	2000
Hoyt R. Barnett	75	Vice Chairman of the Company and Trustee of the ESOP to July 2015, Vice Chairman and Trustee on the Committee of Trustees of the ESOP thereafter.	1977
David E. Bornmann	61	Senior Vice President of the Company.	1998
Jeffrey G. Chamberlain	62	Vice President of the Company to January 2017, Senior Vice President thereafter.	2011
Laurie Z. Douglas	55	Senior Vice President and Chief Information Officer of the Company to January 2019, Senior Vice President, Chief Information Officer and Chief Digital Officer thereafter.	2006
Randall T. Jones, Sr.	56	President of the Company to May 2016, Chief Executive Officer and President to January 2019, Chief Executive Officer thereafter.	2003
Kevin S. Murphy	48	Regional Director of Retail Operations of the Company to March 2014, Vice President to May 2016, Senior Vice President to January 2019, President thereafter.	2014
David P. Phillips	59	Chief Financial Officer and Treasurer of the Company to July 2015, Chief Financial Officer, Treasurer and Trustee on the Committee of Trustees of the ESOP to May 2016, Executive Vice President, Chief Financial Officer, Treasurer and Trustee on the Committee of Trustees of the ESOP thereafter.	1990
Michael R. Smith	59	Senior Vice President of the Company.	2005
Officers of the Company
Robert S. Balcerak, Jr.	58	Director of Real Estate Strategy of the Company to April 2017, Vice President thereafter.	2017
Randolph L. Barber	56	Director of Industrial Maintenance of the Company to January 2018, Vice President thereafter.	2018
Robert J. Bechtel	55	Regional Director of Retail Operations of the Company to May 2016, Vice President thereafter.	2016
Marcy P. Benton	50	Director of Retail Associate Relations of the Company to September 2017, Vice President thereafter.	2017
Scott E. Brubaker	60	Vice President of the Company.	2005
Joseph DiBenedetto, Jr.	59	Vice President of the Company.	2011
G. Gino DiGrazia	56	Vice President of the Company.	2002
Sandra J. Estep	59	Vice President of the Company.	2002
John L. Goff, Jr.	45	District Manager of Retail Operations of the Company to May 2014, Regional Director of Retail Operations to January 2019, Vice President thereafter.	2019
Linda S. Hall	59	Vice President of the Company.	2002
Mark R. Irby	63	Vice President of the Company.	1989
Linda S. Kane	53	Vice President and Assistant Secretary of the Company.	2000
Erik J. Katenkamp	47	Vice President of the Company.	2013
L. Renee Kelly	57	Vice President of the Company.	2013
Michael E. Lester	53	Warehouse Operations Manager of the Company to May 2014, Director of Warehousing to January 2019, Vice President thereafter.	2019
Christopher M. Litz	55	Regional Director of Retail Operations of the Company to January 2016, Vice President thereafter.	2016
Robert J. McGarrity	57	Director of Construction of the Company to January 2017, Vice President thereafter.	2017

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since
Officers of the Company (Continued)
Merriann M. Metz	43	Assistant General Counsel of the Company to May 2016, Assistant General Counsel and Assistant Secretary thereafter.	2016
Peter M. Mowitt	59	Vice President of the Company.	2013
Brad E. Oliver	45	Business Development Director of Grocery Retail Support of the Company to March 2017, Business Development Director of DSD Products to January 2018, Vice President thereafter.	2018
Samuel J. Pero	56	Regional Director of Retail Operations of the Company to May 2016, Vice President thereafter.	2016
John F. Provenzano	45	Government Affairs Director of Delta Air Lines to September 2014, Executive Director of the National Association of State Treasurers to June 2017, Vice President of the Company thereafter.	2017
William W. Rayburn, IV	56	Director of Real Estate Assets of the Company to September 2017, Vice President thereafter.	2017
Charles B. Roskovich, Jr.	57	Vice President of the Company.	2008
Dain Rusk	45	Vice President and General Manager of Pharmacy of Sears Holdings Corporation to February 2015, Vice President of Pharmacy Business Development of Albertsons Companies to August 2016, Group Vice President of Pharmacy Operations of Albertsons Companies to June 2018, Vice President of the Company thereafter.	2018
Marc H. Salm	58	Vice President of the Company.	2008
Jeffrey D. Stephens	63	Vice President of the Company.	2013
Steven B. Wellslager	52	Vice President of the Company.	2013

The terms of all officers expire in May 2019 or upon the election of their successors.

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
101
The following financial information from the Annual Report on Form 10-K for the year ended December 29, 2018 is formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Earnings, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

March 1, 2019	By:	/s/ John A. Attaway, Jr.
John A. Attaway, Jr.
Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hoyt R. Barnett	Vice Chairman and Director	March 1, 2019
Hoyt R. Barnett

/s/ Jessica L. Blume	Director	March 1, 2019
Jessica L. Blume

/s/ William E. Crenshaw	Chairman of the Board and Director	March 1, 2019
William E. Crenshaw

/s/ Jane B. Finley	Director	March 1, 2019
Jane B. Finley

/s/ G. Thomas Hough	Director	March 1, 2019
G. Thomas Hough

/s/ Charles H. Jenkins, Jr.	Chairman Emeritus and Director	March 1, 2019
Charles H. Jenkins, Jr.

/s/ Howard M. Jenkins	Director	March 1, 2019
Howard M. Jenkins

/s/ Randall T. Jones, Sr.	Chief Executive Officer and Director	March 1, 2019
Randall T. Jones, Sr.	(Principal Executive Officer)

/s/ Stephen M. Knopik	Director	March 1, 2019
Stephen M. Knopik

/s/ David P. Phillips	Executive Vice President, Chief Financial Officer and Director	March 1, 2019
David P. Phillips	(Principal Financial and Accounting Officer)