Form 10-Q
period 2019-03-30
PUBLIX SUPER MARKETS INC
filed 2019-05-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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
Yes                 No    X
The number of shares of the Registrant’s common stock outstanding as of April 15, 2019 was 718,464,000.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)
(Unaudited)

	March 30, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,012,142	599,264
Short-term investments	525,667	560,992
Trade receivables	694,921	682,981
Inventories	1,737,264	1,848,735
Prepaid expenses	57,348	122,224
Total current assets	4,027,342	3,814,196
Long-term investments	6,790,916	6,016,438
Other noncurrent assets	463,824	515,265
Operating lease right-of-use assets	2,860,491	—
Property, plant and equipment	14,498,163	14,174,564
Accumulated depreciation	(5,670,436)	(5,537,947)
Net property, plant and equipment	8,827,727	8,636,617
	$22,970,300	18,982,516
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,901,726	1,864,604
Accrued expenses:
Contributions to retirement plans	273,697	540,760
Self-insurance reserves	146,387	145,241
Salaries and wages	191,926	132,916
Other	365,519	321,080
Current portion of long-term debt	5,010	4,954
Current portion of operating lease liabilities	327,399	—
Federal and state income taxes	119,441	—
Total current liabilities	3,331,105	3,009,555
Deferred income taxes	507,146	420,757
Self-insurance reserves	223,927	222,419
Accrued postretirement benefit cost	105,406	105,308
Long-term debt	161,639	162,711
Operating lease liabilities	2,535,134	—
Other noncurrent liabilities	109,203	67,102
Total liabilities	6,973,560	3,987,852
Common stock related to Employee Stock Ownership Plan (ESOP)	3,510,183	3,134,999
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 721,671 shares in 2019 and 715,445 shares in 2018	721,671	715,445
Additional paid-in capital	3,719,040	3,458,004
Retained earnings	11,635,790	10,840,654
Treasury stock at cost, 2,800 shares in 2019	(119,972)	—
Accumulated other comprehensive earnings (losses)	4,052	(55,762)
Common stock related to ESOP	(3,510,183)	(3,134,999)
Total stockholders’ equity	12,450,398	11,823,342
Noncontrolling interests	36,159	36,323
Total equity	15,996,740	14,994,664
	$22,970,300	18,982,516

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Revenues:
Sales	$9,674,197	9,273,466
Other operating income	85,913	72,341
Total revenues	9,760,110	9,345,807
Costs and expenses:
Cost of merchandise sold	6,966,392	6,681,457
Operating and administrative expenses	1,937,143	1,830,393
Total costs and expenses	8,903,535	8,511,850
Operating profit	856,575	833,957
Investment income	367,187	4,138
Other nonoperating income, net	19,313	22,028
Earnings before income tax expense	1,243,075	860,123
Income tax expense	262,104	179,852
Net earnings	$980,971	680,271
Weighted average shares outstanding	716,026	734,195
Earnings per share	$1.37	0.93

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net earnings	$980,971	680,271
Other comprehensive earnings:
Unrealized gain (loss) on debt securities net of income taxes of $20,292 and $(8,175) in 2019 and 2018, respectively.	59,521	(23,981)
Reclassification adjustment for net realized loss on debt securities net of income taxes of $100 and $8 in 2019 and 2018, respectively.	293	22
Adjustment to postretirement benefit obligation net of income taxes of $193 in 2018.	—	565
Comprehensive earnings	$1,040,785	656,877

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Cash received from customers	$9,698,829	9,258,298
Cash paid to employees and suppliers	(8,317,811)	(7,945,490)
Income taxes refunded (paid)	1,152	(232,909)
Self-insured claims paid	(81,196)	(89,413)
Dividends and interest received	47,433	47,053
Other operating cash receipts	84,794	71,169
Other operating cash payments	(4,845)	(3,906)
Net cash provided by operating activities	1,428,356	1,104,802
Cash flows from investing activities:
Payment for capital expenditures	(254,836)	(449,980)
Proceeds from sale of property, plant and equipment	2,196	5,750
Payment for investments	(664,667)	(392,027)
Proceeds from sale and maturity of investments	310,379	310,943
Net cash used in investing activities	(606,928)	(525,314)
Cash flows from financing activities:
Payment for acquisition of common stock	(333,857)	(432,894)
Proceeds from sale of common stock	113,196	106,814
Dividends paid	(185,835)	(168,597)
Repayment of long-term debt	(2,263)	(21,687)
Other, net	209	1,306
Net cash used in financing activities	(408,550)	(515,058)
Net increase in cash and cash equivalents	412,878	64,430
Cash and cash equivalents at beginning of period	599,264	579,925
Cash and cash equivalents at end of period	$1,012,142	644,355

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$980,971	680,271
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	174,049	160,170
Increase in last-in, first out (LIFO) reserve	10,230	7,664
Retirement contributions paid or payable in common stock	101,071	92,225
Deferred income taxes	65,997	(6,434)
(Gain) loss on disposal and impairment of property, plant and equipment	(1,146)	724
(Gain) loss on investments	(325,171)	24,955
Net amortization of investments	12,280	18,917
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(12,718)	(75,403)
Inventories	101,241	65,914
Other assets	81,108	(30,468)
Accounts payable and accrued expenses	133,002	212,173
Federal and state income taxes	192,131	(49,372)
Other liabilities	(84,689)	3,466
Total adjustments	447,385	424,531
Net cash provided by operating activities	$1,428,356	1,104,802

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
2019
Balances at December 29, 2018	$715,445	3,458,004	10,840,654	—	(55,762)	(3,134,999)	11,823,342
Comprehensive earnings	—	—	980,971	—	59,814	—	1,040,785
Dividends, $0.26 per share	—	—	(185,835)	—	—	—	(185,835)
Contribution of 8,587 shares to retirement plans	5,605	235,017	—	127,329	—	—	367,951
Acquisition of 7,802 shares from stockholders	—	—	—	(333,857)	—	—	(333,857)
Sale of 2,641 shares to stockholders	621	26,019	—	86,556	—	—	113,196
Change for ESOP related shares	—	—	—	—	—	(375,184)	(375,184)
Balances at March 30, 2019	$721,671	3,719,040	11,635,790	(119,972)	4,052	(3,510,183)	12,450,398

2018
Balances at December 30, 2017	$733,440	3,139,647	10,044,564	—	152,636	(3,053,138)	11,017,149
Comprehensive earnings	—	—	680,271	—	(23,394)	—	656,877
Dividends, $0.23 per share	—	—	(168,597)	—	—	—	(168,597)
Contribution of 8,440 shares to retirement plans	6,221	261,423	—	81,780	—	—	349,424
Acquisition of 10,714 shares from stockholders	—	—	—	(432,894)	—	—	(432,894)
Sale of 2,590 shares to stockholders	531	21,632	—	84,651	—	—	106,814
Change for ESOP related shares	—	—	—	—	—	(402,207)	(402,207)
Cumulative effect of net unrealized gain on equity securities reclassified to retained earnings	—	—	198,310	—	(198,310)	—	—
Balances at March 31, 2018	$740,192	3,422,702	10,754,548	(266,463)	(69,068)	(3,455,345)	11,126,566

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three months ended March 30, 2019 are not necessarily indicative of the results for the entire 2019 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018.
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
The fair value of investments is based on market prices using the following measurement categories:
Level 1 – Fair value is determined by using quoted prices in active markets for identical investments. Investments included in this category are equity securities (exchange traded funds and individual equity securities).
Level 2 – Fair value is determined by using other than quoted prices. By using observable inputs (for example, benchmark yields, interest rates, reported trades and broker dealer quotes), the fair value is determined through processes such as benchmark curves, benchmarking of like securities and matrix pricing of corporate, state and municipal bonds by using pricing of similar bonds based on coupons, ratings and maturities. Investments included in this category are primarily debt securities (tax exempt and taxable bonds), including restricted investments in taxable bonds held as collateral.
Level 3 – Fair value is determined by using other than observable inputs. Fair value is determined by using the best information available in the circumstances and requires significant management judgment or estimation. No investments are currently included in this category.
Following is a summary of fair value measurements for investments as of March 30, 2019 and December 29, 2018:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
March 30, 2019	$7,316,583	2,635,206	4,681,377	—
December 29, 2018	6,577,430	2,372,931	4,204,499	—

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)	Investments

(a)	Debt Securities
Following is a summary of debt securities as of March 30, 2019 and December 29, 2018:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
March 30, 2019
Tax exempt bonds	$1,189,068	633	5,227	1,184,474
Taxable bonds	2,982,504	34,563	20,931	2,996,136
Restricted investments	169,529	5,419	—	174,948
	$4,341,101	40,615	26,158	4,355,558
December 29, 2018
Tax exempt bonds	$1,256,673	184	12,759	1,244,098
Taxable bonds	2,527,468	1,737	55,085	2,474,120
Restricted investment	160,318	520	346	160,492
	$3,944,459	2,441	68,190	3,878,710
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.
The cost and fair value of debt securities by expected maturity as of March 30, 2019 and December 29, 2018 are as follows:

	March 30, 2019		December 29, 2018
	Cost	Fair Value	Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$526,776	525,667	563,272	560,992
Due after one year through five years	3,068,926	3,062,717	2,831,916	2,768,971
Due after five years through ten years	738,951	760,561	542,488	541,852
Due after ten years	6,448	6,613	6,783	6,895
	$4,341,101	4,355,558	3,944,459	3,878,710

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of temporarily impaired debt securities by the time period impaired as of March 30, 2019 and December 29, 2018:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
March 30, 2019
Tax exempt bonds	$2,812	19	1,100,840	5,208	1,103,652	5,227
Taxable bonds	45,531	310	1,364,633	20,621	1,410,164	20,931
	$48,343	329	2,465,473	25,829	2,513,816	26,158
December 29, 2018
Tax exempt bonds	$25,150	95	1,182,783	12,664	1,207,933	12,759
Taxable bonds	645,379	5,821	1,464,208	49,264	2,109,587	55,085
Restricted investment	28,687	346	—	—	28,687	346
	$699,216	6,262	2,646,991	61,928	3,346,207	68,190
There are 310 debt securities contributing to the total unrealized losses of $26,158,000 as of March 30, 2019. Unrealized losses related to debt securities are primarily due to increases in interest rates impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities.

(b)	Equity Securities
In 2018, the Company adopted the Accounting Standards Update (ASU) requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). The fair value of equity securities was $2,961,025,000 and $2,698,720,000 as of March 30, 2019 and December 29, 2018, respectively.
Prior to adoption of the ASU, equity securities were classified as available-for-sale and measured at fair value. Changes in fair value determined to be temporary were reported in other comprehensive earnings net of income taxes. Upon adoption of the ASU, the Company reclassified the cumulative effect of the net unrealized gain on equity securities net of income taxes as of December 31, 2017 of $198,310,000 from accumulated other comprehensive earnings to retained earnings. The fair value adjustment includes the cumulative effect of the ASU reclassified to retained earnings as of December 31, 2017.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c)	Investment Income
In the following table, net realized gain on the sale of investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. The net realized gain on the sale of investments excludes the net gain on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately.
Following is a summary of investment income for the three months ended March 30, 2019 and March 31, 2018:

	Three Months Ended
	March 30, 2019	March 31, 2018
	(Amounts are in thousands)
Interest and dividend income	$42,016	29,093
Net realized gain on sale of investments	4,211	7,024
	46,227	36,117
Fair value adjustment, due to net unrealized gain (loss), on equity securities held at end of period	314,348	(25,782)
Net loss (gain) on sale of equity securities previously recognized through fair value adjustment	6,612	(6,197)
	$367,187	4,138

(4)	Leases

(a)	Lessee
In 2019, the Company adopted the ASU requiring the lease rights and obligations arising from existing and new lease agreements be recognized as assets and liabilities on the balance sheet. The Company adopted the ASU on a modified retrospective basis and elected the transitional provisions eliminating the requirement to restate reporting periods prior to the date of adoption. The Company also elected to not reassess the original conclusions reached regarding lease identification, lease classification and initial direct costs for leases entered into prior to the adoption of the ASU. As of December 30, 2018, the Company recognized its operating lease right-of-use assets and operating lease liabilities on the balance sheet. The adoption of the ASU did not have a material effect on the Company’s results of operations and had no effect on the Company’s cash flows.
The Company included finance lease right-of-use assets of $118,879,000 in net property, plant and equipment and finance lease liabilities of $22,998,000 and $84,631,000 in other accrued expenses and other noncurrent liabilities, respectively, on the condensed consolidated balance sheet as of March 30, 2019.
The Company conducts a major portion of its retail operations from leased locations. The Company determines whether a lease exists at inception. Initial lease terms are typically 20 years followed by five year renewal options and may include rent escalation clauses. A renewal option is included in the right-of-use asset and lease liability to the extent it is reasonably certain the option will be exercised. The present value of future payments for each lease is determined by using the Company’s incremental borrowing rate at the time of lease commencement. Additionally, the Company has operating leases for certain transportation and other equipment with initial lease terms ranging up to five years.
Operating lease expense primarily represents fixed lease payments for operating leases recognized on a straight-line basis over the applicable lease term. Variable lease expense represents the payment of real estate taxes, insurance, maintenance and, for certain locations, additional rentals based on a percentage of sales in excess of stipulated minimums (excess rent). The payment of variable real estate taxes, insurance and maintenance is generally based on the Company’s pro-rata share of total shopping center square footage. The Company estimates excess rent, where applicable, based on annual sales projections and uses the straight-line method to amortize the cost to variable lease expense.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease expense for the three months ended March 30, 2019 was as follows:

Three Months Ended
March 30, 2019
(Amounts are in thousands)
Operating lease expense	$110,665
Finance lease expense:
Amortization of right-of-use assets	1,940
Interest on lease liabilities	648
Variable lease expense	14,417
Sublease rental income	(893)
$126,777
Supplemental cash flow information related to leases for the three months ended March 30, 2019 was as follows:

Three Months Ended
March 30, 2019
(Amounts are in thousands)
Operating cash flows from rent paid for operating lease liabilities	$104,659
Right-of-use assets obtained in exchange for new operating lease liabilities	114,637
The weighted-average remaining lease term and weighted-average discount rate as of March 30, 2019 are as follows:

March 30, 2019
Weighted-average remaining lease term:
Operating leases	12 years
Finance leases	19 years
Weighted-average discount rate:
Operating leases	3.4%
Finance leases	4.0%

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities as of March 30, 2019 are as follows:

Year	Operating Leases	Finance Leases
	(Amounts are in thousands)
2019	$317,231	24,260
2020	399,526	6,284
2021	365,660	6,284
2022	329,782	6,284
2023	287,010	21,000
Thereafter	1,861,004	72,785
	3,560,213	136,897
Less: Imputed interest	(697,680)	(29,268)
	$2,862,533	107,629
As of March 30, 2019, the Company has lease agreements that have not yet commenced with fixed lease payments totaling $309,266,000. These leases will commence in future periods with terms ranging up to 20 years.

(b)	Lessor
The Company leases space in owned shopping centers to tenants under noncancelable operating leases. The Company determines whether a lease exists at inception. Initial lease terms are typically five years followed by five year renewal options and may include rent escalation clauses. Lease income primarily represents fixed lease payments received from tenants recognized on a straight-line basis over the applicable lease term. Variable lease income represents the receipt of real estate taxes, insurance, maintenance and, for certain locations, excess rent.
Total lease income for the three months ended March 30, 2019 was as follows:

Three Months Ended
March 30, 2019
(Amounts are in thousands)
Lease income	$35,917
Variable lease income	9,875
$45,792

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fixed lease payments to be received for all noncancelable operating leases as of March 30, 2019 are as follows:

Year
(Amounts are in thousands)
2019	$108,010
2020	123,535
2021	97,773
2022	72,916
2023	51,429
Thereafter	172,138
$625,801

(5)	Consolidation of Joint Ventures and Long-Term Debt
From time to time, the Company enters into a joint venture (JV), in the legal form of a limited liability company, with certain real estate developers to partner in the development of a shopping center with the Company as the anchor tenant. The Company consolidates certain of these JVs in which it has a controlling financial interest. As of March 30, 2019, the carrying amounts of the assets and liabilities of the consolidated JVs were $144,963,000 and $72,471,000, respectively. As of December 29, 2018, the carrying amounts of the assets and liabilities of the consolidated JVs were $144,197,000 and $71,342,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2019 and 2018 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during the three months ended March 30, 2019 and March 31, 2018. Maturities of JV loans range from June 2020 through April 2027 and have variable interest rates based on a LIBOR index plus 175 to 250 basis points. Maturities of assumed shopping center loans range from December 2020 through January 2027 and have fixed interest rates ranging from 3.7% to 7.5%.

(6)	Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $413,135,000 and $288,580,000 as of March 30, 2019 and December 29, 2018, respectively. The cost of the shares held by the ESOP totaled $3,097,048,000 and $2,846,419,000 as of March 30, 2019 and December 29, 2018, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $3,510,183,000 and $3,134,999,000 as of March 30, 2019 and December 29, 2018, respectively. The fair value of the shares held by the ESOP totaled $8,147,858,000 and $8,061,399,000 as of March 30, 2019 and December 29, 2018, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Accumulated Other Comprehensive Earnings (Losses)
A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the three months ended March 30, 2019 and March 31, 2018 is as follows:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in thousands)
2019
Balances at December 29, 2018	$(49,033)	(6,729)	(55,762)
Unrealized gain on debt securities	59,521	—	59,521
Net realized loss on debt securities reclassified to investment income	293	—	293
Net other comprehensive earnings	59,814	—	59,814
Balances at March 30, 2019	$10,781	(6,729)	4,052

2018
Balances at December 30, 2017	$168,057	(15,421)	152,636
Unrealized loss on debt securities	(23,981)	—	(23,981)
Net realized loss on debt securities reclassified to investment income	22	—	22
Adjustment to postretirement benefit obligation	—	565	565
Net other comprehensive (losses) earnings	(23,959)	565	(23,394)
Cumulative effect of net unrealized gain on equity securities reclassified to retained earnings	(198,310)	—	(198,310)
Balances at March 31, 2018	$(54,212)	(14,856)	(69,068)

(8)	Subsequent Event
On April 1, 2019, the Company declared a quarterly dividend on its common stock of $0.30 per share or $215,500,000, payable May 1, 2019 to stockholders of record as of the close of business April 15, 2019.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is engaged in the retail food industry and as of March 30, 2019 operated 1,215 supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. For the three months ended March 30, 2019, six supermarkets were opened (including two replacement supermarkets) and 34 supermarkets were remodeled. Two supermarkets were closed during the period. The replacement supermarkets that opened during the three months ended March 30, 2019 replaced one supermarket closed during the same period and one supermarket closed during a previous period. The remaining supermarket closed in 2019 will be replaced on site in a subsequent period. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Results of Operations
Sales
Sales for the three months ended March 30, 2019 were $9.7 billion as compared with $9.3 billion for the three months ended March 31, 2018, an increase of $400.7 million or 4.3%. The increase in sales for the three months ended March 30, 2019 as compared with the three months ended March 31, 2018 was primarily due to new supermarket sales and a 1.9% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. The Company estimates the increase in sales for the three months ended March 30, 2019 as compared with the three months ended March 31, 2018 was $105 million or 1.2% lower due to the effect of the Easter holiday being in the second quarter in 2019 and in the first quarter in 2018. Comparable store sales for the three months ended March 30, 2019 increased primarily due to increased product costs.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 28.0% for the three months ended March 30, 2019 and March 31, 2018.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 20.0% and 19.7% for the three months ended March 30, 2019 and March 31, 2018, respectively. The increase in operating and administrative expenses as a percentage of sales for the three months ended March 30, 2019 as compared with the three months ended March 31, 2018 was primarily due to an increase in payroll costs as a percentage of sales.
Operating profit
Operating profit as a percentage of sales was 8.9% and 9.0% for the three months ended March 30, 2019 and March 31, 2018, respectively. Operating profit as a percentage of sales for the three months ended March 30, 2019 as compared with the three months ended March 31, 2018 remained relatively unchanged.
Investment income
Investment income was $367.2 million and $4.1 million for the three months ended March 30, 2019 and March 31, 2018, respectively. The increase in investment income for the three months ended March 30, 2019 as compared with the three months ended March 31, 2018 was primarily due to net unrealized gains on equity securities. Excluding the impact of net unrealized gains on equity securities in 2019 and net unrealized losses on equity securities in 2018, investment income would have been $46.2 million and $36.1 million for the three months ended March 30, 2019 and March 31, 2018, respectively.
Income tax expense
The effective income tax rate was 21.1% and 20.9% for the three months ended March 30, 2019 and March 31, 2018, respectively. The effective income tax rate for the three months ended March 30, 2019 as compared with the three months ended March 31, 2018 remained relatively unchanged.

Net earnings
Net earnings were $981.0 million or $1.37 per share and $680.3 million or $0.93 per share for the three months ended March 30, 2019 and March 31, 2018, respectively. Net earnings as a percentage of sales were 10.1% and 7.3% for the three months ended March 30, 2019 and March 31, 2018, respectively. The increase in net earnings as a percentage of sales for the three months ended March 30, 2019 as compared with the three months ended March 31, 2018 was primarily due to net unrealized gains on equity securities.
Net earnings and earnings per share for the three months ended March 30, 2019 and March 31, 2018 were impacted by net unrealized gains and losses on equity securities. Excluding the impact of net unrealized gains on equity securities in 2019 and net unrealized losses on equity securities in 2018, net earnings would have been $741.7 million or $1.04 per share and 7.7% as a percentage of sales for the three months ended March 30, 2019 and $704.2 million or $0.96 per share and 7.6% as a percentage of sales for the three months ended March 31, 2018.
Non-GAAP Financial Measures
In addition to reporting financial results for the three months ended March 30, 2019 and March 31, 2018 in accordance with GAAP, the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations. Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for the three months ended March 30, 2019 and March 31, 2018:

	Three Months Ended
	March 30, 2019	March 31, 2018
	(amounts are in millions, except per share amounts)
Net earnings	$981.0	680.3
Fair value adjustment, due to net unrealized (gain) loss, on equity securities held at end of period	(314.3)	25.8
Net (loss) gain on sale of equity securities previously recognized through fair value adjustment	(6.6)	6.2
Income tax expense (benefit) (1)	81.6	(8.1)
Net earnings excluding impact of fair value adjustment	$741.7	704.2
Weighted average shares outstanding	716.0	734.2
Earnings per share excluding impact of fair value adjustment	$1.04	0.96

(1)	Income tax expense (benefit) is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $8,328.7 million as of March 30, 2019, as compared with $7,176.7 million as of December 29, 2018 and $7,159.9 million as of March 31, 2018. The increase from the first quarter of 2018 to the first quarter of 2019 was primarily due to net unrealized gains on equity securities and decreases in income taxes paid, capital expenditures and common stock repurchases.
Net cash provided by operating activities
Net cash provided by operating activities was $1,428.4 million and $1,104.8 million for the three months ended March 30, 2019 and March 31, 2018, respectively. The increase in net cash provided by operating activities for the three months ended March 30, 2019 as compared with the three months ended March 31, 2018 was primarily due to 2017 federal income tax payments extended to 2018 due to Hurricane Irma in 2017.
Net cash used in investing activities
Net cash used in investing activities was $606.9 million and $525.3 million for the three months ended March 30, 2019 and March 31, 2018, respectively. The primary use of net cash in investing activities for the three months ended March 30, 2019 was funding capital expenditures and net increases in investment securities. Capital expenditures for the three months ended March 30, 2019 totaled $254.8 million. These expenditures were incurred in connection with the opening of six supermarkets (including two replacement supermarkets) and remodeling 34 supermarkets. Expenditures were also incurred for supermarkets and remodels in progress, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. For the three months ended March 30, 2019, the payment for investments, net of the proceeds from the sale and maturity of investments, was $354.3 million.
Net cash used in financing activities
Net cash used in financing activities was $408.6 million and $515.1 million for the three months ended March 30, 2019 and March 31, 2018, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $220.7 million and $326.1 million for the three months ended March 30, 2019 and March 31, 2018, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $185.8 million or $0.26 per share and $168.6 million or $0.23 per share during the three months ended March 30, 2019 and March 31, 2018, respectively.
Capital expenditures projection
Capital expenditures for the remainder of 2019 are expected to be approximately $1,300 million, primarily consisting of new supermarkets, remodeling existing supermarkets, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
Cash requirements
In 2019, cash requirements for operations, capital expenditures, common stock repurchases and dividend payments are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended December 29, 2018.
Item 4.    Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
As reported in the Company’s Form 10-K for the year ended December 29, 2018, the Company is subject from time to time to various lawsuits, claims and charges arising in the normal course of business. The Company believes its recorded reserves are adequate in light of the probable and estimable liabilities. The estimated amount of reasonably possible losses for lawsuits, claims and charges, individually and in the aggregate, is considered to be immaterial. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Item 1A.    Risk Factors
There have been no material changes in the risk factors from those disclosed in the Company’s Form 10-K for the year ended December 29, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended March 30, 2019 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 30, 2018 through February 2, 2019	1,797	$42.70	N/A	N/A
February 3, 2019 through March 2, 2019	1,273	42.70	N/A	N/A
March 3, 2019 through March 30, 2019	4,732	42.85	N/A	N/A
Total	7,802	$42.79	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended March 30, 2019 required to be disclosed in the last two columns of the table.
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
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 30, 2019 is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date:	May 1, 2019	/s/ John A. Attaway, Jr.
John A. Attaway, Jr., Secretary

Date:	May 1, 2019	/s/ David P. Phillips
David P. Phillips, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)