Form 10-Q
period 2019-06-29
PUBLIX SUPER MARKETS INC
filed 2019-08-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
Commission File Number 000-00981

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
Yes                 No    X
The number of shares of the Registrant’s common stock outstanding as of July 15, 2019 was 713,825,000.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)
(Unaudited)

	June 29, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$820,610	599,264
Short-term investments	443,636	560,992
Trade receivables	680,737	682,981
Inventories	1,780,464	1,848,735
Prepaid expenses	81,196	122,224
Total current assets	3,806,643	3,814,196
Long-term investments	7,214,453	6,016,438
Other noncurrent assets	459,494	515,265
Operating lease right-of-use assets	2,852,599	—
Property, plant and equipment	14,862,041	14,174,564
Accumulated depreciation	(5,811,601)	(5,537,947)
Net property, plant and equipment	9,050,440	8,636,617
	$23,383,629	18,982,516
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,873,569	1,864,604
Accrued expenses:
Contributions to retirement plans	372,762	540,760
Self-insurance reserves	151,162	145,241
Salaries and wages	247,055	132,916
Other	383,915	321,080
Current portion of long-term debt	5,071	4,954
Current portion of operating lease liabilities	327,735	—
Federal and state income taxes	15,217	—
Total current liabilities	3,376,486	3,009,555
Deferred income taxes	568,217	420,757
Self-insurance reserves	223,607	222,419
Accrued postretirement benefit cost	105,492	105,308
Long-term debt	166,926	162,711
Operating lease liabilities	2,520,256	—
Other noncurrent liabilities	136,791	67,102
Total liabilities	7,097,775	3,987,852
Common stock related to Employee Stock Ownership Plan (ESOP)	3,350,623	3,134,999
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 721,671 shares in 2019 and 715,445 shares in 2018	721,671	715,445
Additional paid-in capital	3,719,046	3,458,004
Retained earnings	12,081,295	10,840,654
Treasury stock at cost, 7,686 shares in 2019	(336,547)	—
Accumulated other comprehensive earnings (losses)	62,219	(55,762)
Common stock related to ESOP	(3,350,623)	(3,134,999)
Total stockholders’ equity	12,897,061	11,823,342
Noncontrolling interests	38,170	36,323
Total equity	16,285,854	14,994,664
	$23,383,629	18,982,516

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 29, 2019	June 30, 2018
Revenues:
Sales	$9,348,444	8,752,333
Other operating income	98,472	73,670
Total revenues	9,446,916	8,826,003
Costs and expenses:
Cost of merchandise sold	6,812,590	6,366,046
Operating and administrative expenses	1,954,888	1,817,165
Total costs and expenses	8,767,478	8,183,211
Operating profit	679,438	642,792
Investment income	145,142	108,315
Other nonoperating income, net	17,282	23,630
Earnings before income tax expense	841,862	774,737
Income tax expense	180,805	158,565
Net earnings	$661,057	616,172
Weighted average shares outstanding	716,529	730,873
Earnings per share	$0.92	0.84

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)
(Unaudited)

	Three Months Ended
	June 29, 2019	June 30, 2018
Net earnings	$661,057	616,172
Other comprehensive earnings:
Unrealized gain (loss) on debt securities net of income taxes of $19,817 and $(887) in 2019 and 2018, respectively.	58,130	(2,600)
Reclassification adjustment for net realized loss on debt securities net of income taxes of $13 and $145 in 2019 and 2018, respectively.	37	425
Adjustment to postretirement benefit obligation net of income taxes of $192 in 2018.	—	564
Comprehensive earnings	$719,224	614,561

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
Revenues:
Sales	$19,022,641	18,025,799
Other operating income	184,385	146,011
Total revenues	19,207,026	18,171,810
Costs and expenses:
Cost of merchandise sold	13,778,982	13,047,503
Operating and administrative expenses	3,892,031	3,647,558
Total costs and expenses	17,671,013	16,695,061
Operating profit	1,536,013	1,476,749
Investment income	512,329	112,453
Other nonoperating income, net	36,595	45,658
Earnings before income tax expense	2,084,937	1,634,860
Income tax expense	442,909	338,417
Net earnings	$1,642,028	1,296,443
Weighted average shares outstanding	716,277	732,534
Earnings per share	$2.29	1.77

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)
(Unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
Net earnings	$1,642,028	1,296,443
Other comprehensive earnings:
Unrealized gain (loss) on debt securities net of income taxes of $40,109 and $(9,062) in 2019 and 2018, respectively.	117,651	(26,581)
Reclassification adjustment for net realized loss on debt securities net of income taxes of $113 and $153 in 2019 and 2018, respectively.	330	447
Adjustment to postretirement benefit obligation net of income taxes of $385 in 2018.	—	1,129
Comprehensive earnings	$1,760,009	1,271,438

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)
(Unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Cash received from customers	$19,109,152	18,151,097
Cash paid to employees and suppliers	(16,671,028)	(15,831,134)
Income taxes paid	(265,296)	(531,571)
Self-insured claims paid	(184,324)	(184,068)
Dividends and interest received	101,159	93,307
Other operating cash receipts	182,159	143,692
Other operating cash payments	(9,858)	(7,862)
Net cash provided by operating activities	2,261,964	1,833,461
Cash flows from investing activities:
Payment for capital expenditures	(651,213)	(731,373)
Proceeds from sale of property, plant and equipment	3,360	7,990
Payment for investments	(1,662,396)	(1,138,033)
Proceeds from sale and maturity of investments	1,103,933	983,841
Net cash used in investing activities	(1,206,316)	(877,575)
Cash flows from financing activities:
Payment for acquisition of common stock	(590,708)	(750,771)
Proceeds from sale of common stock	153,478	154,275
Dividends paid	(401,387)	(359,252)
Repayment of long-term debt	(4,984)	(22,930)
Other, net	9,299	4,797
Net cash used in financing activities	(834,302)	(973,881)
Net increase (decrease) in cash and cash equivalents	221,346	(17,995)
Cash and cash equivalents at beginning of period	599,264	579,925
Cash and cash equivalents at end of period	$820,610	561,930

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)
(Unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,642,028	1,296,443
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	350,976	328,381
Increase in last-in, first out (LIFO) reserve	20,468	15,224
Retirement contributions paid or payable in common stock	200,329	179,757
Deferred income taxes	107,238	11,508
Loss on disposal and impairment of property, plant and equipment	2,794	4,987
Gain on investments	(423,599)	(52,300)
Net amortization of investments	23,252	35,801
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	1,466	41,474
Inventories	47,803	62,240
Other assets	21,055	(29,552)
Accounts payable and accrued expenses	210,727	158,441
Federal and state income taxes	59,815	(214,478)
Other liabilities	(2,388)	(4,465)
Total adjustments	619,936	537,018
Net cash provided by operating activities	$2,261,964	1,833,461

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
2019
Balances at December 29, 2018	$715,445	3,458,004	10,840,654	—	(55,762)	(3,134,999)	11,823,342
Comprehensive earnings	—	—	980,971	—	59,814	—	1,040,785
Dividends, $0.26 per share	—	—	(185,835)	—	—	—	(185,835)
Contribution of 8,587 shares to retirement plans	5,605	235,017	—	127,329	—	—	367,951
Acquisition of 7,802 shares from stockholders	—	—	—	(333,857)	—	—	(333,857)
Sale of 2,641 shares to stockholders	621	26,019	—	86,556	—	—	113,196
Change for ESOP related shares	—	—	—	—	—	(375,184)	(375,184)
Balances at March 30, 2019	721,671	3,719,040	11,635,790	(119,972)	4,052	(3,510,183)	12,450,398
Comprehensive earnings	—	—	661,057	—	58,167	—	719,224
Dividends, $0.30 per share	—	—	(215,552)	—	—	—	(215,552)
Acquisition of 5,790 shares from stockholders	—	—	—	(256,851)	—	—	(256,851)
Sale of 904 shares to stockholders	—	6	—	40,276	—	—	40,282
Change for ESOP related shares	—	—	—	—	—	159,560	159,560
Balances at June 29, 2019	$721,671	3,719,046	12,081,295	(336,547)	62,219	(3,350,623)	12,897,061

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
2018
Balances at December 30, 2017	$733,440	3,139,647	10,044,564	—	152,636	(3,053,138)	11,017,149
Comprehensive earnings	—	—	680,271	—	(23,394)	—	656,877
Dividends, $0.23 per share	—	—	(168,597)	—	—	—	(168,597)
Contribution of 8,440 shares to retirement plans	6,221	261,423	—	81,780	—	—	349,424
Acquisition of 10,714 shares from stockholders	—	—	—	(432,894)	—	—	(432,894)
Sale of 2,590 shares to stockholders	531	21,632	—	84,651	—	—	106,814
Change for ESOP related shares	—	—	—	—	—	(402,207)	(402,207)
Cumulative effect of net unrealized gain on equity securities reclassified to retained earnings	—	—	198,310	—	(198,310)	—	—
Balances at March 31, 2018	740,192	3,422,702	10,754,548	(266,463)	(69,068)	(3,455,345)	11,126,566
Comprehensive earnings	—	—	616,172	—	(1,611)	—	614,561
Dividends, $0.26 per share	—	—	(190,655)	—	—	—	(190,655)
Acquisition of 7,623 shares from stockholders	—	—	—	(317,877)	—	—	(317,877)
Sale of 1,139 shares to stockholders	1	6	—	47,454	—	—	47,461
Change for ESOP related shares	—	—	—	—	—	205,027	205,027
Balances at June 30, 2018	$740,193	3,422,708	11,180,065	(536,886)	(70,679)	(3,250,318)	11,485,083

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three and six months ended June 29, 2019 are not necessarily indicative of the results for the entire 2019 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018.
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
Following is a summary of fair value measurements for investments as of June 29, 2019 and December 29, 2018:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
June 29, 2019	$7,658,089	2,240,264	5,417,825	—
December 29, 2018	6,577,430	2,372,931	4,204,499	—

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)	Investments

(a)	Debt Securities
Following is a summary of debt securities as of June 29, 2019 and December 29, 2018:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
June 29, 2019
Tax exempt bonds	$1,019,864	1,746	1,359	1,020,251
Taxable bonds	3,809,977	89,836	6,654	3,893,159
Restricted investments	169,681	8,885	—	178,566
	$4,999,522	100,467	8,013	5,091,976
December 29, 2018
Tax exempt bonds	$1,256,673	184	12,759	1,244,098
Taxable bonds	2,527,468	1,737	55,085	2,474,120
Restricted investment	160,318	520	346	160,492
	$3,944,459	2,441	68,190	3,878,710
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.
The cost and fair value of debt securities by expected maturity as of June 29, 2019 and December 29, 2018 are as follows:

	June 29, 2019		December 29, 2018
	Cost	Fair Value	Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$444,036	443,636	563,272	560,992
Due after one year through five years	3,334,452	3,372,629	2,831,916	2,768,971
Due after five years through ten years	1,214,955	1,269,396	542,488	541,852
Due after ten years	6,079	6,315	6,783	6,895
	$4,999,522	5,091,976	3,944,459	3,878,710

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of temporarily impaired debt securities by the time period impaired as of June 29, 2019 and December 29, 2018:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
June 29, 2019
Tax exempt bonds	$—	—	702,766	1,359	702,766	1,359
Taxable bonds	31,196	136	997,595	6,518	1,028,791	6,654
	$31,196	136	1,700,361	7,877	1,731,557	8,013
December 29, 2018
Tax exempt bonds	$25,150	95	1,182,783	12,664	1,207,933	12,759
Taxable bonds	645,379	5,821	1,464,208	49,264	2,109,587	55,085
Restricted investment	28,687	346	—	—	28,687	346
	$699,216	6,262	2,646,991	61,928	3,346,207	68,190
There are 208 debt securities contributing to the total unrealized losses of $8,013,000 as of June 29, 2019. Unrealized losses related to debt securities are primarily due to increases in interest rates impacting the market value of certain bonds. The Company continues to receive scheduled principal and interest payments on these debt securities.

(b)	Equity Securities
In 2018, the Company adopted the Accounting Standards Update (ASU) requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). The fair value of equity securities was $2,566,113,000 and $2,698,720,000 as of June 29, 2019 and December 29, 2018, respectively.
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
Following is a summary of investment income for the three and six months ended June 29, 2019 and June 30, 2018:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(Amounts are in thousands)
Interest and dividend income	$46,714	31,061	88,730	60,153
Net realized gain on sale of investments	66,233	16,642	70,444	23,667
	112,947	47,703	159,174	83,820
Fair value adjustment, due to net unrealized gain, on equity securities held at end of period	4,969	76,829	319,317	51,047
Net loss (gain) on sale of equity securities previously recognized through fair value adjustment	27,226	(16,217)	33,838	(22,414)
	$145,142	108,315	512,329	112,453

(4)	Leases

(a)	Lessee
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
The Company included finance lease right-of-use assets of $134,541,000 in net property, plant and equipment and finance lease liabilities of $4,831,000 and $111,982,000 in other accrued expenses and other noncurrent liabilities, respectively, on the condensed consolidated balance sheet as of June 29, 2019.
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

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease expense for the three and six months ended June 29, 2019 was as follows:

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
	(Amounts are in thousands)
Operating lease expense	$106,808	217,473
Finance lease expense:
Amortization of right-of-use assets	2,396	4,336
Interest on lease liabilities	789	1,437
Variable lease expense	14,471	28,888
Sublease rental income	(650)	(1,543)
	$123,814	250,591
Supplemental cash flow information related to leases for the six months ended June 29, 2019 was as follows:

Six Months Ended
June 29, 2019
(Amounts are in thousands)
Operating cash flows from rent paid for operating lease liabilities	210,008
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	202,392
Finance leases	46,339
The weighted-average remaining lease term and weighted-average discount rate as of June 29, 2019 are as follows:

June 29, 2019
Weighted-average remaining lease term:
Operating leases	12 years
Finance leases	18 years
Weighted-average discount rate:
Operating leases	3.5%
Finance leases	4.0%

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities as of June 29, 2019 are as follows:

Year	Operating Leases	Finance Leases
	(Amounts are in thousands)
2019	$210,606	3,902
2020	409,915	31,596
2021	376,811	6,629
2022	341,069	6,629
2023	298,538	21,344
Thereafter	1,902,650	76,548
	3,539,589	146,648
Less: Imputed interest	(691,598)	(29,835)
	$2,847,991	116,813
As of June 29, 2019, the Company has lease agreements that have not yet commenced with fixed lease payments totaling $318,361,000. These leases will commence in future periods with terms ranging up to 20 years.

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
Total lease income for the three and six months ended June 29, 2019 was as follows:

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
	(Amounts are in thousands)
Lease income	$37,490	73,407
Variable lease income	11,325	21,200
	$48,815	94,607

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fixed lease payments to be received for all noncancelable operating leases as of June 29, 2019 are as follows:

Year
(Amounts are in thousands)
2019	$75,831
2020	132,931
2021	106,398
2022	80,482
2023	58,145
Thereafter	193,531
$647,318

(5)	Consolidation of Joint Ventures and Long-Term Debt
From time to time, the Company enters into a joint venture (JV), in the legal form of a limited liability company, with certain real estate developers to partner in the development of a shopping center with the Company as the anchor tenant. The Company consolidates certain of these JVs in which it has a controlling financial interest. As of June 29, 2019, the carrying amounts of the assets and liabilities of the consolidated JVs were $153,188,000 and $76,608,000, respectively. As of December 29, 2018, the carrying amounts of the assets and liabilities of the consolidated JVs were $144,197,000 and $71,342,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2019 and 2018 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during the six months ended June 29, 2019. The Company assumed loans totaling $9,936,000 during the six months ended June 30, 2018. Maturities of JV loans range from June 2020 through April 2027 and have variable interest rates based on a LIBOR index plus 175 to 250 basis points. Maturities of assumed shopping center loans range from December 2020 through January 2027 and have fixed interest rates ranging from 3.7% to 7.5%.

(6)	Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $307,535,000 and $288,580,000 as of June 29, 2019 and December 29, 2018, respectively. The cost of the shares held by the ESOP totaled $3,043,088,000 and $2,846,419,000 as of June 29, 2019 and December 29, 2018, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $3,350,623,000 and $3,134,999,000 as of June 29, 2019 and December 29, 2018, respectively. The fair value of the shares held by the ESOP totaled $8,350,697,000 and $8,061,399,000 as of June 29, 2019 and December 29, 2018, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Accumulated Other Comprehensive Earnings (Losses)
A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the three months ended June 29, 2019 and June 30, 2018 is as follows:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in thousands)
2019
Balances at March 30, 2019	$10,781	(6,729)	4,052
Unrealized gain on debt securities	58,130	—	58,130
Net realized loss on debt securities reclassified to investment income	37	—	37
Net other comprehensive earnings	58,167	—	58,167
Balances at June 29, 2019	$68,948	(6,729)	62,219

2018
Balances at March 31, 2018	$(54,212)	(14,856)	(69,068)
Unrealized loss on debt securities	(2,600)	—	(2,600)
Net realized loss on debt securities reclassified to investment income	425	—	425
Adjustment to postretirement benefit obligation	—	564	564
Net other comprehensive (losses) earnings	(2,175)	564	(1,611)
Balances at June 30, 2018	$(56,387)	(14,292)	(70,679)

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the six months ended June 29, 2019 and June 30, 2018 is as follows:

	Investments	Postretirement Benefits	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in thousands)
2019
Balances at December 29, 2018	$(49,033)	(6,729)	(55,762)
Unrealized gain on debt securities	117,651	—	117,651
Net realized loss on debt securities reclassified to investment income	330	—	330
Net other comprehensive earnings	117,981	—	117,981
Balances at June 29, 2019	$68,948	(6,729)	62,219

2018
Balances at December 30, 2017	$168,057	(15,421)	152,636
Unrealized loss on debt securities	(26,581)	—	(26,581)
Net realized loss on debt securities reclassified to investment income	447	—	447
Adjustment to postretirement benefit obligation	—	1,129	1,129
Net other comprehensive (losses) earnings	(26,134)	1,129	(25,005)
Cumulative effect of net unrealized gain on equity securities reclassified to retained earnings	(198,310)	—	(198,310)
Balances at June 30, 2018	$(56,387)	(14,292)	(70,679)

(8)	Subsequent Event
On July 1, 2019, the Company declared a quarterly dividend on its common stock of $0.30 per share or $214,100,000, payable August 1, 2019 to stockholders of record as of the close of business July 15, 2019.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is engaged in the retail food industry and as of June 29, 2019 operated 1,221 supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. For the six months ended June 29, 2019, 13 supermarkets were opened (including four replacement supermarkets) and 78 supermarkets were remodeled. Three supermarkets were closed during the period. The replacement supermarkets that opened during the six months ended June 29, 2019 replaced one supermarket closed during the same period and three supermarkets closed during a previous period. Two of the supermarkets closed in 2019 will be replaced on site in a subsequent period. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Results of Operations
Sales
Sales for the three months ended June 29, 2019 were $9.3 billion as compared with $8.8 billion for the three months ended June 30, 2018, an increase of $596.1 million or 6.8%. The increase in sales for the three months ended June 29, 2019 as compared with the three months ended June 30, 2018 was primarily due to new supermarket sales and a 4.8% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. The Company estimates the increase in sales for the three months ended June 29, 2019 as compared with the three months ended June 30, 2018 was $105 million or 1.2% higher due to the effect of the Easter holiday being in the second quarter in 2019 and in the first quarter in 2018. Comparable store sales for the three months ended June 29, 2019 increased primarily due to increased product costs and the effect of the Easter holiday being in the second quarter in 2019 and in the first quarter in 2018.
Sales for the six months ended June 29, 2019 were $19.0 billion as compared with $18.0 billion for the six months ended June 30, 2018, an increase of $996.8 million or 5.5%. The increase in sales for the six months ended June 29, 2019 as compared with the six months ended June 30, 2018 was primarily due to new supermarket sales and a 3.3% increase in comparable store sales. Comparable store sales for the six months ended June 29, 2019 increased primarily due to increased product costs.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.1% and 27.3% for the three months ended June 29, 2019 and June 30, 2018, respectively. Gross profit as a percentage of sales for the three months ended June 29, 2019 as compared with the three months ended June 30, 2018 remained relatively unchanged. Gross profit as a percentage of sales was 27.6% for the six months ended June 29, 2019 and June 30, 2018.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 20.9% and 20.8% for the three months ended June 29, 2019 and June 30, 2018, respectively. Operating and administrative expenses as a percentage of sales were 20.5% and 20.2% for the six months ended June 29, 2019 and June 30, 2018, respectively. The increase in operating and administrative expenses as a percentage of sales for the three and six months ended June 29, 2019 as compared with the three and six months ended June 30, 2018 was primarily due to an increase in payroll costs as a percentage of sales.
Operating profit
Operating profit as a percentage of sales was 7.3% for the three months ended June 29, 2019 and June 30, 2018. Operating profit as a percentage of sales was 8.1% and 8.2% for the six months ended June 29, 2019 and June 30, 2018, respectively. Operating profit as a percentage of sales for the six months ended June 29, 2019 as compared with the six months ended June 30, 2018 remained relatively unchanged.

Investment income
Investment income was $145.1 million and $108.3 million for the three months ended June 29, 2019 and June 30, 2018, respectively. The increase in investment income for the three months ended June 29, 2019 as compared with the three months ended June 30, 2018 was primarily due to increases in realized gains on the sale of equity securities and interest and dividend income partially offset by a decrease in net unrealized gains on equity securities. Excluding the impact of net unrealized gains on equity securities in 2019 and 2018, investment income would have been $112.9 million and $47.7 million for the three months ended June 29, 2019 and June 30, 2018, respectively.
Investment income was $512.3 million and $112.5 million for the six months ended June 29, 2019 and June 30, 2018, respectively. The increase in investment income for the six months ended June 29, 2019 as compared with the six months ended June 30, 2018 was primarily due to increases in net unrealized gains on equity securities, realized gains on the sale of equity securities and interest and dividend income. Excluding the impact of net unrealized gains on equity securities in 2019 and 2018, investment income would have been $159.2 million and $83.8 million for the six months ended June 29, 2019 and June 30, 2018, respectively.
Income tax expense
The effective income tax rate was 21.5% and 20.5% for the three months ended June 29, 2019 and June 30, 2018, respectively. The effective income tax rate was 21.2% and 20.7% for the six months ended June 29, 2019 and June 30, 2018, respectively. The increase in the effective income tax rate for the three and six months ended June 29, 2019 as compared with the three and six months ended June 30, 2018 was primarily due to the decreased impact of permanent deductions and credits due to the increase in earnings before income tax expense.
Net earnings
Net earnings were $661.1 million or $0.92 per share and $616.2 million or $0.84 per share for the three months ended June 29, 2019 and June 30, 2018, respectively. Net earnings as a percentage of sales were 7.1% and 7.0% for the three months ended June 29, 2019 and June 30, 2018, respectively. Net earnings as a percentage of sales for the three months ended June 29, 2019 as compared with the three months ended June 30, 2018 remained relatively unchanged. Net earnings and earnings per share for the three months ended June 29, 2019 and June 30, 2018 were impacted by net unrealized gains on equity securities. Excluding the impact of net unrealized gains on equity securities in 2019 and 2018, net earnings would have been $637.0 million or $0.89 per share and 6.8% as a percentage of sales for the three months ended June 29, 2019 and $571.0 million or $0.78 per share and 6.5% as a percentage of sales for the three months ended June 30, 2018. Excluding the impact of net unrealized gains on equity securities in 2019 and 2018, the increase in net earnings as a percentage of sales for the three months ended June 29, 2019 as compared with the three months ended June 30, 2018 was primarily due to increases in realized gains on the sale of equity securities and interest and dividend income.
Net earnings were $1,642.0 million or $2.29 per share and $1,296.4 million or $1.77 per share for the six months ended June 29, 2019 and June 30, 2018, respectively. Net earnings as a percentage of sales were 8.6% and 7.2% for the six months ended June 29, 2019 and June 30, 2018, respectively. The increase in net earnings as a percentage of sales for the six months ended June 29, 2019 as compared with the six months ended June 30, 2018 was primarily due to an increase in investment income. Net earnings and earnings per share for the six months ended June 29, 2019 and June 30, 2018 were impacted by net unrealized gains on equity securities. Excluding the impact of net unrealized gains on equity securities in 2019 and 2018, net earnings would have been $1,378.7 million or $1.92 per share and 7.2% as a percentage of sales for the six months ended June 29, 2019 and $1,275.1 million or $1.74 per share and 7.1% as a percentage of sales for the six months ended June 30, 2018.

Non-GAAP Financial Measures
In addition to reporting financial results for the three and six months ended June 29, 2019 and June 30, 2018 in accordance with GAAP, the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations. Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for the three and six months ended June 29, 2019 and June 30, 2018:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(amounts are in millions, except per share amounts)
Net earnings	$661.1	616.2	1,642.0	1,296.4
Fair value adjustment, due to net unrealized gain, on equity securities held at end of period	(5.0)	(76.8)	(319.3)	(51.0)
Net (loss) gain on sale of equity securities previously recognized through fair value adjustment	(27.2)	16.2	(33.8)	22.4
Income tax expense (1)	8.1	15.4	89.8	7.3
Net earnings excluding impact of fair value adjustment	$637.0	571.0	1,378.7	1,275.1
Weighted average shares outstanding	716.5	730.9	716.3	732.5
Earnings per share excluding impact of fair value adjustment	$0.89	0.78	1.92	1.74

(1)	Income tax expense is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $8,478.7 million as of June 29, 2019, as compared with $7,176.7 million as of December 29, 2018 and $7,190.8 million as of June 30, 2018. The increase from the second quarter of 2018 to the second quarter of 2019 was primarily due to net unrealized gains on equity securities and decreases in income taxes paid, capital expenditures and common stock repurchases.
Net cash provided by operating activities
Net cash provided by operating activities was $2,262.0 million and $1,833.5 million for the six months ended June 29, 2019 and June 30, 2018, respectively. The increase in net cash provided by operating activities for the six months ended June 29, 2019 as compared with the six months ended June 30, 2018 was primarily due to 2017 federal income tax payments extended to 2018 due to Hurricane Irma in 2017.
Net cash used in investing activities
Net cash used in investing activities was $1,206.3 million and $877.6 million for the six months ended June 29, 2019 and June 30, 2018, respectively. The primary use of net cash in investing activities for the six months ended June 29, 2019 was funding capital expenditures and net increases in investment securities. Capital expenditures for the six months ended June 29, 2019 totaled $651.2 million. These expenditures were incurred in connection with the opening of 13 supermarkets (including four replacement supermarkets) and remodeling 78 supermarkets. Expenditures were also incurred for supermarkets and remodels in progress, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. For the six months ended June 29, 2019, the payment for investments, net of the proceeds from the sale and maturity of investments, was $558.5 million.
Net cash used in financing activities
Net cash used in financing activities was $834.3 million and $973.9 million for the six months ended June 29, 2019 and June 30, 2018, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $437.2 million and $596.5 million for the six months ended June 29, 2019 and June 30, 2018, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $401.4 million or $0.56 per share and $359.3 million or $0.49 per share during the six months ended June 29, 2019 and June 30, 2018, respectively.
Capital expenditures projection
Capital expenditures for the remainder of 2019 are expected to be approximately $800 million, primarily consisting of new supermarkets, remodeling existing supermarkets, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
Cash requirements
In 2019, cash requirements for operations, capital expenditures, common stock repurchases and dividend payments are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

Forward-Looking Statements
From time to time, certain information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Forward-looking information includes statements about the future performance of the Company, which is based on management’s assumptions and beliefs in light of the information currently available to them. When used, the words “plan,” “estimate,” “project,” “intend,” “expect,” “believe,” “will” and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to, the following: competitive practices and pricing in the food and drug industries generally and particularly in the Company’s principal markets; results of programs to increase sales, including private label sales; results of programs to control or reduce costs; changes in buying, pricing and promotional practices; changes in shrink management; changes in the general economy; changes in consumer spending; changes in population, employment and job growth in the Company’s principal markets; and other factors affecting the Company’s business within or beyond the Company’s control. These factors include changes in the rate of inflation, changes in federal, state and local laws and regulations, adverse determinations with respect to litigation or other claims, ability to recruit and retain employees, increases in operating costs including, but not limited to, labor costs, credit card fees and utility costs, particularly electric rates, ability to construct new supermarkets or complete remodels as rapidly as planned and stability of product costs. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Except as may be required by applicable law, the Company assumes no obligation to publicly update these forward-looking statements.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended December 29, 2018.
Item 4.    Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended June 29, 2019 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2019 through May 4, 2019	2,153	$43.70	N/A	N/A
May 5, 2019 through June 1, 2019	2,309	44.75	N/A	N/A
June 2, 2019 through June 29, 2019	1,328	44.75	N/A	N/A
Total	5,790	$44.36	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended June 29, 2019 required to be disclosed in the last two columns of the table.
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
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 29, 2019 is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date:	August 1, 2019	/s/ Merriann M. Metz
Merriann M. Metz, Secretary

Date:	August 1, 2019	/s/ David P. Phillips
David P. Phillips, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)