Form 10-Q
period 2019-09-28
PUBLIX SUPER MARKETS INC
filed 2019-11-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
Commission File Number: 000-00981

PUBLIX SUPER MARKETS, INC.
(Exact name of Registrant as specified in its charter)

Florida	59-0324412
(State of incorporation)	(I.R.S. Employer Identification No.)

3300 Publix Corporate Parkway Lakeland, Florida	33811
(Address of principal executive offices)	(Zip Code)
(863) 688-1188
(Registrant’s telephone number, including area code)
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
Yes                 No    X
The number of shares of the Registrant’s common stock outstanding as of October 15, 2019 was 710,518,000.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)
(Unaudited)

	September 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,294,010	599,264
Short-term investments	453,132	560,992
Trade receivables	700,836	682,981
Inventories	1,760,688	1,848,735
Prepaid expenses	98,527	122,224
Total current assets	4,307,193	3,814,196
Long-term investments	7,145,508	6,016,438
Other noncurrent assets	458,207	515,265
Operating lease right-of-use assets	2,909,462	—
Property, plant and equipment	15,058,784	14,174,564
Accumulated depreciation	(5,949,761)	(5,537,947)
Net property, plant and equipment	9,109,023	8,636,617
	$23,929,393	18,982,516
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,815,800	1,864,604
Accrued expenses:
Contributions to retirement plans	467,665	540,760
Self-insurance reserves	153,719	145,241
Salaries and wages	291,702	132,916
Other	564,356	321,080
Current portion of long-term debt	26,354	4,954
Current portion of operating lease liabilities	332,648	—
Total current liabilities	3,652,244	3,009,555
Deferred income taxes	588,319	420,757
Self-insurance reserves	225,324	222,419
Accrued postretirement benefit cost	105,487	105,308
Long-term debt	145,300	162,711
Operating lease liabilities	2,562,160	—
Other noncurrent liabilities	127,010	67,102
Total liabilities	7,405,844	3,987,852
Common stock related to Employee Stock Ownership Plan (ESOP)	3,284,701	3,134,999
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 722,126 shares in 2019 and 715,445 shares in 2018	722,126	715,445
Additional paid-in capital	3,738,659	3,458,004
Retained earnings	12,441,159	10,840,654
Treasury stock at cost, 11,391 shares in 2019	(500,296)	—
Accumulated other comprehensive earnings (losses)	83,911	(55,762)
Common stock related to ESOP	(3,284,701)	(3,134,999)
Total stockholders’ equity	13,200,858	11,823,342
Noncontrolling interests	37,990	36,323
Total equity	16,523,549	14,994,664
	$23,929,393	18,982,516

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 28, 2019	September 29, 2018
Revenues:
Sales	$9,343,380	8,788,762
Other operating income	74,553	69,339
Total revenues	9,417,933	8,858,101
Costs and expenses:
Cost of merchandise sold	6,840,075	6,436,041
Operating and administrative expenses	1,965,828	1,838,908
Total costs and expenses	8,805,903	8,274,949
Operating profit	612,030	583,152
Investment income	70,049	230,234
Other nonoperating income, net	20,241	19,051
Earnings before income tax expense	702,320	832,437
Income tax expense	128,294	154,693
Net earnings	$574,026	677,744
Weighted average shares outstanding	712,605	723,236
Earnings per share	$0.81	0.94

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)
(Unaudited)

	Three Months Ended
	September 28, 2019	September 29, 2018
Net earnings	$574,026	677,744
Other comprehensive earnings:
Unrealized gain (loss) on debt securities net of income taxes of $6,776 and $(708) in 2019 and 2018, respectively.	22,131	(2,076)
Reclassification adjustment for net realized gain on debt securities net of income taxes of $(149) and $(62) in 2019 and 2018, respectively.	(439)	(181)
Adjustment to postretirement benefit obligation net of income taxes of $192 in 2018.	—	564
Comprehensive earnings	$595,718	676,051

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Revenues:
Sales	$28,366,021	26,814,561
Other operating income	258,938	215,350
Total revenues	28,624,959	27,029,911
Costs and expenses:
Cost of merchandise sold	20,619,057	19,483,545
Operating and administrative expenses	5,857,859	5,486,465
Total costs and expenses	26,476,916	24,970,010
Operating profit	2,148,043	2,059,901
Investment income	582,378	342,687
Other nonoperating income, net	56,836	64,709
Earnings before income tax expense	2,787,257	2,467,297
Income tax expense	571,203	493,110
Net earnings	$2,216,054	1,974,187
Weighted average shares outstanding	715,053	729,434
Earnings per share	$3.10	2.71

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)
(Unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Net earnings	$2,216,054	1,974,187
Other comprehensive earnings:
Unrealized gain (loss) on debt securities net of income taxes of $46,885 and $(9,770) in 2019 and 2018, respectively.	139,782	(28,657)
Reclassification adjustment for net realized (gain) loss on debt securities net of income taxes of $(36) and $91 in 2019 and 2018, respectively.	(109)	266
Adjustment to postretirement benefit obligation net of income taxes of $577 in 2018.	—	1,693
Comprehensive earnings	$2,355,727	1,947,489

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)
(Unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Cash received from customers	$28,478,388	26,976,556
Cash paid to employees and suppliers	(25,061,839)	(23,613,609)
Income taxes paid	(361,130)	(548,092)
Self-insured claims paid	(288,782)	(292,064)
Dividends and interest received	159,812	140,673
Other operating cash receipts	255,608	211,856
Other operating cash payments	(15,069)	(12,329)
Net cash provided by operating activities	3,166,988	2,862,991
Cash flows from investing activities:
Payment for capital expenditures	(885,386)	(1,098,845)
Proceeds from sale of property, plant and equipment	7,561	9,408
Payment for investments	(2,214,737)	(1,941,469)
Proceeds from sale and maturity of investments	1,813,477	1,752,100
Net cash used in investing activities	(1,279,085)	(1,278,806)
Cash flows from financing activities:
Payment for acquisition of common stock	(814,306)	(1,192,046)
Proceeds from sale of common stock	233,395	228,032
Dividends paid	(615,549)	(547,693)
Repayment of long-term debt	(7,427)	(42,253)
Other, net	10,730	6,133
Net cash used in financing activities	(1,193,157)	(1,547,827)
Net increase in cash and cash equivalents	694,746	36,358
Cash and cash equivalents at beginning of period	599,264	579,925
Cash and cash equivalents at end of period	$1,294,010	616,283

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)
(Unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,216,054	1,974,187
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	534,747	501,098
Increase in last-in, first out (LIFO) reserve	30,788	22,926
Retirement contributions paid or payable in common stock	295,407	273,950
Deferred income taxes	120,713	47,828
Loss on disposal and impairment of property, plant and equipment	5,775	10,612
Gain on investments	(446,852)	(249,808)
Net amortization of investments	33,102	50,357
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(18,633)	21,566
Inventories	57,259	100,983
Other assets	47,293	64,758
Accounts payable and accrued expenses	264,323	262,581
Federal and state income taxes	27,863	(217,775)
Other liabilities	(851)	(272)
Total adjustments	950,934	888,804
Net cash provided by operating activities	$3,166,988	2,862,991

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
2019
Balances at December 29, 2018	$715,445	3,458,004	10,840,654	—	(55,762)	(3,134,999)	11,823,342
Comprehensive earnings	—	—	980,971	—	59,814	—	1,040,785
Dividends, $0.26 per share	—	—	(185,835)	—	—	—	(185,835)
Contribution of 8,587 shares to retirement plans	5,605	235,017	—	127,329	—	—	367,951
Acquisition of 7,802 shares from stockholders	—	—	—	(333,857)	—	—	(333,857)
Sale of 2,641 shares to stockholders	621	26,019	—	86,556	—	—	113,196
Change for ESOP related shares	—	—	—	—	—	(375,184)	(375,184)
Balances at March 30, 2019	721,671	3,719,040	11,635,790	(119,972)	4,052	(3,510,183)	12,450,398
Comprehensive earnings	—	—	661,057	—	58,167	—	719,224
Dividends, $0.30 per share	—	—	(215,552)	—	—	—	(215,552)
Acquisition of 5,790 shares from stockholders	—	—	—	(256,851)	—	—	(256,851)
Sale of 904 shares to stockholders	—	6	—	40,276	—	—	40,282
Change for ESOP related shares	—	—	—	—	—	159,560	159,560
Balances at June 29, 2019	721,671	3,719,046	12,081,295	(336,547)	62,219	(3,350,623)	12,897,061
Comprehensive earnings	—	—	574,026	—	21,692	—	595,718
Dividends, $0.30 per share	—	—	(214,162)	—	—	—	(214,162)
Acquisition of 5,061 shares from stockholders	—	—	—	(223,598)	—	—	(223,598)
Sale of 1,811 shares to stockholders	455	19,613	—	59,849	—	—	79,917
Change for ESOP related shares	—	—	—	—	—	65,922	65,922
Balances at September 28, 2019	$722,126	3,738,659	12,441,159	(500,296)	83,911	(3,284,701)	13,200,858

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
2018
Balances at December 30, 2017	$733,440	3,139,647	10,044,564	—	152,636	(3,053,138)	11,017,149
Comprehensive earnings	—	—	680,271	—	(23,394)	—	656,877
Dividends, $0.23 per share	—	—	(168,597)	—	—	—	(168,597)
Contribution of 8,440 shares to retirement plans	6,221	261,423	—	81,780	—	—	349,424
Acquisition of 10,714 shares from stockholders	—	—	—	(432,894)	—	—	(432,894)
Sale of 2,590 shares to stockholders	531	21,632	—	84,651	—	—	106,814
Change for ESOP related shares	—	—	—	—	—	(402,207)	(402,207)
Cumulative effect of net unrealized gain on equity securities reclassified to retained earnings	—	—	198,310	—	(198,310)	—	—
Balances at March 31, 2018	740,192	3,422,702	10,754,548	(266,463)	(69,068)	(3,455,345)	11,126,566
Comprehensive earnings	—	—	616,172	—	(1,611)	—	614,561
Dividends, $0.26 per share	—	—	(190,655)	—	—	—	(190,655)
Acquisition of 7,623 shares from stockholders	—	—	—	(317,877)	—	—	(317,877)
Sale of 1,139 shares to stockholders	1	6	—	47,454	—	—	47,461
Change for ESOP related shares	—	—	—	—	—	205,027	205,027
Balances at June 30, 2018	740,193	3,422,708	11,180,065	(536,886)	(70,679)	(3,250,318)	11,485,083
Comprehensive earnings	—	—	677,744	—	(1,693)	—	676,051
Dividends, $0.26 per share	—	—	(188,441)	—	—	—	(188,441)
Acquisition of 10,424 shares from stockholders	—	—	—	(441,275)	—	—	(441,275)
Sale of 1,735 shares to stockholders	402	16,704	—	56,651	—	—	73,757
Change for ESOP related shares	—	—	—	—	—	61,821	61,821
Balances at September 29, 2018	$740,595	3,439,412	11,669,368	(921,510)	(72,372)	(3,188,497)	11,666,996

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three and nine months ended September 28, 2019 are not necessarily indicative of the results for the entire 2019 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018.
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
Following is a summary of fair value measurements for investments as of September 28, 2019 and December 29, 2018:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
September 28, 2019	$7,598,640	1,844,244	5,754,396	—
December 29, 2018	6,577,430	2,372,931	4,204,499	—

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)	Investments

(a)	Debt Securities
Following is a summary of debt securities as of September 28, 2019 and December 29, 2018:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
September 28, 2019
Tax exempt bonds	$893,665	1,930	889	894,706
Taxable bonds	4,244,287	113,021	3,369	4,353,939
Restricted investments	169,832	10,080	—	179,912
	$5,307,784	125,031	4,258	5,428,557
December 29, 2018
Tax exempt bonds	$1,256,673	184	12,759	1,244,098
Taxable bonds	2,527,468	1,737	55,085	2,474,120
Restricted investment	160,318	520	346	160,492
	$3,944,459	2,441	68,190	3,878,710
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.
The cost and fair value of debt securities by expected maturity as of September 28, 2019 and December 29, 2018 are as follows:

	September 28, 2019		December 29, 2018
	Cost	Fair Value	Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$453,132	453,132	563,272	560,992
Due after one year through five years	3,556,932	3,610,463	2,831,916	2,768,971
Due after five years through ten years	1,292,049	1,359,068	542,488	541,852
Due after ten years	5,671	5,894	6,783	6,895
	$5,307,784	5,428,557	3,944,459	3,878,710

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of temporarily impaired debt securities by the time period impaired as of September 28, 2019 and December 29, 2018:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
September 28, 2019
Tax exempt bonds	$383,034	501	171,681	388	554,715	889
Taxable bonds	420,027	1,297	518,304	2,072	938,331	3,369
	$803,061	1,798	689,985	2,460	1,493,046	4,258
December 29, 2018
Tax exempt bonds	$25,150	95	1,182,783	12,664	1,207,933	12,759
Taxable bonds	645,379	5,821	1,464,208	49,264	2,109,587	55,085
Restricted investment	28,687	346	—	—	28,687	346
	$699,216	6,262	2,646,991	61,928	3,346,207	68,190
There are 169 debt securities contributing to the total unrealized losses of $4,258,000 as of September 28, 2019. Unrealized losses related to debt securities are primarily due to increases in interest rates that occurred since the debt securities were purchased. The Company continues to receive scheduled principal and interest payments on these debt securities.

(b)	Equity Securities
In 2018, the Company adopted the Accounting Standards Update (ASU) requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). The fair value of equity securities was $2,170,083,000 and $2,698,720,000 as of September 28, 2019 and December 29, 2018, respectively.
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
In the following table, net realized gain on the sale of investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. The net realized gain on the sale of investments excludes the net gain or loss on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately.
Following is a summary of investment income for the three and nine months ended September 28, 2019 and September 29, 2018:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(Amounts are in thousands)
Interest and dividend income	$46,796	32,726	135,526	92,879
Net realized gain on sale of investments	33,798	69,251	104,242	92,918
	80,594	101,977	239,768	185,797
Fair value adjustment, due to net unrealized (loss) gain, on equity securities held at end of period	(26,936)	166,267	292,381	217,314
Net loss (gain) on sale of equity securities previously recognized through fair value adjustment	16,391	(38,010)	50,229	(60,424)
	$70,049	230,234	582,378	342,687

(4)	Leases

(a)	Lessee
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
The Company included finance lease right-of-use assets of $149,309,000 in net property, plant and equipment and finance lease liabilities of $29,410,000 and $102,247,000 in other accrued expenses and other noncurrent liabilities, respectively, on the condensed consolidated balance sheet as of September 28, 2019.
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

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease expense for the three and nine months ended September 28, 2019 was as follows:

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
	(Amounts are in thousands)
Operating lease expense	$107,262	324,735
Finance lease expense:
Amortization of right-of-use assets	1,686	6,022
Interest on lease liabilities	752	2,189
Variable lease expense	15,189	44,077
Sublease rental income	(660)	(2,203)
	$124,229	374,820
Supplemental cash flow information related to leases for the nine months ended September 28, 2019 was as follows:

Nine Months Ended
September 28, 2019
(Amounts are in thousands)
Operating cash flows from rent paid for operating lease liabilities	$315,418
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	331,274
Finance leases	61,672
The weighted-average remaining lease term and weighted-average discount rate as of September 28, 2019 are as follows:

September 28, 2019
Weighted-average remaining lease term:
Operating leases	12 years
Finance leases	18 years
Weighted-average discount rate:
Operating leases	3.5%
Finance leases	3.9%

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities as of September 28, 2019 are as follows:

Year	Operating Leases	Finance Leases
	(Amounts are in thousands)
2019	$106,457	2,130
2020	423,548	32,749
2021	394,701	7,781
2022	358,936	7,781
2023	316,511	22,497
Thereafter	1,997,096	94,752
	3,597,249	167,690
Less: Imputed interest	(702,441)	(36,033)
	$2,894,808	131,657
As of September 28, 2019, the Company has lease agreements that have not yet commenced with fixed lease payments totaling $309,611,000. These leases will commence in future periods with terms ranging up to 20 years.

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
Total lease income for the three and nine months ended September 28, 2019 was as follows:

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
	(Amounts are in thousands)
Lease income	$37,924	111,331
Variable lease income	11,155	32,355
	$49,079	143,686

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fixed lease payments to be received for all noncancelable operating leases as of September 28, 2019 are as follows:

Year
(Amounts are in thousands)
2019	$39,407
2020	139,491
2021	113,695
2022	87,697
2023	64,394
Thereafter	201,943
$646,627

(5)	Consolidation of Joint Ventures and Long-Term Debt
From time to time, the Company enters into a joint venture (JV), in the legal form of a limited liability company, with certain real estate developers to partner in the development of a shopping center with the Company as the anchor tenant. The Company consolidates certain of these JVs in which it has a controlling financial interest. As of September 28, 2019, the carrying amounts of the assets and liabilities of the consolidated JVs were $154,123,000 and $77,897,000, respectively. As of December 29, 2018, the carrying amounts of the assets and liabilities of the consolidated JVs were $144,197,000 and $71,342,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2019 and 2018 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during the nine months ended September 28, 2019. The Company assumed loans totaling $9,936,000 during the nine months ended September 29, 2018. Maturities of JV loans range from June 2020 through April 2027 and have variable interest rates based on a LIBOR index plus 175 to 250 basis points. Maturities of assumed shopping center loans range from December 2020 through January 2027 and have fixed interest rates ranging from 3.7% to 7.5%.

(6)	Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $283,179,000 and $288,580,000 as of September 28, 2019 and December 29, 2018, respectively. The cost of the shares held by the ESOP totaled $3,001,522,000 and $2,846,419,000 as of September 28, 2019 and December 29, 2018, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $3,284,701,000 and $3,134,999,000 as of September 28, 2019 and December 29, 2018, respectively. The fair value of the shares held by the ESOP totaled $8,121,725,000 and $8,061,399,000 as of September 28, 2019 and December 29, 2018, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Accumulated Other Comprehensive Earnings (Losses)
A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the three months ended September 28, 2019 and September 29, 2018 is as follows:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in thousands)
2019
Balances at June 29, 2019	$68,948	(6,729)	62,219
Unrealized gain on debt securities	22,131	—	22,131
Net realized gain on debt securities reclassified to investment income	(439)	—	(439)
Net other comprehensive earnings	21,692	—	21,692
Balances at September 28, 2019	$90,640	(6,729)	83,911

2018
Balances at June 30, 2018	$(56,387)	(14,292)	(70,679)
Unrealized loss on debt securities	(2,076)	—	(2,076)
Net realized gain on debt securities reclassified to investment income	(181)	—	(181)
Adjustment to postretirement benefit obligation	—	564	564
Net other comprehensive (losses) earnings	(2,257)	564	(1,693)
Balances at September 29, 2018	$(58,644)	(13,728)	(72,372)

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the nine months ended September 28, 2019 and September 29, 2018 is as follows:

	Investments	Postretirement Benefits	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in thousands)
2019
Balances at December 29, 2018	$(49,033)	(6,729)	(55,762)
Unrealized gain on debt securities	139,782	—	139,782
Net realized gain on debt securities reclassified to investment income	(109)	—	(109)
Net other comprehensive earnings	139,673	—	139,673
Balances at September 28, 2019	$90,640	(6,729)	83,911

2018
Balances at December 30, 2017	$168,057	(15,421)	152,636
Unrealized loss on debt securities	(28,657)	—	(28,657)
Net realized loss on debt securities reclassified to investment income	266	—	266
Adjustment to postretirement benefit obligation	—	1,693	1,693
Net other comprehensive (losses) earnings	(28,391)	1,693	(26,698)
Cumulative effect of net unrealized gain on equity securities reclassified to retained earnings	(198,310)	—	(198,310)
Balances at September 29, 2018	$(58,644)	(13,728)	(72,372)

(8)	Subsequent Event
On October 1, 2019, the Company declared a quarterly dividend on its common stock of $0.30 per share or $213,200,000, payable November 1, 2019 to stockholders of record as of the close of business October 15, 2019.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is engaged in the retail food industry and as of September 28, 2019 operated 1,228 supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. For the nine months ended September 28, 2019, 22 supermarkets were opened (including four replacement supermarkets) and 120 supermarkets were remodeled. Five supermarkets were closed during the period. The replacement supermarkets that opened during the nine months ended September 28, 2019 replaced one supermarket closed during the same period and three supermarkets closed during a previous period. The remaining supermarkets closed in 2019 will be replaced on site in a subsequent period. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Results of Operations
Sales
Sales for the three months ended September 28, 2019 were $9.3 billion as compared with $8.8 billion for the three months ended September 29, 2018, an increase of $554.6 million or 6.3%. The increase in sales for the three months ended September 28, 2019 as compared with the three months ended September 29, 2018 was primarily due to new supermarket sales and a 4.3% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. The Company estimates that its sales for the three months ended September 28, 2019 increased $80 million or 0.9% due to the impact of Hurricane Dorian. Comparable store sales for the three months ended September 28, 2019 increased primarily due to increased product costs and the impact of the hurricane.
Sales for the nine months ended September 28, 2019 were $28.4 billion as compared with $26.8 billion for the nine months ended September 29, 2018, an increase of $1,551.5 million or 5.8%. The increase in sales for the nine months ended September 28, 2019 as compared with the nine months ended September 29, 2018 was primarily due to new supermarket sales and a 3.7% increase in comparable store sales. Comparable store sales for the nine months ended September 28, 2019 increased primarily due to increased product costs.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 26.8% for the three months ended September 28, 2019 and September 29, 2018. Gross profit as a percentage of sales was 27.3% for the nine months ended September 28, 2019 and September 29, 2018.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 21.0% and 20.9% for the three months ended September 28, 2019 and September 29, 2018, respectively. Operating and administrative expenses as a percentage of sales were 20.7% and 20.5% for the nine months ended September 28, 2019 and September 29, 2018, respectively. The increase in operating and administrative expenses as a percentage of sales for the three and nine months ended September 28, 2019 as compared with the three and nine months ended September 29, 2018 was primarily due to an increase in payroll costs as a percentage of sales.
Operating profit
Operating profit as a percentage of sales was 6.6% for the three months ended September 28, 2019 and September 29, 2018. Operating profit as a percentage of sales was 7.6% and 7.7% for the nine months ended September 28, 2019 and September 29, 2018, respectively. Operating profit as a percentage of sales for the nine months ended September 28, 2019 as compared with the nine months ended September 29, 2018 remained relatively unchanged.

Investment income
Investment income was $70.0 million and $230.2 million for the three months ended September 28, 2019 and September 29, 2018, respectively. The decrease in investment income for the three months ended September 28, 2019 as compared with the three months ended September 29, 2018 was primarily due to net unrealized losses on equity securities in 2019 and net unrealized gains on equity securities in 2018 and a decrease in realized gains on the sale of equity securities. Excluding the impact of net unrealized losses on equity securities in 2019 and net unrealized gains on equity securities in 2018, investment income would have been $80.6 million and $102.0 million for the three months ended September 28, 2019 and September 29, 2018, respectively.
Investment income was $582.4 million and $342.7 million for the nine months ended September 28, 2019 and September 29, 2018, respectively. The increase in investment income for the nine months ended September 28, 2019 as compared with the nine months ended September 29, 2018 was primarily due to increases in net unrealized gains on equity securities and realized gains on the sale of equity securities. Excluding the impact of net unrealized gains on equity securities in 2019 and 2018, investment income would have been $239.8 million and $185.8 million for the nine months ended September 28, 2019 and September 29, 2018, respectively.
Income tax expense
The effective income tax rate was 18.3% and 18.6% for the three months ended September 28, 2019 and September 29, 2018, respectively. The decrease in the effective income tax rate for the three months ended September 28, 2019 as compared with the three months ended September 29, 2018 was primarily due to the impact of net unrealized losses on equity securities in 2019 compared with net unrealized gains on equity securities in 2018. The effective income tax rate was 20.5% and 20.0% for the nine months ended September 28, 2019 and September 29, 2018, respectively. The increase in the effective income tax rate for the nine months ended September 28, 2019 as compared with the nine months ended September 29, 2018 was primarily due to the increase in net unrealized gains on equity securities.
Net earnings
Net earnings were $574.0 million or $0.81 per share and $677.7 million or $0.94 per share for the three months ended September 28, 2019 and September 29, 2018, respectively. Net earnings as a percentage of sales were 6.1% and 7.7% for the three months ended September 28, 2019 and September 29, 2018, respectively. The decrease in net earnings as a percentage of sales for the three months ended September 28, 2019 as compared with the three months ended September 29, 2018 was primarily due to a decrease in investment income. Net earnings and earnings per share for the three months ended September 28, 2019 and September 29, 2018 were impacted by net unrealized gains and losses on equity securities. Excluding the impact of net unrealized losses on equity securities in 2019 and net unrealized gains on equity securities in 2018, net earnings would have been $580.3 million or $0.81 per share and 6.2% as a percentage of sales for the three months ended September 28, 2019 and $582.0 million or $0.80 per share and 6.6% as a percentage of sales for the three months ended September 29, 2018. Excluding the impact of net unrealized losses on equity securities in 2019 and net unrealized gains on equity securities in 2018, the decrease in net earnings as a percentage of sales for the three months ended September 28, 2019 as compared with the three months ended September 29, 2018 was primarily due to a decrease in realized gains on the sale of equity securities.
Net earnings were $2,216.1 million or $3.10 per share and $1,974.2 million or $2.71 per share for the nine months ended September 28, 2019 and September 29, 2018, respectively. Net earnings as a percentage of sales were 7.8% and 7.4% for the nine months ended September 28, 2019 and September 29, 2018, respectively. The increase in net earnings as a percentage of sales for the nine months ended September 28, 2019 as compared with the nine months ended September 29, 2018 was primarily due to an increase in investment income. Net earnings and earnings per share for the nine months ended September 28, 2019 and September 29, 2018 were impacted by net unrealized gains on equity securities. Excluding the impact of net unrealized gains on equity securities in 2019 and 2018, net earnings would have been $1,959.0 million or $2.74 per share and 6.9% as a percentage of sales for the nine months ended September 28, 2019 and $1,857.2 million or $2.55 per share and 6.9% as a percentage of sales for the nine months ended September 29, 2018.

Non-GAAP Financial Measures
In addition to reporting financial results for the three and nine months ended September 28, 2019 and September 29, 2018 in accordance with GAAP, the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations. Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for the three and nine months ended September 28, 2019 and September 29, 2018:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(amounts are in millions, except per share amounts)
Net earnings	$574.0	677.7	2,216.1	1,974.2
Fair value adjustment, due to net unrealized loss (gain), on equity securities held at end of period	26.9	(166.3)	(292.4)	(217.3)
Net (loss) gain on sale of equity securities previously recognized through fair value adjustment	(16.4)	38.0	(50.2)	60.4
Income tax (benefit) expense (1)	(4.2)	32.6	85.5	39.9
Net earnings excluding impact of fair value adjustment	$580.3	582.0	1,959.0	1,857.2
Weighted average shares outstanding	712.6	723.2	715.1	729.4
Earnings per share excluding impact of fair value adjustment	$0.81	0.80	2.74	2.55

(1)	Income tax (benefit) expense is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $8,892.7 million as of September 28, 2019, as compared with $7,176.7 million as of December 29, 2018 and $7,469.8 million as of September 29, 2018. The increase from the third quarter of 2018 to the third quarter of 2019 was primarily due to net unrealized gains on investment securities and decreases in income taxes paid, capital expenditures and common stock repurchases.
Net cash provided by operating activities
Net cash provided by operating activities was $3,167.0 million and $2,863.0 million for the nine months ended September 28, 2019 and September 29, 2018, respectively. The increase in net cash provided by operating activities for the nine months ended September 28, 2019 as compared with the nine months ended September 29, 2018 was primarily due to 2017 federal income tax payments extended to 2018 due to Hurricane Irma in 2017.
Net cash used in investing activities
Net cash used in investing activities was $1,279.1 million and $1,278.8 million for the nine months ended September 28, 2019 and September 29, 2018, respectively. The primary use of net cash in investing activities for the nine months ended September 28, 2019 was funding capital expenditures and net increases in investment securities. Capital expenditures for the nine months ended September 28, 2019 totaled $885.4 million. These expenditures were incurred in connection with the opening of 22 supermarkets (including four replacement supermarkets) and the remodeling of 120 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. For the nine months ended September 28, 2019, the payment for investments, net of the proceeds from the sale and maturity of investments, was $401.3 million.
Net cash used in financing activities
Net cash used in financing activities was $1,193.2 million and $1,547.8 million for the nine months ended September 28, 2019 and September 29, 2018, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $580.9 million and $964.0 million for the nine months ended September 28, 2019 and September 29, 2018, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $615.5 million or $0.86 per share and $547.7 million or $0.75 per share during the nine months ended September 28, 2019 and September 29, 2018, respectively.
Capital expenditures projection
Capital expenditures for the remainder of 2019 are expected to be approximately $350 million, primarily related to new supermarkets, remodeling existing supermarkets, new or enhanced information technology hardware and applications and the acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
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
Item 4.    Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended September 28, 2019 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 30, 2019 through August 3, 2019	1,784	$44.33	N/A	N/A
August 4, 2019 through August 31, 2019	2,208	44.10	N/A	N/A
September 1, 2019 through September 28, 2019	1,069	44.10	N/A	N/A
Total	5,061	$44.18	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended September 28, 2019 required to be disclosed in the last two columns of the table.
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
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 28, 2019 is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date:	November 1, 2019	/s/ Merriann M. Metz
Merriann M. Metz, Secretary

Date:	November 1, 2019	/s/ David P. Phillips
David P. Phillips, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)