Form 10-K
period 2019-12-28
PUBLIX SUPER MARKETS INC
filed 2020-03-02
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
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
Yes               No    X
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $17,909,696,000 as of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter.
The number of shares of the Registrant’s common stock outstanding as of February 4, 2020 was 705,063,000.
Documents Incorporated By Reference
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Proxy Statement solicited for the 2020 Annual Meeting of Stockholders to be held on April 14, 2020.

PART I
Item 1. Business
Publix Super Markets, Inc. and its wholly owned subsidiaries (Company) are in the business of operating retail food supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. The Company was founded in 1930 and later merged into another corporation that was originally incorporated in 1921. The Company has no other significant lines of business or industry segments.
Merchandising and manufacturing
The Company sells grocery (including dairy, produce, floral, deli, bakery, meat and seafood), health and beauty care, general merchandise, pharmacy and other products and services. The Company’s lines of merchandise include a variety of nationally advertised and private label brands as well as unbranded products such as produce, meat and seafood. The Company receives the food and nonfood products it distributes from many sources. These products are delivered to the supermarkets through Company distribution centers or directly from the suppliers and are generally available in sufficient quantities to enable the Company to satisfy its customers. The Company believes that its sources of supply of these products and raw materials used in manufacturing are adequate for its needs and that it is not dependent upon a single supplier or relatively few suppliers. Approximately 76% of the total cost of products purchased is delivered to the supermarkets through the Company’s distribution centers. Private label items are produced in the Company’s dairy, bakery and deli manufacturing facilities or are manufactured for the Company by suppliers. The Company has experienced no significant changes in the kinds of products sold or in its methods of distribution since the beginning of the fiscal year.
Store operations
The Company operated 1,239 supermarkets at the end of 2019, compared with 1,211 at the beginning of the year. In 2019, 35 supermarkets were opened (including five replacement supermarkets) and 177 supermarkets were remodeled. Seven supermarkets were closed during the period. The replacement supermarkets that opened in 2019 replaced one supermarket closed in 2019 and four supermarkets closed in a previous period. Five of the supermarkets closed in 2019 will be replaced on site in subsequent periods and one supermarket will not be replaced. New supermarkets added 1.4 million square feet in 2019, an increase of 2.3%. At the end of 2019, the Company had 805 supermarkets located in Florida, 187 in Georgia, 77 in Alabama, 64 in South Carolina, 46 in Tennessee, 45 in North Carolina and 15 in Virginia. Also, at the end of 2019, the Company had 15 supermarkets under construction in Florida, four in Georgia, two in Alabama, two in North Carolina and two in Virginia.
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
Working capital
The Company’s working capital at the end of 2019 consisted of $3,927.6 million in current assets and $3,700.7 million in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flows from operating activities presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.
Seasonality
The historical influx of winter residents to Florida and increased purchases of products during the traditional Thanksgiving, Christmas and Easter holidays typically result in seasonal sales increases from November to April of each year.
Employees
The Company had 207,000 employees at the end of 2019. The Company considers its employee relations to be good.
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
The Company’s results of operations are sensitive to changes in general economic conditions that impact consumer spending. Adverse economic conditions, including high unemployment, home foreclosures and weakness in the housing market, declines in the stock market and the instability of the credit markets, could cause a reduction in consumer spending. While there has been a trend toward lower unemployment and fuel prices in recent periods which has contributed to a better economic climate, there is uncertainty about the continued strength of the economy. If the economy weakens, or if fuel prices increase, consumers may reduce their spending. Other conditions that could reduce consumer spending include increases in tax, interest and inflation rates, increases in energy costs, increases in health care costs, the impact of natural disasters or acts of terrorism, and other factors. Reductions in the level of consumer spending could cause customers to purchase lower margin items or shift spending to lower priced competitors, which could adversely affect the Company’s financial condition and results of operations.
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
The Company receives, retains and transmits confidential information about its customers, employees and suppliers and entrusts certain of that information to third party service providers. The Company depends upon the secure transmission of confidential information, including customer payments, over external networks. Additionally, the use of individually identifiable data by the Company and its third party service providers is subject to federal, state and local laws and regulations. Although the Company has continuously invested in its information technology systems and implemented policies and procedures to protect its confidential information, there is no assurance that the Company will successfully defend against an intrusion into or compromise of the Company’s information technology systems or those of its third party service providers. An intrusion into or compromise of the Company’s information technology systems, or those of its third party service providers, that results in customer, employee or supplier information being obtained by unauthorized persons could adversely affect the Company’s reputation with existing and potential customers, employees and others. Such an intrusion or compromise could require expending significant resources related to remediation, lead to legal proceedings and regulatory actions, result in a disruption of operations and adversely affect the Company’s financial condition and results of operations.
Disruptions in information technology systems could adversely affect the Company.
The Company is dependent on complex information technology systems to operate its business, enhance customer service, improve the efficiency of its supply chain and increase employee efficiency. Certain of these information technology systems are hosted by third party service providers. The Company’s information technology systems, as well as those of the Company’s third party service providers, are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, malicious service disruptions, catastrophic events and user errors. Significant disruptions in the information technology systems of the Company or its third party service providers could adversely affect the Company’s financial condition and results of operations.
Changes in the insurance market or factors affecting insured and self-insured claims could adversely affect the Company.
The Company uses self-insurance and third party insurance to mitigate the risk of potential liability related to employee benefits, workers’ compensation, general liability, property losses, fleet liability and directors and officers liability. The Company is self-insured for health care claims and certain property, plant and equipment losses. The Company’s insured claims experience or changes in the insurance market could impact the Company’s ability to maintain its third party insurance or obtain comparable insurance on commercially reasonable terms. The Company’s inability to maintain or obtain insurance, the frequency or severity of claims, litigation trends, benefit level changes or catastrophic events involving property, plant and equipment losses could adversely affect the Company’s financial condition and results of operations.
Product liability claims, product recalls and the resulting unfavorable publicity could adversely affect the Company.
The distribution and sale of grocery, drug and other products purchased from suppliers or manufactured by the Company entails an inherent risk of product liability claims, product recalls and the resulting adverse publicity. Such products may contain contaminants and may be inadvertently sold by the Company. These contaminants may, in certain cases, result in illness, injury or death if processing at the consumer level, if applicable, does not eliminate the contaminants. Sale of contaminated products, even if inadvertent, may be a violation of law and may lead to a product recall and/or an increased risk of exposure to product liability claims asserted against the Company. If a product liability claim is successful, the Company’s third party insurance may not be adequate to pay all product liability claims, and the Company may not be able to maintain such insurance or obtain comparable insurance on commercially reasonable terms. If the Company does not have adequate insurance or contractual indemnification available, product liability claims could have an adverse effect on the Company’s financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the adverse publicity surrounding any assertion that the Company’s products caused illness or injury could have an adverse effect on the Company’s reputation with existing and potential customers and on the Company’s financial condition and results of operations.

Unfavorable changes in, failure to comply with or increased costs of complying with environmental laws and regulations could adversely affect the Company.
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
Unfavorable changes in, failure to comply with or increased costs of complying with laws and regulations could adversely affect the Company.
In addition to environmental laws and regulations, the Company is subject to federal, state and local laws and regulations relating to, among other things, product labeling and safety, zoning, land use, workplace safety, public health, accessibility and restrictions on the sale of various products, including alcoholic beverages, tobacco and drugs. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions, disabled access and work permit requirements. Increased costs of complying with existing, new or changes in laws and regulations could adversely affect the Company’s financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
At year end, the Company operated 58.4 million square feet of supermarket space. The Company’s supermarkets vary in size. Current supermarket prototypes range from 20,000 to 61,000 square feet. Supermarkets are often located in shopping centers where the Company is the anchor tenant. The majority of the Company’s supermarkets are leased. Initial lease terms are typically 20 years followed by five year renewal options. Both the building and land are owned at 351 locations. The building is owned while the land is leased at 74 other locations.
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
Because there is no trading of the Company’s common stock on an established securities market, the market price of the Company’s common stock is determined by its Board of Directors. As part of the process to determine the market price, an independent valuation is obtained. The process includes comparing the Company’s financial results to those of comparable companies that are publicly traded (comparable publicly traded companies). The purpose of the process is to determine a value for the Company’s common stock that is comparable to the stock value of comparable publicly traded companies by considering both the results of the stock market and the relative financial results of comparable publicly traded companies. The market prices for the Company’s common stock for 2019 and 2018 were as follows:

	2019	2018
January - February	$42.70	36.85
March - April	42.85	41.40
May - July	44.75	41.75
August - October	44.10	42.55
November - December	47.10	42.70

(b)	Approximate Number of Equity Security Holders
As of February 4, 2020, the approximate number of holders of record of the Company’s common stock was 194,000.

(c)	Dividends
The Company paid quarterly dividends per share on its common stock in 2019 and 2018 as follows:

Quarter	2019	2018
First	$0.26	0.23
Second	0.30	0.26
Third	0.30	0.26
Fourth	0.30	0.26
	$1.16	1.01
Payment of dividends is within the discretion of the Board of Directors and depends on, among other factors, net earnings, capital requirements and the financial condition of the Company. However, the Company intends to continue to pay comparable dividends to stockholders in the future.

(d)	Purchases of Equity Securities by the Issuer
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended December 28, 2019 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 29, 2019 through November 2, 2019	486	$44.22	N/A	N/A
November 3, 2019 through November 30, 2019	4,166	47.10	N/A	N/A
December 1, 2019 through December 28, 2019	1,201	47.10	N/A	N/A
Total	5,853	$46.86	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended December 28, 2019 required to be disclosed in the last two columns of the table.

(e)	Performance Graph
The following performance graph sets forth the Company’s cumulative total stockholder return during the five years ended December 28, 2019, compared to the cumulative total return on the S&P 500 Index and a custom Peer Group Index including retail food supermarket companies.(1) The Peer Group Index is weighted based on the various companies’ market capitalization. The comparison assumes $100 was invested at the end of 2014 in the Company’s common stock and in each of the related indices and assumes reinvestment of dividends.
The Company’s common stock is valued as of the end of each fiscal quarter. After the end of a quarter, however, shares continue to be traded at the prior valuation until the new valuation is received. The cumulative total return for the companies represented in the S&P 500 Index and the custom Peer Group Index is based on those companies’ trading price as of the Company’s fiscal year end. The following performance graph is based on the Company’s trading price at fiscal year end based on its market price as of the prior fiscal quarter. For comparative purposes, a performance graph based on the Company’s fiscal year end valuation (market price as of March 1, 2020) is provided in the 2020 Proxy Statement. Past stock performance shown below is no guarantee of future performance.
Comparison of Five-Year Cumulative Return Based Upon Fiscal Year End Trading Price

	2014	2015	2016	2017	2018	2019
Publix	$100.00	125.99	123.53	116.10	137.85	156.00
S&P 500	100.00	100.77	111.92	136.35	129.26	171.88
Peer Group (1)	100.00	130.63	121.47	111.84	124.17	132.76

___________________________

(1)
Companies included in the Peer Group are Ahold Delhaize, Kroger and Weis Markets. Ahold and Delhaize Group merged into Ahold Delhaize in 2016. The Peer Group includes Ahold Delhaize for 2016 - 2019 and Ahold and Delhaize Group in 2015.

Item 6. Selected Financial Data

	2019	2018	2017	2016 (1)	2015
	(Amounts are in thousands, except per share amounts, ratios and number of supermarkets)
Sales:
Sales	$38,116,402	36,093,907	34,558,286	33,999,921	32,362,579
Percent change	5.6%	4.4%	1.6%	5.1%	5.9%
Comparable store sales percent change	3.6%	2.1%	1.7%	1.9%	4.2%
Earnings:
Gross profit (2)	$10,375,933	9,782,516	9,428,569	9,265,616	8,902,969
Earnings before income tax expense	$3,785,986	2,920,968	3,027,506	2,940,376	2,869,261
Net earnings	$3,005,395	2,381,167	2,291,894 (3)	2,025,688	1,965,048
Net earnings as a percent of sales	7.9%	6.6%	6.6% (3)	6.0%	6.1%
Common stock:
Weighted average shares outstanding	713,535	726,407	753,483	769,267	774,428
Earnings per share	$4.21	3.28	3.04 (3)	2.63	2.54
Dividends per share	$1.16	1.01	0.9125	0.8675	0.79
Financial data:
Capital expenditures	$1,141,118	1,350,089	1,429,059	1,443,827	1,235,648
Working capital	$ 226,886 (4)	804,641	942,607	1,574,464	1,411,744
Current ratio	1.06 (4)	1.27	1.30	1.53	1.49
Total assets	$24,507,120 (4)	18,982,516	18,183,506	17,386,458	16,359,278
Long-term obligations (including current portion)	$ 3,244,572 (4)	167,665	193,074	250,584	236,446
Common stock related to ESOP	$3,259,230	3,134,999	3,053,138	3,068,097	2,953,878
Total equity	$16,901,344	14,994,664	14,108,619	13,497,437	12,431,262
Supermarkets	1,239	1,211	1,167	1,136	1,114

Non-GAAP Financial Measures: (5)
Net earnings excluding impact of fair value adjustment	$2,615,572	2,517,493	N/A	N/A	N/A
Net earnings as a percent of sales excluding impact of fair value adjustment	6.9%	7.0%	N/A	N/A	N/A
Earnings per share excluding impact of fair value adjustment	$3.67	3.47	N/A	N/A	N/A

___________________________

(1)	Fiscal year 2016 includes 53 weeks. All other years include 52 weeks.

(2)	Gross profit represents sales less cost of merchandise sold as reported in the consolidated statements of earnings.

(3)
During 2017, the Company recorded the remeasurement of deferred income taxes due to the Tax Cuts and Jobs Act of 2017 (Tax Act). Excluding the impact of the Tax Act, net earnings would have been $2,067,699,000 or $2.74 per share and 6.0% as a percent of sales.

(4)
In 2019, the Company adopted the Accounting Standards Update requiring the lease rights and obligations arising from existing and new lease agreements be recognized as assets and liabilities on the balance sheet.

(5)
In addition to reporting financial results in accordance with U.S. generally accepted accounting principles (GAAP), the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). For a more detailed description of these measures, refer to Non-GAAP Financial Measures in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. The Company has no other significant lines of business or industry segments. As of December 28, 2019, the Company operated 1,239 supermarkets including 805 located in Florida, 187 in Georgia, 77 in Alabama, 64 in South Carolina, 46 in Tennessee, 45 in North Carolina and 15 in Virginia. In 2019, 35 supermarkets were opened (including five replacement supermarkets) and 177 supermarkets were remodeled. During 2019, the Company opened 14 supermarkets in Florida, six in Alabama, five in South Carolina, four in North Carolina, three in Virginia, two in Tennessee and one in Georgia. Seven supermarkets were closed during the period. The replacement supermarkets that opened in 2019 replaced one supermarket closed in 2019 and four supermarkets closed in a previous period. Five of the supermarkets closed in 2019 will be replaced on site in subsequent periods and one supermarket will not be replaced. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
The Company’s revenues are earned as merchandise is sold to customers. Income is earned by selling merchandise at price levels that produce sales in excess of the cost of merchandise sold and operating and administrative expenses. The Company has generally been able to increase revenues and net earnings from year to year. Further, the Company has been able to meet its cash requirements from internally generated funds without the need for debt financing. The Company’s year end cash balances are impacted by its operating results as well as by capital expenditures, investment transactions, common stock repurchases and dividend payments.
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
Results of Operations
The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2019, 2018 and 2017 include 52 weeks.
Sales
Sales for 2019 were $38.1 billion as compared with $36.1 billion in 2018, an increase of $2,022.5 million or 5.6%. The increase in sales for 2019 as compared with 2018 was primarily due to new supermarket sales and a 3.6% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months. Comparable store sales for 2019 increased primarily due to increased product costs.
Sales for 2018 were $36.1 billion as compared with $34.6 billion in 2017, an increase of $1,535.6 million or 4.4%. The increase in sales for 2018 as compared with 2017 was primarily due to new supermarket sales and a 2.1% increase in comparable store sales. The Company estimates the increase in sales for 2018 as compared with 2017 was $250 million or 0.8% lower due to the impact of Hurricane Irma in 2017. Excluding the impact of the hurricane, sales for 2018 would have increased 5.2% and comparable store sales would have increased 2.9%. Comparable store sales for 2018 increased primarily due to increased product costs, partially offset by the impact of the hurricane.

Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.2%, 27.1% and 27.3% in 2019, 2018 and 2017, respectively. Excluding the last-in, first-out (LIFO) reserve effect of $39.9 million, $24.2 million and $23.0 million in 2019, 2018 and 2017, respectively, gross profit as a percentage of sales would have been 27.3%, 27.2% and 27.3% in 2019, 2018 and 2017, respectively. After excluding the LIFO reserve effect, gross profit as a percentage of sales for 2019, 2018 and 2017 remained relatively unchanged.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 20.6%, 20.3% and 20.2% in 2019, 2018 and 2017, respectively. The increase in operating and administrative expenses as a percentage of sales for 2019 as compared with 2018 was primarily due to an increase in payroll costs as a percentage of sales. The increase in operating and administrative expenses as a percentage of sales for 2018 as compared with 2017 was primarily due to an increase in payroll costs as a percentage of sales, partially offset by a decrease in facility costs as a percentage of sales.
Operating profit
Operating profit as a percentage of sales was 7.6% in 2019 and 2018 and 7.9% in 2017. The decrease in operating profit as a percentage of sales for 2018 as compared with 2017 was primarily due to the decrease in gross profit as a percentage of sales and the increase in operating and administrative expenses as a percentage of sales.
Investment income
Investment income was $814.4 million, $56.7 million and $226.6 million in 2019, 2018 and 2017, respectively. Investment income for 2019 and 2018 was impacted by equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings. The increase in investment income for 2019 as compared with 2018 was primarily due to net unrealized gains on equity securities in 2019 compared with net unrealized losses on equity securities in 2018 and an increase in interest and dividend income. The decrease in investment income for 2018 as compared with 2017 was primarily due to net unrealized losses on equity securities. Excluding the impact of net unrealized gains on equity securities in 2019 and net unrealized losses on equity securities in 2018, investment income would have been $291.7 million and $239.5 million for 2019 and 2018, respectively.
Income tax expense
The effective income tax rate was 20.6%, 18.5% and 24.3% in 2019, 2018 and 2017, respectively. The increase in the effective income tax rate for 2019 as compared with 2018 was primarily due to the impact of net unrealized gains on equity securities in 2019 compared with net unrealized losses on equity securities in 2018 and a decrease in investment related tax credits.
The Tax Cuts and Jobs Act of 2017 (Tax Act), signed into law on December 22, 2017, made significant changes to the Internal Revenue Code. These changes included, among others, a decrease in the federal statutory income tax rate from 35% to 21% beginning in 2018. The decrease in the effective income tax rate for 2018 as compared with 2017 was primarily due to a $330.9 million decrease in income tax expense in 2018 due to the reduction of the federal statutory income tax rate, partially offset by a $224.2 million decrease in income tax expense in 2017 due to the remeasurement of deferred income taxes related to the Tax Act.
Net earnings
Net earnings were $3,005.4 million or $4.21 per share, $2,381.2 million or $3.28 per share and $2,291.9 million or $3.04 per share in 2019, 2018 and 2017, respectively. Net earnings as a percentage of sales were 7.9% in 2019 and 6.6% in 2018 and 2017.
The increase in net earnings as a percentage of sales for 2019 as compared with 2018 was primarily due to an increase in investment income. Net earnings and earnings per share for 2019 and 2018 were impacted by net unrealized gains and losses on equity securities. Excluding the impact of net unrealized gains on equity securities in 2019 and net unrealized losses on equity securities in 2018, net earnings would have been $2,615.6 million or $3.67 per share and 6.9% as a percentage of sales for 2019 and $2,517.5 million or $3.47 per share and 7.0% as a percentage of sales for 2018.

Non-GAAP Financial Measures
In addition to reporting financial results for 2019 and 2018 in accordance with U.S. generally accepted accounting principles (GAAP), the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations. Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for 2019 and 2018:

	2019	2018
	(amounts are in millions, except per share amounts)
Net earnings	$3,005.4	2,381.2
Fair value adjustment, due to net unrealized (gain) loss, on equity securities held at end of year	(472.5)	107.5
Net (loss) gain on sale of equity securities previously recognized through fair value adjustment	(50.2)	75.3
Income tax expense (benefit) (1)	132.9	(46.5)
Net earnings excluding impact of fair value adjustment	$2,615.6	2,517.5
Weighted average shares outstanding	713.5	726.4
Earnings per share excluding impact of fair value adjustment	$3.67	3.47

(1)	Income tax expense (benefit) is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $9,189.8 million as of December 28, 2019, as compared with $7,176.7 million as of December 29, 2018. The increase was primarily due to net unrealized gains on investment securities and decreases in income taxes paid, capital expenditures and common stock repurchases.
Net cash provided by operating activities
Net cash provided by operating activities was $4,024.4 million, $3,631.9 million and $3,580.3 million in 2019, 2018 and 2017, respectively. The increase in net cash provided by operating activities for 2019 as compared with 2018 was primarily due to 2017 federal income tax payments extended to 2018 due to Hurricane Irma in 2017. The increase in net cash provided by operating activities for 2018 as compared with 2017 was primarily due to the increase in net earnings and the timing of payments for merchandise, partially offset by 2017 federal income tax payments extended to 2018 due to the hurricane.
Net cash used in investing activities
Net cash used in investing activities was $2,257.0 million, $1,742.8 million and $1,236.1 million in 2019, 2018 and 2017, respectively. The primary use of net cash in investing activities for 2019 was funding capital expenditures and net increases in investment securities. Capital expenditures for 2019 totaled $1,141.1 million. These expenditures were incurred in connection with the opening of 35 supermarkets (including five replacement supermarkets) and the remodeling of 177 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, new or enhanced information technology hardware and software and the acquisition of shopping centers with the Company as the anchor tenant. In 2019, the payment for investments, net of the proceeds from the sale and maturity of investments, was $1,124.5 million. The primary use of net cash in investing activities for 2018 was funding capital expenditures and net increases in investment securities. Capital expenditures for 2018 totaled $1,350.1 million. These expenditures were incurred in connection with the opening of 51 supermarkets (including eight replacement supermarkets) and the remodeling of 146 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, new or enhanced information technology hardware and software and the acquisition of shopping centers with the Company as the anchor tenant. In 2018, the payment for investments, net of the proceeds from the sale and maturity of investments, was $436.5 million.
Net cash used in financing activities
Net cash used in financing activities was $1,603.3 million, $1,869.8 million and $2,202.6 million in 2019, 2018 and 2017, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $776.6 million, $1,097.9 million and $1,468.6 million in 2019, 2018 and 2017, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the ESPP, Directors Plan, 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $828.7 million or $1.16 per share, $734.5 million or $1.01 per share and $689.7 million or $0.9125 per share in 2019, 2018 and 2017, respectively.
Capital expenditures projection
Capital expenditures for 2020 are expected to be approximately $1,600 million, primarily related to new supermarkets, remodeling existing supermarkets, new or enhanced information technology hardware and software and the acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
Cash requirements
In 2020, the cash requirements for operations, capital expenditures, common stock repurchases and dividend payments are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

Contractual Obligations
Following is a summary of contractual obligations as of December 28, 2019:

	Payments Due by Period
	Total	2020	2021- 2022	2023- 2024	There- after
	(Amounts are in thousands)
Contractual obligations:
Operating leases (1)	$3,665,752	430,983	774,530	607,408	1,852,831
Finance leases (1)	170,359	33,068	16,202	29,949	91,140
Purchase obligations (2)(3)(4)	2,535,511	1,305,571	360,831	197,664	671,445
Other long-term liabilities:
Self-insurance reserves (5)	375,809	149,082	107,600	42,340	76,787
Accrued postretirement benefit cost	126,117	6,102	12,750	13,406	93,859
Long-term debt (6)	171,689	39,692	60,511	40,986	30,500
Other	113,851	97,299	831	621	15,100
Total	$7,159,088	2,061,797	1,333,255	932,374	2,831,662
Off-Balance Sheet Arrangements
The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations or cash flows.

____________________________

(1)	For a more detailed description of the operating and finance lease obligations, refer to Note 4 Leases in the Notes to Consolidated Financial Statements.

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

(3)	As of December 28, 2019, the Company had outstanding $4.1 million in trade letters of credit and $5.4 million in standby letters of credit to support certain of these purchase obligations.

(4)
Purchase obligations include $964.6 million in real estate taxes, insurance and maintenance commitments related to operating and finance leases. The actual amounts to be paid may be variable and have been estimated based on current costs. Purchase obligations also include $282.3 million in lease agreements that have not yet commenced.

(5)	As of December 28, 2019, the Company maintained restricted investments in the amount of $180.1 million primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves.

(6)	For a more detailed description of the long-term debt obligations, refer to Note 5 Consolidation of Joint Ventures and Long-Term Debt in the Notes to Consolidated Financial Statements.

Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) requiring companies to change the methodology used to measure credit losses on financial instruments. The ASU is effective for reporting periods beginning after December 15, 2019.  The Company does not expect the adoption of the ASU to have a material effect on the Company’s financial condition or results of operations. The adoption of the ASU will have no effect on the Company’s cash flows.
In February 2016, the FASB issued an ASU requiring the lease rights and obligations arising from existing and new lease agreements be recognized as assets and liabilities on the balance sheet. The ASU is effective for reporting periods beginning after December 15, 2018. In 2019, the Company adopted the ASU on a modified retrospective basis and elected the transitional provisions eliminating the requirement to restate reporting periods prior to the date of adoption. The Company also elected to not reassess the original conclusions reached regarding lease identification, lease classification and initial direct costs for leases entered into prior to the adoption of the ASU. As of December 30, 2018, the Company recognized its operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheet. The adoption of the ASU did not have a material effect on the Company’s results of operations and had no effect on the Company’s cash flows.
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
Equity securities are subject to equity price risk that results from fluctuations in quoted market prices as of the balance sheet date. Market price fluctuations may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Due to equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings, fluctuations in quoted market prices for equity securities will impact earnings. A decrease of 10% in the value of the Company’s equity securities would result in an unrealized loss of approximately $240 million recognized in earnings, but would not impact cash flows.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule
Page
Report of Independent Registered Public Accounting Firm	17

Consolidated Financial Statements:

Consolidated Balance Sheets – December 28, 2019 and December 29, 2018	18

Consolidated Statements of Earnings – Years ended December 28, 2019, December 29, 2018 and December 30, 2017	20

Consolidated Statements of Comprehensive Earnings – Years ended December 28, 2019, December 29, 2018 and December 30, 2017	21

Consolidated Statements of Cash Flows – Years ended December 28, 2019, December 29, 2018 and December 30, 2017	22

Consolidated Statements of Stockholders’ Equity – Years ended December 28, 2019, December 29, 2018 and December 30, 2017	24

Notes to Consolidated Financial Statements	25

The following consolidated financial statement schedule of the Company for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 is submitted herewith:

Schedule II – Valuation and Qualifying Accounts	40

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Publix Super Markets, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries (Company) as of December 28, 2019 and December 29, 2018, the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended December 28, 2019, and the related notes and the financial statement schedule listed in the accompanying index (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 1(h) to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 30, 2018 due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
Tampa, Florida
March 2, 2020

PUBLIX SUPER MARKETS, INC.
Consolidated Balance Sheets
December 28, 2019 and
December 29, 2018

	2019	2018
ASSETS	(Amounts are in thousands)
Current assets:
Cash and cash equivalents	$763,382	599,264
Short-term investments	438,105	560,992
Trade receivables	737,093	682,981
Inventories	1,913,310	1,848,735
Prepaid expenses	75,710	122,224
Total current assets	3,927,600	3,814,196
Long-term investments	7,988,280	6,016,438
Other noncurrent assets	441,938	515,265
Operating lease right-of-use assets	2,964,780	—
Property, plant and equipment:
Land	1,984,400	1,850,718
Buildings and improvements	5,948,039	5,535,538
Furniture, fixtures and equipment	5,477,534	5,114,698
Leasehold improvements	1,660,164	1,564,243
Construction in progress	152,272	109,367
	15,222,409	14,174,564
Accumulated depreciation	(6,037,887)	(5,537,947)
Net property, plant and equipment	9,184,522	8,636,617
	$24,507,120	18,982,516

See accompanying notes to consolidated financial statements.

	2019	2018
LIABILITIES AND EQUITY	(Amounts are in thousands, except par value)
Current liabilities:
Accounts payable	$1,984,761	1,864,604
Accrued expenses:
Contributions to retirement plans	581,699	540,760
Self-insurance reserves	149,082	145,241
Salaries and wages	148,662	132,916
Other	461,427	321,080
Current portion of long-term debt	39,692	4,954
Current portion of operating lease liabilities	335,391	—
Total current liabilities	3,700,714	3,009,555
Deferred income taxes	682,484	420,757
Self-insurance reserves	226,727	222,419
Accrued postretirement benefit cost	120,015	105,308
Long-term debt	131,997	162,711
Operating lease liabilities	2,603,206	—
Other noncurrent liabilities	140,633	67,102
Total liabilities	7,605,776	3,987,852
Common stock related to Employee Stock Ownership Plan (ESOP)	3,259,230	3,134,999
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued and outstanding 706,552 shares in 2019 and 715,445 shares in 2018	706,552	715,445
Additional paid-in capital	3,758,066	3,458,004
Retained earnings	12,317,478	10,840,654
Accumulated other comprehensive earnings (losses)	81,289	(55,762)
Common stock related to ESOP	(3,259,230)	(3,134,999)
Total stockholders’ equity	13,604,155	11,823,342
Noncontrolling interests	37,959	36,323
Total equity	16,901,344	14,994,664
Commitments and contingencies	—	—
	$24,507,120	18,982,516

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Earnings
Years ended December 28, 2019, December 29, 2018
and December 30, 2017

	2019	2018	2017
	(Amounts are in thousands, except per share amounts)
Revenues:
Sales	$38,116,402	36,093,907	34,558,286
Other operating income	346,351	301,811	278,552
Total revenues	38,462,753	36,395,718	34,836,838
Costs and expenses:
Cost of merchandise sold	27,740,469	26,311,391	25,129,717
Operating and administrative expenses	7,833,035	7,339,924	6,974,297
Total costs and expenses	35,573,504	33,651,315	32,104,014
Operating profit	2,889,249	2,744,403	2,732,824
Investment income	814,372	56,699	226,626
Other nonoperating income, net	82,365	119,866	68,056
Earnings before income tax expense	3,785,986	2,920,968	3,027,506
Income tax expense	780,591	539,801	735,612
Net earnings	$3,005,395	2,381,167	2,291,894
Weighted average shares outstanding	713,535	726,407	753,483
Earnings per share	$4.21	3.28	3.04

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Comprehensive Earnings
Years ended December 28, 2019, December 29, 2018
and December 30, 2017

	2019	2018	2017
	(Amounts are in thousands)
Net earnings	$3,005,395	2,381,167	2,291,894
Other comprehensive earnings:
Unrealized gain (loss) on debt securities net of income taxes of $50,504 and $(6,521) in 2019 and 2018, respectively. Unrealized gain on debt and equity securities net of income taxes of $110,818 in 2017.	148,141	(19,126)	175,978
Reclassification adjustment for net realized (gain) loss on debt securities net of income taxes of $(205) and $118 in 2019 and 2018, respectively. Reclassification adjustment for net realized (gain) on debt and equity securities net of income taxes of $(42,088) in 2017.	(602)	346	(66,836)
Adjustment to postretirement benefit obligation net of income taxes of $(3,576), $2,963 and $(4,406) in 2019, 2018 and 2017, respectively.	(10,488)	8,692	(6,997)
Comprehensive earnings	$3,142,446	2,371,079	2,394,039

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Cash Flows
Years ended December 28, 2019, December 29, 2018
and December 30, 2017

	2019	2018	2017
	(Amounts are in thousands)
Cash flows from operating activities:
Cash received from customers	$38,269,943	36,296,870	34,729,287
Cash paid to employees and suppliers	(34,017,408)	(32,177,582)	(30,821,593)
Income taxes paid	(373,172)	(563,983)	(478,457)
Self-insured claims paid	(394,495)	(395,457)	(344,905)
Dividends and interest received	217,574	192,528	241,773
Other operating cash receipts	341,929	297,098	273,435
Other operating cash payments	(19,940)	(17,548)	(19,259)
Net cash provided by operating activities	4,024,431	3,631,926	3,580,281
Cash flows from investing activities:
Payment for capital expenditures	(1,141,118)	(1,350,089)	(1,429,059)
Proceeds from sale of property, plant and equipment	8,609	43,834	6,300
Payment for investments	(3,237,807)	(2,778,691)	(3,069,417)
Proceeds from sale and maturity of investments	2,113,287	2,342,162	3,256,077
Net cash used in investing activities	(2,257,029)	(1,742,784)	(1,236,099)
Cash flows from financing activities:
Payment for acquisition of common stock	(1,088,570)	(1,405,872)	(1,751,864)
Proceeds from sale of common stock	311,950	307,933	283,222
Dividends paid	(828,733)	(734,510)	(689,660)
Repayment of long-term debt	(11,061)	(43,593)	(75,325)
Other, net	13,130	6,239	31,051
Net cash used in financing activities	(1,603,284)	(1,869,803)	(2,202,576)
Net increase in cash and cash equivalents	164,118	19,339	141,606
Cash and cash equivalents at beginning of year	599,264	579,925	438,319
Cash and cash equivalents at end of year	$763,382	599,264	579,925

See accompanying notes to consolidated financial statements.

	2019	2018	2017
	(Amounts are in thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$3,005,395	2,381,167	2,291,894
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	716,669	677,154	664,009
Increase in last-in, first out (LIFO) reserve	39,939	24,170	23,028
Retirement contributions paid or payable in common stock	409,614	373,350	353,659
Deferred income taxes	215,004	63,245	(99,856)
Loss (gain) on disposal and impairment of property, plant and equipment	11,036	(13,185)	15,231
(Gain) loss on investments	(627,624)	73,254	(108,924)
Net amortization of investments	42,753	63,654	109,240
Change in operating assets and liabilities providing (requiring) cash:
Trade receivables	(54,890)	(10,790)	43,870
Inventories	(104,514)	3,614	(177,155)
Other assets	136,796	199,930	82,089
Accounts payable and accrued expenses	181,154	112,383	151,186
Federal and state income taxes	40,548	(313,989)	241,686
Other liabilities	12,551	(2,031)	(9,676)
Total adjustments	1,019,036	1,250,759	1,288,387
Net cash provided by operating activities	$4,024,431	3,631,926	3,580,281

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Stockholders’ Equity
Years ended December 28, 2019, December 29, 2018
and December 30, 2017

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
	(Amounts are in thousands, except per share amounts)
Balances at December 31, 2016	$763,198	2,849,947	9,836,696	—	23,427	(3,068,097)	10,405,171
Comprehensive earnings	—	—	2,291,894	—	102,145	—	2,394,039
Dividends, $0.9125 per share	—	—	(689,660)	—	—	—	(689,660)
Contribution of 8,833 shares to retirement plans	6,540	262,684	—	92,058	—	—	361,282
Acquisition of 45,952 shares from stockholders	—	—	—	(1,751,864)	—	—	(1,751,864)
Sale of 7,361 shares to stockholders	677	27,016	—	255,529	—	—	283,222
Retirement of 36,975 shares	(36,975)	—	(1,367,302)	1,404,277	—	—	—
Change for ESOP related shares	—	—	—	—	—	14,959	14,959
Remeasurement of deferred income taxes reclassified to retained earnings	—	—	(27,064)	—	27,064	—	—
Balances at December 30, 2017	733,440	3,139,647	10,044,564	—	152,636	(3,053,138)	11,017,149
Comprehensive earnings	—	—	2,381,167	—	(10,088)	—	2,371,079
Dividends, $1.01 per share	—	—	(734,510)	—	—	—	(734,510)
Contribution of 8,440 shares to retirement plans	6,221	261,423	—	81,780	—	—	349,424
Acquisition of 33,770 shares from stockholders	—	—	—	(1,405,872)	—	—	(1,405,872)
Sale of 7,335 shares to stockholders	1,380	56,934	—	249,619	—	—	307,933
Retirement of 25,596 shares	(25,596)	—	(1,048,877)	1,074,473	—	—	—
Change for ESOP related shares	—	—	—	—	—	(81,861)	(81,861)
Cumulative effect of net unrealized gain on equity securities reclassified to retained earnings	—	—	198,310	—	(198,310)	—	—
Balances at December 29, 2018	715,445	3,458,004	10,840,654	—	(55,762)	(3,134,999)	11,823,342
Comprehensive earnings	—	—	3,005,395	—	137,051	—	3,142,446
Dividends, $1.16 per share	—	—	(828,733)	—	—	—	(828,733)
Contribution of 8,587 shares to retirement plans	5,605	235,017	—	127,329	—	—	367,951
Acquisition of 24,506 shares from stockholders	—	—	—	(1,088,570)	—	—	(1,088,570)
Sale of 7,026 shares to stockholders	1,497	65,045	—	245,408	—	—	311,950
Retirement of 15,995 shares	(15,995)	—	(699,838)	715,833	—	—	—
Change for ESOP related shares	—	—	—	—	—	(124,231)	(124,231)
Balances at December 28, 2019	$706,552	3,758,066	12,317,478	—	81,289	(3,259,230)	13,604,155

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies

(a)	Business
Publix Super Markets, Inc. and its wholly owned subsidiaries (Company) are in the business of operating retail food supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. The Company was founded in 1930 and later merged into another corporation that was originally incorporated in 1921. The Company has no other significant lines of business or industry segments.

(b)	Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and certain joint ventures in which the Company has a controlling financial interest. All significant intercompany balances and transactions are eliminated in consolidation.

(c)	Fiscal Year
The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2019, 2018 and 2017 include 52 weeks.

(d)	Cash Equivalents
The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

(e)	Trade Receivables
Trade receivables primarily include amounts due from vendor allowances, debit and credit card sales and third party insurance pharmacy billings.

(f)	Inventories
Inventories are valued at the lower of cost or market. The dollar value last-in, first-out (LIFO) method was used to determine the cost for 85% of inventories as of December 28, 2019 and December 29, 2018. Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to each similar merchandise category’s ending retail value. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value certain manufactured, seasonal, perishable and other miscellaneous inventory items because of fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink. If all inventories were valued using the FIFO method, inventories and current assets would have been higher than reported by $528,997,000 and $489,058,000 as of December 28, 2019 and December 29, 2018, respectively.

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

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

Prior to the adoption of the ASU, changes in the fair value of equity securities were accounted for similar to changes in the fair value of debt securities. Equity securities were classified as available-for-sale and measured at fair value. Declines in the fair value of equity securities determined to be OTTI were recognized in earnings and reported as OTTI losses. An equity security was determined to be OTTI if the Company did not expect to recover the cost of the equity security. Changes in the fair value of equity securities determined to be temporary were reported in other comprehensive earnings net of income taxes and included as a component of stockholders’ equity.
Interest and dividend income, amortization of premiums, accretion of discounts and realized gains and losses on the sale of debt and equity securities are included in investment income. Interest income is accrued as earned. Dividend income is recognized as income on the ex-dividend date. The cost of debt and equity securities sold is based on the specific identification method. With the adoption of the ASU, the fair value adjustment on equity securities held as of December 28, 2019 and December 29, 2018 is also included in investment income.

(h)	Leases
The Company conducts a major portion of its retail operations from leased locations. In 2019, the Company adopted the ASU requiring the lease rights and obligations arising from existing and new lease agreements be recognized as assets and liabilities on the balance sheet. The Company adopted the ASU on a modified retrospective basis and elected the transitional provisions eliminating the requirement to restate reporting periods prior to the date of adoption. The Company also elected to not reassess the original conclusions reached regarding lease identification, lease classification and initial direct costs for leases entered into prior to the adoption of the ASU. Prior to the adoption of the ASU, the Company was not required to record operating leases on the balance sheet when it was the lessee.
The Company determines whether a lease exists at inception. Initial lease terms are typically 20 years followed by five year renewal options and may include rent escalation clauses. A renewal option is included in the right-of-use asset and lease liability to the extent it is reasonably certain the option will be exercised. The present value of future payments for each lease is determined by using the Company’s incremental borrowing rate at the time of lease commencement. The incremental borrowing rate is estimated based on a composite index of debt for similarly rated companies with comparable terms.
Operating lease expense primarily represents fixed lease payments for operating leases recognized on a straight-line basis over the applicable lease term. Variable lease expense represents the payment of real estate taxes, insurance, maintenance and, for certain locations, additional rentals based on a percentage of sales in excess of stipulated minimums (excess rent). The payment of variable real estate taxes, insurance and maintenance is generally based on the Company’s pro-rata share of total shopping center square footage. The Company estimates excess rent, where applicable, based on annual sales projections and uses the straight-line method to amortize the cost. The annual sales projections are reviewed periodically and adjusted if necessary.

(i)	Property, Plant and Equipment and Depreciation
Assets are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives or the terms of the related leases, if shorter, as follows: buildings and improvements (10–40 years); furniture, fixtures and equipment (3–20 years); and leasehold improvements (10–20 years).
Maintenance and repairs are expensed as incurred. Expenditures for renewals and betterments are capitalized. The gain or loss realized on disposed assets or assets to be disposed of is recorded in earnings.

(j)	Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the net book value of an asset to the future net undiscounted cash flows expected to be generated by the asset. An impairment loss is recorded for the excess of the net book value over the fair value of the asset. The fair value is estimated based on expected discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell and are no longer depreciated or amortized. Long-lived assets, including operating lease right-of-use assets, buildings and improvements, leasehold improvements, and furniture, fixtures and equipment, are evaluated for impairment at the supermarket level.

(k)	Self-Insurance
The Company is self-insured for health care claims and certain property, plant and equipment losses. The Company has third party insurance for losses in excess of self-insurance limits for workers’ compensation, general liability and fleet liability claims. Self-insurance reserves are established for health care, workers’ compensation, general liability and fleet

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

liability claims. These reserves are determined based on actual claims experience and an estimate of claims incurred but not reported including, where necessary, actuarial studies. Actuarial projections of losses for general liability and workers’ compensation claims are discounted.

(l)	Postretirement Benefit
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
Comprehensive earnings include net earnings and other comprehensive earnings. Other comprehensive earnings include revenues, expenses, gains and losses that have been excluded from net earnings and recorded directly to stockholders’ equity. Included in other comprehensive earnings for the Company are unrealized gains and losses on debt securities in 2019 and 2018, unrealized gains and losses on debt and equity securities in 2017 and adjustments to the postretirement benefit obligation.

(n)	Revenue Recognition
The Company sells grocery (including dairy, produce, floral, deli, bakery, meat and seafood), health and beauty care, general merchandise, pharmacy and other products and services. Grocery was 84% of sales for 2019, 2018 and 2017. All other products and services were 16% of sales for 2019, 2018 and 2017.
Revenue is recognized at the point of sale for retail sales. Customer returns are immaterial. Vendor coupons that are reimbursed are accounted for as sales. Coupons and other sales incentives offered by the Company that are not reimbursed are recorded as a reduction of sales. The Company records sales net of applicable sales taxes.

(o)	Other Operating Income
Other operating income is recognized on a net basis as earned. Other operating income includes income generated from other activities, primarily lottery commissions, licensee sales commissions, mall gift card commissions, automated teller transaction fees, vending machine commissions, money transfer fees and money order commissions.

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

(q)	Advertising Costs
Advertising costs are expensed as incurred and were $245,403,000, $249,123,000 and $251,933,000 for 2019, 2018 and 2017, respectively.

(r)	Other Nonoperating Income, net
Other nonoperating income, net includes rent from tenants in owned shopping centers, net of related expenses, and other miscellaneous nonoperating income.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

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
Following is a summary of fair value measurements for investments as of December 28, 2019 and December 29, 2018:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
December 28, 2019	$8,426,385	2,028,547	6,397,838	—
December 29, 2018	6,577,430	2,372,931	4,204,499	—

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(3)    Investments

(a)	Debt Securities
Following is a summary of debt securities as of December 28, 2019 and December 29, 2018:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
2019
Tax exempt bonds	$767,931	3,429	130	771,230
Taxable bonds	5,002,036	120,132	1,443	5,120,725
Restricted investments	169,983	10,101	—	180,084
	$5,939,950	133,662	1,573	6,072,039
2018
Tax exempt bonds	$1,256,673	184	12,759	1,244,098
Taxable bonds	2,527,468	1,737	55,085	2,474,120
Restricted investment	160,318	520	346	160,492
	$3,944,459	2,441	68,190	3,878,710
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.
The cost and fair value of debt securities by expected maturity as of December 28, 2019 and December 29, 2018 are as follows:

	2019		2018
	Cost	Fair Value	Cost	Fair Value
		(Amounts are in thousands)
Due in one year or less	$437,236	438,105	563,272	560,992
Due after one year through five years	3,836,333	3,900,904	2,831,916	2,768,971
Due after five years through ten years	1,661,143	1,727,594	542,488	541,852
Due after ten years	5,238	5,436	6,783	6,895
	$5,939,950	6,072,039	3,944,459	3,878,710

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

Following is a summary of temporarily impaired debt securities by the time period impaired as of December 28, 2019 and December 29, 2018:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
2019
Tax exempt bonds	$48,462	11	99,976	119	148,438	130
Taxable bonds	573,315	888	197,641	555	770,956	1,443
	$621,777	899	297,617	674	919,394	1,573
2018
Tax exempt bonds	$25,150	95	1,182,783	12,664	1,207,933	12,759
Taxable bonds	645,379	5,821	1,464,208	49,264	2,109,587	55,085
Restricted investment	28,687	346	—	—	28,687	346
	$699,216	6,262	2,646,991	61,928	3,346,207	68,190
There are 80 debt securities contributing to the total unrealized losses of $1,573,000 as of December 28, 2019. Unrealized losses related to debt securities are primarily due to increases in interest rates that occurred since the debt securities were purchased. The Company continues to receive scheduled principal and interest payments on these debt securities.

(b)	Equity Securities
The fair value of equity securities was $2,354,346,000 and $2,698,720,000 as of December 28, 2019 and December 29, 2018, respectively.

(c)	Investment Income
Net realized gain on the sale of investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. For 2019 and 2018, the net realized gain on the sale of investments excludes the net gain or loss on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately in the following table.
Following is a summary of investment income for 2019, 2018 and 2017:

	2019	2018	2017
	(Amounts are in thousands)
Interest and dividend income	$186,748	129,953	117,702
Net realized gain on sale of investments	104,905	109,547	108,924
	291,653	239,500	226,626
Fair value adjustment, due to net unrealized gain (loss), on equity securities held at end of year	472,490	(107,466)	—
Net loss (gain) on sale of equity securities previously recognized through fair value adjustment	50,229	(75,335)	—
	$814,372	56,699	226,626

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(4)    Leases

(a)	Lessee
In 2019, the Company adopted the ASU requiring the lease rights and obligations arising from existing and new lease agreements be recognized as assets and liabilities on the balance sheet. As of December 30, 2018, the Company recognized $2,922,446,000 of operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheet. The adoption of the ASU did not have a material effect on the Company’s results of operations and had no effect on the Company’s cash flows.
The Company included finance lease right-of-use assets of $154,217,000 in net property, plant and equipment and finance lease liabilities of $29,480,000 and $104,806,000 in other accrued expenses and other noncurrent liabilities, respectively, on the consolidated balance sheet as of December 28, 2019.
Lease expense for 2019 was as follows:

2019
(Amounts are in thousands)
Operating lease expense	$434,555
Finance lease expense:
Amortization of right-of-use assets	8,128
Interest on lease liabilities	3,105
Variable lease expense	147,463
Sublease rental income	(2,874)
$590,377
Supplemental cash flow information related to leases for 2019 was as follows:

2019
(Amounts are in thousands)
Operating cash flows from rent paid for operating lease liabilities	$422,596
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	463,727
Finance leases	65,539
The weighted-average remaining lease term and weighted-average discount rate as of December 28, 2019 are as follows:

December 28, 2019
Weighted-average remaining lease term:
Operating leases	12 years
Finance leases	18 years
Weighted-average discount rate:
Operating leases	3.5%
Finance leases	3.9%

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

Maturities of lease liabilities as of December 28, 2019 are as follows:

Year	Operating Leases	Finance Leases
	(Amounts are in thousands)
2020	$430,983	33,068
2021	405,096	8,101
2022	369,434	8,101
2023	327,091	22,817
2024	280,317	7,132
Thereafter	1,852,831	91,140
	3,665,752	170,359
Less: Imputed interest	(727,155)	(36,073)
	$2,938,597	134,286
As of December 28, 2019, the Company has lease agreements that have not yet commenced with fixed lease payments totaling $282,322,000. These leases will commence in future periods with terms ranging up to 20 years.
Prior to the adoption of the ASU, minimum rentals represented fixed lease obligations, including insurance and maintenance to the extent they were fixed in the lease. Contingent rentals represented variable lease obligations, including real estate taxes, insurance, maintenance and, for certain locations, excess rent. The Company recognized rent expense for operating leases with rent escalation clauses on a straight-line basis over the applicable lease term.
Total rental expense for 2018 and 2017 was as follows:

	2018	2017
	(Amounts are in thousands)
Minimum rentals	$449,138	437,403
Contingent rentals	133,382	126,855
Sublease rental income	(4,339)	(4,617)
	$578,181	559,641

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(b)	Lessor
The Company leases space in owned shopping centers to tenants under noncancelable operating leases. The Company determines whether a lease exists at inception. Initial lease terms are typically five years followed by five year renewal options and may include rent escalation clauses. Lease income primarily represents fixed lease payments from tenants recognized on a straight-line basis over the applicable lease term. Variable lease income represents tenant payments for real estate taxes, insurance, maintenance and, for certain locations, excess rent.
Total lease income was $190,785,000, $183,963,000 and $158,121,000 for 2019, 2018 and 2017, respectively. Total lease income for 2019 was as follows:

2019
(Amounts are in thousands)
Lease income	$149,313
Variable lease income	41,472
$190,785
Future fixed lease payments for all noncancelable operating leases as of December 28, 2019 are as follows:

Year
(Amounts are in thousands)
2020	$146,201
2021	120,281
2022	94,365
2023	70,620
2024	44,703
Thereafter	169,422
$645,592

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

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
As of December 28, 2019, the carrying amounts of the assets and liabilities of the consolidated JVs were $154,659,000 and $78,472,000, respectively. As of December 29, 2018, the carrying amounts of the assets and liabilities of the consolidated JVs were $144,197,000 and $71,342,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2019, 2018 and 2017 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during 2019. The Company assumed loans totaling $9,936,000 during 2018. Maturities of JV loans range from June 2020 through April 2027 and have variable interest rates based on a LIBOR index plus 175 to 250 basis points. Maturities of assumed shopping center loans range from December 2020 through January 2027 and have fixed interest rates ranging from 3.7% to 7.5%.
As of December 28, 2019, the aggregate annual maturities and scheduled payments of long-term debt are as follows:

Year
(Amounts are in thousands)
2020	$39,692
2021	35,415
2022	25,096
2023	18,693
2024	22,293
Thereafter	30,500
$171,689

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(6)    Retirement Plans
The Company has a trusteed, noncontributory ESOP for the benefit of eligible employees. The Company recognizes an expense related to the Company’s discretionary contribution to the ESOP that is approved by the Board of Directors each year. ESOP contributions can be made in Company common stock or cash. Compensation expense recorded for contributions to this plan was $370,778,000, $337,712,000 and $319,470,000 for 2019, 2018 and 2017, respectively.
Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $287,328,000 and $288,580,000 as of December 28, 2019 and December 29, 2018, respectively. The cost of the shares held by the ESOP totaled $2,971,902,000 and $2,846,419,000 as of December 28, 2019 and December 29, 2018, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $3,259,230,000 and $3,134,999,000 as of December 28, 2019 and December 29, 2018, respectively. The fair value of the shares held by the ESOP totaled $8,585,189,000 and $8,061,399,000 as of December 28, 2019 and December 29, 2018, respectively.
The Company has a 401(k) Plan for the benefit of eligible employees. The 401(k) Plan is a voluntary defined contribution plan. Eligible employees may contribute up to 10% of their eligible annual compensation, subject to the maximum contribution limits established by federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2019, 2018 and 2017, the Board of Directors approved a match of 50% of eligible annual contributions up to 3% of eligible annual compensation, not to exceed a maximum match of $750 per employee. The match is determined as of the last day of the plan year and paid in the subsequent plan year. Compensation expense recorded for the Company’s match to the 401(k) Plan was $38,112,000, $34,980,000 and $33,636,000 for 2019, 2018 and 2017, respectively.
The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(7)    Income Taxes
The Tax Cuts and Jobs Act of 2017 (Tax Act), signed into law on December 22, 2017, made significant changes to the Internal Revenue Code. These changes included, among others, a decrease in the federal statutory income tax rate from 35% to 21% beginning in 2018.
Total income taxes for 2019, 2018 and 2017 were allocated as follows:

	2019	2018	2017
	(Amounts are in thousands)
Earnings	$780,591	539,801	735,612
Other comprehensive earnings (losses)	46,723	(3,440)	64,324
	$827,314	536,361	799,936
The provision for income taxes consists of the following:

	Current	Deferred	Total
	(Amounts are in thousands)
2019
Federal	$504,047	171,422	675,469
State	61,540	43,582	105,122
	$565,587	215,004	780,591
2018
Federal	$413,735	59,377	473,112
State	62,821	3,868	66,689
	$476,556	63,245	539,801
2017
Federal	$771,355	(113,620)	657,735
State	64,113	13,764	77,877
	$835,468	(99,856)	735,612
A reconciliation of the provision for income taxes at the federal statutory income tax rate of 21% for 2019 and 2018 and 35% for 2017 to earnings before income taxes compared to the Company’s actual income tax expense is as follows:

	2019	2018	2017
	(Amounts are in thousands)
Federal tax at statutory income tax rate	$795,057	613,403	1,059,627
State income taxes (net of federal tax benefit)	83,046	52,684	50,621
ESOP dividend	(45,493)	(41,175)	(65,111)
Other, net	(52,019)	(85,111)	(85,330)
Remeasurement of deferred income taxes	—	—	(224,195)
	$780,591	539,801	735,612
The impact of the reduction of the federal statutory income tax rate decreased the Company’s income tax expense for 2017 by $224,195,000 due to the remeasurement of deferred income taxes. The Company had no incomplete or provisional amounts in the remeasurement of deferred income taxes.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of deferred income taxes as of December 28, 2019 and December 29, 2018 are as follows:

	2019	2018
	(Amounts are in thousands)
Deferred tax liabilities and (assets):
Lease assets	$770,182	—
Property, plant and equipment	671,864	581,290
Investments	176,744	(10,811)
Inventories	30,398	25,989
Lease liabilities	(781,250)	(4,662)
Self-insurance reserves	(80,655)	(79,467)
Retirement plan contributions	(46,196)	(41,424)
Postretirement benefit cost	(32,064)	(28,224)
Purchase allowances	(15,299)	(11,114)
Other	(11,240)	(10,820)
	$682,484	420,757
The Company expects the results of future operations and the reversal of deferred tax liabilities to generate sufficient taxable income to allow utilization of deferred tax assets; therefore, no valuation allowance has been recorded as of December 28, 2019 and December 29, 2018.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns as well as all open tax years in these jurisdictions. The periods subject to examination for the Company’s federal income tax returns are the 2016 through 2018 tax years. The periods subject to examination for the Company’s state income tax returns are the 2013 through 2018 tax years. The Company believes that the outcome of any examinations will not have a material effect on its financial condition, results of operations or cash flows.
The Company had no unrecognized tax benefits in 2019 and 2018. As a result, there will be no effect on the Company’s effective income tax rate in future periods due to the recognition of unrecognized tax benefits.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(8)    Accumulated Other Comprehensive Earnings (Losses)
A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for 2019, 2018 and 2017 is as follows:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in thousands)
Balances at December 31, 2016	$29,118	(5,691)	23,427
Unrealized gain on debt and equity securities	175,978	—	175,978
Net realized gain on debt and equity securities reclassified to investment income	(66,836)	—	(66,836)
Adjustment to postretirement benefit obligation	—	(6,997)	(6,997)
Net other comprehensive earnings (losses)	109,142	(6,997)	102,145
Remeasurement of deferred income taxes reclassified to retained earnings	29,797	(2,733)	27,064
Balances at December 30, 2017	168,057	(15,421)	152,636
Unrealized loss on debt securities	(19,126)	—	(19,126)
Net realized loss on debt securities reclassified to investment income	346	—	346
Adjustment to postretirement benefit obligation	—	8,692	8,692
Net other comprehensive (losses) earnings	(18,780)	8,692	(10,088)
Cumulative effect of net unrealized gain on equity securities reclassified to retained earnings	(198,310)	—	(198,310)
Balances at December 29, 2018	(49,033)	(6,729)	(55,762)
Unrealized gain on debt securities	148,141	—	148,141
Net realized gain on debt securities reclassified to investment income	(602)	—	(602)
Adjustment to postretirement benefit obligation	—	(10,488)	(10,488)
Net other comprehensive earnings (losses)	147,539	(10,488)	137,051
Balances at December 28, 2019	$98,506	(17,217)	81,289

In February 2018, an ASU was issued in response to the Tax Act. The ASU permitted companies to reclassify stranded tax effects due to the reduction of the federal statutory income tax rate from accumulated other comprehensive earnings to retained earnings. The Company elected to adopt the ASU early and reclassified $27,064,000 from accumulated other comprehensive earnings to retained earnings in 2017.
In 2018, the Company adopted the ASU requiring equity securities be measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings. Prior to the adoption of the ASU, equity securities were classified as available-for-sale and measured at fair value. Changes in fair value determined to be temporary were reported in other comprehensive earnings net of income taxes. Upon adoption of the ASU, the Company reclassified the cumulative effect of the net unrealized gain on equity securities net of income taxes as of December 31, 2017 of $198,310,000 from accumulated other comprehensive earnings to retained earnings.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(9)    Commitments and Contingencies

(a)	Letters of Credit
As of December 28, 2019, the Company had outstanding $4,101,000 in trade letters of credit and $5,355,000 in standby letters of credit to support certain purchase obligations.

(b)	Litigation
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
(10)    Subsequent Event
On January 2, 2020, the Company declared a quarterly dividend on its common stock of $0.30 per share or $211,800,000, payable February 3, 2020 to stockholders of record as of the close of business January 15, 2020.
(11)    Quarterly Information (unaudited)
Following is a summary of the quarterly results of operations for 2019 and 2018. All quarters have 13 weeks.

	Quarter
	First	Second	Third	Fourth
	(Amounts are in thousands, except per share amounts)
2019
Revenues	$9,760,110	9,446,916	9,417,933	9,837,794
Costs and expenses	8,903,535	8,767,478	8,805,903	9,096,588
Net earnings	980,971	661,057	574,026	789,341
Earnings per share	1.37	0.92	0.81	1.11
2018
Revenues	$9,345,807	8,826,003	8,858,101	9,365,807
Costs and expenses	8,511,850	8,183,211	8,274,949	8,681,305
Net earnings	680,271	616,172	677,744	406,980
Earnings per share	0.93	0.84	0.94	0.57
Following is a summary of the quarterly net earnings and earnings per share excluding the impact of net unrealized gains and losses on equity securities for 2019 and 2018.

	Quarter
	First	Second	Third	Fourth
	(Amounts are in thousands, except per share amounts)
2019
Net earnings	$741,700	637,000	580,300	656,600
Earnings per share	1.04	0.89	0.81	0.93
2018
Net earnings	$704,200	571,000	582,000	660,300
Earnings per share	0.96	0.78	0.80	0.92

Schedule II
PUBLIX SUPER MARKETS, INC.
Valuation and Qualifying Accounts
Years ended December 28, 2019, December 29, 2018
and December 30, 2017

	Balance at Beginning of Year	Additions Charged to Income	Deductions From Reserves	Balance at End of Year
	(Amounts are in thousands)
2019
Reserves not deducted from assets:
Self-insurance reserves:
Current	$145,241	398,336	394,495	149,082
Noncurrent	222,419	4,308	—	226,727
	$367,660	402,644	394,495	375,809
2018
Reserves not deducted from assets:
Self-insurance reserves:
Current	$137,100	403,598	395,457	145,241
Noncurrent	218,598	3,821	—	222,419
	$355,698	407,419	395,457	367,660
2017
Reserves not deducted from assets:
Self-insurance reserves:
Current	$139,554	342,451	344,905	137,100
Noncurrent	216,125	2,473	—	218,598
	$355,679	344,924	344,905	355,698

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
Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment and these criteria, management believes that the Company’s internal control over financial reporting was effective as of December 28, 2019.
Item 9B. Other Information
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning the executive officers of the Company is set forth on the following page. All other information regarding this item is incorporated by reference from the Proxy Statement of the Company (2020 Proxy Statement), which the Company intends to file no later than 120 days after its fiscal year end.
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
Item 11. Executive Compensation
Information regarding this item is incorporated by reference from the 2020 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding this item is incorporated by reference from the 2020 Proxy Statement.
Item 13. Certain Relationships, Related Transactions and Director Independence
Information regarding this item is incorporated by reference from the 2020 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information regarding this item is incorporated by reference from the 2020 Proxy Statement.

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since
Executive Officers of the Company
David E. Bornmann	62	Senior Vice President of the Company.	1998
Laurie Z. Douglas	56	Senior Vice President and Chief Information Officer of the Company to January 2019, Senior Vice President, Chief Information Officer and Chief Digital Officer thereafter.	2006
Randall T. Jones, Sr.	57	President of the Company to May 2016, Chief Executive Officer and President to January 2019, Chief Executive Officer thereafter.	2003
Kevin S. Murphy	49	Vice President of the Company to May 2016, Senior Vice President to January 2019, President thereafter.	2014
David P. Phillips	60	Chief Financial Officer and Treasurer of the Company to July 2015, Chief Financial Officer, Treasurer and Trustee on the Committee of Trustees of the ESOP to May 2016, Executive Vice President, Chief Financial Officer, Treasurer and Trustee on the Committee of Trustees of the ESOP thereafter.	1990
Michael R. Smith	60	Senior Vice President of the Company.	2005
Officers of the Company
Robert S. Balcerak, Jr.	59	Director of Real Estate Strategy of the Company to April 2017, Vice President thereafter.	2017
Randolph L. Barber	57	Director of Industrial Maintenance of the Company to January 2018, Vice President thereafter.	2018
Robert J. Bechtel	56	Regional Director of Retail Operations of the Company to May 2016, Vice President thereafter.	2016
Marcy P. Benton	51	Director of Retail Associate Relations of the Company to September 2017, Vice President thereafter.	2017
Scott E. Brubaker	61	Vice President of the Company.	2005
G. Gino DiGrazia	57	Vice President of the Company.	2002
Sandra J. Estep	60	Vice President of the Company.	2002
John L. Goff, Jr.	46	Regional Director of Retail Operations of the Company to January 2019, Vice President thereafter.	2019
Linda S. Hall	60	Vice President of the Company.	2002
Douglas A. Harris, Jr.	47	General Manager of Manufacturing Operations of the Company to March 2018, Director of Manufacturing Operations to May 2019, Vice President thereafter.	2019
Mark R. Irby	64	Vice President of the Company.	1989
Kris Jonczyk	50	District Manager of Retail Operations of the Company to January 2016, Regional Director of Retail Operations to January 2020, Vice President thereafter.	2020
Linda S. Kane	54	Vice President and Assistant Secretary of the Company.	2000
Erik J. Katenkamp	48	Vice President of the Company.	2013
L. Renee Kelly	58	Vice President of the Company.	2013
Michael E. Lester	54	Director of Warehousing of the Company to January 2019, Vice President thereafter.	2019
Christopher M. Litz	56	Regional Director of Retail Operations of the Company to January 2016, Vice President thereafter.	2016
Robert J. McGarrity	58	Director of Construction of the Company to January 2017, Vice President thereafter.	2017
Merriann M. Metz	44	Assistant General Counsel of the Company to May 2016, Assistant General Counsel and Assistant Secretary to June 2019,Vice President, General Counsel and Secretary thereafter.	2016

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since
Officers of the Company (Continued)
Peter M. Mowitt	60	Vice President of the Company.	2013
Brad E. Oliver	46	Business Development Director of Grocery Retail Support of the Company to March 2017, Business Development Director of DSD Products to January 2018, Vice President thereafter.	2018
Samuel J. Pero	57	Regional Director of Retail Operations of the Company to May 2016, Vice President thereafter.	2016
John F. Provenzano	46	Executive Director of the National Association of State Treasurers to June 2017, Vice President of the Company thereafter.	2017
William W. Rayburn, IV	57	Director of Real Estate Assets of the Company to September 2017, Vice President thereafter.	2017
Charles B. Roskovich, Jr.	58	Vice President of the Company.	2008
Dain Rusk	46	Vice President and General Manager of Pharmacy of Sears Holdings Corporation to February 2015, Vice President of Pharmacy Business Development of Albertsons Companies to August 2016, Group Vice President of Pharmacy Operations of Albertsons Companies to June 2018, Vice President of the Company thereafter.	2018
Marc H. Salm	59	Vice President of the Company.	2008
Steven B. Wellslager	53	Vice President of the Company.	2013

The terms of all officers expire in May 2020 or upon the election of their successors.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)Consolidated Financial Statements and Schedule
The consolidated financial statements and schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this Annual Report on Form 10-K.
(b)Exhibits

3.1	Composite Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended April 1, 2006.
3.2	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated November 14, 2012.
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10*
Form of Indemnification Agreement between the Company and its directors and officers is incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.2*	Incentive Bonus Plan is incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2011.
10.5*
Form of Indemnification Agreement between the Company and one of the Trustees of the Company’s 401(k) Plan and each member of the Company’s 401(k) Plan investment committee is incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated December 14, 2011.

10.6*	Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated November 14, 2012.
10.7*
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
101
The following financial information from the Annual Report on Form 10-K for the year ended December 28, 2019 is formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Earnings, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements.

* Represents management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

March 2, 2020	By:	/s/ Merriann M. Metz
Merriann M. Metz
Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jessica L. Blume	Director	March 2, 2020
Jessica L. Blume

/s/ William E. Crenshaw	Chairman of the Board and Director	March 2, 2020
William E. Crenshaw

/s/ G. Thomas Hough	Director	March 2, 2020
G. Thomas Hough

/s/ Howard M. Jenkins	Director	March 2, 2020
Howard M. Jenkins

/s/ Jennifer A. Jenkins	Director	March 2, 2020
Jennifer A. Jenkins

/s/ Randall T. Jones, Sr.	Chief Executive Officer and Director	March 2, 2020
Randall T. Jones, Sr.	(Principal Executive Officer)

/s/ Stephen M. Knopik	Director	March 2, 2020
Stephen M. Knopik

/s/ David P. Phillips	Executive Vice President, Chief Financial Officer and Director	March 2, 2020
David P. Phillips	(Principal Financial and Accounting Officer)