Form 10-Q
period 2020-03-28
PUBLIX SUPER MARKETS INC
filed 2020-05-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
Yes                 No    X
The number of shares of the Registrant’s common stock outstanding as of April 15, 2020 was 704,659,000.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)
(Unaudited)

	March 28, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,618,875	763,382
Short-term investments	454,111	438,105
Trade receivables	834,391	737,093
Inventories	1,618,908	1,913,310
Prepaid expenses	51,719	75,710
Total current assets	4,578,004	3,927,600
Long-term investments	7,919,444	7,988,280
Other noncurrent assets	444,916	441,938
Operating lease right-of-use assets	2,991,588	2,964,780
Property, plant and equipment	15,454,042	15,222,409
Accumulated depreciation	(6,185,677)	(6,037,887)
Net property, plant and equipment	9,268,365	9,184,522
	$25,202,317	24,507,120
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,502,165	1,984,761
Accrued expenses:
Contributions to retirement plans	292,624	581,699
Self-insurance reserves	151,804	149,082
Salaries and wages	228,871	148,662
Other	412,605	461,427
Current portion of long-term debt	53,659	39,692
Current portion of operating lease liabilities	337,270	335,391
Federal and state income taxes	223,073	—
Total current liabilities	4,202,071	3,700,714
Deferred income taxes	535,610	682,484
Self-insurance reserves	226,995	226,727
Accrued postretirement benefit cost	120,092	120,015
Long-term debt	121,457	131,997
Operating lease liabilities	2,610,655	2,603,206
Other noncurrent liabilities	138,719	140,633
Total liabilities	7,955,599	7,605,776
Common stock related to Employee Stock Ownership Plan (ESOP)	3,703,244	3,259,230
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 711,636 shares in 2020 and 706,552 shares in 2019	711,636	706,552
Additional paid-in capital	4,005,969	3,758,066
Retained earnings	12,772,966	12,317,478
Treasury stock at cost, 4,589 shares in 2020	(224,393)	—
Accumulated other comprehensive (losses) earnings	(57,205)	81,289
Common stock related to ESOP	(3,703,244)	(3,259,230)
Total stockholders’ equity	13,505,729	13,604,155
Noncontrolling interests	37,745	37,959
Total equity	17,246,718	16,901,344
	$25,202,317	24,507,120

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Revenues:
Sales	$11,228,537	9,674,197
Other operating income	78,414	85,913
Total revenues	11,306,951	9,760,110
Costs and expenses:
Cost of merchandise sold	8,037,568	6,966,392
Operating and administrative expenses	2,117,772	1,937,143
Total costs and expenses	10,155,340	8,903,535
Operating profit	1,151,611	856,575
Investment (loss) income	(330,845)	367,187
Other nonoperating income, net	16,924	19,313
Earnings before income tax expense	837,690	1,243,075
Income tax expense	170,355	262,104
Net earnings	$667,335	980,971
Weighted average shares outstanding	706,758	716,026
Earnings per share	$0.94	1.37

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net earnings	$667,335	980,971
Other comprehensive earnings:
Unrealized (loss) gain on debt securities net of income taxes of $(46,904) and $20,292 in 2020 and 2019, respectively.	(137,583)	59,521
Reclassification adjustment for net realized (gain) loss on debt securities net of income taxes of $(588) and $100 in 2020 and 2019, respectively.	(1,726)	293
Adjustment to postretirement benefit obligation net of income taxes of $278 in 2020.	815	—
Comprehensive earnings	$528,841	1,040,785

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Cash received from customers	$11,208,724	9,698,829
Cash paid to employees and suppliers	(8,951,051)	(8,317,811)
Income taxes (paid) refunded	(5,941)	1,152
Self-insured claims paid	(94,811)	(81,196)
Dividends and interest received	63,598	47,433
Other operating cash receipts	77,018	84,794
Other operating cash payments	(5,032)	(4,845)
Net cash provided by operating activities	2,292,505	1,428,356
Cash flows from investing activities:
Payment for capital expenditures	(269,288)	(254,836)
Proceeds from sale of property, plant and equipment	1,186	2,196
Payment for investments	(924,827)	(664,667)
Proceeds from sale and maturity of investments	299,116	310,379
Net cash used in investing activities	(893,813)	(606,928)
Cash flows from financing activities:
Payment for acquisition of common stock	(442,509)	(333,857)
Proceeds from sale of common stock	109,348	113,196
Dividends paid	(211,847)	(185,835)
Repayment of long-term debt	(2,816)	(2,263)
Other, net	4,625	209
Net cash used in financing activities	(543,199)	(408,550)
Net increase in cash and cash equivalents	855,493	412,878
Cash and cash equivalents at beginning of period	763,382	599,264
Cash and cash equivalents at end of period	$1,618,875	1,012,142

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$667,335	980,971
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	178,969	174,049
Increase in last-in, first out (LIFO) reserve	9,525	10,230
Retirement contributions paid or payable in common stock	98,651	101,071
Deferred income taxes	(99,660)	65,997
Loss (gain) on disposal and impairment of property, plant and equipment	1,625	(1,146)
Loss (gain) on investments	385,113	(325,171)
Net amortization of investments	10,277	12,280
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(97,298)	(12,718)
Inventories	284,877	101,241
Other assets	(6,765)	81,108
Accounts payable and accrued expenses	604,049	133,002
Federal and state income taxes	255,215	192,131
Other liabilities	592	(84,689)
Total adjustments	1,625,170	447,385
Net cash provided by operating activities	$2,292,505	1,428,356

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
2020
Balances at December 28, 2019	$706,552	3,758,066	12,317,478	—	81,289	(3,259,230)	13,604,155
Comprehensive earnings	—	—	667,335	—	(138,494)	—	528,841
Dividends, $0.30 per share	—	—	(211,847)	—	—	—	(211,847)
Contribution of 7,398 shares to retirement plan	4,977	242,724	—	114,054	—	—	361,755
Acquisition of 9,142 shares from stockholders	—	—	—	(442,509)	—	—	(442,509)
Sale of 2,239 shares to stockholders	107	5,179	—	104,062	—	—	109,348
Change for ESOP related shares	—	—	—	—	—	(444,014)	(444,014)
Balances at March 28, 2020	$711,636	4,005,969	12,772,966	(224,393)	(57,205)	(3,703,244)	13,505,729

2019
Balances at December 29, 2018	$715,445	3,458,004	10,840,654	—	(55,762)	(3,134,999)	11,823,342
Comprehensive earnings	—	—	980,971	—	59,814	—	1,040,785
Dividends, $0.26 per share	—	—	(185,835)	—	—	—	(185,835)
Contribution of 8,587 shares to retirement plans	5,605	235,017	—	127,329	—	—	367,951
Acquisition of 7,802 shares from stockholders	—	—	—	(333,857)	—	—	(333,857)
Sale of 2,641 shares to stockholders	621	26,019	—	86,556	—	—	113,196
Change for ESOP related shares	—	—	—	—	—	(375,184)	(375,184)
Balances at March 30, 2019	$721,671	3,719,040	11,635,790	(119,972)	4,052	(3,510,183)	12,450,398

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business and the impact of the coronavirus pandemic, the results of operations for the three months ended March 28, 2020 are not necessarily indicative of the results for the entire 2020 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019.
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
Following is a summary of fair value measurements for investments as of March 28, 2020 and December 28, 2019:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
March 28, 2020	$8,373,555	2,154,460	6,219,095	—
December 28, 2019	8,426,385	2,028,547	6,397,838	—

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)	Investments

(a)	Debt Securities
In 2020, the Company adopted the Accounting Standards Update (ASU) requiring companies to recognize credit losses on debt securities in earnings as an allowance that is reevaluated each reporting period. The Company adopted the ASU on a prospective basis as of December 29, 2019. Prior to the adoption of the ASU, credit losses in which the Company did not expect to recover the cost of the debt security were recognized in earnings as an other-than-temporary impairment. The adoption of the ASU did not have an effect on the Company’s financial position, results of operations or cash flows.
Debt securities are classified as available-for-sale and measured at fair value. The Company evaluates debt securities on an individual security basis to determine if an unrealized loss is due to a credit loss or other factors, including interest rate fluctuations. The collectability of debt securities is evaluated based on criteria that include the extent to which the cost (cost of the debt security adjusted for amortization of premium or accretion of discount) exceeds fair value, the credit rating of the issuer or security, the failure of the issuer to make scheduled principal or interest payments and the financial health and prospects of the issuer or security.
Credit losses on debt securities the Company does not intend to sell and will not be required to sell prior to any anticipated recovery are recognized in earnings through an allowance. The allowance is measured as the difference between the present value of expected cash flows and the cost of the debt security, limited to the difference between the cost and the fair value of the debt security. Expected cash flows are discounted using the debt security’s effective interest rate. Subsequent changes to the allowance are recognized in earnings in the period of the change. Credit losses on debt securities the Company intends to sell or will be required to sell prior to any anticipated recovery are recognized in earnings and measured as the difference between the cost and the fair value of the debt security.
Other unrealized losses on debt securities the Company does not intend to sell and will not be required to sell prior to any anticipated recovery are reported in other comprehensive earnings net of income taxes and included as a component of stockholders’ equity. Other unrealized losses on debt securities the Company intends to sell or will be required to sell prior to any anticipated recovery are recognized in earnings and measured as the difference between the cost and the fair value of the debt security.
Following is a summary of debt securities as of March 28, 2020 and December 28, 2019:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
March 28, 2020
Tax exempt bonds	$728,671	3,090	137	731,624
Taxable bonds	5,049,543	56,270	121,408	4,984,405
Restricted investments	170,134	7,473	—	177,607
	$5,948,348	66,833	121,545	5,893,636
December 28, 2019
Tax exempt bonds	$767,931	3,429	130	771,230
Taxable bonds	5,002,036	120,132	1,443	5,120,725
Restricted investments	169,983	10,101	—	180,084
	$5,939,950	133,662	1,573	6,072,039
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The cost and fair value of debt securities by expected maturity as of March 28, 2020 and December 28, 2019 are as follows:

	March 28, 2020		December 28, 2019
	Cost	Fair Value	Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$455,411	454,111	437,236	438,105
Due after one year through five years	3,990,481	3,943,648	3,836,333	3,900,904
Due after five years through ten years	1,497,558	1,490,730	1,661,143	1,727,594
Due after ten years	4,898	5,147	5,238	5,436
	$5,948,348	5,893,636	5,939,950	6,072,039
The Company had no debt securities with credit losses as of March 28, 2020.
Following is a summary of debt securities with other unrealized losses by the time period impaired as of March 28, 2020 and December 28, 2019:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
March 28, 2020
Tax exempt bonds	$123,117	133	12,234	4	135,351	137
Taxable bonds	2,896,391	120,881	14,616	527	2,911,007	121,408
	$3,019,508	121,014	26,850	531	3,046,358	121,545
December 28, 2019
Tax exempt bonds	$48,462	11	99,976	119	148,438	130
Taxable bonds	573,315	888	197,641	555	770,956	1,443
	$621,777	899	297,617	674	919,394	1,573
There are 203 debt securities contributing to the total unrealized losses of $121,545,000 as of March 28, 2020. Unrealized losses related to debt securities are primarily due to increases in yields for taxable bonds due to changes in demand. The Company continues to receive scheduled principal and interest payments on these debt securities.

(b)	Equity Securities
Equity securities are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). The fair value of equity securities was $2,479,919,000 and $2,354,346,000 as of March 28, 2020 and December 28, 2019, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c)	Investment Income (Loss)
Net realized gain on the sale of investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. The net realized gain on the sale of investments excludes the net gain or loss on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately in the following table.
Following is a summary of investment (loss) income for the three months ended March 28, 2020 and March 30, 2019:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(Amounts are in thousands)
Interest and dividend income	$54,268	42,016
Net realized gain on sale of investments	2,314	4,211
	56,582	46,227
Fair value adjustment, due to net unrealized (loss) gain, on equity securities held at end of period	(387,427)	314,348
Net loss on sale of equity securities previously recognized through fair value adjustment	—	6,612
	$(330,845)	367,187

(4)	Consolidation of Joint Ventures and Long-Term Debt
From time to time, the Company enters into a joint venture (JV), in the legal form of a limited liability company, with certain real estate developers to partner in the development of a shopping center with the Company as the anchor tenant. The Company consolidates certain of these JVs in which it has a controlling financial interest. As of March 28, 2020, the carrying amounts of the assets and liabilities of the consolidated JVs were $158,811,000 and $83,035,000, respectively. As of December 28, 2019, the carrying amounts of the assets and liabilities of the consolidated JVs were $154,659,000 and $78,472,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2020 and 2019 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during the three months ended March 28, 2020 and March 30, 2019. Maturities of JV loans range from June 2020 through April 2027 and have variable interest rates based on a LIBOR index plus 175 to 250 basis points. Maturities of assumed shopping center loans range from December 2020 through January 2027 and have fixed interest rates ranging from 3.7% to 7.5%.

(5)	Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $454,890,000 and $287,328,000 as of March 28, 2020 and December 28, 2019, respectively. The cost of the shares held by the ESOP totaled $3,248,354,000 and $2,971,902,000 as of March 28, 2020 and December 28, 2019, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $3,703,244,000 and $3,259,230,000 as of March 28, 2020 and December 28, 2019, respectively. The fair value of the shares held by the ESOP totaled $8,948,648,000 and $8,585,189,000 as of March 28, 2020 and December 28, 2019, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)	Accumulated Other Comprehensive Earnings (Losses)
A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the three months ended March 28, 2020 and March 30, 2019 is as follows:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in thousands)
2020
Balances at December 28, 2019	$98,506	(17,217)	81,289
Unrealized loss on debt securities	(137,583)	—	(137,583)
Net realized gain on debt securities reclassified to investment income	(1,726)	—	(1,726)
Adjustment to postretirement benefit obligation	—	815	815
Net other comprehensive (losses) earnings	(139,309)	815	(138,494)
Balances at March 28, 2020	$(40,803)	(16,402)	(57,205)

2019
Balances at December 29, 2018	$(49,033)	(6,729)	(55,762)
Unrealized gain on debt securities	59,521	—	59,521
Net realized loss on debt securities reclassified to investment income	293	—	293
Net other comprehensive earnings	59,814	—	59,814
Balances at March 30, 2019	$10,781	(6,729)	4,052

(7)	Subsequent Event
On April 1, 2020, the Company declared a quarterly dividend on its common stock of $0.32 per share or $225,500,000, payable May 1, 2020 to stockholders of record as of the close of business April 15, 2020.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is engaged in the retail food industry and as of March 28, 2020 operated 1,242 supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. For the three months ended March 28, 2020, five supermarkets were opened (including two replacement supermarkets) and 39 supermarkets were remodeled. Two supermarkets were closed during the period. The replacement supermarkets that opened during the three months ended March 28, 2020 replaced one supermarket closed during the same period and one supermarket closed during a previous period. The remaining supermarket closed in 2020 will not be replaced. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Coronavirus Pandemic Impact
On March 13, 2020, the coronavirus pandemic was declared a national emergency. The coronavirus pandemic has resulted in national, state and local authorities mandating or recommending isolation measures for large portions of the population, including mandatory business closures. These measures, which were necessary to slow the spread of the virus and protect lives, have resulted in significant job losses and are expected to have serious adverse impacts on domestic and foreign economies for an unknown length of time. The effect of economic stabilization efforts, including government payments to affected citizens and industries, is uncertain.
The Company has been classified as an essential business in all jurisdictions in which it operates and has remained open to serve the needs of its customers. It is a priority of the Company to continue to serve its customers in a way that protects the health and safety of its employees and customers. The Company estimates that its sales for the three months ended March 28, 2020 increased approximately $1 billion due to the impact of the coronavirus pandemic. The Company incurred additional payroll related, transportation and other costs to meet the significant sales demand and protect the health and safety of its employees and customers. The profit on the incremental sales resulting from increased customer purchases of food and cleaning supplies more than offset the additional costs incurred. The future impact of the coronavirus pandemic is uncertain and difficult to predict.
Results of Operations
Sales
Sales for the three months ended March 28, 2020 were $11.2 billion as compared with $9.7 billion for the three months ended March 30, 2019, an increase of $1,554.3 million or 16.1%. The increase in sales for the three months ended March 28, 2020 as compared with the three months ended March 30, 2019 was primarily due to the impact of the coronavirus pandemic. The Company estimates that its sales for the three months ended March 28, 2020 increased approximately $1 billion or 10.3% due to the impact of the coronavirus pandemic. Comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets) for the three months ended March 28, 2020 increased 14.4% primarily due to the impact of the coronavirus pandemic. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 28.4% and 28.0% for the three months ended March 28, 2020 and March 30, 2019, respectively. The increase in gross profit as a percentage of sales for the three months ended March 28, 2020 as compared with the three months ended March 30, 2019 was primarily due to reduced shrink as a percentage of sales related to the impact of the coronavirus pandemic.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 18.9% and 20.0% for the three months ended March 28, 2020 and March 30, 2019, respectively. The decrease in operating and administrative expenses as a percentage of sales for the three months ended March 28, 2020 as compared with the three months ended March 30, 2019 was primarily due to volume driven efficiencies related to the impact of the coronavirus pandemic.
Operating profit
Operating profit as a percentage of sales was 10.3% and 8.9% for the three months ended March 28, 2020 and March 30, 2019, respectively. The increase in operating profit as a percentage of sales for the three months ended March 28, 2020 as compared with the three months ended March 30, 2019 was primarily due to the increase in gross profit as a percentage of sales and the decrease in operating and administrative expenses as a percentage of sales.

Investment income (loss)
Investment loss for the three months ended March 28, 2020 was $330.8 million as compared with investment income for the three months ended March 30, 2019 of $367.2 million. Investment loss for the three months ended March 28, 2020 as compared with investment income for the three months ended March 30, 2019 was primarily due to net unrealized losses on equity securities in 2020 compared with net unrealized gains on equity securities in 2019. Excluding the impact of net unrealized losses on equity securities in 2020 and net unrealized gains on equity securities in 2019, investment income would have been $56.6 million and $46.2 million for the three months ended March 28, 2020 and March 30, 2019, respectively.
Income tax expense
The effective income tax rate was 20.3% and 21.1% for the three months ended March 28, 2020 and March 30, 2019, respectively. The decrease in the effective income tax rate for the three months ended March 28, 2020 as compared with the three months ended March 30, 2019 was primarily due to the impact of net unrealized losses on equity securities in 2020 compared with net unrealized gains on equity securities in 2019.
Net earnings
Net earnings were $667.3 million or $0.94 per share and $981.0 million or $1.37 per share for the three months ended March 28, 2020 and March 30, 2019, respectively. Net earnings as a percentage of sales were 5.9% and 10.1% for the three months ended March 28, 2020 and March 30, 2019, respectively. The decrease in net earnings as a percentage of sales for the three months ended March 28, 2020 as compared with the three months ended March 30, 2019 was primarily due to the impact of net unrealized losses on equity securities in 2020 compared with net unrealized gains on equity securities in 2019.
Net earnings and earnings per share for the three months ended March 28, 2020 and March 30, 2019 were impacted by net unrealized losses and gains on equity securities. Excluding the impact of net unrealized losses on equity securities in 2020 and net unrealized gains on equity securities in 2019, net earnings would have been $956.2 million or $1.35 per share and 8.5% as a percentage of sales for the three months ended March 28, 2020 and $741.7 million or $1.04 per share and 7.7% as a percentage of sales for the three months ended March 30, 2019. Excluding the impact of net unrealized losses on equity securities in 2020 and net unrealized gains on equity securities in 2019, the increase in net earnings as a percentage of sales for the three months ended March 28, 2020 as compared with the three months ended March 30, 2019 was primarily due to the impact of the coronavirus pandemic.
Non-GAAP Financial Measures
In addition to reporting financial results for the three months ended March 28, 2020 and March 30, 2019 in accordance with GAAP, the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations. Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for the three months ended March 28, 2020 and March 30, 2019:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(amounts are in millions, except per share amounts)
Net earnings	$667.3	981.0
Fair value adjustment, due to net unrealized loss (gain), on equity securities held at end of period	387.4	(314.3)
Net loss on sale of equity securities previously recognized through fair value adjustment	—	(6.6)
Income tax (benefit) expense (1)	(98.5)	81.6
Net earnings excluding impact of fair value adjustment	$956.2	741.7
Weighted average shares outstanding	706.8	716.0
Earnings per share excluding impact of fair value adjustment	$1.35	1.04

(1)	Income tax (benefit) expense is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $9,992.4 million as of March 28, 2020, as compared with $9,189.8 million as of December 28, 2019 and $8,328.7 million as of March 30, 2019. The increase from the first quarter of 2019 to the first quarter of 2020 was primarily due to increased sales from the coronavirus pandemic and the normal lag in payments for merchandise related to the increased sales.
Net cash provided by operating activities
Net cash provided by operating activities was $2,292.5 million and $1,428.4 million for the three months ended March 28, 2020 and March 30, 2019, respectively. The increase in net cash provided by operating activities for the three months ended March 28, 2020 as compared with the three months ended March 30, 2019 was primarily due to increased sales from the coronavirus pandemic and the normal lag in payments for merchandise related to the increased sales.
Net cash used in investing activities
Net cash used in investing activities was $893.8 million and $606.9 million for the three months ended March 28, 2020 and March 30, 2019, respectively. The primary use of net cash in investing activities for the three months ended March 28, 2020 was funding capital expenditures and net increases in investment securities. Capital expenditures for the three months ended March 28, 2020 totaled $269.3 million. These expenditures were incurred in connection with the opening of five supermarkets (including two replacement supermarkets) and the remodeling of 39 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress and new or enhanced information technology hardware and software. For the three months ended March 28, 2020, the payment for investments, net of the proceeds from the sale and maturity of investments, was $625.7 million.
Net cash used in financing activities
Net cash used in financing activities was $543.2 million and $408.6 million for the three months ended March 28, 2020 and March 30, 2019, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $333.2 million and $220.7 million for the three months ended March 28, 2020 and March 30, 2019, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $211.8 million or $0.30 per share and $185.8 million or $0.26 per share during the three months ended March 28, 2020 and March 30, 2019, respectively.
Capital expenditures projection
Capital expenditures for the remainder of 2020 are expected to be approximately $1,300 million, primarily related to new supermarkets, remodeling existing supermarkets, new or enhanced information technology hardware and software and the acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
Cash requirements
In 2020, cash requirements for operations, capital expenditures, common stock repurchases and dividend payments are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

Forward-Looking Statements
From time to time, certain information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Forward-looking information includes statements about the future performance of the Company and is based on management’s assumptions and beliefs in light of the information currently available to them, including as it relates to the coronavirus pandemic. When used, the words “plan,” “estimate,” “project,” “intend,” “expect,” “believe,” “will” and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to, the following: competitive practices and pricing in the food and drug industries generally and particularly in the Company’s principal markets; results of programs to increase sales, including private label sales; results of programs to control or reduce costs; changes in buying, pricing and promotional practices; changes in shrink management; changes in the general economy, including the economic downturn associated with the coronavirus pandemic; changes in consumer spending; changes in population, employment and job growth in the Company’s principal markets; impacts of a public health crisis or other significant catastrophic event, such as the coronavirus pandemic; and other factors affecting the Company’s business within or beyond the Company’s control. These factors include changes in the rate of inflation, changes in federal, state and local laws and regulations, adverse determinations with respect to litigation or other claims, ability to recruit and retain employees, increases in operating costs including, but not limited to, labor costs, credit card fees and utility costs, particularly electric rates, ability to construct new supermarkets or complete remodels as rapidly as planned and stability of product costs. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Except as may be required by applicable law, the Company assumes no obligation to publicly update these forward-looking statements.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended December 28, 2019.
Item 4.    Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
As reported in the Company’s Form 10-K for the year ended December 28, 2019, the Company is subject from time to time to various lawsuits, claims and charges arising in the normal course of business. The Company believes its recorded reserves are adequate in light of the probable and estimable liabilities. The estimated amount of reasonably possible losses for lawsuits, claims and charges, individually and in the aggregate, is considered to be immaterial. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Item 1A.    Risk Factors
The Company has identified an additional risk factor to supplement the risk factors disclosed in the Company’s  Form 10-K for the year ended December 28, 2019.
Unfavorable impacts of a public health crisis, specifically the coronavirus pandemic, on operations, customers, employees, suppliers and tenants could adversely affect the Company.
On March 13, 2020, the coronavirus pandemic was declared a national emergency. The coronavirus pandemic has resulted in national, state and local authorities mandating or recommending isolation measures for large portions of the population, including mandatory business closures. These measures, which were necessary to slow the spread of the virus and protect lives, have resulted in significant job losses and are expected to have serious adverse impacts on domestic and foreign economies for an unknown length of time. The effect of economic stabilization efforts, including government payments to affected citizens and industries, is uncertain.
The Company’s operations may be adversely impacted by the fear of exposure to or actual effects of the coronavirus. These impacts may include:

•	operating cost increases due to changes in customer demand, changes in supermarket processes or increased government regulation;

•	delays in the timing of remodels and opening new supermarkets;

•	reduced workforce due to illness, quarantine or government mandates impacting the Company's supermarket, distribution, manufacturing and support operations;

•	temporary supermarket closings or reduced hours of operation due to reduced workforce, enhanced cleaning processes, increased stocking or government mandates;

•	supply chain risks from goods produced in areas of significant coronavirus outbreak or disruption from suppliers due to financial or operational difficulties;

•	reduction in travel, tourism or consumer spending due to government recommendations or mandates, fear of exposure to the coronavirus or adverse economic conditions;

•	changes in customer demand from discretionary or higher priced products to lower priced products or

•	uncertainty as to future operations of tenants in Company owned shopping centers due to adverse economic conditions.
The future impact of the coronavirus pandemic is uncertain and difficult to predict and could adversely affect the Company’s financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended March 28, 2020 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 29, 2019 through February 1, 2020	1,553	$47.10	N/A	N/A
February 2, 2020 through February 29, 2020	981	47.10	N/A	N/A
March 1, 2020 through March 28, 2020	6,608	48.90	N/A	N/A
Total	9,142	$48.40	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended March 28, 2020 required to be disclosed in the last two columns of the table.
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
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 28, 2020 is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date:	May 1, 2020	/s/ Merriann M. Metz
Merriann M. Metz, Secretary

Date:	May 1, 2020	/s/ David P. Phillips
David P. Phillips, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)