Form 10-Q
period 2020-06-27
PUBLIX SUPER MARKETS INC
filed 2020-08-03
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
Yes                 No    X
The number of shares of the Registrant’s common stock outstanding as of July 15, 2020 was 700,789,000.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)
(Unaudited)

	June 27, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,423,493	763,382
Short-term investments	566,920	438,105
Trade receivables	725,568	737,093
Inventories	1,868,544	1,913,310
Prepaid expenses	65,747	75,710
Total current assets	4,650,272	3,927,600
Long-term investments	9,459,373	7,988,280
Other noncurrent assets	442,883	441,938
Operating lease right-of-use assets	2,977,399	2,964,780
Property, plant and equipment	15,699,381	15,222,409
Accumulated depreciation	(6,383,465)	(6,037,887)
Net property, plant and equipment	9,315,916	9,184,522
	$26,845,843	24,507,120
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,155,743	1,984,761
Accrued expenses:
Contributions to retirement plans	406,751	581,699
Self-insurance reserves	155,066	149,082
Salaries and wages	297,204	148,662
Other	661,588	461,427
Current portion of long-term debt	53,354	39,692
Current portion of operating lease liabilities	340,461	335,391
Federal and state income taxes	491,016	—
Total current liabilities	4,561,183	3,700,714
Deferred income taxes	710,607	682,484
Self-insurance reserves	230,293	226,727
Accrued postretirement benefit cost	119,738	120,015
Long-term debt	124,764	131,997
Operating lease liabilities	2,605,433	2,603,206
Other noncurrent liabilities	154,820	140,633
Total liabilities	8,506,838	7,605,776
Common stock related to Employee Stock Ownership Plan (ESOP)	3,566,704	3,259,230
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 711,636 shares in 2020 and 706,552 shares in 2019	711,636	706,552
Additional paid-in capital	4,005,969	3,758,066
Retained earnings	13,914,526	12,317,478
Treasury stock at cost, 10,811 shares in 2020	(532,522)	—
Accumulated other comprehensive earnings	201,492	81,289
Common stock related to ESOP	(3,566,704)	(3,259,230)
Total stockholders’ equity	14,734,397	13,604,155
Noncontrolling interests	37,904	37,959
Total equity	18,339,005	16,901,344
	$26,845,843	24,507,120

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 27, 2020	June 29, 2019
Revenues:
Sales	$11,389,065	9,348,444
Other operating income	79,498	98,472
Total revenues	11,468,563	9,446,916
Costs and expenses:
Cost of merchandise sold	8,155,674	6,812,590
Operating and administrative expenses	2,235,844	1,954,888
Total costs and expenses	10,391,518	8,767,478
Operating profit	1,077,045	679,438
Investment income	674,463	145,142
Other nonoperating (loss) income, net	(3,170)	17,282
Earnings before income tax expense	1,748,338	841,862
Income tax expense	381,283	180,805
Net earnings	$1,367,055	661,057
Weighted average shares outstanding	703,036	716,529
Earnings per share	$1.94	0.92

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)
(Unaudited)

	Three Months Ended
	June 27, 2020	June 29, 2019
Net earnings	$1,367,055	661,057
Other comprehensive earnings:
Unrealized gain on debt securities net of income taxes of $88,664 and $19,817 in 2020 and 2019, respectively.	260,078	58,130
Reclassification adjustment for net realized (gain) loss on debt securities net of income taxes of $(749) and $13 in 2020 and 2019, respectively.	(2,195)	37
Adjustment to postretirement benefit obligation net of income taxes of $278 in 2020.	814	—
Comprehensive earnings	$1,625,752	719,224

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	June 27, 2020	June 29, 2019
Revenues:
Sales	$22,617,602	19,022,641
Other operating income	157,912	184,385
Total revenues	22,775,514	19,207,026
Costs and expenses:
Cost of merchandise sold	16,193,243	13,778,982
Operating and administrative expenses	4,353,615	3,892,031
Total costs and expenses	20,546,858	17,671,013
Operating profit	2,228,656	1,536,013
Investment income	343,618	512,329
Other nonoperating income, net	13,754	36,595
Earnings before income tax expense	2,586,028	2,084,937
Income tax expense	551,638	442,909
Net earnings	$2,034,390	1,642,028
Weighted average shares outstanding	704,897	716,277
Earnings per share	$2.89	2.29

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)
(Unaudited)

	Six Months Ended
	June 27, 2020	June 29, 2019
Net earnings	$2,034,390	1,642,028
Other comprehensive earnings:
Unrealized gain on debt securities net of income taxes of $41,760 and $40,109 in 2020 and 2019, respectively.	122,495	117,651
Reclassification adjustment for net realized (gain) loss on debt securities net of income taxes of $(1,337) and $113 in 2020 and 2019, respectively.	(3,921)	330
Adjustment to postretirement benefit obligation net of income taxes of $556 in 2020.	1,629	—
Comprehensive earnings	$2,154,593	1,760,009

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)
(Unaudited)

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Cash received from customers	$22,659,014	19,109,152
Cash paid to employees and suppliers	(19,177,711)	(16,671,028)
Income taxes paid	(25,981)	(265,296)
Self-insured claims paid	(176,148)	(184,324)
Dividends and interest received	118,684	101,159
Other operating cash receipts	155,659	182,159
Other operating cash payments	(9,819)	(9,858)
Net cash provided by operating activities	3,543,698	2,261,964
Cash flows from investing activities:
Payment for capital expenditures	(574,003)	(651,213)
Proceeds from sale of property, plant and equipment	3,441	3,360
Payment for investments	(2,433,868)	(1,662,396)
Proceeds from sale and maturity of investments	1,195,829	1,103,933
Net cash used in investing activities	(1,808,601)	(1,206,316)
Cash flows from financing activities:
Payment for acquisition of common stock	(775,114)	(590,708)
Proceeds from sale of common stock	133,824	153,478
Dividends paid	(437,342)	(401,387)
Repayment of long-term debt	(5,617)	(4,984)
Other, net	9,263	9,299
Net cash used in financing activities	(1,074,986)	(834,302)
Net increase in cash and cash equivalents	660,111	221,346
Cash and cash equivalents at beginning of period	763,382	599,264
Cash and cash equivalents at end of period	$1,423,493	820,610

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)
(Unaudited)

	Six Months Ended
	June 27, 2020	June 29, 2019
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,034,390	1,642,028
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	359,268	350,976
Increase in last-in, first out (LIFO) reserve	31,975	20,468
Retirement contributions paid or payable in common stock	201,713	200,329
Deferred income taxes	(12,856)	107,238
Loss on disposal and impairment of long-lived assets	80,888	2,794
Gain on investments	(242,440)	(423,599)
Net amortization of investments	21,566	23,252
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	11,525	1,466
Inventories	12,791	47,803
Other assets	6,153	21,055
Accounts payable and accrued expenses	511,455	210,727
Federal and state income taxes	523,158	59,815
Other liabilities	4,112	(2,388)
Total adjustments	1,509,308	619,936
Net cash provided by operating activities	$3,543,698	2,261,964

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
2020
Balances at December 28, 2019	$706,552	3,758,066	12,317,478	—	81,289	(3,259,230)	13,604,155
Comprehensive earnings	—	—	667,335	—	(138,494)	—	528,841
Dividends, $0.30 per share	—	—	(211,847)	—	—	—	(211,847)
Contribution of 7,398 shares to retirement plan	4,977	242,724	—	114,054	—	—	361,755
Acquisition of 9,142 shares from stockholders	—	—	—	(442,509)	—	—	(442,509)
Sale of 2,239 shares to stockholders	107	5,179	—	104,062	—	—	109,348
Change for ESOP related shares	—	—	—	—	—	(444,014)	(444,014)
Balances at March 28, 2020	711,636	4,005,969	12,772,966	(224,393)	(57,205)	(3,703,244)	13,505,729
Comprehensive earnings	—	—	1,367,055	—	258,697	—	1,625,752
Dividends, $0.32 per share	—	—	(225,495)	—	—	—	(225,495)
Acquisition of 6,714 shares from stockholders	—	—	—	(332,605)	—	—	(332,605)
Sale of 492 shares to stockholders	—	—	—	24,476	—	—	24,476
Change for ESOP related shares	—	—	—	—	—	136,540	136,540
Balances at June 27, 2020	$711,636	4,005,969	13,914,526	(532,522)	201,492	(3,566,704)	14,734,397

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
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business and the impact of the coronavirus pandemic, the results of operations for the three and six months ended June 27, 2020 are not necessarily indicative of the results for the entire 2020 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019.
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
Following is a summary of fair value measurements for investments as of June 27, 2020 and December 28, 2019:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
June 27, 2020	$10,026,293	2,064,634	7,961,659	—
December 28, 2019	8,426,385	2,028,547	6,397,838	—

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)	Investments

(a)	Debt Securities
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
Following is a summary of debt securities as of June 27, 2020 and December 28, 2019:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
June 27, 2020
Tax exempt bonds	$666,943	9,507	6	676,444
Taxable bonds	6,335,759	276,047	10,253	6,601,553
Restricted investments	167,452	15,791	—	183,243
	$7,170,154	301,345	10,259	7,461,240
December 28, 2019
Tax exempt bonds	$767,931	3,429	130	771,230
Taxable bonds	5,002,036	120,132	1,443	5,120,725
Restricted investments	169,983	10,101	—	180,084
	$5,939,950	133,662	1,573	6,072,039
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The cost and fair value of debt securities by expected maturity as of June 27, 2020 and December 28, 2019 are as follows:

	June 27, 2020		December 28, 2019
	Cost	Fair Value	Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$563,109	566,920	437,236	438,105
Due after one year through five years	4,615,681	4,778,702	3,836,333	3,900,904
Due after five years through ten years	1,986,843	2,110,774	1,661,143	1,727,594
Due after ten years	4,521	4,844	5,238	5,436
	$7,170,154	7,461,240	5,939,950	6,072,039
The Company had no debt securities with credit losses as of June 27, 2020.
Following is a summary of debt securities with other unrealized losses by the time period impaired as of June 27, 2020 and December 28, 2019:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
June 27, 2020
Tax exempt bonds	$23,433	6	—	—	23,433	6
Taxable bonds	824,691	10,209	7,513	44	832,204	10,253
	$848,124	10,215	7,513	44	855,637	10,259
December 28, 2019
Tax exempt bonds	$48,462	11	99,976	119	148,438	130
Taxable bonds	573,315	888	197,641	555	770,956	1,443
	$621,777	899	297,617	674	919,394	1,573
There are 36 debt securities contributing to the total unrealized losses of $10,259,000 as of June 27, 2020. Unrealized losses related to debt securities are primarily due to increases in interest rates that occurred since the debt securities were purchased. The Company continues to receive scheduled principal and interest payments on these debt securities.

(b)	Equity Securities
Equity securities are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). The fair value of equity securities was $2,565,053,000 and $2,354,346,000 as of June 27, 2020 and December 28, 2019, respectively.

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
Following is a summary of investment income for the three and six months ended June 27, 2020 and June 29, 2019:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(Amounts are in thousands)
Interest and dividend income	$46,910	46,714	101,178	88,730
Net realized gain on sale of investments	106,150	66,233	108,464	70,444
	153,060	112,947	209,642	159,174
Fair value adjustment, due to net unrealized gain, on equity securities held at end of period	597,408	4,969	209,981	319,317
Net (gain) loss on sale of equity securities previously recognized through fair value adjustment	(76,005)	27,226	(76,005)	33,838
	$674,463	145,142	343,618	512,329

(4)	Consolidation of Joint Ventures and Long-Term Debt
From time to time, the Company enters into a joint venture (JV), in the legal form of a limited liability company, with certain real estate developers to partner in the development of a shopping center with the Company as the anchor tenant. The Company consolidates certain of these JVs in which it has a controlling financial interest. As of June 27, 2020, the carrying amounts of the assets and liabilities of the consolidated JVs were $164,282,000 and $80,714,000, respectively. As of December 28, 2019, the carrying amounts of the assets and liabilities of the consolidated JVs were $154,659,000 and $78,472,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2020 and 2019 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during the six months ended June 27, 2020 and June 29, 2019. Maturities of JV loans range from June 2020 through April 2027 and have variable interest rates based on a LIBOR index plus 175 to 250 basis points. Maturities of assumed shopping center loans range from December 2020 through January 2027 and have fixed interest rates ranging from 3.7% to 7.5%.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)	Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $375,565,000 and $287,328,000 as of June 27, 2020 and December 28, 2019, respectively. The cost of the shares held by the ESOP totaled $3,191,139,000 and $2,971,902,000 as of June 27, 2020 and December 28, 2019, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $3,566,704,000 and $3,259,230,000 as of June 27, 2020 and December 28, 2019, respectively. The fair value of the shares held by the ESOP totaled $8,984,877,000 and $8,585,189,000 as of June 27, 2020 and December 28, 2019, respectively.

(6)	Accumulated Other Comprehensive Earnings (Losses)
A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the three months ended June 27, 2020 and June 29, 2019 is as follows:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in thousands)
2020
Balances at March 28, 2020	$(40,803)	(16,402)	(57,205)
Unrealized gain on debt securities	260,078	—	260,078
Net realized gain on debt securities reclassified to investment income	(2,195)	—	(2,195)
Adjustment to postretirement benefit obligation	—	814	814
Net other comprehensive earnings	257,883	814	258,697
Balances at June 27, 2020	$217,080	(15,588)	201,492

2019
Balances at March 30, 2019	$10,781	(6,729)	4,052
Unrealized gain on debt securities	58,130	—	58,130
Net realized loss on debt securities reclassified to investment income	37	—	37
Net other comprehensive earnings	58,167	—	58,167
Balances at June 29, 2019	$68,948	(6,729)	62,219

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the six months ended June 27, 2020 and June 29, 2019 is as follows:

	Investments	Postretirement Benefits	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in thousands)
2020
Balances at December 28, 2019	$98,506	(17,217)	81,289
Unrealized gain on debt securities	122,495	—	122,495
Net realized gain on debt securities reclassified to investment income	(3,921)	—	(3,921)
Adjustment to postretirement benefit obligation	—	1,629	1,629
Net other comprehensive earnings	118,574	1,629	120,203
Balances at June 27, 2020	$217,080	(15,588)	201,492

2019
Balances at December 29, 2018	$(49,033)	(6,729)	(55,762)
Unrealized gain on debt securities	117,651	—	117,651
Net realized loss on debt securities reclassified to investment income	330	—	330
Net other comprehensive earnings	117,981	—	117,981
Balances at June 29, 2019	$68,948	(6,729)	62,219

(7)	Subsequent Event
On July 1, 2020, the Company declared a quarterly dividend on its common stock of $0.32 per share or $224,300,000, payable August 3, 2020 to stockholders of record as of the close of business July 15, 2020.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is engaged in the retail food industry and as of June 27, 2020 operated 1,251 supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. For the six months ended June 27, 2020, 16 supermarkets were opened (including four replacement supermarkets) and 82 supermarkets were remodeled. Four supermarkets were closed during the period. The replacement supermarkets that opened during the six months ended June 27, 2020 replaced one supermarket closed during the same period and three supermarkets closed during a previous period. One of the supermarkets closed in 2020 will be replaced on site in a subsequent period and two supermarkets will not be replaced. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Coronavirus Pandemic Impact
On March 13, 2020, the coronavirus pandemic was declared a national emergency. The coronavirus pandemic has resulted in national, state and local authorities mandating or recommending isolation measures for large portions of the population, including mandatory business restrictions and closures. These measures, which were necessary to slow the spread of the virus and protect lives, have resulted in significant job losses and are expected to have serious adverse impacts on domestic and foreign economies for an unknown length of time. The effect of economic stabilization efforts, including government payments to affected citizens and industries, is uncertain.
The Company has been classified as an essential business in all locations in which it operates and has remained open to serve the needs of its customers. It is a priority of the Company to continue to serve its customers in a way that protects the health and safety of its employees and customers. The Company estimates that its sales for the three and six months ended June 27, 2020 increased approximately $1.5 billion and $2.5 billion, respectively, due to the impact of the coronavirus pandemic. The Company incurred additional payroll related, transportation and other costs to meet the significant sales demand and protect the health and safety of its employees and customers. The profit on the incremental sales resulting from increased customer purchases of food and cleaning supplies more than offset the additional costs incurred. The future impact of the coronavirus pandemic is uncertain and difficult to predict.
Results of Operations
Sales
Sales for the three months ended June 27, 2020 were $11.4 billion as compared with $9.3 billion for the three months ended June 29, 2019, an increase of $2,040.6 million or 21.8%. The increase in sales for the three months ended June 27, 2020 as compared with the three months ended June 29, 2019 was primarily due to the impact of the coronavirus pandemic. The Company estimates that its sales for the three months ended June 27, 2020 increased approximately $1.5 billion or 16.1% due to the impact of the coronavirus pandemic. Comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets) for the three months ended June 27, 2020 increased 19.9% primarily due to the impact of the coronavirus pandemic. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months.
Sales for the six months ended June 27, 2020 were $22.6 billion as compared with $19.0 billion for the six months ended June 29, 2019, an increase of $3,595.0 million or 18.9%. The increase in sales for the six months ended June 27, 2020 as compared with the six months ended June 29, 2019 was primarily due to the impact of the coronavirus pandemic. The Company estimates that its sales for the six months ended June 27, 2020 increased approximately $2.5 billion or 13.1% due to the impact of the coronavirus pandemic. Comparable store sales for the six months ended June 27, 2020 increased 17.1% primarily due to the impact of the coronavirus pandemic.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 28.4% and 27.1% for the three months ended June 27, 2020 and June 29, 2019, respectively. Gross profit as a percentage of sales was 28.4% and 27.6% for the six months ended June 27, 2020 and June 29, 2019, respectively. The increase in gross profit as a percentage of sales for the three and six months ended June 27, 2020 as compared with the three and six months ended June 29, 2019 was primarily due to reduced shrink and volume driven efficiencies related to the impact of the coronavirus pandemic.

Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 19.6% and 20.9% for the three months ended June 27, 2020 and June 29, 2019, respectively. Operating and administrative expenses as a percentage of sales were 19.2% and 20.5% for the six months ended June 27, 2020 and June 29, 2019, respectively. The decrease in operating and administrative expenses as a percentage of sales for the three and six months ended June 27, 2020 as compared with the three and six months ended June 29, 2019 was primarily due to volume driven efficiencies related to the impact of the coronavirus pandemic.
Operating profit
Operating profit as a percentage of sales was 9.5% and 7.3% for the three months ended June 27, 2020 and June 29, 2019, respectively. Operating profit as a percentage of sales was 9.9% and 8.1% for the six months ended June 27, 2020 and June 29, 2019, respectively. The increase in operating profit as a percentage of sales for the three and six months ended June 27, 2020 as compared with the three and six months ended June 29, 2019 was primarily due to the increase in gross profit as a percentage of sales and the decrease in operating and administrative expenses as a percentage of sales.
Investment income
Investment income was $674.5 million and $145.1 million for the three months ended June 27, 2020 and June 29, 2019, respectively. The increase in investment income for the three months ended June 27, 2020 as compared with the three months ended June 29, 2019 was primarily due to the increase in net unrealized gains on equity securities. Excluding the impact of net unrealized gains on equity securities in 2020 and 2019, investment income would have been $153.1 million and $112.9 million for the three months ended June 27, 2020 and June 29, 2019, respectively.
Investment income was $343.6 million and $512.3 million for the six months ended June 27, 2020 and June 29, 2019, respectively. The decrease in investment income for the six months ended June 27, 2020 as compared with the six months ended June 29, 2019 was primarily due to the decrease in net unrealized gains on equity securities. Excluding the impact of net unrealized gains on equity securities in 2020 and 2019, investment income would have been $209.6 million and $159.2 million for the six months ended June 27, 2020 and June 29, 2019, respectively.
Other nonoperating income (loss), net
Other nonoperating loss, net for the three months ended June 27, 2020 was $3.2 million as compared with other nonoperating income, net for the three months ended June 29, 2019 of $17.3 million. Other nonoperating income, net was $13.8 million and $36.6 million for the six months ended June 27, 2020 and June 29, 2019, respectively. The changes in other nonoperating income (loss), net were primarily due to the Company offering two months of rent relief in the second quarter of 2020 to tenants in Company owned shopping centers that were impacted by the coronavirus pandemic.
Income tax expense
The effective income tax rate was 21.8% and 21.5% for the three months ended June 27, 2020 and June 29, 2019, respectively. The increase in the effective income tax rate for the three months ended June 27, 2020 as compared with the three months ended June 29, 2019 was primarily due to the decreased impact of permanent deductions and credits due to the increase in earnings before income tax expense. The effective income tax rate was 21.3% and 21.2% for the six months ended June 27, 2020 and June 29, 2019, respectively. The effective income tax rate for the six months ended June 27, 2020 as compared with the six months ended June 29, 2019 remained relatively unchanged.
Net earnings
Net earnings were $1,367.1 million or $1.94 per share and $661.1 million or $0.92 per share for the three months ended June 27, 2020 and June 29, 2019, respectively. Net earnings as a percentage of sales were 12.0% and 7.1% for the three months ended June 27, 2020 and June 29, 2019, respectively. Net earnings and earnings per share for the three months ended June 27, 2020 and June 29, 2019 were impacted by net unrealized gains on equity securities. Excluding the impact of net unrealized gains on equity securities in 2020 and 2019, net earnings would have been $978.3 million or $1.39 per share and 8.6% as a percentage of sales for the three months ended June 27, 2020 and $637.0 million or $0.89 per share and 6.8% as a percentage of sales for the three months ended June 29, 2019. Excluding the impact of net unrealized gains on equity securities in 2020 and 2019, the increase in net earnings as a percentage of sales for the three months ended June 27, 2020 as compared with the three months ended June 29, 2019 was primarily due to the impact of the coronavirus pandemic.

Net earnings were $2,034.4 million or $2.89 per share and $1,642.0 million or $2.29 per share for the six months ended June 27, 2020 and June 29, 2019, respectively. Net earnings as a percentage of sales were 9.0% and 8.6% for the six months ended June 27, 2020 and June 29, 2019, respectively. Net earnings and earnings per share for the six months ended June 27, 2020 and June 29, 2019 were impacted by net unrealized gains on equity securities. Excluding the impact of net unrealized gains on equity securities in 2020 and 2019, net earnings would have been $1,934.5 million or $2.74 per share and 8.6% as a percentage of sales for the six months ended June 27, 2020 and $1,378.7 million or $1.92 per share and 7.2% as a percentage of sales for the six months ended June 29, 2019. Excluding the impact of net unrealized gains on equity securities in 2020 and 2019, the increase in net earnings as a percentage of sales for the six months ended June 27, 2020 as compared with the six months ended June 29, 2019 was primarily due to the impact of the coronavirus pandemic.
Non-GAAP Financial Measures
In addition to reporting financial results for the three and six months ended June 27, 2020 and June 29, 2019 in accordance with GAAP, the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations. Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for the three and six months ended June 27, 2020 and June 29, 2019:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(amounts are in millions, except per share amounts)
Net earnings	$1,367.1	661.1	2,034.4	1,642.0
Fair value adjustment, due to net unrealized gain, on equity securities held at end of period	(597.4)	(5.0)	(210.0)	(319.3)
Net gain (loss) on sale of equity securities previously recognized through fair value adjustment	76.0	(27.2)	76.0	(33.8)
Income tax expense (1)	132.6	8.1	34.1	89.8
Net earnings excluding impact of fair value adjustment	$978.3	637.0	1,934.5	1,378.7
Weighted average shares outstanding	703.0	716.5	704.9	716.3
Earnings per share excluding impact of fair value adjustment	$1.39	0.89	2.74	1.92

(1)	Income tax expense is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $11,449.8 million as of June 27, 2020, as compared with $9,189.8 million as of December 28, 2019 and $8,478.7 million as of June 29, 2019. The increase from the second quarter of 2019 to the second quarter of 2020 was primarily due to increased sales from the coronavirus pandemic and the deferral of tax payments under various coronavirus tax relief provisions.
Net cash provided by operating activities
Net cash provided by operating activities was $3,543.7 million and $2,262.0 million for the six months ended June 27, 2020 and June 29, 2019, respectively. The increase in net cash provided by operating activities for the six months ended June 27, 2020 as compared with the six months ended June 29, 2019 was primarily due to increased sales from the coronavirus pandemic and the deferral of tax payments under various coronavirus tax relief provisions. Federal income tax payments totaling approximately $365 million were deferred to July 15, 2020. Payroll tax payments totaling approximately $90 million were deferred to 2021 and 2022.
Net cash used in investing activities
Net cash used in investing activities was $1,808.6 million and $1,206.3 million for the six months ended June 27, 2020 and June 29, 2019, respectively. The primary use of net cash in investing activities for the six months ended June 27, 2020 was funding capital expenditures and net increases in investment securities. Capital expenditures for the six months ended June 27, 2020 totaled $574.0 million. These expenditures were incurred in connection with the opening of 16 supermarkets (including four replacement supermarkets) and the remodeling of 82 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress and new or enhanced information technology hardware and software. For the six months ended June 27, 2020, the payment for investments, net of the proceeds from the sale and maturity of investments, was $1,238.0 million.
Net cash used in financing activities
Net cash used in financing activities was $1,075.0 million and $834.3 million for the six months ended June 27, 2020 and June 29, 2019, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $641.3 million and $437.2 million for the six months ended June 27, 2020 and June 29, 2019, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $437.3 million or $0.62 per share and $401.4 million or $0.56 per share during the six months ended June 27, 2020 and June 29, 2019, respectively.
Capital expenditures projection
Capital expenditures for the remainder of 2020 are expected to be approximately $800 million, primarily related to new supermarkets, remodeling existing supermarkets, new or enhanced information technology hardware and software and the acquisition of shopping centers with the Company as the anchor tenant. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
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
Item 4.    Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
Unfavorable impacts of the coronavirus pandemic or any future public health crisis on operations, customers, employees, suppliers and tenants could adversely affect the Company.
On March 13, 2020, the coronavirus pandemic was declared a national emergency. The coronavirus pandemic has resulted in national, state and local authorities mandating or recommending isolation measures for large portions of the population, including mandatory business restrictions and closures. These measures, which were necessary to slow the spread of the virus and protect lives, have resulted in significant job losses and are expected to have serious adverse impacts on domestic and foreign economies for an unknown length of time. The effect of economic stabilization efforts, including government payments to affected citizens and industries, is uncertain.
The Company’s operations may be adversely impacted by the fear of exposure to or actual effects of the coronavirus. These impacts may include:

•	operating cost increases due to changes in customer demand, changes in supermarket processes or increased government regulation;

•	delays in the timing of remodels and opening new supermarkets;

•	reduced workforce due to illness, quarantine or government mandates impacting the Company’s supermarket, distribution, manufacturing and support operations;

•	temporary supermarket closings or reduced hours of operation due to reduced workforce, enhanced cleaning processes, increased stocking or government mandates;

•	supply chain risks from goods produced in areas of significant coronavirus outbreak or disruption from suppliers due to financial or operational difficulties;

•	reduction in travel, tourism or consumer spending due to government recommendations or mandates, fear of exposure to the coronavirus or adverse economic conditions;

•	changes in customer demand from discretionary or higher priced products to lower priced products; or

•	uncertainty as to future operations of tenants in Company owned shopping centers due to adverse economic conditions.
The future impact of the coronavirus pandemic is uncertain and difficult to predict and could adversely affect the Company’s financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended June 27, 2020 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 29, 2020 through May 2, 2020	3,162	$48.91	N/A	N/A
May 3, 2020 through May 30, 2020	2,366	50.10	N/A	N/A
May 31, 2020 through June 27, 2020	1,186	50.10	N/A	N/A
Total	6,714	$49.54	N/A	N/A

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

The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended June 27, 2020 required to be disclosed in the last two columns of the table.
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
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 27, 2020 is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date:	August 3, 2020	/s/ Merriann M. Metz
Merriann M. Metz, Secretary

Date:	August 3, 2020	/s/ David P. Phillips
David P. Phillips, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)