Form 10-Q
period 2020-09-26
PUBLIX SUPER MARKETS INC
filed 2020-11-02
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
Yes                 No    X
The number of shares of the Registrant’s common stock outstanding as of October 15, 2020 was 695,946,000.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)
(Unaudited)

	September 26, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$602,798	763,382
Short-term investments	650,446	438,105
Trade receivables	777,504	737,093
Inventories	2,014,044	1,913,310
Prepaid expenses	72,901	75,710
Total current assets	4,117,693	3,927,600
Long-term investments	10,165,781	7,988,280
Other noncurrent assets	437,401	441,938
Operating lease right-of-use assets	3,011,550	2,964,780
Property, plant and equipment	15,988,780	15,222,409
Accumulated depreciation	(6,527,003)	(6,037,887)
Net property, plant and equipment	9,461,777	9,184,522
	$27,194,202	24,507,120
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,138,485	1,984,761
Accrued expenses:
Contributions to retirement plans	523,308	581,699
Self-insurance reserves	155,561	149,082
Salaries and wages	351,945	148,662
Other	791,062	461,427
Current portion of long-term debt	39,614	39,692
Current portion of operating lease liabilities	344,186	335,391
Federal and state income taxes	47,459	—
Total current liabilities	4,391,620	3,700,714
Deferred income taxes	717,574	682,484
Self-insurance reserves	234,166	226,727
Accrued postretirement benefit cost	119,385	120,015
Long-term debt	138,879	131,997
Operating lease liabilities	2,628,156	2,603,206
Other noncurrent liabilities	177,993	140,633
Total liabilities	8,407,773	7,605,776
Common stock related to Employee Stock Ownership Plan (ESOP)	3,514,400	3,259,230
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 711,636 shares in 2020 and 706,552 shares in 2019	711,636	706,552
Additional paid-in capital	4,005,969	3,758,066
Retained earnings	14,607,846	12,317,478
Treasury stock at cost, 15,529 shares in 2020	(787,483)	—
Accumulated other comprehensive earnings	204,084	81,289
Common stock related to ESOP	(3,514,400)	(3,259,230)
Total stockholders’ equity	15,227,652	13,604,155
Noncontrolling interests	44,377	37,959
Total equity	18,786,429	16,901,344
	$27,194,202	24,507,120
See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 26, 2020	September 28, 2019
Revenues:
Sales	$11,052,138	9,343,380
Other operating income	84,271	74,553
Total revenues	11,136,409	9,417,933
Costs and expenses:
Cost of merchandise sold	8,003,016	6,840,075
Operating and administrative expenses	2,257,070	1,965,828
Total costs and expenses	10,260,086	8,805,903
Operating profit	876,323	612,030
Investment income	265,295	70,049
Other nonoperating income, net	18,169	20,241
Earnings before income tax expense	1,159,787	702,320
Income tax expense	242,203	128,294
Net earnings	$917,584	574,026
Weighted average shares outstanding	698,843	712,605
Earnings per share	$1.31	0.81

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)
(Unaudited)

	Three Months Ended
	September 26, 2020	September 28, 2019
Net earnings	$917,584	574,026
Other comprehensive earnings:
Unrealized gain on debt securities net of income taxes of $1,860 and $6,776 in 2020 and 2019, respectively.	5,456	22,131
Reclassification adjustment for net realized gain on debt securities net of income taxes of $(1,254) and $(149) in 2020 and 2019, respectively.	(3,678)	(439)
Adjustment to postretirement benefit obligation net of income taxes of $277 in 2020.	814	—
Comprehensive earnings	$920,176	595,718

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Revenues:
Sales	$33,669,740	28,366,021
Other operating income	242,183	258,938
Total revenues	33,911,923	28,624,959
Costs and expenses:
Cost of merchandise sold	24,196,259	20,619,057
Operating and administrative expenses	6,610,685	5,857,859
Total costs and expenses	30,806,944	26,476,916
Operating profit	3,104,979	2,148,043
Investment income	608,913	582,378
Other nonoperating income, net	31,923	56,836
Earnings before income tax expense	3,745,815	2,787,257
Income tax expense	793,841	571,203
Net earnings	$2,951,974	2,216,054
Weighted average shares outstanding	702,879	715,053
Earnings per share	$4.20	3.10

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)
(Unaudited)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Net earnings	$2,951,974	2,216,054
Other comprehensive earnings:
Unrealized gain on debt securities net of income taxes of $43,620 and $46,885 in 2020 and 2019, respectively.	127,951	139,782
Reclassification adjustment for net realized gain on debt securities net of income taxes of $(2,591) and $(36) in 2020 and 2019, respectively.	(7,599)	(109)
Adjustment to postretirement benefit obligation net of income taxes of $833 in 2020.	2,443	—
Comprehensive earnings	$3,074,769	2,355,727

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)
(Unaudited)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Cash received from customers	$33,730,192	28,478,388
Cash paid to employees and suppliers	(28,969,545)	(25,061,839)
Income taxes paid	(613,861)	(361,130)
Self-insured claims paid	(272,717)	(288,782)
Dividends and interest received	181,287	159,812
Other operating cash receipts	238,978	255,608
Other operating cash payments	(14,414)	(15,069)
Net cash provided by operating activities	4,279,920	3,166,988
Cash flows from investing activities:
Payment for capital expenditures	(894,319)	(885,386)
Proceeds from sale of property, plant and equipment	3,862	7,561
Payment for investments	(4,239,533)	(2,214,737)
Proceeds from sale and maturity of investments	2,238,071	1,813,477
Net cash used in investing activities	(2,891,919)	(1,279,085)
Cash flows from financing activities:
Payment for acquisition of common stock	(1,091,145)	(814,306)
Proceeds from sale of common stock	194,894	233,395
Dividends paid	(661,606)	(615,549)
Repayment of long-term debt	(8,600)	(7,427)
Other, net	17,872	10,730
Net cash used in financing activities	(1,548,585)	(1,193,157)
Net (decrease) increase in cash and cash equivalents	(160,584)	694,746
Cash and cash equivalents at beginning of period	763,382	599,264
Cash and cash equivalents at end of period	$602,798	1,294,010

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)
(Unaudited)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,951,974	2,216,054
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	545,180	534,747
Increase in last-in, first out (LIFO) reserve	32,449	30,788
Retirement contributions paid or payable in common stock	308,387	295,407
Deferred income taxes	(6,772)	120,713
Loss on disposal and impairment of long-lived assets	90,686	5,775
Gain on investments	(460,674)	(446,852)
Net amortization of investments	36,077	33,102
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(40,411)	(18,633)
Inventories	(133,183)	57,259
Other assets	100,693	47,293
Accounts payable and accrued expenses	773,652	264,323
Federal and state income taxes	73,103	27,863
Other liabilities	8,759	(851)
Total adjustments	1,327,946	950,934
Net cash provided by operating activities	$4,279,920	3,166,988

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
2020
Balances at December 28, 2019	$706,552	3,758,066	12,317,478	—	81,289	(3,259,230)	13,604,155
Comprehensive earnings	—	—	667,335	—	(138,494)	—	528,841
Dividends, $0.30 per share	—	—	(211,847)	—	—	—	(211,847)
Contribution of 7,398 shares to retirement plan	4,977	242,724	—	114,054	—	—	361,755
Acquisition of 9,142 shares from stockholders	—	—	—	(442,509)	—	—	(442,509)
Sale of 2,239 shares to stockholders	107	5,179	—	104,062	—	—	109,348
Change for ESOP related shares	—	—	—	—	—	(444,014)	(444,014)
Balances at March 28, 2020	711,636	4,005,969	12,772,966	(224,393)	(57,205)	(3,703,244)	13,505,729
Comprehensive earnings	—	—	1,367,055	—	258,697	—	1,625,752
Dividends, $0.32 per share	—	—	(225,495)	—	—	—	(225,495)
Acquisition of 6,714 shares from stockholders	—	—	—	(332,605)	—	—	(332,605)
Sale of 492 shares to stockholders	—	—	—	24,476	—	—	24,476
Change for ESOP related shares	—	—	—	—	—	136,540	136,540
Balances at June 27, 2020	711,636	4,005,969	13,914,526	(532,522)	201,492	(3,566,704)	14,734,397
Comprehensive earnings	—	—	917,584	—	2,592	—	920,176
Dividends, $0.32 per share	—	—	(224,264)	—	—	—	(224,264)
Acquisition of 5,859 shares from stockholders	—	—	—	(316,031)	—	—	(316,031)
Sale of 1,141 shares to stockholders	—	—	—	61,070	—	—	61,070
Change for ESOP related shares	—	—	—	—	—	52,304	52,304
Balances at September 26, 2020	$711,636	4,005,969	14,607,846	(787,483)	204,084	(3,514,400)	15,227,652

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

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business and the impact of the coronavirus pandemic, the results of operations for the three and nine months ended September 26, 2020 are not necessarily indicative of the results for the entire 2020 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019.
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
(2)Fair Value of Financial Instruments
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
Following is a summary of fair value measurements for investments as of September 26, 2020 and December 28, 2019:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
September 26, 2020	$10,816,227	1,780,018	9,036,209	—
December 28, 2019	8,426,385	2,028,547	6,397,838	—

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)Investments
(a)Debt Securities
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
Following is a summary of debt securities as of September 26, 2020 and December 28, 2019:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
September 26, 2020
Tax exempt bonds	$596,669	9,110	136	605,643
Taxable bonds	7,478,037	276,735	7,898	7,746,874
Restricted investments	167,603	15,659	—	183,262
	$8,242,309	301,504	8,034	8,535,779
December 28, 2019
Tax exempt bonds	$767,931	3,429	130	771,230
Taxable bonds	5,002,036	120,132	1,443	5,120,725
Restricted investments	169,983	10,101	—	180,084
	$5,939,950	133,662	1,573	6,072,039
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The cost and fair value of debt securities by expected maturity as of September 26, 2020 and December 28, 2019 are as follows:

	September 26, 2020		December 28, 2019
	Cost	Fair Value	Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$645,524	650,446	437,236	438,105
Due after one year through five years	5,089,321	5,277,428	3,836,333	3,900,904
Due after five years through ten years	2,503,518	2,603,665	1,661,143	1,727,594
Due after ten years	3,946	4,240	5,238	5,436
	$8,242,309	8,535,779	5,939,950	6,072,039
The Company had no debt securities with credit losses as of September 26, 2020.
Following is a summary of debt securities with other unrealized losses by the time period impaired as of September 26, 2020 and December 28, 2019:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
September 26, 2020
Tax exempt bonds	$29,415	136	—	—	29,415	136
Taxable bonds	1,420,268	7,898	—	—	1,420,268	7,898
	$1,449,683	8,034	—	—	1,449,683	8,034
December 28, 2019
Tax exempt bonds	$48,462	11	99,976	119	148,438	130
Taxable bonds	573,315	888	197,641	555	770,956	1,443
	$621,777	899	297,617	674	919,394	1,573
There are 73 debt securities contributing to the total unrealized losses of $8,034,000 as of September 26, 2020. Unrealized losses related to debt securities are primarily due to increases in interest rates that occurred since the debt securities were purchased. The Company continues to receive scheduled principal and interest payments on these debt securities.
(b)Equity Securities
Equity securities are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). The fair value of equity securities was $2,280,448,000 and $2,354,346,000 as of September 26, 2020 and December 28, 2019, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c)Investment Income
Net realized gain on investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. The net realized gain on investments excludes the net gain or loss on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately in the following table.
Following is a summary of investment income for the three and nine months ended September 26, 2020 and September 28, 2019:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(Amounts are in thousands)
Interest and dividend income	$47,061	46,796	148,239	135,526
Net realized gain on investments	109,132	33,798	217,596	104,242
	156,193	80,594	365,835	239,768
Fair value adjustment, due to net unrealized gain (loss), on equity securities held at end of period	130,637	(26,936)	340,618	292,381
Net (gain) loss on sale of equity securities previously recognized through fair value adjustment	(21,535)	16,391	(97,540)	50,229
	$265,295	70,049	608,913	582,378

(4)Consolidation of Joint Ventures and Long-Term Debt
From time to time, the Company enters into a joint venture (JV), in the legal form of a limited liability company, with certain real estate developers to partner in the development of a shopping center with the Company as the anchor tenant. The Company consolidates certain of these JVs in which it has a controlling financial interest. As of September 26, 2020, the carrying amounts of the assets and liabilities of the consolidated JVs were $206,752,000 and $84,484,000, respectively. As of December 28, 2019, the carrying amounts of the assets and liabilities of the consolidated JVs were $154,659,000 and $78,472,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2020 and 2019 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during the nine months ended September 26, 2020 and September 28, 2019. Maturities of JV loans range from January 2021 through April 2027 and have variable interest rates based on a LIBOR index plus 175 to 250 basis points. Maturities of assumed shopping center loans range from December 2020 through January 2027 and have fixed interest rates ranging from 3.7% to 7.5%.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $405,225,000 and $287,328,000 as of September 26, 2020 and December 28, 2019, respectively. The cost of the shares held by the ESOP totaled $3,109,175,000 and $2,971,902,000 as of September 26, 2020 and December 28, 2019, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $3,514,400,000 and $3,259,230,000 as of September 26, 2020 and December 28, 2019, respectively. The fair value of the shares held by the ESOP totaled $9,542,277,000 and $8,585,189,000 as of September 26, 2020 and December 28, 2019, respectively.
(6)Accumulated Other Comprehensive Earnings (Losses)
A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the three months ended September 26, 2020 and September 28, 2019 is as follows:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in thousands)
2020
Balances at June 27, 2020	$217,080	(15,588)	201,492
Unrealized gain on debt securities	5,456	—	5,456
Net realized gain on debt securities reclassified to investment income	(3,678)	—	(3,678)
Adjustment to postretirement benefit obligation	—	814	814
Net other comprehensive earnings	1,778	814	2,592
Balances at September 26, 2020	$218,858	(14,774)	204,084

2019
Balances at June 29, 2019	$68,948	(6,729)	62,219
Unrealized gain on debt securities	22,131	—	22,131
Net realized gain on debt securities reclassified to investment income	(439)	—	(439)
Net other comprehensive earnings	21,692	—	21,692
Balances at September 28, 2019	$90,640	(6,729)	83,911

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the nine months ended September 26, 2020 and September 28, 2019 is as follows:

	Investments	Postretirement Benefits	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in thousands)
2020
Balances at December 28, 2019	$98,506	(17,217)	81,289
Unrealized gain on debt securities	127,951	—	127,951
Net realized gain on debt securities reclassified to investment income	(7,599)	—	(7,599)
Adjustment to postretirement benefit obligation	—	2,443	2,443
Net other comprehensive earnings	120,352	2,443	122,795
Balances at September 26, 2020	$218,858	(14,774)	204,084

2019
Balances at December 29, 2018	$(49,033)	(6,729)	(55,762)
Unrealized gain on debt securities	139,782	—	139,782
Net realized gain on debt securities reclassified to investment income	(109)	—	(109)
Net other comprehensive earnings	139,673	—	139,673
Balances at September 28, 2019	$90,640	(6,729)	83,911

(7)Subsequent Event
On October 1, 2020, the Company declared a quarterly dividend on its common stock of $0.32 per share or $222,700,000, payable November 2, 2020 to stockholders of record as of the close of business October 15, 2020.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is engaged in the retail food industry and as of September 26, 2020 operated 1,251 supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. For the nine months ended September 26, 2020, 21 supermarkets were opened (including five replacement supermarkets) and 104 supermarkets were remodeled. Nine supermarkets were closed during the period. The replacement supermarkets that opened during the nine months ended September 26, 2020 replaced one supermarket closed during the same period and four supermarkets closed during a previous period. Three of the supermarkets closed in 2020 will be replaced on site in a subsequent period and five supermarkets will not be replaced. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Coronavirus Pandemic Impact
On March 13, 2020, the coronavirus pandemic was declared a national emergency. The coronavirus pandemic resulted in national, state and local authorities mandating or recommending isolation measures for large portions of the population, including mandatory business restrictions and closures. These measures, which were necessary to slow the spread of the virus and protect lives, resulted in significant job losses and are expected to have serious adverse impacts on domestic and foreign economies for an unknown length of time. The effect of economic stabilization efforts, including government payments to affected citizens and industries, is uncertain.
The Company has been classified as an essential business in all locations in which it operates and has remained open to serve the needs of its customers. It is a priority of the Company to continue to serve its customers in a way that protects the health and safety of its employees and customers. The Company estimates that its sales for the three and nine months ended September 26, 2020 increased approximately $1.25 billion and $3.75 billion, respectively, due to the impact of the coronavirus pandemic. The Company incurred additional payroll related, transportation and other costs to meet the significant sales demand and protect the health and safety of its employees and customers. The profit on the incremental sales resulting from increased customer purchases of food and cleaning supplies more than offset the additional costs incurred. The future impact of the coronavirus pandemic is uncertain and difficult to predict.
Results of Operations
Sales
Sales for the three months ended September 26, 2020 were $11.1 billion as compared with $9.3 billion for the three months ended September 28, 2019, an increase of $1,708.8 million or 18.3%. The increase in sales for the three months ended September 26, 2020 as compared with the three months ended September 28, 2019 was primarily due to the impact of the coronavirus pandemic. The Company estimates that its sales for the three months ended September 26, 2020 increased approximately $1.25 billion or 13.4% due to the impact of the coronavirus pandemic. Comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets) for the three months ended September 26, 2020 increased 16.5% primarily due to the impact of the coronavirus pandemic. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months.
Sales for the nine months ended September 26, 2020 were $33.7 billion as compared with $28.4 billion for the nine months ended September 28, 2019, an increase of $5,303.7 million or 18.7%. The increase in sales for the nine months ended September 26, 2020 as compared with the nine months ended September 28, 2019 was primarily due to the impact of the coronavirus pandemic. The Company estimates that its sales for the nine months ended September 26, 2020 increased approximately $3.75 billion or 13.2% due to the impact of the coronavirus pandemic. Comparable store sales for the nine months ended September 26, 2020 increased 16.9% primarily due to the impact of the coronavirus pandemic.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.6% and 26.8% for the three months ended September 26, 2020 and September 28, 2019, respectively. Gross profit as a percentage of sales was 28.1% and 27.3% for the nine months ended September 26, 2020 and September 28, 2019, respectively. The increase in gross profit as a percentage of sales for the three and nine months ended September 26, 2020 as compared with the three and nine months ended September 28, 2019 was primarily due to reduced shrink and volume driven efficiencies related to the impact of the coronavirus pandemic.

Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 20.4% and 21.0% for the three months ended September 26, 2020 and September 28, 2019, respectively. Operating and administrative expenses as a percentage of sales were 19.6% and 20.7% for the nine months ended September 26, 2020 and September 28, 2019, respectively. The decrease in operating and administrative expenses as a percentage of sales for the three and nine months ended September 26, 2020 as compared with the three and nine months ended September 28, 2019 was primarily due to volume driven efficiencies related to the impact of the coronavirus pandemic.
Operating profit
Operating profit as a percentage of sales was 7.9% and 6.6% for the three months ended September 26, 2020 and September 28, 2019, respectively. Operating profit as a percentage of sales was 9.2% and 7.6% for the nine months ended September 26, 2020 and September 28, 2019, respectively. The increase in operating profit as a percentage of sales for the three and nine months ended September 26, 2020 as compared with the three and nine months ended September 28, 2019 was primarily due to the increase in gross profit as a percentage of sales and the decrease in operating and administrative expenses as a percentage of sales.
Investment income
Investment income was $265.3 million and $70.0 million for the three months ended September 26, 2020 and September 28, 2019, respectively. Excluding the impact of net unrealized gains on equity securities in 2020 and net unrealized losses on equity securities in 2019, investment income would have been $156.2 million and $80.6 million for the three months ended September 26, 2020 and September 28, 2019, respectively. Excluding the impact of net unrealized gains and losses on equity securities, the increase in investment income for the three months ended September 26, 2020 as compared with the three months ended September 28, 2019 was primarily due to an increase in net realized gains on investment securities.
Investment income was $608.9 million and $582.4 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. Excluding the impact of net unrealized gains on equity securities in 2020 and 2019, investment income would have been $365.8 million and $239.8 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. Excluding the impact of net unrealized gains on equity securities, the increase in investment income for the nine months ended September 26, 2020 as compared with the nine months ended September 28, 2019 was primarily due to an increase in net realized gains on investment securities.
Income tax expense
The effective income tax rate was 20.9% and 18.3% for the three months ended September 26, 2020 and September 28, 2019, respectively. The effective income tax rate was 21.2% and 20.5% for the nine months ended September 26, 2020 and September 28, 2019, respectively. The increase in the effective income tax rate for the three and nine months ended September 26, 2020 as compared with the three and nine months ended September 28, 2019 was primarily due to the decreased impact of permanent deductions and credits due to the increase in earnings before income tax expense.
Net earnings
Net earnings were $917.6 million or $1.31 per share and $574.0 million or $0.81 per share for the three months ended September 26, 2020 and September 28, 2019, respectively. Net earnings as a percentage of sales were 8.3% and 6.1% for the three months ended September 26, 2020 and September 28, 2019, respectively. Excluding the impact of net unrealized gains on equity securities in 2020 and net unrealized losses on equity securities in 2019, net earnings would have been $836.2 million or $1.20 per share and 7.6% as a percentage of sales for the three months ended September 26, 2020 and $580.3 million or $0.81 per share and 6.2% as a percentage of sales for the three months ended September 28, 2019. Excluding the impact of net unrealized gains and losses on equity securities, the increase in net earnings as a percentage of sales for the three months ended September 26, 2020 as compared with the three months ended September 28, 2019 was primarily due to the impact of the coronavirus pandemic.
Net earnings were $2,952.0 million or $4.20 per share and $2,216.1 million or $3.10 per share for the nine months ended September 26, 2020 and September 28, 2019, respectively. Net earnings as a percentage of sales were 8.8% and 7.8% for the nine months ended September 26, 2020 and September 28, 2019, respectively. Excluding the impact of net unrealized gains on equity securities in 2020 and 2019, net earnings would have been $2,770.7 million or $3.94 per share and 8.2% as a percentage of sales for the nine months ended September 26, 2020 and $1,959.0 million or $2.74 per share and 6.9% as a percentage of sales for the nine months ended September 28, 2019. Excluding the impact of net unrealized gains on equity securities, the increase in net earnings as a percentage of sales for the nine months ended September 26, 2020 as compared with the nine months ended September 28, 2019 was primarily due to the impact of the coronavirus pandemic.

Non-GAAP Financial Measures
In addition to reporting financial results for the three and nine months ended September 26, 2020 and September 28, 2019 in accordance with GAAP, the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations. Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for the three and nine months ended September 26, 2020 and September 28, 2019:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(amounts are in millions, except per share amounts)
Net earnings	$917.6	574.0	2,952.0	2,216.1
Fair value adjustment, due to net unrealized (gain) loss, on equity securities held at end of period	(130.6)	26.9	(340.6)	(292.4)
Net gain (loss) on sale of equity securities previously recognized through fair value adjustment	21.5	(16.4)	97.5	(50.2)
Income tax expense (benefit) (1)	27.7	(4.2)	61.8	85.5
Net earnings excluding impact of fair value adjustment	$836.2	580.3	2,770.7	1,959.0
Weighted average shares outstanding	698.8	712.6	702.9	715.1
Earnings per share excluding impact of fair value adjustment	$1.20	0.81	3.94	2.74
(1)Income tax expense (benefit) is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $11,419.0 million as of September 26, 2020, as compared with $9,189.8 million as of December 28, 2019 and $8,892.7 million as of September 28, 2019. The increase from the third quarter of 2019 to the third quarter of 2020 was primarily due to increased sales from the coronavirus pandemic.
Net cash provided by operating activities
Net cash provided by operating activities was $4,279.9 million and $3,167.0 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. The increase in net cash provided by operating activities for the nine months ended September 26, 2020 as compared with the nine months ended September 28, 2019 was primarily due to increased sales from the coronavirus pandemic, the normal lag in payments for merchandise related to the increased sales and the deferral of 2020 payroll tax payments under a coronavirus tax relief provision.
Net cash used in investing activities
Net cash used in investing activities was $2,891.9 million and $1,279.1 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. The primary use of net cash in investing activities for the nine months ended September 26, 2020 was funding capital expenditures and net increases in investment securities. Capital expenditures for the nine months ended September 26, 2020 totaled $894.3 million. These expenditures were incurred in connection with the opening of 21 supermarkets (including five replacement supermarkets) and the remodeling of 104 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress and new or enhanced information technology hardware and software. For the nine months ended September 26, 2020, the payment for investments, net of the proceeds from the sale and maturity of investments, was $2,001.5 million.
Net cash used in financing activities
Net cash used in financing activities was $1,548.6 million and $1,193.2 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $896.3 million and $580.9 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $661.6 million or $0.94 per share and $615.5 million or $0.86 per share during the nine months ended September 26, 2020 and September 28, 2019, respectively.
Capital expenditures projection
Capital expenditures for the remainder of 2020 are expected to be approximately $400 million, primarily related to new supermarkets, remodeling existing supermarkets, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
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
Item 4.    Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
On March 13, 2020, the coronavirus pandemic was declared a national emergency. The coronavirus pandemic resulted in national, state and local authorities mandating or recommending isolation measures for large portions of the population, including mandatory business restrictions and closures. These measures, which were necessary to slow the spread of the virus and protect lives, resulted in significant job losses and are expected to have serious adverse impacts on domestic and foreign economies for an unknown length of time. The effect of economic stabilization efforts, including government payments to affected citizens and industries, is uncertain.
The Company’s operations may be adversely impacted by the fear of exposure to or actual effects of the coronavirus. These impacts may include:
•operating cost increases due to changes in customer demand, changes in supermarket processes or increased government regulation;
•delays in the timing of remodels and opening new supermarkets;
•reduced workforce due to illness, quarantine or government mandates impacting the Company’s supermarket, distribution, manufacturing and support operations;
•temporary supermarket closings or reduced hours of operation due to reduced workforce, enhanced cleaning processes, increased stocking or government mandates;
•supply chain risks from goods produced in areas of significant coronavirus outbreak or disruption from suppliers due to financial or operational difficulties;
•reduction in travel, tourism or consumer spending due to government recommendations or mandates, fear of exposure to the coronavirus or adverse economic conditions;
•changes in customer demand from discretionary or higher priced products to lower priced products; or
•uncertainty as to future operations of tenants in Company owned shopping centers due to adverse economic conditions.
The future impact of the coronavirus pandemic is uncertain and difficult to predict and could adversely affect the Company’s financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended September 26, 2020 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 28, 2020 through August 1, 2020	561	$50.10	N/A	N/A
August 2, 2020 through August 29, 2020	3,813	54.35	N/A	N/A
August 30, 2020 through September 26, 2020	1,485	54.35	N/A	N/A
Total	5,859	$53.94	N/A	N/A
(1)Common stock is made available for sale by the Company only to its current employees and members of its Board of Directors through the ESPP and Directors Plan and to participants of the 401(k) Plan. In addition, common stock is provided to employees through the ESOP. The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, Directors Plan, 401(k) Plan and ESOP each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company.
The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended September 26, 2020 required to be disclosed in the last two columns of the table.
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
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101    The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 26, 2020 is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date:	November 2, 2020	/s/ Merriann M. Metz
Merriann M. Metz, Secretary

Date:	November 2, 2020	/s/ David P. Phillips
David P. Phillips, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)