Form 10-K
period 2020-12-26
PUBLIX SUPER MARKETS INC
filed 2021-03-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2020
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
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes                No    X
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $19,947,149,000 as of June 26, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter.
The number of shares of the Registrant’s common stock outstanding as of February 2, 2021 was 689,647,000.
Documents Incorporated By Reference
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Proxy Statement solicited for the 2021 Annual Meeting of Stockholders to be held on April 13, 2021.

PART I
Item 1. Business
Publix Super Markets, Inc. and its wholly owned subsidiaries (Company) are in the business of operating retail food supermarkets in Florida, Georgia, Alabama, South Carolina, North Carolina, Tennessee and Virginia. The Company was founded in 1930 and later merged into another corporation that was originally incorporated in 1921. The Company has no other significant lines of business or industry segments.
Merchandising and manufacturing
The Company sells a variety of merchandise which includes grocery (including dairy, produce, floral, deli, bakery, meat and seafood), health and beauty care, general merchandise, pharmacy and other products and services. This merchandise includes nationally advertised and private label brands as well as unbranded products such as produce, meat and seafood. Private label items are produced in the Company’s dairy, bakery and deli manufacturing facilities or are manufactured for the Company by suppliers. The Company receives the food and nonfood products it sells from many sources. The Company believes its sources of supply for these products and the raw materials used in manufacturing are adequate for its needs and that it is not dependent upon a single supplier or relatively few suppliers. Merchandise is delivered to the supermarkets through Company distribution centers or directly from suppliers and is generally available in sufficient quantities to enable the Company to satisfy its customers. The cost of merchandise delivered to the supermarkets through the Company’s distribution centers is approximately 76% of the total product costs. The coronavirus pandemic has impacted the Company’s sources of supply, product mix and the availability of certain products. However, the Company has generally been able to secure alternative sources of supply to serve the needs of its customers. The future impact of the coronavirus pandemic on sources of supply, product mix and customer demand is uncertain and difficult to predict.
Store operations
The Company operated 1,264 supermarkets at the end of 2020, compared with 1,239 at the beginning of the year. In 2020, 39 supermarkets were opened (including nine replacement supermarkets) and 154 supermarkets were remodeled. Fourteen supermarkets were closed during the period. The replacement supermarkets that opened in 2020 replaced four supermarkets closed in 2020 and five supermarkets closed in a previous period. Five supermarkets closed in 2020 will be replaced on site in a subsequent period and five supermarkets will not be replaced. Net new supermarkets added 1.2 million square feet in 2020, an increase of 2.1%. At the end of 2020, the Company had 816 supermarkets located in Florida, 191 in Georgia, 79 in Alabama, 63 in South Carolina, 49 in North Carolina, 47 in Tennessee and 19 in Virginia. Also, at the end of 2020, the Company had 20 supermarkets under construction in Florida, four in Georgia, three in Tennessee, two in Alabama and two in South Carolina.
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
Working capital
The Company’s working capital at the end of 2020 consisted of $4,417.8 million in current assets and $4,366.8 million in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flows from operating activities presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.
Seasonality
The historical influx of winter residents to Florida and increased purchases of products during the traditional Thanksgiving, Christmas and Easter holidays typically result in seasonal sales increases from November to April of each year. However, the impact of the coronavirus pandemic on travel, tourism and consumer spending may affect the Company’s seasonal sales.
Human Capital Resources
The Company is the largest employee-owned company in the U.S. with 227,000 employees at the end of 2020. The Company is dedicated to the dignity, value and employment security of its employees and recognizes they are its most important asset and primary competitive advantage. The Company considers its employee relations to be good.
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

Government regulation
The Company is subject to federal, state and local laws and regulations, including environmental laws and regulations that govern activities that may have adverse environmental effects and impose liabilities for the costs of contamination cleanup and damages arising from sites of past spills, disposals or other releases of hazardous materials. The Company may be held responsible for the remediation of environmental conditions regardless of whether the Company leases, subleases or owns the supermarkets or other facilities and regardless of whether such environmental conditions were created by the Company or a prior owner or tenant. In addition to environmental laws and regulations, the Company is subject to federal, state and local laws and regulations relating to, among other things, product labeling and safety, zoning, land use, workplace safety, public health, accessibility and restrictions on the sale of various products, including alcoholic beverages, tobacco and drugs. The Company is also subject to laws and regulations governing its relationship with employees, including minimum wage requirements, overtime, working conditions, disabled access and work permit requirements. Compliance with these laws and regulations had no material effect on capital expenditures, results of operations or the competitive position of the Company.
Company information
The Company’s Annual Reports on Form 10-K, Proxy Statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports may be obtained electronically, free of charge, through the Company’s website at corporate.publix.com/stock.
Item 1A. Risk Factors
In addition to the other information contained in this Annual Report on Form 10-K (Annual Report), the following risk factors should be considered carefully in evaluating the Company’s business. The Company’s financial condition and results of operations could be materially and adversely affected by any of these risks.
Industry and Economic Risks
Unfavorable impacts of the coronavirus pandemic or any future public health crisis on operations, customers, employees, suppliers and tenants could adversely affect the Company.
On March 13, 2020, the coronavirus pandemic was declared a national emergency. The coronavirus pandemic resulted in national, state and local authorities mandating or recommending isolation and other preventative measures for large portions of the population, including mandatory business restrictions and closures. These measures, which were necessary to slow the spread of the virus and protect lives, resulted in significant job losses and are expected to continue to have serious adverse impacts on domestic and foreign economies for an unknown length of time. The effects of economic stabilization efforts, including government payments to affected citizens and industries, remains uncertain.
The Company’s operations may be adversely impacted by the fear of exposure to or actual effects of the coronavirus. These impacts include:
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
The extent to which the coronavirus pandemic will continue to impact the Company will depend on future developments, which remain highly uncertain and difficult to predict, including the scope, severity and duration of the pandemic, the speed and effectiveness of the vaccine and treatment development and delivery, the direct and indirect economic effects of the pandemic and potential changes in consumer behavior, among others. The future impact of the coronavirus pandemic could adversely affect the Company’s financial condition and results of operations.
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
Adverse economic and other conditions that impact consumer spending could adversely affect the Company.
The Company’s results of operations are sensitive to changes in general economic conditions that impact consumer spending. Adverse economic conditions, including high unemployment, home foreclosures and weakness in the housing market, declines in the stock market and the instability of the credit markets, could cause a reduction in consumer spending. Other conditions that could reduce consumer spending include increases in tax, interest and inflation rates, increases in fuel and energy costs, increases in health care costs, the impact of natural disasters, public health crises or acts of terrorism, and other factors. Reductions in the level of consumer spending could cause changes in customer demand from discretionary or higher priced products to lower priced products or shift spending to lower priced competitors, which could adversely affect the Company’s financial condition and results of operations.
Business and Operational Risks
Increased operating costs could adversely affect the Company.
The Company’s operations tend to be more labor intensive than some of its competitors primarily due to the additional customer service offered in its supermarkets. Consequently, uncertain labor markets, mandated increases in the minimum wage or other benefits, increased wage rates by retailers and other labor market competitors, an increased proportion of full-time employees, increased costs of health care due to health insurance reform or other factors could result in increased labor costs and disproportionately impact the Company in comparison to some of its competitors. The inability to improve or manage operating costs, including labor, facilities or other non-product related costs, could adversely affect the Company’s financial condition and results of operations.
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
Information Security and Technology Risks
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
Self-insured Claims and Product Liability Risks
Changes in the factors affecting self-insured claims could adversely affect the Company.
Claims related to health care, employee benefits, workers’ compensation, general liability, property, plant and equipment, fleet liability and directors and officers liability are generally self-insured. The Company uses third party insurance in certain instances to partially mitigate the risk related to these potential losses. While the Company estimates its exposure for these claims and establishes reserves for the estimated liabilities, the actual liabilities could be in excess of these reserves. In addition, the frequency or severity of claims, litigation trends, benefit level changes, or catastrophic events involving property, plant and equipment losses could adversely affect the Company’s financial condition and results of operations.
Product liability claims, product recalls and the resulting unfavorable publicity could adversely affect the Company.
The distribution and sale of grocery, drug and other products purchased from suppliers or manufactured by the Company entails an inherent risk of product liability claims, product recalls and the resulting adverse publicity. Such products may contain contaminants and may be inadvertently sold by the Company. These contaminants may, in certain cases, result in illness, injury or death if processing at the consumer level, if applicable, does not eliminate the contaminants. Sale of contaminated products, even if inadvertent, may be a violation of law and may lead to a product recall and/or an increased risk of exposure to product liability claims asserted against the Company. If a product liability claim is successful and the Company does not have contractual indemnification available, the claim could have an adverse effect on the Company’s financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the adverse publicity surrounding any assertion that the Company’s products caused illness or injury could have an adverse effect on the Company’s reputation with existing and potential customers and on the Company’s financial condition and results of operations.
Legal and Regulatory Risks
Unfavorable changes in, failure to comply with or increased costs of complying with environmental laws and regulations could adversely affect the Company.
The Company is subject to federal, state and local laws and regulations that govern activities that may have adverse environmental effects and impose liabilities for the costs of contamination cleanup and damages arising from sites of past spills, disposals or other releases of hazardous materials. Under current environmental laws and regulations, the Company may be held responsible for the remediation of environmental conditions regardless of whether the Company leases, subleases or owns the supermarkets or other facilities and regardless of whether such environmental conditions were created by the Company or a prior owner or tenant. Environmental conditions relating to prior, existing or future sites may result in substantial remediation costs, business interruption or adverse publicity which could adversely affect the Company’s financial condition and results of operations. In addition, the increased focus on climate change, waste management and other environmental issues may result in new environmental laws or regulations that could result in increased compliance costs to the Company, directly or indirectly through its suppliers, which could adversely affect the Company’s financial condition and results of operations.
Unfavorable changes in, failure to comply with or increased costs of complying with laws and regulations could adversely affect the Company.
In addition to environmental laws and regulations, the Company is subject to federal, state and local laws and regulations relating to, among other things, product labeling and safety, zoning, land use, workplace safety, public health, accessibility and restrictions on the sale of various products, including alcoholic beverages, tobacco and drugs. The Company is also subject to laws and regulations governing its relationship with employees, including minimum wage requirements, overtime, working conditions, disabled access and work permit requirements. Increased costs of complying with existing, new or changes in laws and regulations could adversely affect the Company’s financial condition and results of operations.

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
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
At year end, the Company operated 59.6 million square feet of supermarket space. The Company’s supermarkets vary in size. Current supermarket prototypes range from 31,000 to 55,000 square feet. Supermarkets are often located in shopping centers where the Company is the anchor tenant. The majority of the Company’s supermarkets are leased. Initial lease terms are typically 20 years followed by five year renewal options. Both the building and land are owned at 361 locations. The building is owned while the land is leased at 79 other locations.
The Company supplies its supermarkets from nine primary distribution centers located in Lakeland, Miami, Jacksonville, Sarasota, Orlando, Deerfield Beach and Boynton Beach, Florida, Lawrenceville, Georgia and McCalla, Alabama. A new distribution center is currently under construction in Greensboro, North Carolina. The Company operates six manufacturing facilities, including three dairy plants located in Lakeland and Deerfield Beach, Florida and Lawrenceville, Georgia, two bakery plants located in Lakeland, Florida and Atlanta, Georgia and a deli plant located in Lakeland, Florida.
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
Item 4. Mine Safety Disclosures
Not applicable
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)Market Information
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

The market prices for the Company’s common stock for 2020 and 2019 were as follows:

	2020	2019
January - February	$47.10	42.70
March - April	48.90	42.85
May - July	50.10	44.75
August - October	54.35	44.10
November - December	57.95	47.10
(b)Approximate Number of Equity Security Holders
As of February 2, 2021, the approximate number of holders of record of the Company’s common stock was 205,000.
(c)Dividends
The Company paid quarterly dividends per share on its common stock in 2020 and 2019 as follows:

Quarter	2020	2019
First	$0.30	0.26
Second	0.32	0.30
Third	0.32	0.30
Fourth	0.32	0.30
	$1.26	1.16
Payment of dividends is within the discretion of the Board of Directors and depends on, among other factors, net earnings, capital requirements and the financial condition of the Company. However, the Company intends to continue to pay comparable dividends to stockholders in the future.
(d)Purchases of Equity Securities by the Issuer
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended December 26, 2020 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 27 - October 31, 2020	903	$54.35	N/A	N/A
November 1 - November 28, 2020	3,736	57.95	N/A	N/A
November 29 - December 26, 2020	1,443	57.95	N/A	N/A
Total	6,082	$57.42	N/A	N/A

____________________________
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
The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended December 26, 2020 required to be disclosed in the last two columns of the table.

(e)Performance Graph
The following performance graph sets forth the Company’s cumulative total stockholder return during the five years ended December 26, 2020, compared to the cumulative total return on the S&P 500 Index and a custom Peer Group Index including retail food supermarket companies.(1) The Peer Group Index is weighted based on the various companies’ market capitalization. The comparison assumes $100 was invested at the end of 2015 in the Company’s common stock and in each of the related indices and assumes reinvestment of dividends.
The Company’s common stock is valued as of the end of each fiscal quarter. After the end of a quarter, however, shares continue to be traded at the prior valuation until the new valuation is received. The cumulative total return for the companies represented in the S&P 500 Index and the custom Peer Group Index is based on those companies’ trading price as of the Company’s fiscal year end. The following performance graph is based on the Company’s trading price at fiscal year end based on its market price as of the prior fiscal quarter. For comparative purposes, a performance graph based on the Company’s fiscal year end valuation (market price as of March 1, 2021) is provided in the 2021 Proxy Statement. Past stock performance shown below is no guarantee of future performance.
Comparison of Five Year Cumulative Return Based Upon Fiscal Year End Trading Price

	2015	2016	2017	2018	2019	2020
Publix	$100.00	98.04	92.15	109.41	123.82	156.02
S&P 500	100.00	111.07	135.32	128.28	170.57	198.54
Peer Group (1)	100.00	92.99	85.62	95.06	101.63	111.48

___________________________
(1)Companies included in the Peer Group are Ahold Delhaize, Kroger and Weis Markets.

Item 6. Selected Financial Data

	2020	2019	2018	2017	2016 (1)
	(Amounts are in thousands, except per share amounts, ratios and number of supermarkets)
Sales:
Sales	$44,863,507	38,116,402	36,093,907	34,558,286	33,999,921
Percent change	17.7%	5.6%	4.4%	1.6%	5.1%
Comparable store sales percent change	16.0%	3.6%	2.1%	1.7%	1.9%
Earnings:
Gross profit (2)	$12,508,901	10,375,933	9,782,516	9,428,569	9,265,616
Earnings before income tax expense	$5,036,655	3,785,986	2,920,968	3,027,506	2,940,376
Net earnings	$3,971,838	3,005,395	2,381,167	2,291,894 (3)	2,025,688
Net earnings as a percent of sales	8.9%	7.9%	6.6%	6.6% (3)	6.0%
Common stock:
Weighted average shares outstanding	700,587	713,535	726,407	753,483	769,267
Earnings per share	$5.67	4.21	3.28	3.04 (3)	2.63
Dividends per share	$1.26	1.16	1.01	0.9125	0.8675
Financial data:
Capital expenditures	$1,228,387	1,141,118	1,350,089	1,429,059	1,443,827
Working capital	$50,952	226,886 (4)	804,641	942,607	1,574,464
Current ratio	1.01	1.06 (4)	1.27	1.30	1.53
Total assets	$28,094,077	24,507,120 (4)	18,982,516	18,183,506	17,386,458
Long-term obligations (including current portion)	$3,365,955	3,244,572 (4)	167,665	193,074	250,584
Common stock related to ESOP	$3,484,549	3,259,230	3,134,999	3,053,138	3,068,097
Total equity	$19,285,864	16,901,344	14,994,664	14,108,619	13,497,437
Supermarkets	1,264	1,239	1,211	1,167	1,136

Non-GAAP Financial Measures: (5)
Net earnings excluding impact of fair value adjustment	$3,689,204	2,615,572	2,517,493	N/A	N/A
Net earnings as a percent of sales excluding impact of fair value adjustment	8.2%	6.9%	7.0%	N/A	N/A
Earnings per share excluding impact of fair value adjustment	$5.27	3.67	3.47	N/A	N/A

___________________________
(1)Fiscal year 2016 includes 53 weeks. All other years include 52 weeks.
(2)Gross profit represents sales less cost of merchandise sold as reported in the consolidated statements of earnings.
(3)During 2017, the Company recorded the remeasurement of deferred income taxes due to the Tax Cuts and Jobs Act of 2017 (Tax Act). Excluding the impact of the Tax Act, net earnings would have been $2,067,699,000 or $2.74 per share and 6.0% as a percent of sales.
(4)In 2019, the Company adopted the Accounting Standards Update requiring the lease rights and obligations arising from existing and new lease agreements be recognized as assets and liabilities on the balance sheet.
(5)In addition to reporting financial results in accordance with U.S. generally accepted accounting principles (GAAP), the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). For a more detailed description of these measures, refer to Non-GAAP Financial Measures in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina, North Carolina, Tennessee and Virginia. The Company has no other significant lines of business or industry segments. As of December 26, 2020, the Company operated 1,264 supermarkets including 816 located in Florida, 191 in Georgia, 79 in Alabama, 63 in South Carolina, 49 in North Carolina, 47 in Tennessee and 19 in Virginia. In 2020, 39 supermarkets were opened (including nine replacement supermarkets) and 154 supermarkets were remodeled. During 2020, the Company opened 21 supermarkets in Florida, five in Georgia, four in North Carolina, four in Virginia, three in Alabama, one in South Carolina and one in Tennessee. Fourteen supermarkets were closed during the period. The replacement supermarkets that opened in 2020 replaced four supermarkets closed in 2020 and five supermarkets closed in a previous period. Five supermarkets closed in 2020 will be replaced on site in a subsequent period and five supermarkets will not be replaced. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
The Company sells a variety of merchandise to generate revenues. This merchandise includes grocery (including dairy, produce, floral, deli, bakery, meat and seafood), health and beauty care, general merchandise, pharmacy and other products and services. Merchandise includes nationally advertised and private label brands as well as unbranded products such as produce, meat and seafood. The Company’s private label brands play an important role in its merchandising strategy.
Profit is earned by selling merchandise at price levels that produce sales in excess of the cost of merchandise sold and operating and administrative expenses. The Company has generally been able to increase revenues and net earnings from year to year. Further, the Company has been able to meet its cash requirements from internally generated funds without the need for debt financing. The Company’s year end cash balances are impacted by its operating results as well as by capital expenditures, investment transactions, common stock repurchases and dividend payments.
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
Coronavirus Pandemic Impact
On March 13, 2020, the coronavirus pandemic was declared a national emergency. The coronavirus pandemic resulted in national, state and local authorities mandating or recommending isolation and other preventative measures for large portions of the population, including mandatory business restrictions and closures. These measures, which were necessary to slow the spread of the virus and protect lives, resulted in significant job losses and are expected to continue to have serious adverse impacts on domestic and foreign economies for an unknown length of time. The effects of economic stabilization efforts, including government payments to affected citizens and industries, remain uncertain.
The Company has been classified as an essential business in all locations in which it operates and has remained open to serve the needs of its customers. It remains a top priority of the Company to serve its customers in a way that protects the health and safety of its employees and customers. The Company estimates that its sales for 2020 increased approximately $4.6 billion due to the impact of the coronavirus pandemic. The Company incurred additional payroll related, transportation and other costs to meet the significant sales demand and protect the health and safety of its employees and customers. The profit on the incremental sales resulting from increased customer purchases of food and cleaning supplies more than offset the additional costs incurred. The future impact of the coronavirus pandemic is uncertain and difficult to predict.

Results of Operations
The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2020, 2019 and 2018 include 52 weeks.
Sales
Sales for 2020 were $44.9 billion as compared with $38.1 billion in 2019, an increase of $6,747.1 million or 17.7%. The increase in sales for 2020 as compared with 2019 was primarily due to the impact of the coronavirus pandemic. The Company estimates that its sales for 2020 increased approximately $4.6 billion or 12.1% due to the impact of the coronavirus pandemic. Comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets) for 2020 increased 16.0% primarily due to the impact of the coronavirus pandemic. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months.
Sales for 2019 were $38.1 billion as compared with $36.1 billion in 2018, an increase of $2,022.5 million or 5.6%. The increase in sales for 2019 as compared with 2018 was primarily due to new supermarket sales and a 3.6% increase in comparable store sales. Comparable store sales for 2019 increased primarily due to increased product costs.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.9%, 27.2% and 27.1% in 2020, 2019 and 2018, respectively. Excluding the last-in, first-out (LIFO) reserve effect of $19.8 million, $39.9 million and $24.2 million in 2020, 2019 and 2018, respectively, gross profit as a percentage of sales would have been 27.9%, 27.3% and 27.2% in 2020, 2019 and 2018, respectively. After excluding the LIFO reserve effect, the increase in gross profit as a percentage of sales for 2020 as compared with 2019 was primarily due to reduced shrink and volume driven efficiencies related to the impact of the coronavirus pandemic. After excluding the LIFO reserve effect, gross profit as a percentage of sales for 2019 as compared with 2018 remained relatively unchanged.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 19.7%, 20.6% and 20.3% in 2020, 2019 and 2018, respectively. The decrease in operating and administrative expenses as a percentage of sales for 2020 as compared with 2019 was primarily due to volume driven efficiencies related to the impact of the coronavirus pandemic. The increase in operating and administrative expenses as a percentage of sales for 2019 as compared with 2018 was primarily due to an increase in payroll costs as a percentage of sales.
Operating profit
Operating profit as a percentage of sales was 8.9% in 2020 and 7.6% in 2019 and 2018. The increase in operating profit as a percentage of sales for 2020 as compared with 2019 was primarily due to the increase in gross profit as a percentage of sales and the decrease in operating and administrative expenses as a percentage of sales.
Investment income
Investment income was $975.0 million, $814.4 million and $56.7 million in 2020, 2019 and 2018, respectively. Excluding the impact of net unrealized gains on equity securities in 2020 and 2019 and net unrealized losses on equity securities in 2018, investment income would have been $596.0 million, $291.7 million and $239.5 million for 2020, 2019 and 2018, respectively. Excluding the impact of net unrealized gains on equity securities, the increase in investment income for 2020 as compared with 2019 was primarily due to an increase in net realized gains on investments. Excluding the impact of net unrealized gains on equity securities in 2019 and net unrealized losses on equity securities in 2018, the increase in investment income for 2019 as compared with 2018 was primarily due to an increase in interest and dividend income.
Income tax expense
The effective income tax rate was 21.1%, 20.6% and 18.5% in 2020, 2019 and 2018, respectively. The increase in the effective income tax rate for 2020 as compared with 2019 was primarily due to the decreased impact of permanent deductions and credits due to the increase in earnings before income tax expense. The increase in the effective income tax rate for 2019 as compared with 2018 was primarily due to the impact of net unrealized gains on equity securities in 2019 compared with net unrealized losses on equity securities in 2018 and a decrease in investment related tax credits.

Net earnings
Net earnings were $3,971.8 million or $5.67 per share, $3,005.4 million or $4.21 per share and $2,381.2 million or $3.28 per share in 2020, 2019 and 2018, respectively. Net earnings as a percentage of sales were 8.9%, 7.9% and 6.6% in 2020, 2019 and 2018, respectively. Excluding the impact of net unrealized gains on equity securities in 2020 and 2019 and net unrealized losses on equity securities in 2018, net earnings would have been $3,689.2 million or $5.27 per share and 8.2% as a percentage of sales for 2020, $2,615.6 million or $3.67 per share and 6.9% as a percentage of sales for 2019 and $2,517.5 million or $3.47 per share and 7.0% as a percentage of sales for 2018. Excluding the impact of net unrealized gains on equity securities, the increase in net earnings as a percentage of sales for 2020 as compared with 2019 was primarily due to the impact of the coronavirus pandemic. Excluding the impact of net unrealized gains on equity securities in 2019 and net unrealized losses on equity securities in 2018, net earnings as a percentage of sales for 2019 as compared with 2018 remained relatively unchanged.
Non-GAAP Financial Measures
In addition to reporting financial results for 2020, 2019 and 2018 in accordance with U.S. generally accepted accounting principles (GAAP), the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations. Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for 2020, 2019 and 2018:

	2020	2019	2018
	(Amounts are in millions, except per share amounts)
Net earnings	$3,971.8	3,005.4	2,381.2
Fair value adjustment, due to net unrealized (gain) loss, on equity securities held at end of year	(554.6)	(472.5)	107.5
Net gain (loss) on sale of equity securities previously recognized through fair value adjustment	175.6	(50.2)	75.3
Income tax expense (benefit) (1)	96.4	132.9	(46.5)
Net earnings excluding impact of fair value adjustment	$3,689.2	2,615.6	2,517.5
Weighted average shares outstanding	700.6	713.5	726.4
Earnings per share excluding impact of fair value adjustment	$5.27	3.67	3.47
(1)Income tax expense (benefit) is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $11,961.7 million as of December 26, 2020, as compared with $9,189.8 million as of December 28, 2019. The increase was primarily due to increased sales as a result of the coronavirus pandemic.
Net cash provided by operating activities
Net cash provided by operating activities was $5,424.2 million, $4,024.4 million and $3,631.9 million in 2020, 2019 and 2018, respectively. The increase in net cash provided by operating activities for 2020 as compared with 2019 was primarily due to increased sales as a result of the coronavirus pandemic, the timing of payments for merchandise and the deferral of 2020 payroll tax payments under a coronavirus tax relief provision, partially offset by the increase in income taxes paid. The increase in net cash provided by operating activities for 2019 as compared with 2018 was primarily due to 2017 federal income tax payments extended to 2018 due to Hurricane Irma in 2017.
Net cash used in investing activities
Net cash used in investing activities was $3,428.5 million, $2,257.0 million and $1,742.8 million in 2020, 2019 and 2018, respectively. The primary use of net cash in investing activities for 2020 was funding capital expenditures and net increases in investments. Capital expenditures for 2020 totaled $1,228.4 million. These expenditures were incurred in connection with the opening of 39 supermarkets (including nine replacement supermarkets) and the remodeling of 154 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress and new or enhanced information technology hardware and software. In 2020, the payment for investments, net of the proceeds from the sale and maturity of investments, was $2,210.4 million. The primary use of net cash in investing activities for 2019 was funding capital expenditures and net increases in investments. Capital expenditures for 2019 totaled $1,141.1 million. These expenditures were incurred in connection with the opening of 35 supermarkets (including five replacement supermarkets) and the remodeling of 177 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, new or enhanced information technology hardware and software and the acquisition of shopping centers with the Company as the anchor tenant. In 2019, the payment for investments, net of the proceeds from the sale and maturity of investments, was $1,124.5 million.
Net cash used in financing activities
Net cash used in financing activities was $2,085.7 million, $1,603.3 million and $1,869.8 million in 2020, 2019 and 2018, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $1,190.5 million, $776.6 million and $1,097.9 million in 2020, 2019 and 2018, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the ESPP, Directors Plan, 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $884.4 million or $1.26 per share, $828.7 million or $1.16 per share and $734.5 million or $1.01 per share in 2020, 2019 and 2018, respectively.
Capital expenditures projection
Capital expenditures for 2021 are expected to be approximately $1,600 million, primarily related to new supermarkets, remodeling existing supermarkets, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
Cash requirements
In 2021, cash requirements for operations, capital expenditures, common stock repurchases and dividend payments are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

Contractual Obligations
Following is a summary of contractual obligations as of December 26, 2020:

	Payments Due by Period
	Total	2021	2022- 2023	2024- 2025	There- after
	(Amounts are in thousands)
Contractual obligations:
Operating leases (1)	$3,624,709	438,358	787,096	602,146	1,797,109
Finance leases (1)	351,967	32,962	51,042	34,388	233,575
Purchase obligations (2)(3)(4)	2,879,969	1,467,545	432,991	220,457	758,976
Other long-term liabilities:
Self-insurance reserves (5)	397,081	161,223	113,649	45,502	76,707
Accrued postretirement benefit cost	137,786	6,430	13,374	13,970	104,012
Long-term debt (6)	160,227	36,392	63,932	32,565	27,338
Other	43,454	27,291	757	652	14,754
Total	$7,595,193	2,170,201	1,462,841	949,680	3,012,471
Off-Balance Sheet Arrangements
The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations or cash flows.

____________________________
(1)For a more detailed description of the operating and finance lease obligations, refer to Note 4 Leases in the Notes to Consolidated Financial Statements.
(2)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable within 30 days without penalty.
(3)As of December 26, 2020, the Company had outstanding $9.1 million in trade letters of credit and $3.7 million in standby letters of credit to support certain of these purchase obligations.
(4)Purchase obligations include $1,019.4 million in real estate taxes, insurance and maintenance commitments related to operating and finance leases. The actual amounts to be paid may be variable and have been estimated based on current costs. Purchase obligations also include $359.5 million in lease agreements that have not yet commenced.
(5)As of December 26, 2020, the Company maintained restricted investments in the amount of $182.1 million primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves.
(6)For a more detailed description of the long-term debt obligations, refer to Note 5 Consolidation of Joint Ventures and Long-Term Debt in the Notes to Consolidated Financial Statements.

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
Forward-Looking Statements
Certain information provided by the Company in this Annual Report may be forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Forward-looking information includes statements about the future performance of the Company and is based on management’s assumptions and beliefs in light of the information currently available to them, including as it relates to the coronavirus pandemic. When used, the words “plan,” “estimate,” “project,” “intend,” “expect,” “believe,” “will” and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to, the following: competitive practices and pricing in the food and drug industries generally and particularly in the Company’s principal markets; results of programs to increase sales, including private label sales; results of programs to control or reduce costs; changes in buying, pricing and promotional practices; changes in shrink management; changes in the general economy, including the economic downturn associated with the coronavirus pandemic; changes in consumer spending; changes in population, employment and job growth in the Company’s principal markets; impacts of a public health crisis or other significant catastrophic event, such as the coronavirus pandemic; impacts of an intrusion into, compromise of or disruption in the Company’s information technology systems; and other factors affecting the Company’s business within or beyond the Company’s control. These factors include changes in the rate of inflation, changes in federal, state and local laws and regulations, adverse determinations with respect to litigation or other claims, ability to recruit and retain employees, increases in operating costs including, but not limited to, labor costs, credit card fees and utility costs, particularly electric rates, ability to construct new supermarkets or complete remodels as rapidly as planned and stability of product costs. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Except as may be required by applicable law, the Company assumes no obligation to publicly update these forward-looking statements.

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
Debt securities are subject to interest rate risk and credit risk. Debt securities held by the Company at year end primarily consisted of corporate, state and municipal bonds with high credit ratings; therefore, the Company believes the credit risk is low. The Company believes a 50 basis point increase in interest rates would result in an immaterial unrealized loss on its debt securities. Since the Company does not intend to sell its debt securities or will likely not be required to sell its debt securities prior to any anticipated recovery, such a hypothetical temporary unrealized loss would impact comprehensive earnings, but not earnings or cash flows.
Equity securities are subject to equity price risk that results from fluctuations in quoted market prices as of the balance sheet date. Market price fluctuations may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Due to equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings, fluctuations in quoted market prices for equity securities will impact earnings. A decrease of 10% in the value of the Company’s equity securities would result in an unrealized loss of approximately $210 million recognized in earnings, but would not impact cash flows.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule
Page
Report of Independent Registered Public Accounting Firm	16

Consolidated Financial Statements:

Consolidated Balance Sheets – December 26, 2020 and December 28, 2019	18

Consolidated Statements of Earnings – Years ended December 26, 2020, December 28, 2019 and December 29, 2018	20

Consolidated Statements of Comprehensive Earnings – Years ended December 26, 2020, December 28, 2019 and December 29, 2018	21

Consolidated Statements of Cash Flows – Years ended December 26, 2020, December 28, 2019 and December 29, 2018	22

Consolidated Statements of Stockholders’ Equity – Years ended December 26, 2020, December 28, 2019 and December 29, 2018	24

Notes to Consolidated Financial Statements	25

The following consolidated financial statement schedule of the Company for the years ended December 26, 2020, December 28, 2019 and December 29, 2018 is submitted herewith:

Schedule II – Valuation and Qualifying Accounts	40

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Publix Super Markets, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries (the Company) as of December 26, 2020 and December 28, 2019, the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended December 26, 2020, and the related notes and the financial statement schedule listed in the accompanying index (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 26, 2020, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 4(a) to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 30, 2018 due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of self-insurance reserves
As discussed in Note 1(k) to the consolidated financial statements, the Company estimates its self-insurance reserves for workers’ compensation and general liability exposures by considering historical claims experience and actuarial analyses using actuarial assumptions and generally accepted actuarial methods. The self-insurance reserves balance as of December 26, 2020 of $397 million includes the self-insurance reserves related to workers’ compensation and general liability. The Company engages actuaries to estimate its workers’ compensation and general liability self-insurance reserves at least annually.
We identified the evaluation of the Company’s workers’ compensation and general liability self-insurance reserves as a critical audit matter because of the specialized skills necessary to evaluate the Company’s key assumption, the loss development factors, and the selection of the actuarial projections derived from various actuarial methods.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the workers’ compensation and general liability actuarial projections. This included controls related to the loss development factors used to estimate the actuarial projections and the selection of the actuarial projections derived from various actuarial methods. We involved actuarial professionals with specialized skills and knowledge who assisted in:
•Assessing the actuarial models used by the Company for consistency with generally accepted actuarial standards;
•Evaluating the Company’s ability to estimate self-insurance reserves by comparing its historical estimates with actual incurred losses; and
•Evaluating the key assumption, the loss development factors, and actuarial projections by developing an independent expectation of the workers’ compensation and general liability self-insurance reserves and comparing them to the amounts recorded by the Company.
/s/ KPMG LLP
We have served as the Company’s auditor since 1961.
Tampa, Florida
March 1, 2021

PUBLIX SUPER MARKETS, INC.
Consolidated Balance Sheets
December 26, 2020 and
December 28, 2019

	2020	2019
ASSETS	(Amounts are in thousands)
Current assets:
Cash and cash equivalents	$673,483	763,382
Short-term investments	682,965	438,105
Trade receivables	917,531	737,093
Inventories	2,033,792	1,913,310
Prepaid expenses	110,025	75,710
Total current assets	4,417,796	3,927,600
Long-term investments	10,605,234	7,988,280
Other noncurrent assets	415,103	441,938
Operating lease right-of-use assets	2,965,424	2,964,780
Property, plant and equipment:
Land	2,059,274	1,984,400
Buildings and improvements	6,379,852	5,948,039
Furniture, fixtures and equipment	5,796,442	5,477,534
Leasehold improvements	1,764,326	1,660,164
Construction in progress	257,099	152,272
	16,256,993	15,222,409
Accumulated depreciation	(6,566,473)	(6,037,887)
Net property, plant and equipment	9,690,520	9,184,522
	$28,094,077	24,507,120

See accompanying notes to consolidated financial statements.

	2020	2019
LIABILITIES AND EQUITY	(Amounts are in thousands, except par value)
Current liabilities:
Accounts payable	$2,414,798	1,984,761
Accrued expenses:
Contributions to retirement plans	639,581	581,699
Self-insurance reserves	161,223	149,082
Salaries and wages	197,721	148,662
Other	499,970	461,427
Current portion of long-term debt	36,392	39,692
Current portion of operating lease liabilities	345,805	335,391
Federal and state income taxes	71,354	—
Total current liabilities	4,366,844	3,700,714
Deferred income taxes	772,722	682,484
Self-insurance reserves	235,858	226,727
Accrued postretirement benefit cost	131,356	120,015
Long-term debt	123,835	131,997
Operating lease liabilities	2,588,258	2,603,206
Other noncurrent liabilities	589,340	140,633
Total liabilities	8,808,213	7,605,776
Common stock related to Employee Stock Ownership Plan (ESOP)	3,484,549	3,259,230
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued and outstanding 690,982 shares in 2020 and 706,552 shares in 2019	690,982	706,552
Additional paid-in capital	4,005,969	3,758,066
Retained earnings	14,343,865	12,317,478
Accumulated other comprehensive earnings	200,951	81,289
Common stock related to ESOP	(3,484,549)	(3,259,230)
Total stockholders’ equity	15,757,218	13,604,155
Noncontrolling interests	44,097	37,959
Total equity	19,285,864	16,901,344
Commitments and contingencies	—	—
	$28,094,077	24,507,120

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Earnings
Years ended December 26, 2020, December 28, 2019
and December 29, 2018

	2020	2019	2018
	(Amounts are in thousands, except per share amounts)
Revenues:
Sales	$44,863,507	38,116,402	36,093,907
Other operating income	340,452	346,351	301,811
Total revenues	45,203,959	38,462,753	36,395,718
Costs and expenses:
Cost of merchandise sold	32,354,606	27,740,469	26,311,391
Operating and administrative expenses	8,837,380	7,833,035	7,339,924
Total costs and expenses	41,191,986	35,573,504	33,651,315
Operating profit	4,011,973	2,889,249	2,744,403
Investment income	975,006	814,372	56,699
Other nonoperating income, net	49,676	82,365	119,866
Earnings before income tax expense	5,036,655	3,785,986	2,920,968
Income tax expense	1,064,817	780,591	539,801
Net earnings	$3,971,838	3,005,395	2,381,167
Weighted average shares outstanding	700,587	713,535	726,407
Earnings per share	$5.67	4.21	3.28
See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Comprehensive Earnings
Years ended December 26, 2020, December 28, 2019
and December 29, 2018

	2020	2019	2018
	(Amounts are in thousands)
Net earnings	$3,971,838	3,005,395	2,381,167
Other comprehensive earnings:
Unrealized gain (loss) on debt securities net of income taxes of $47,253, $50,504 and $(6,521) in 2020, 2019 and 2018, respectively.	138,989	148,141	(19,126)
Reclassification adjustment for net realized (gain) loss on debt securities net of income taxes of $(4,616), $(205) and $118 in 2020, 2019 and 2018, respectively.	(13,591)	(602)	346
Adjustment to postretirement benefit obligation net of income taxes of $(1,955), $(3,576) and $2,963 in 2020, 2019 and 2018, respectively.	(5,736)	(10,488)	8,692
Comprehensive earnings	$4,091,500	3,142,446	2,371,079

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Cash Flows
Years ended December 26, 2020, December 28, 2019
and December 29, 2018

	2020	2019	2018
	(Amounts are in thousands)
Cash flows from operating activities:
Cash received from customers	$44,885,680	38,269,943	36,296,870
Cash paid to employees and suppliers	(38,844,539)	(34,017,408)	(32,177,582)
Income taxes paid	(789,711)	(373,172)	(563,983)
Self-insured claims paid	(384,044)	(394,495)	(395,457)
Dividends and interest received	241,639	217,574	192,528
Other operating cash receipts	336,244	341,929	297,098
Other operating cash payments	(21,052)	(19,940)	(17,548)
Net cash provided by operating activities	5,424,217	4,024,431	3,631,926
Cash flows from investing activities:
Payment for capital expenditures	(1,228,387)	(1,141,118)	(1,350,089)
Proceeds from sale of property, plant and equipment	10,297	8,609	43,834
Payment for investments	(5,356,844)	(3,237,807)	(2,778,691)
Proceeds from sale and maturity of investments	3,146,473	2,113,287	2,342,162
Net cash used in investing activities	(3,428,461)	(2,257,029)	(1,742,784)
Cash flows from financing activities:
Payment for acquisition of common stock	(1,440,312)	(1,088,570)	(1,405,872)
Proceeds from sale of common stock	249,808	311,950	307,933
Dividends paid	(884,369)	(828,733)	(734,510)
Repayment of long-term debt	(28,374)	(11,061)	(43,593)
Other, net	17,592	13,130	6,239
Net cash used in financing activities	(2,085,655)	(1,603,284)	(1,869,803)
Net (decrease) increase in cash and cash equivalents	(89,899)	164,118	19,339
Cash and cash equivalents at beginning of year	763,382	599,264	579,925
Cash and cash equivalents at end of year	$673,483	763,382	599,264

See accompanying notes to consolidated financial statements.

	2020	2019	2018
	(Amounts are in thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$3,971,838	3,005,395	2,381,167
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	736,531	716,669	677,154
Increase in last-in, first out (LIFO) reserve	19,752	39,939	24,170
Retirement contributions paid or payable in common stock	418,311	409,614	373,350
Deferred income taxes	49,556	215,004	63,245
Loss (gain) on disposal and impairment of long-lived assets	138,573	11,036	(13,185)
(Gain) loss on investments	(775,571)	(627,624)	73,254
Net amortization of investments	54,107	42,753	63,654
Change in operating assets and liabilities providing (requiring) cash:
Trade receivables	(180,438)	(54,890)	(10,790)
Inventories	(140,234)	(104,514)	3,614
Other assets	151,714	136,796	199,930
Accounts payable and accrued expenses	615,521	181,154	112,383
Federal and state income taxes	58,901	40,548	(313,989)
Other liabilities	305,656	12,551	(2,031)
Total adjustments	1,452,379	1,019,036	1,250,759
Net cash provided by operating activities	$5,424,217	4,024,431	3,631,926

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Stockholders’ Equity
Years ended December 26, 2020, December 28, 2019
and December 29, 2018

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
	(Amounts are in thousands, except per share amounts)
Balances at December 30, 2017	$733,440	3,139,647	10,044,564	—	152,636	(3,053,138)	11,017,149
Comprehensive earnings	—	—	2,381,167	—	(10,088)	—	2,371,079
Dividends, $1.01 per share	—	—	(734,510)	—	—	—	(734,510)
Contribution of 8,440 shares to retirement plans	6,221	261,423	—	81,780	—	—	349,424
Acquisition of 33,770 shares from stockholders	—	—	—	(1,405,872)	—	—	(1,405,872)
Sale of 7,335 shares to stockholders	1,380	56,934	—	249,619	—	—	307,933
Retirement of 25,596 shares	(25,596)	—	(1,048,877)	1,074,473	—	—	—
Change for ESOP related shares	—	—	—	—	—	(81,861)	(81,861)
Cumulative effect of net unrealized gain on equity securities reclassified to retained earnings	—	—	198,310	—	(198,310)	—	—
Balances at December 29, 2018	715,445	3,458,004	10,840,654	—	(55,762)	(3,134,999)	11,823,342
Comprehensive earnings	—	—	3,005,395	—	137,051	—	3,142,446
Dividends, $1.16 per share	—	—	(828,733)	—	—	—	(828,733)
Contribution of 8,587 shares to retirement plans	5,605	235,017	—	127,329	—	—	367,951
Acquisition of 24,506 shares from stockholders	—	—	—	(1,088,570)	—	—	(1,088,570)
Sale of 7,026 shares to stockholders	1,497	65,045	—	245,408	—	—	311,950
Retirement of 15,995 shares	(15,995)	—	(699,838)	715,833	—	—	—
Change for ESOP related shares	—	—	—	—	—	(124,231)	(124,231)
Balances at December 28, 2019	706,552	3,758,066	12,317,478	—	81,289	(3,259,230)	13,604,155
Comprehensive earnings	—	—	3,971,838	—	119,662	—	4,091,500
Dividends, $1.26 per share	—	—	(884,369)	—	—	—	(884,369)
Contribution of 7,398 shares to retirement plan	4,977	242,724	—	114,054	—	—	361,755
Acquisition of 27,797 shares from stockholders	—	—	—	(1,440,312)	—	—	(1,440,312)
Sale of 4,829 shares to stockholders	107	5,179	—	244,522	—	—	249,808
Retirement of 20,654 shares	(20,654)	—	(1,061,082)	1,081,736	—	—	—
Change for ESOP related shares	—	—	—	—	—	(225,319)	(225,319)
Balances at December 26, 2020	$690,982	4,005,969	14,343,865	—	200,951	(3,484,549)	15,757,218
See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies
(a)Business
Publix Super Markets, Inc. and its wholly owned subsidiaries (Company) are in the business of operating retail food supermarkets in Florida, Georgia, Alabama, South Carolina, North Carolina, Tennessee and Virginia. The Company was founded in 1930 and later merged into another corporation that was originally incorporated in 1921. The Company has no other significant lines of business or industry segments.
(b)Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and certain joint ventures in which the Company has a controlling financial interest. All significant intercompany balances and transactions are eliminated in consolidation.
(c)Fiscal Year
The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2020, 2019 and 2018 include 52 weeks.
(d)Cash Equivalents
The Company considers all liquid investments with maturities of three months or less to be cash equivalents.
(e)Trade Receivables
Trade receivables primarily include amounts due from vendor rebates, debit and credit card sales and third party insurance pharmacy billings.
(f)Inventories
Inventories are valued at the lower of cost or market. The dollar value last-in, first-out (LIFO) method was used to determine the cost for 84% and 85% of inventories as of December 26, 2020 and December 28, 2019, respectively. Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to each similar merchandise category’s ending retail value. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value certain manufactured, seasonal, perishable and other miscellaneous inventory items due to fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink. If all inventories were valued using the FIFO method, inventories and current assets would have been higher than reported by $548,749,000 and $528,997,000 as of December 26, 2020 and December 28, 2019, respectively.
(g)Investments
In 2020, the Company adopted the Accounting Standards Update (ASU) requiring companies to recognize credit losses on debt securities in earnings through an allowance that is reevaluated each reporting period. The Company adopted the ASU on a prospective basis as of December 29, 2019. Prior to the adoption of the ASU, credit losses in which the Company did not expect to recover the cost of the debt security were recognized in earnings as an other-than-temporary impairment. The adoption of the ASU did not have a material effect on the Company’s financial position, results of operations or cash flows.
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

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

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
Interest and dividend income, amortization of premiums, accretion of discounts and realized gains and losses on debt and equity securities are included in investment income. Interest income is accrued as earned. Dividend income is recognized as income on the ex-dividend date. The cost of debt and equity securities sold is based on the specific identification method.
(h)Leases
The Company conducts a major portion of its retail operations from leased locations. The Company determines whether a lease exists at inception. Initial lease terms are typically 20 years followed by five year renewal options and may include rent escalation clauses. The Company recognizes right-of-use assets and lease liabilities based on the present value of future lease payments. Future lease payments include the initial lease term and any renewal options to the extent it is reasonably certain the option will be exercised. The present value of future lease payments is determined by using the Company’s incremental borrowing rate at the time of lease commencement. The incremental borrowing rate is estimated based on a composite index of debt for similarly rated companies with comparable terms.
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
(i)Property, Plant and Equipment and Depreciation
Assets are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives or the terms of the related leases, if shorter, as follows: buildings and improvements (10–40 years); furniture, fixtures and equipment (3–20 years); and leasehold improvements (10–20 years).
Maintenance and repairs are expensed as incurred. Expenditures for renewals and betterments are capitalized. The gain or loss realized on disposed assets or assets to be disposed of is recorded in earnings.
(j)Long-Lived Assets
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
(k)Self-Insurance
The Company is generally self-insured for claims related to health care, employee benefits, workers’ compensation, general liability, property, plant and equipment, fleet liability and directors and officers liability. The Company uses third party insurance in certain instances to partially mitigate the risk related to these potential losses. Self-insurance reserves are established for health care, workers’ compensation, general liability and fleet liability claims. These reserves are determined based on actual claims experience and an estimate of claims incurred but not reported including, where necessary, actuarial studies. Actuarial projections of losses for general liability and workers’ compensation claims are discounted.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(l)Postretirement Benefit
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
(m)Comprehensive Earnings
Comprehensive earnings include net earnings and other comprehensive earnings. Other comprehensive earnings include revenues, expenses, gains and losses that have been excluded from net earnings and recorded directly to stockholders’ equity. Included in other comprehensive earnings are certain unrealized gains and losses on debt securities and adjustments to the postretirement benefit obligation net of income taxes.
(n)Revenue Recognition
The Company sells grocery (including dairy, produce, floral, deli, bakery, meat and seafood), health and beauty care, general merchandise, pharmacy and other products and services. Grocery was 85% of sales for 2020 and 84% of sales for 2019 and 2018. All other products and services were 15% of sales for 2020 and 16% of sales for 2019 and 2018.
Revenue is recognized at the point of sale for retail sales. Customer returns are immaterial. Vendor coupons that are reimbursed are accounted for as sales. Coupons and other sales incentives offered by the Company that are not reimbursed are recorded as a reduction of sales. The Company records sales net of applicable sales taxes.
(o)Other Operating Income
Other operating income is recognized on a net basis as earned. Other operating income includes income generated from other activities, primarily automated teller transaction fees, licensee sales commissions, lottery commissions, mall gift card commissions, money order commissions, money transfer fees and vending machine commissions.
(p)Cost of Merchandise Sold
Cost of merchandise sold includes costs of inventory and costs related to in-store production. Cost of merchandise sold also includes inbound freight charges, purchasing and receiving costs, warehousing costs and other costs of the Company’s distribution network.
Rebates received from a vendor in connection with the purchase or promotion of the vendor’s products are recognized as a reduction of cost of merchandise sold as earned. These vendor rebates are recognized as earned in accordance with the underlying agreement with the vendor and completion of the earnings process. Short-term vendor agreements with advance payment provisions are recorded as a current liability and recognized over the appropriate period as earned according to the underlying agreements. Long-term vendor agreements with advance payment provisions are recorded as a noncurrent liability and recognized over the appropriate period as earned according to the underlying agreements.
(q)Advertising Costs
Advertising costs are expensed as incurred and were $244,839,000, $245,403,000 and $249,123,000 for 2020, 2019 and 2018, respectively.
(r)Other Nonoperating Income, net
Other nonoperating income, net includes rent from tenants in owned shopping centers, net of related expenses, and other miscellaneous nonoperating income.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(s)Income Taxes
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
(t)Common Stock and Earnings Per Share
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
(u)Use of Estimates
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
Level 2 – Fair value is determined by using other than quoted prices. By using observable inputs (for example, benchmark yields, interest rates, reported trades and broker dealer quotes), the fair value is determined through processes such as benchmark curves, benchmarking of similar securities and matrix pricing of corporate, state and municipal bonds by using pricing of similar bonds based on coupons, ratings and maturities. Investments included in this category are primarily debt securities (tax exempt and taxable bonds), including restricted investments in taxable bonds held as collateral.
Level 3 – Fair value is determined by using other than observable inputs. Fair value is determined by using the best information available in the circumstances and requires significant management judgment or estimation. No investments are currently included in this category.
Following is a summary of fair value measurements for investments as of December 26, 2020 and December 28, 2019:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
December 26, 2020	$11,288,199	1,465,987	9,822,212	—
December 28, 2019	8,426,385	2,028,547	6,397,838	—

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(3)    Investments
(a)Debt Securities
Following is a summary of debt securities as of December 26, 2020 and December 28, 2019:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
2020
Tax exempt bonds	$548,438	7,408	88	555,758
Taxable bonds	8,182,003	286,745	8,324	8,460,424
Restricted investments	167,727	14,383	—	182,110
	$8,898,168	308,536	8,412	9,198,292
2019
Tax exempt bonds	$767,931	3,429	130	771,230
Taxable bonds	5,002,036	120,132	1,443	5,120,725
Restricted investments	169,983	10,101	—	180,084
	$5,939,950	133,662	1,573	6,072,039
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.
The cost and fair value of debt securities by expected maturity as of December 26, 2020 and December 28, 2019 are as follows:

	2020		2019
	Cost	Fair Value	Cost	Fair Value
		(Amounts are in thousands)
Due in one year or less	$677,453	682,965	437,236	438,105
Due after one year through five years	5,330,696	5,533,074	3,836,333	3,900,904
Due after five years through ten years	2,886,333	2,978,301	1,661,143	1,727,594
Due after ten years	3,686	3,952	5,238	5,436
	$8,898,168	9,198,292	5,939,950	6,072,039

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

The Company had no debt securities with credit losses as of December 26, 2020.
Following is a summary of debt securities with other unrealized losses by the time period impaired as of December 26, 2020 and December 28, 2019:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
2020
Tax exempt bonds	$3,704	88	—	—	3,704	88
Taxable bonds	1,157,387	7,946	39,622	378	1,197,009	8,324
	$1,161,091	8,034	39,622	378	1,200,713	8,412
2019
Tax exempt bonds	$48,462	11	99,976	119	148,438	130
Taxable bonds	573,315	888	197,641	555	770,956	1,443
	$621,777	899	297,617	674	919,394	1,573
There are 51 debt securities contributing to the total unrealized losses of $8,412,000 as of December 26, 2020. Unrealized losses related to debt securities are primarily due to increases in interest rates that occurred since the debt securities were purchased. The Company continues to receive scheduled principal and interest payments on these debt securities.
(b)Equity Securities
The fair value of equity securities was $2,089,907,000 and $2,354,346,000 as of December 26, 2020 and December 28, 2019, respectively.
(c)Investment Income
Net realized gain on investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. The net realized gain on investments excludes the net gain or loss on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately in the following table.
Following is a summary of investment income for 2020, 2019 and 2018:

	2020	2019	2018
	(Amounts are in thousands)
Interest and dividend income	$199,435	186,748	129,953
Net realized gain on investments	396,584	104,905	109,547
	596,019	291,653	239,500
Fair value adjustment, due to net unrealized gain (loss), on equity securities held at end of year	554,547	472,490	(107,466)
Net (gain) loss on sale of equity securities previously recognized through fair value adjustment	(175,560)	50,229	(75,335)
	$975,006	814,372	56,699

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(4)    Leases
(a)Lessee
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
Following is a summary of finance lease right-of-use assets included in net property, plant and equipment and finance lease liabilities included in other accrued expenses and other noncurrent liabilities as of December 26, 2020 and December 28, 2019.

	2020	2019
	(Amounts are in thousands)
Finance lease right-of-use assets	$291,556	154,217
Finance lease liabilities:
Current	25,254	29,480
Noncurrent	246,411	104,806
Lease expense for 2020 and 2019 was as follows:

	2020	2019
	(Amounts are in thousands)
Operating lease expense	$443,063	434,555
Finance lease expense:
Amortization of right-of-use assets	9,850	8,128
Interest on lease liabilities	4,651	3,105
Variable lease expense	159,236	147,463
Sublease rental income	(2,819)	(2,874)
	$613,981	590,377
Supplemental cash flow information related to leases for 2020 and 2019 was as follows:

	2020	2019
	(Amounts are in thousands)
Operating cash flows from rent paid for operating lease liabilities	$436,988	422,596
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	364,757	463,727
Finance leases	174,307	65,539

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

The weighted average remaining lease term and weighted average discount rate as of December 26, 2020 and December 28, 2019 are as follows:

	2020	2019
Weighted average remaining lease term:
Operating leases	12 years	12 years
Finance leases	19 years	18 years
Weighted average discount rate:
Operating leases	3.4%	3.5%
Finance leases	3.3%	3.9%
Maturities of lease liabilities as of December 26, 2020 are as follows:

Year	Operating Leases	Finance Leases
	(Amounts are in thousands)
2021	$438,358	32,962
2022	414,464	18,163
2023	372,632	32,879
2024	326,523	17,194
2025	275,623	17,194
Thereafter	1,797,109	233,575
	3,624,709	351,967
Less: Imputed interest	(690,646)	(80,302)
	$2,934,063	271,665
As of December 26, 2020, the Company has lease agreements that have not yet commenced with fixed lease payments totaling $359,498,000. These leases will commence in future periods with terms ranging up to 20 years.
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
Total rental expense for 2018 was as follows:

2018
(Amounts are in thousands)
Minimum rentals	$449,138
Contingent rentals	133,382
Sublease rental income	(4,339)
$578,181

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
Total lease income was $172,309,000, $190,785,000 and $183,963,000 for 2020, 2019 and 2018, respectively. Total lease income for 2020 and 2019 was as follows:

	2020	2019
	(Amounts are in thousands)
Lease income	$133,512	149,313
Variable lease income	38,797	41,472
	$172,309	190,785
In 2020, the Company offered two months of rent relief to tenants in Company owned shopping centers that were impacted by the coronavirus pandemic. The rent relief was recorded as a reduction to lease income and variable lease income.
Future fixed lease payments for all noncancelable operating leases as of December 26, 2020 are as follows:

Year
(Amounts are in thousands)
2021	$149,716
2022	122,580
2023	97,354
2024	69,995
2025	44,908
Thereafter	159,256
$643,809

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
Generally, most major JV decision making is shared between all members. In particular, the use and sale of JV assets, business plans and budgets are generally required to be approved by all members. However, the Company, through its anchor tenant operating lease agreement, has the power to direct the activities that most significantly influence the economic performance of the JV owned shopping center. Additionally, through its member equity interest in the JV, the Company will receive a significant portion of the JV’s benefits or is obligated to absorb a significant portion of the JV’s losses. Substantially all of the JVs are consolidated as the Company is the primary beneficiary of the JVs.
As of December 26, 2020, the carrying amounts of the assets and liabilities of the consolidated JVs were $199,230,000 and $77,565,000, respectively. As of December 28, 2019, the carrying amounts of the assets and liabilities of the consolidated JVs were $154,659,000 and $78,472,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2020, 2019 and 2018 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during 2020 or 2019. Maturities of JV loans range from January 2021 through April 2027 and have variable interest rates based on a LIBOR index plus 175 to 250 basis points. Maturities of assumed shopping center loans range from April 2021 through January 2027 and have fixed interest rates ranging from 3.7% to 7.5%.
As of December 26, 2020, the aggregate annual maturities and scheduled payments of long-term debt are as follows:

Year
(Amounts are in thousands)
2021	$36,392
2022	25,238
2023	38,694
2024	32,165
2025	400
Thereafter	27,338
$160,227

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(6)    Retirement Plans
The Company has a trusteed, noncontributory ESOP for the benefit of eligible employees. The Company recognizes an expense related to the Company’s discretionary contribution to the ESOP that is approved by the Board of Directors each year. ESOP contributions can be made in Company common stock or cash. Compensation expense recorded for contributions to this plan was $417,800,000, $370,778,000 and $337,712,000 for 2020, 2019 and 2018, respectively.
Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $444,801,000 and $287,328,000 as of December 26, 2020 and December 28, 2019, respectively. The cost of the shares held by the ESOP totaled $3,039,748,000 and $2,971,902,000 as of December 26, 2020 and December 28, 2019, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $3,484,549,000 and $3,259,230,000 as of December 26, 2020 and December 28, 2019, respectively. The fair value of the shares held by the ESOP totaled $9,976,034,000 and $8,585,189,000 as of December 26, 2020 and December 28, 2019, respectively.
The Company has a 401(k) Plan for the benefit of eligible employees. The 401(k) Plan is a voluntary defined contribution plan. Effective January 1, 2020, eligible employees may contribute up to 30% of their eligible annual compensation, subject to the maximum contribution limits established by federal law. Previously, eligible employees could contribute up to 10% of their eligible annual compensation, subject to the maximum contribution limits established by federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2020, 2019 and 2018, the Board of Directors approved a match of 50% of eligible annual contributions up to 3% of eligible annual compensation, not to exceed a maximum match of $750 per employee. Compensation expense recorded for the Company’s match to the 401(k) Plan was $39,858,000, $38,112,000 and $34,980,000 for 2020, 2019 and 2018, respectively.
The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(7)    Income Taxes
Total income taxes for 2020, 2019 and 2018 were allocated as follows:

	2020	2019	2018
	(Amounts are in thousands)
Earnings	$1,064,817	780,591	539,801
Other comprehensive earnings (losses)	40,682	46,723	(3,440)
	$1,105,499	827,314	536,361
The provision for income taxes consists of the following:

	Current	Deferred	Total
	(Amounts are in thousands)
2020
Federal	$871,187	56,382	927,569
State	144,074	(6,826)	137,248
	$1,015,261	49,556	1,064,817
2019
Federal	$504,047	171,422	675,469
State	61,540	43,582	105,122
	$565,587	215,004	780,591
2018
Federal	$413,735	59,377	473,112
State	62,821	3,868	66,689
	$476,556	63,245	539,801
A reconciliation of the provision for income taxes at the federal statutory income tax rate of 21% to earnings before income taxes compared to the Company’s actual income tax expense is as follows:

	2020	2019	2018
	(Amounts are in thousands)
Federal tax at statutory income tax rate	$1,057,698	795,057	613,403
State income taxes (net of federal tax benefit)	108,426	83,046	52,684
ESOP dividend	(47,449)	(45,493)	(41,175)
Other, net	(53,858)	(52,019)	(85,111)
	$1,064,817	780,591	539,801

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of deferred income taxes as of December 26, 2020 and December 28, 2019 are as follows:

	2020	2019
	(Amounts are in thousands)
Deferred tax liabilities and (assets):
Lease assets	$789,369	770,182
Property, plant and equipment	719,212	671,864
Investments	337,147	176,744
Inventories	30,906	30,398
Lease liabilities	(815,024)	(781,250)
Self-insurance reserves	(84,509)	(80,655)
Payroll tax deferral	(75,770)	—
Retirement plan contributions	(48,390)	(46,196)
Postretirement benefit cost	(35,031)	(32,064)
Vendor rebates	(18,517)	(15,299)
Other	(26,671)	(11,240)
	$772,722	682,484
The Company expects the results of future operations and the reversal of deferred tax liabilities to generate sufficient taxable income to allow utilization of deferred tax assets; therefore, no valuation allowance has been recorded as of December 26, 2020 and December 28, 2019.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns as well as all open tax years in these jurisdictions. The periods subject to examination for the Company’s federal income tax returns are the 2017 through 2019 tax years. The periods subject to examination for the Company’s state income tax returns are the 2015 through 2019 tax years. The Company believes that the outcome of any examinations will not have a material effect on its financial condition, results of operations or cash flows.
The Company had no unrecognized tax benefits in 2020 and 2019. As a result, there will be no effect on the Company’s effective income tax rate in future periods due to the recognition of unrecognized tax benefits.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(8)    Accumulated Other Comprehensive Earnings (Losses)
A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for 2020, 2019 and 2018 is as follows:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in thousands)
Balances at December 30, 2017	$168,057	(15,421)	152,636
Unrealized loss on debt securities	(19,126)	—	(19,126)
Net realized loss on debt securities reclassified to investment income	346	—	346
Adjustment to postretirement benefit obligation	—	8,692	8,692
Net other comprehensive (losses) earnings	(18,780)	8,692	(10,088)
Cumulative effect of net unrealized gain on equity securities reclassified to retained earnings	(198,310)	—	(198,310)
Balances at December 29, 2018	(49,033)	(6,729)	(55,762)
Unrealized gain on debt securities	148,141	—	148,141
Net realized gain on debt securities reclassified to investment income	(602)	—	(602)
Adjustment to postretirement benefit obligation	—	(10,488)	(10,488)
Net other comprehensive earnings (losses)	147,539	(10,488)	137,051
Balances at December 28, 2019	98,506	(17,217)	81,289
Unrealized gain on debt securities	138,989	—	138,989
Net realized gain on debt securities reclassified to investment income	(13,591)	—	(13,591)
Adjustment to postretirement benefit obligation	—	(5,736)	(5,736)
Net other comprehensive earnings (losses)	125,398	(5,736)	119,662
Balances at December 26, 2020	$223,904	(22,953)	200,951

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

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(9)    Commitments and Contingencies
(a)    Letters of Credit
As of December 26, 2020, the Company had outstanding $9,118,000 in trade letters of credit and $3,709,000 in standby letters of credit to support certain purchase obligations.
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
(10)    Subsequent Event
On January 4, 2021, the Company declared a quarterly dividend on its common stock of $0.32 per share or $221,000,000, payable February 1, 2021 to stockholders of record as of the close of business January 15, 2021.
(11)    Quarterly Information (unaudited)
Following is a summary of the quarterly results of operations for 2020 and 2019. All quarters have 13 weeks.

	First	Second	Third	Fourth
	(Amounts are in thousands, except per share amounts)
2020
Revenues	$11,306,951	11,468,563	11,136,409	11,292,036
Costs and expenses	10,155,340	10,391,518	10,260,086	10,385,042
Net earnings	667,335	1,367,055	917,584	1,019,864
Earnings per share	0.94	1.94	1.31	1.47
2019
Revenues	$9,760,110	9,446,916	9,417,933	9,837,794
Costs and expenses	8,903,535	8,767,478	8,805,903	9,096,588
Net earnings	980,971	661,057	574,026	789,341
Earnings per share	1.37	0.92	0.81	1.11
Following is a summary of the quarterly net earnings and earnings per share excluding the impact of net unrealized gains and losses on equity securities for 2020 and 2019.

	First	Second	Third	Fourth
	(Amounts are in thousands, except per share amounts)
2020
Net earnings	$956,200	978,300	836,200	918,500
Earnings per share	1.35	1.39	1.20	1.32
2019
Net earnings	$741,700	637,000	580,300	656,600
Earnings per share	1.04	0.89	0.81	0.93

Schedule II
PUBLIX SUPER MARKETS, INC.
Valuation and Qualifying Accounts
Years ended December 26, 2020, December 28, 2019
and December 29, 2018

	Balance at Beginning of Year	Additions Charged to Income	Deductions From Reserves	Balance at End of Year
	(Amounts are in thousands)
2020
Reserves not deducted from assets:
Self-insurance reserves:
Current	$149,082	396,185	384,044	161,223
Noncurrent	226,727	9,131	—	235,858
	$375,809	405,316	384,044	397,081
2019
Reserves not deducted from assets:
Self-insurance reserves:
Current	$145,241	398,336	394,495	149,082
Noncurrent	222,419	4,308	—	226,727
	$367,660	402,644	394,495	375,809
2018
Reserves not deducted from assets:
Self-insurance reserves:
Current	$137,100	403,598	395,457	145,241
Noncurrent	218,598	3,821	—	222,419
	$355,698	407,419	395,457	367,660

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
Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 26, 2020 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment and these criteria, management believes that the Company’s internal control over financial reporting was effective as of December 26, 2020.
Item 9B. Other Information
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning the executive officers of the Company is set forth on the following page. All other information regarding this item is incorporated by reference from the Proxy Statement of the Company (2021 Proxy Statement), which the Company intends to file no later than 120 days after its fiscal year end.
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
Item 11. Executive Compensation
Information regarding this item is incorporated by reference from the 2021 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding this item is incorporated by reference from the 2021 Proxy Statement.
Item 13. Certain Relationships, Related Transactions and Director Independence
Information regarding this item is incorporated by reference from the 2021 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information regarding this item is incorporated by reference from the 2021 Proxy Statement.

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since
Executive Officers of the Company
David E. Bornmann	63	Senior Vice President of the Company.	1998
Laurie Z. Douglas	57	Senior Vice President and Chief Information Officer of the Company to January 2019, Senior Vice President, Chief Information Officer and Chief Digital Officer thereafter.	2006
Randall T. Jones, Sr.	58	President of the Company to May 2016, Chief Executive Officer and President to January 2019, Chief Executive Officer thereafter.	2003
Kevin S. Murphy	50	Vice President of the Company to May 2016, Senior Vice President to January 2019, President thereafter.	2014
David P. Phillips	61	Chief Financial Officer and Treasurer of the Company and Trustee of the Committee of Trustees of the ESOP to May 2016, Executive Vice President, Chief Financial Officer and Treasurer and Trustee of the Committee of Trustees of the ESOP thereafter.	1990
Michael R. Smith	61	Senior Vice President of the Company.	2005
Officers of the Company
Norman J. Badger	42	District Manager of Retail Operations of the Company to July 2017, Regional Director of Retail Operations to May 2020, Vice President thereafter.	2020
Robert S. Balcerak, Jr.	60	Director of Real Estate Strategy of the Company to April 2017, Vice President thereafter.	2017
Randolph L. Barber	58	Director of Industrial Maintenance of the Company to January 2018, Vice President thereafter.	2018
Robert J. Bechtel	57	Regional Director of Retail Operations of the Company to May 2016, Vice President thereafter.	2016
Marcy P. Benton	52	Director of Retail Associate Relations of the Company to September 2017, Vice President thereafter.	2017
Scott E. Brubaker	62	Vice President of the Company.	2005
G. Gino DiGrazia	58	Vice President of the Company.	2002
John L. Goff, Jr.	47	Regional Director of Retail Operations of the Company to January 2019, Vice President thereafter.	2019
Linda S. Hall	61	Vice President of the Company.	2002
Douglas A. Harris, Jr.	48	General Manager of Manufacturing Operations of the Company to March 2018, Director of Manufacturing Operations to May 2019, Vice President thereafter.	2019
Mark R. Irby	65	Vice President of the Company.	1989
Kris Jonczyk	51	Regional Director of Retail Operations of the Company to January 2020, Vice President thereafter.	2020
Linda S. Kane	55	Vice President and Assistant Secretary of the Company.	2000
Erik J. Katenkamp	49	Vice President of the Company.	2013
L. Renee Kelly	59	Vice President of the Company.	2013
Michael E. Lester	55	Director of Warehousing of the Company to January 2019, Vice President thereafter.	2019
Christopher M. Litz	57	Vice President of the Company.	2016
Robert J. McGarrity	59	Director of Construction of the Company to January 2017, Vice President thereafter.	2017

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since
Officers of the Company (Continued)
Merriann M. Metz	45	Assistant General Counsel of the Company to May 2016, Assistant General Counsel and Assistant Secretary to June 2019,Vice President, General Counsel and Secretary thereafter.	2016
Brad E. Oliver	47	Business Development Director of Grocery Retail Support of the Company to March 2017, Business Development Director of DSD Products to January 2018, Vice President thereafter.	2018
Samuel J. Pero	58	Regional Director of Retail Operations of the Company to May 2016, Vice President thereafter.	2016
John F. Provenzano	47	Executive Director of the National Association of State Treasurers to June 2017, Vice President of the Company thereafter.	2017
William W. Rayburn, IV	58	Director of Real Estate Assets of the Company to September 2017, Vice President thereafter.	2017
Charles B. Roskovich, Jr.	59	Vice President of the Company.	2008
Dain Rusk	47	Vice President of Pharmacy Business Development of Albertsons Companies to August 2016, Group Vice President of Pharmacy Operations of Albertsons Companies to June 2018, Vice President of the Company thereafter.	2018
Marc H. Salm	60	Vice President of the Company.	2008
Steven B. Wellslager	54	Vice President of the Company.	2013

The terms of all officers expire in May 2021 or upon the election of their successors.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)Consolidated Financial Statements and Schedule
The consolidated financial statements and schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this Annual Report.
(b)Exhibits

3.1	Composite Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended April 1, 2006.
3.2	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated November 14, 2012.
4.1
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 is incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 28, 2019.

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
10.7*
Form of Indemnification Agreement between the Company and the Trustees of the Committee of Trustees of the Company’s ESOP is incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K dated July 1, 2015.

14	Code of Ethical Conduct for Financial Managers is incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K for the year ended December 28, 2002.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from this Annual Report is formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Earnings, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements.
* Represents management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

March 1, 2021	By:	/s/ Merriann M. Metz
Merriann M. Metz
Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jessica L. Blume	Director	March 1, 2021
Jessica L. Blume

/s/ William E. Crenshaw	Chairman of the Board and Director	March 1, 2021
William E. Crenshaw

/s/ Joseph DiBenedetto, Jr.	Director	March 1, 2021
Joseph DiBenedetto, Jr.

/s/ Howard M. Jenkins	Director	March 1, 2021
Howard M. Jenkins

/s/ Jennifer A. Jenkins	Director	March 1, 2021
Jennifer A. Jenkins

/s/ Randall T. Jones, Sr.	Chief Executive Officer and Director	March 1, 2021
Randall T. Jones, Sr.	(Principal Executive Officer)

/s/ Stephen M. Knopik	Director	March 1, 2021
Stephen M. Knopik

/s/ David P. Phillips	Executive Vice President, Chief Financial Officer, Treasurer	March 1, 2021
David P. Phillips	and Director (Principal Financial and Accounting Officer)