Form 10-Q
period 2021-03-27
PUBLIX SUPER MARKETS INC
filed 2021-05-03
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2021
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
Yes                 No    X
The number of shares of the Registrant’s common stock outstanding as of April 15, 2021 was 693,397,000.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)
(Unaudited)

	March 27, 2021	December 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$979,059	673,483
Short-term investments	661,992	682,965
Trade receivables	831,308	917,531
Inventories	2,052,343	2,033,792
Prepaid expenses	65,897	110,025
Total current assets	4,590,599	4,417,796
Long-term investments	11,624,617	10,605,234
Other noncurrent assets	423,018	415,103
Operating lease right-of-use assets	2,925,750	2,965,424
Property, plant and equipment	16,594,487	16,256,993
Accumulated depreciation	(6,712,051)	(6,566,473)
Net property, plant and equipment	9,882,436	9,690,520
	$29,446,420	28,094,077
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,374,395	2,414,798
Accrued expenses:
Contributions to retirement plans	309,271	639,581
Self-insurance reserves	165,821	161,223
Salaries and wages	235,000	197,721
Other	693,466	499,970
Current portion of long-term debt	44,151	36,392
Current portion of operating lease liabilities	347,015	345,805
Federal and state income taxes	247,499	71,354
Total current liabilities	4,416,618	4,366,844
Deferred income taxes	899,277	772,722
Self-insurance reserves	240,170	235,858
Accrued postretirement benefit cost	130,801	131,356
Long-term debt	115,064	123,835
Operating lease liabilities	2,550,441	2,588,258
Other noncurrent liabilities	484,329	589,340
Total liabilities	8,836,700	8,808,213
Common stock related to Employee Stock Ownership Plan (ESOP)	4,045,233	3,484,549
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 695,725 shares in 2021 and 690,982 shares in 2020	695,725	690,982
Additional paid-in capital	4,291,412	4,005,969
Retained earnings	15,617,983	14,343,865
Treasury stock at cost, 2,173 shares in 2021	(130,827)	—
Accumulated other comprehensive earnings	93,199	200,951
Common stock related to ESOP	(4,045,233)	(3,484,549)
Total stockholders’ equity	16,522,259	15,757,218
Noncontrolling interests	42,228	44,097
Total equity	20,609,720	19,285,864
	$29,446,420	28,094,077
See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 27, 2021	March 28, 2020
Revenues:
Sales	$11,665,299	11,228,537
Other operating income	94,936	78,414
Total revenues	11,760,235	11,306,951
Costs and expenses:
Cost of merchandise sold	8,383,222	8,037,568
Operating and administrative expenses	2,325,409	2,117,772
Total costs and expenses	10,708,631	10,155,340
Operating profit	1,051,604	1,151,611
Investment income (loss)	841,009	(330,845)
Other nonoperating income, net	14,637	16,924
Earnings before income tax expense	1,907,250	837,690
Income tax expense	412,157	170,355
Net earnings	$1,495,093	667,335
Weighted average shares outstanding	691,235	706,758
Earnings per share	$2.16	0.94

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)
(Unaudited)

	Three Months Ended
	March 27, 2021	March 28, 2020
Net earnings	$1,495,093	667,335
Other comprehensive earnings:
Unrealized loss on debt securities net of income taxes of $(35,287) and $(46,904) in 2021 and 2020, respectively.	(103,548)	(137,583)
Reclassification adjustment for net realized gain on debt securities net of income taxes of $(1,904) and $(588) in 2021 and 2020, respectively.	(5,583)	(1,726)
Adjustment to postretirement benefit obligation net of income taxes of $470 and $278 in 2021 and 2020, respectively.	1,379	815
Comprehensive earnings	$1,387,341	528,841

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)
(Unaudited)

	Three Months Ended
	March 27, 2021	March 28, 2020
Cash flows from operating activities:
Cash received from customers	$11,770,839	11,208,724
Cash paid to employees and suppliers	(10,315,725)	(8,951,051)
Income taxes paid	(23,464)	(5,941)
Self-insured claims paid	(100,347)	(94,811)
Dividends and interest received	69,002	63,598
Other operating cash receipts	94,083	77,018
Other operating cash payments	(6,091)	(5,032)
Net cash provided by operating activities	1,488,297	2,292,505
Cash flows from investing activities:
Payment for capital expenditures	(345,933)	(269,288)
Proceeds from sale of property, plant and equipment	1,403	1,186
Payment for investments	(627,866)	(924,827)
Proceeds from sale and maturity of investments	265,360	299,116
Net cash used in investing activities	(707,036)	(893,813)
Cash flows from financing activities:
Payment for acquisition of common stock	(340,092)	(442,509)
Proceeds from sale of common stock	90,882	109,348
Dividends paid	(220,975)	(211,847)
Repayment of long-term debt	(3,986)	(2,816)
Other, net	(1,514)	4,625
Net cash used in financing activities	(475,685)	(543,199)
Net increase in cash and cash equivalents	305,576	855,493
Cash and cash equivalents at beginning of period	673,483	763,382
Cash and cash equivalents at end of period	$979,059	1,618,875

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)
(Unaudited)

	Three Months Ended
	March 27, 2021	March 28, 2020
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,495,093	667,335
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	192,241	178,969
Increase in last-in, first out (LIFO) reserve	11,291	9,525
Retirement contributions paid or payable in common stock	106,140	98,651
Deferred income taxes	163,276	(99,660)
Loss on disposal and impairment of long-lived assets	11,485	1,625
(Gain) loss on investments	(792,339)	385,113
Net amortization of investments	19,373	10,277
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	86,223	(97,298)
Inventories	(29,842)	284,877
Other assets	5,169	(6,765)
Accounts payable and accrued expenses	(5,754)	604,049
Federal and state income taxes	220,740	255,215
Other liabilities	5,201	592
Total adjustments	(6,796)	1,625,170
Net cash provided by operating activities	$1,488,297	2,292,505

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
2021
Balances at December 26, 2020	$690,982	4,005,969	14,343,865	—	200,951	(3,484,549)	15,757,218
Comprehensive earnings	—	—	1,495,093	—	(107,752)	—	1,387,341
Dividends, $0.32 per share	—	—	(220,975)	—	—	—	(220,975)
Contribution of 6,786 shares to retirement plan	4,743	285,438	—	118,388	—	—	408,569
Acquisition of 5,731 shares from stockholders	—	—	—	(340,092)	—	—	(340,092)
Sale of 1,515 shares to stockholders	—	5	—	90,877	—	—	90,882
Change for ESOP related shares	—	—	—	—	—	(560,684)	(560,684)
Balances at March 27, 2021	$695,725	4,291,412	15,617,983	(130,827)	93,199	(4,045,233)	16,522,259

2020
Balances at December 28, 2019	$706,552	3,758,066	12,317,478	—	81,289	(3,259,230)	13,604,155
Comprehensive earnings	—	—	667,335	—	(138,494)	—	528,841
Dividends, $0.30 per share	—	—	(211,847)	—	—	—	(211,847)
Contribution of 7,398 shares to retirement plan	4,977	242,724	—	114,054	—	—	361,755
Acquisition of 9,142 shares from stockholders	—	—	—	(442,509)	—	—	(442,509)
Sale of 2,239 shares to stockholders	107	5,179	—	104,062	—	—	109,348
Change for ESOP related shares	—	—	—	—	—	(444,014)	(444,014)
Balances at March 28, 2020	$711,636	4,005,969	12,772,966	(224,393)	(57,205)	(3,703,244)	13,505,729

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business and the impact of the coronavirus pandemic, the results of operations for the three months ended March 27, 2021 are not necessarily indicative of the results for the entire 2021 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2020.
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
The fair value of investments is based on market prices using the following measurement categories:
Level 1 – Fair value is determined by using quoted prices in active markets for identical investments. Investments included in this category are equity securities (exchange traded funds).
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
Following is a summary of fair value measurements for investments as of March 27, 2021 and December 26, 2020:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
March 27, 2021	$12,286,609	1,756,758	10,529,851	—
December 26, 2020	11,288,199	1,465,987	9,822,212	—

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)Investments
(a)Debt Securities
Following is a summary of debt securities as of March 27, 2021 and December 26, 2020:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
March 27, 2021
Tax exempt bonds	$494,115	5,776	47	499,844
Taxable bonds	8,315,795	194,900	59,194	8,451,501
Restricted investments	167,840	12,367	—	180,207
	$8,977,750	213,043	59,241	9,131,552
December 26, 2020
Tax exempt bonds	$548,438	7,408	88	555,758
Taxable bonds	8,182,003	286,745	8,324	8,460,424
Restricted investments	167,727	14,383	—	182,110
	$8,898,168	308,536	8,412	9,198,292
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.
The cost and fair value of debt securities by expected maturity as of March 27, 2021 and December 26, 2020 are as follows:

	March 27, 2021		December 26, 2020
	Cost	Fair Value	Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$657,850	661,992	677,453	682,965
Due after one year through five years	5,551,701	5,705,691	5,330,696	5,533,074
Due after five years through ten years	2,764,758	2,760,188	2,886,333	2,978,301
Due after ten years	3,441	3,681	3,686	3,952
	$8,977,750	9,131,552	8,898,168	9,198,292

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had no debt securities with credit losses as of March 27, 2021 and December 26, 2020.
Following is a summary of debt securities with other unrealized losses by the time period impaired as of March 27, 2021 and December 26, 2020:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
March 27, 2021
Tax exempt bonds	$9,961	47	—	—	9,961	47
Taxable bonds	2,963,006	58,823	39,629	371	3,002,635	59,194
	$2,972,967	58,870	39,629	371	3,012,596	59,241
December 26, 2020
Tax exempt bonds	$3,704	88	—	—	3,704	88
Taxable bonds	1,157,387	7,946	39,622	378	1,197,009	8,324
	$1,161,091	8,034	39,622	378	1,200,713	8,412
There are 132 debt securities contributing to the total unrealized losses of $59,241,000 as of March 27, 2021. Unrealized losses related to debt securities are primarily due to increases in interest rates that occurred since the debt securities were purchased. The Company continues to receive scheduled principal and interest payments on these debt securities.
(b)Equity Securities
Equity securities are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). The fair value of equity securities was $3,155,057,000 and $2,089,907,000 as of March 27, 2021 and December 26, 2020, respectively.
(c)Investment Income (Loss)
Net realized gain on investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. The net realized gain on investments excludes the net gain or loss on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately in the following table.
Following is a summary of investment income (loss) for the three months ended March 27, 2021 and March 28, 2020:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(Amounts are in thousands)
Interest and dividend income	$48,670	54,268
Net realized gain on investments	7,489	2,314
	56,159	56,582
Fair value adjustment, due to net unrealized gain (loss), on equity securities held at end of period	784,850	(387,427)
	$841,009	(330,845)

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)Consolidation of Joint Ventures and Long-Term Debt
From time to time, the Company enters into a joint venture (JV), in the legal form of a limited liability company, with certain real estate developers to partner in the development of a shopping center with the Company as the anchor tenant. The Company consolidates certain of these JVs in which it has a controlling financial interest. As of March 27, 2021, the carrying amounts of the assets and liabilities of the consolidated JVs were $196,041,000 and $78,276,000, respectively. As of December 26, 2020, the carrying amounts of the assets and liabilities of the consolidated JVs were $199,230,000 and $77,565,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2021 and 2020 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during the three months ended March 27, 2021 or March 28, 2020. Maturities of JV loans range from January 2022 through April 2027 and have variable interest rates based on a LIBOR index plus 175 to 250 basis points. Maturities of assumed shopping center loans range from April 2021 through January 2027 and have fixed interest rates ranging from 3.7% to 7.5%.
(5)Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $683,394,000 and $444,801,000 as of March 27, 2021 and December 26, 2020, respectively. The cost of the shares held by the ESOP totaled $3,361,839,000 and $3,039,748,000 as of March 27, 2021 and December 26, 2020, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $4,045,233,000 and $3,484,549,000 as of March 27, 2021 and December 26, 2020, respectively. The fair value of the shares held by the ESOP totaled $10,376,875,000 and $9,976,034,000 as of March 27, 2021 and December 26, 2020, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)Accumulated Other Comprehensive Earnings (Losses)
A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the three months ended March 27, 2021 and March 28, 2020 is as follows:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in thousands)
2021
Balances at December 26, 2020	$223,904	(22,953)	200,951
Unrealized loss on debt securities	(103,548)	—	(103,548)
Net realized gain on debt securities reclassified to investment income	(5,583)	—	(5,583)
Adjustment to postretirement benefit obligation	—	1,379	1,379
Net other comprehensive (losses) earnings	(109,131)	1,379	(107,752)
Balances at March 27, 2021	$114,773	(21,574)	93,199

2020
Balances at December 28, 2019	$98,506	(17,217)	81,289
Unrealized loss on debt securities	(137,583)	—	(137,583)
Net realized gain on debt securities reclassified to investment income	(1,726)	—	(1,726)
Adjustment to postretirement benefit obligation	—	815	815
Net other comprehensive (losses) earnings	(139,309)	815	(138,494)
Balances at March 28, 2020	$(40,803)	(16,402)	(57,205)

(7)Subsequent Event
On April 1, 2021, the Company declared a quarterly dividend on its common stock of $0.37 per share or $256,600,000, payable May 3, 2021 to stockholders of record as of the close of business April 15, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is engaged in the retail food industry and as of March 27, 2021 operated 1,269 supermarkets in Florida, Georgia, Alabama, South Carolina, North Carolina, Tennessee and Virginia. For the three months ended March 27, 2021, eight supermarkets were opened (including one replacement supermarket) and 44 supermarkets were remodeled. Three supermarkets were closed during the period. The replacement supermarket that opened during the three months ended March 27, 2021 replaced a supermarket closed during the same period. Two supermarkets closed in 2021 will be replaced on site in a subsequent period. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
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
The Company has been classified as an essential business in all locations in which it operates and has remained open to serve the needs of its customers. It remains a top priority of the Company to serve its customers in a way that protects the health and safety of its employees and customers. The Company estimates that its sales for the three months ended March 27, 2021 and March 28, 2020 increased approximately $0.9 billion and $1.0 billion, respectively, due to the impact of the coronavirus pandemic. The Company incurred additional payroll related, transportation and other costs to meet the significant sales demand and protect the health and safety of its employees and customers. The profit on the incremental sales resulting from increased customer purchases of food and cleaning supplies more than offset the additional costs incurred. The future impact of the coronavirus pandemic is uncertain and difficult to predict.
Results of Operations
Sales
Sales for the three months ended March 27, 2021 were $11.7 billion as compared with $11.2 billion for the three months ended March 28, 2020, an increase of $436.8 million or 3.9%. The increase in sales for the three months ended March 27, 2021 as compared with the three months ended March 28, 2020 was primarily due to new supermarket sales and a 2.4% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Comparable store sales for the three months ended March 27, 2021 increased primarily due to increased product costs. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months.
The Company estimates that its sales for the three months ended March 27, 2021 and March 28, 2020 increased approximately $0.9 billion or 7.8% and $1.0 billion or 10.3%, respectively, due to the impact of the coronavirus pandemic. Excluding the impact of the coronavirus pandemic, sales for the three months ended March 27, 2021 would have been $10.8 billion as compared with $10.2 billion for the three months ended March 28, 2020, an increase of $0.6 billion or 5.5%.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 28.1% and 28.4% for the three months ended March 27, 2021 and March 28, 2020, respectively. The decrease in gross profit as a percentage of sales for the three months ended March 27, 2021 as compared with the three months ended March 28, 2020 was primarily due to a decrease in the impact of the coronavirus pandemic on shrink and volume driven efficiencies in the first quarter of 2021 as compared with the first quarter of 2020.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 19.9% and 18.9% for the three months ended March 27, 2021 and March 28, 2020, respectively. The increase in operating and administrative expenses as a percentage of sales for the three months ended March 27, 2021 as compared with the three months ended March 28, 2020 was primarily due to the impact of the coronavirus pandemic including an increase in payroll costs as a percentage of sales and a decrease in volume driven efficiencies in the first quarter of 2021 as compared with the first quarter of 2020.

Operating profit
Operating profit as a percentage of sales was 9.0% and 10.3% for the three months ended March 27, 2021 and March 28, 2020, respectively. The decrease in operating profit as a percentage of sales for the three months ended March 27, 2021 as compared with the three months ended March 28, 2020 was primarily due to the decrease in gross profit as a percentage of sales and the increase in operating and administrative expenses as a percentage of sales.
Investment income (loss)
Investment income for the three months ended March 27, 2021 was $841.0 million as compared with an investment loss for the three months ended March 28, 2020 of $330.8 million. Excluding the impact of net unrealized gains on equity securities in 2021 and net unrealized losses on equity securities in 2020, investment income would have been $56.2 million and $56.6 million for the three months ended March 27, 2021 and March 28, 2020, respectively.
Income tax expense
The effective income tax rate was 21.6% and 20.3% for the three months ended March 27, 2021 and March 28, 2020, respectively. The increase in the effective income tax rate for the three months ended March 27, 2021 as compared with the three months ended March 28, 2020 was primarily due to the decreased impact of permanent deductions and credits due to the increase in earnings before income tax expense.
Net earnings
Net earnings were $1,495.1 million or $2.16 per share and $667.3 million or $0.94 per share for the three months ended March 27, 2021 and March 28, 2020, respectively. Net earnings as a percentage of sales were 12.8% and 5.9% for the three months ended March 27, 2021 and March 28, 2020, respectively. Excluding the impact of net unrealized gains on equity securities in 2021 and net unrealized losses on equity securities in 2020, net earnings would have been $909.8 million or $1.32 per share and 7.8% as a percentage of sales for the three months ended March 27, 2021 and $956.2 million or $1.35 per share and 8.5% as a percentage of sales for the three months ended March 28, 2020. Excluding the impact of net unrealized gains on equity securities in 2021 and net unrealized losses on equity securities in 2020, the decrease in net earnings as a percentage of sales for the three months ended March 27, 2021 as compared with the three months ended March 28, 2020 was primarily due to the decrease in operating profit as a percentage of sales.
Non-GAAP Financial Measures
In addition to reporting financial results for the three months ended March 27, 2021 and March 28, 2020 in accordance with GAAP, the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations. Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for the three months ended March 27, 2021 and March 28, 2020:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(Amounts are in millions, except per share amounts)
Net earnings	$1,495.1	667.3
Fair value adjustment, due to net unrealized (gain) loss, on equity securities held at end of period	(784.9)	387.4
Income tax expense (benefit) (1)	199.6	(98.5)
Net earnings excluding impact of fair value adjustment	$909.8	956.2
Weighted average shares outstanding	691.2	706.8
Earnings per share excluding impact of fair value adjustment	$1.32	1.35
(1)Income tax expense (benefit) is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $13,265.7 million as of March 27, 2021, as compared with $11,961.7 million as of December 26, 2020 and $9,992.4 million as of March 28, 2020. The increase from the first quarter of 2020 to the first quarter of 2021 was primarily due to increased sales as a result of the coronavirus pandemic and the increase in the fair value of investments.
Net cash provided by operating activities
Net cash provided by operating activities was $1,488.3 million and $2,292.5 million for the three months ended March 27, 2021 and March 28, 2020, respectively. The decrease in net cash provided by operating activities for the three months ended March 27, 2021 as compared with the three months ended March 28, 2020 was primarily due to the impact of the lag in payments for merchandise related to increased sales at the beginning of the coronavirus pandemic in 2020.
Net cash used in investing activities
Net cash used in investing activities was $707.0 million and $893.8 million for the three months ended March 27, 2021 and March 28, 2020, respectively. The primary use of net cash in investing activities for the three months ended March 27, 2021 was funding capital expenditures and net increases in investments. Capital expenditures for the three months ended March 27, 2021 totaled $345.9 million. These expenditures were incurred in connection with the opening of eight supermarkets (including one replacement supermarket) and the remodeling of 44 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, construction or expansion of warehouses and new or enhanced information technology hardware and software. For the three months ended March 27, 2021, the payment for investments, net of the proceeds from the sale and maturity of investments, was $362.5 million.
Net cash used in financing activities
Net cash used in financing activities was $475.7 million and $543.2 million for the three months ended March 27, 2021 and March 28, 2020, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $249.2 million and $333.2 million for the three months ended March 27, 2021 and March 28, 2020, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $221.0 million or $0.32 per share and $211.8 million or $0.30 per share during the three months ended March 27, 2021 and March 28, 2020, respectively.
Capital expenditures projection
Capital expenditures for the remainder of 2021 are expected to be approximately $1,250 million, primarily related to new supermarkets, remodeling existing supermarkets, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
Cash requirements
In 2021, cash requirements for operations, capital expenditures, common stock repurchases and dividend payments are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

Forward-Looking Statements
Certain information provided by the Company in this Quarterly Report on Form 10-Q (Quarterly Report) may be forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Forward-looking information includes statements about the future performance of the Company and is based on management’s assumptions and beliefs in light of the information currently available to them, including as it relates to the coronavirus pandemic. When used, the words “plan,” “estimate,” “project,” “intend,” “expect,” “believe,” “will” and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to, the following: competitive practices and pricing in the food and drug industries generally and particularly in the Company’s principal markets; results of programs to increase sales, including private label sales; results of programs to control or reduce costs; changes in buying, pricing and promotional practices; changes in shrink management; changes in the general economy, including the economic downturn associated with the coronavirus pandemic; changes in consumer spending; changes in population, employment and job growth in the Company’s principal markets; impacts of a public health crisis or other significant catastrophic event, such as the coronavirus pandemic; impacts of an intrusion into, compromise of or disruption in the Company’s information technology systems; and other factors affecting the Company’s business within or beyond the Company’s control. These factors include changes in the rate of inflation, changes in federal, state and local laws and regulations, adverse determinations with respect to litigation or other claims, ability to recruit and retain employees, increases in operating costs including, but not limited to, labor costs, credit card fees and utility costs, particularly electric rates, ability to construct new supermarkets or complete remodels as rapidly as planned and stability of product costs. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Except as may be required by applicable law, the Company assumes no obligation to publicly update these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended December 26, 2020.
Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 27, 2021 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As reported in the Company’s Form 10-K for the year ended December 26, 2020, the Company is subject from time to time to various lawsuits, claims and charges arising in the normal course of business. The Company believes its recorded reserves are adequate in light of the probable and estimable liabilities. The estimated amount of reasonably possible losses for lawsuits, claims and charges, individually and in the aggregate, is considered to be immaterial. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended March 27, 2021 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 27, 2020 through January 30, 2021	1,416	$57.95	N/A	N/A
January 31, 2021 through February 27, 2021	771	57.95	N/A	N/A
February 28, 2021 through March 27, 2021	3,544	60.20	N/A	N/A
Total	5,731	$59.34	N/A	N/A
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
The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended March 27, 2021 required to be disclosed in the last two columns of the table.
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
31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101    The following financial information from this Quarterly Report is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date:	May 3, 2021	/s/ Merriann M. Metz
Merriann M. Metz, Secretary

Date:	May 3, 2021	/s/ David P. Phillips
David P. Phillips, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)