Form 10-Q
period 2021-09-25
PUBLIX SUPER MARKETS INC
filed 2021-11-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2021
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
Yes                 No    X
The number of shares of the Registrant’s common stock outstanding as of October 15, 2021 was 686,731,000.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)
(Unaudited)

	September 25, 2021	December 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,171,532	673,483
Short-term investments	774,261	682,965
Trade receivables	797,918	917,531
Inventories	1,938,382	2,033,792
Prepaid expenses	86,486	110,025
Total current assets	4,768,579	4,417,796
Long-term investments	12,582,694	10,605,234
Other noncurrent assets	424,354	415,103
Operating lease right-of-use assets	2,959,937	2,965,424
Property, plant and equipment	17,171,048	16,256,993
Accumulated depreciation	(7,032,289)	(6,566,473)
Net property, plant and equipment	10,138,759	9,690,520
	$30,874,323	28,094,077
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,411,056	2,414,798
Accrued expenses:
Contributions to retirement plans	547,114	639,581
Self-insurance reserves	186,061	161,223
Salaries and wages	380,475	197,721
Other	771,741	499,970
Current portion of long-term debt	36,068	36,392
Current portion of operating lease liabilities	354,792	345,805
Income taxes	—	71,354
Total current liabilities	4,687,307	4,366,844
Deferred income taxes	1,012,201	772,722
Self-insurance reserves	252,017	235,858
Accrued postretirement benefit cost	130,064	131,356
Long-term debt	112,220	123,835
Operating lease liabilities	2,572,350	2,588,258
Other noncurrent liabilities	535,601	589,340
Total liabilities	9,301,760	8,808,213
Common stock related to Employee Stock Ownership Plan (ESOP)	3,823,072	3,484,549
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 695,725 shares in 2021 and 690,982 shares in 2020	695,725	690,982
Additional paid-in capital	4,291,484	4,005,969
Retained earnings	16,972,382	14,343,865
Treasury stock at cost, 8,405 shares in 2021	(516,367)	—
Accumulated other comprehensive earnings	86,732	200,951
Common stock related to ESOP	(3,823,072)	(3,484,549)
Total stockholders’ equity	17,706,884	15,757,218
Noncontrolling interests	42,607	44,097
Total equity	21,572,563	19,285,864
	$30,874,323	28,094,077
See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 25, 2021	September 26, 2020
Revenues:
Sales	$11,919,567	11,052,138
Other operating income	87,595	84,271
Total revenues	12,007,162	11,136,409
Costs and expenses:
Cost of merchandise sold	8,711,636	8,003,016
Operating and administrative expenses	2,386,006	2,257,070
Total costs and expenses	11,097,642	10,260,086
Operating profit	909,520	876,323
Investment income	130,328	265,295
Other nonoperating income, net	21,968	18,169
Earnings before income tax expense	1,061,816	1,159,787
Income tax expense	204,910	242,203
Net earnings	$856,906	917,584
Weighted average shares outstanding	688,872	698,843
Earnings per share	$1.24	1.31

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)
(Unaudited)

	Three Months Ended
	September 25, 2021	September 26, 2020
Net earnings	$856,906	917,584
Other comprehensive earnings:
Unrealized (loss) gain on debt securities net of income taxes of $(4,292) and $1,860 in 2021 and 2020, respectively.	(12,611)	5,456
Reclassification adjustment for net realized gain on debt securities net of income taxes of $(2,133) and $(1,254) in 2021 and 2020, respectively.	(6,258)	(3,678)
Adjustment to postretirement benefit obligation net of income taxes of $470 and $277 in 2021 and 2020, respectively.	1,378	814
Comprehensive earnings	$839,415	920,176

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	September 25, 2021	September 26, 2020
Revenues:
Sales	$35,416,585	33,669,740
Other operating income	277,873	242,183
Total revenues	35,694,458	33,911,923
Costs and expenses:
Cost of merchandise sold	25,610,936	24,196,259
Operating and administrative expenses	7,013,040	6,610,685
Total costs and expenses	32,623,976	30,806,944
Operating profit	3,070,482	3,104,979
Investment income	1,153,309	608,913
Other nonoperating income, net	53,227	31,923
Earnings before income tax expense	4,277,018	3,745,815
Income tax expense	915,615	793,841
Net earnings	$3,361,403	2,951,974
Weighted average shares outstanding	690,720	702,879
Earnings per share	$4.87	4.20

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)
(Unaudited)

	Nine Months Ended
	September 25, 2021	September 26, 2020
Net earnings	$3,361,403	2,951,974
Other comprehensive earnings:
Unrealized (loss) gain on debt securities net of income taxes of $(35,156) and $43,620 in 2021 and 2020, respectively.	(103,182)	127,951
Reclassification adjustment for net realized gain on debt securities net of income taxes of $(5,149) and $(2,591) in 2021 and 2020, respectively.	(15,174)	(7,599)
Adjustment to postretirement benefit obligation net of income taxes of $1,410 and $833 in 2021 and 2020, respectively.	4,137	2,443
Comprehensive earnings	$3,247,184	3,074,769

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)
(Unaudited)

	Nine Months Ended
	September 25, 2021	September 26, 2020
Cash flows from operating activities:
Cash received from customers	$35,626,167	33,730,192
Cash paid to employees and suppliers	(30,926,435)	(28,969,545)
Income taxes paid	(668,248)	(613,861)
Self-insured claims paid	(364,315)	(272,717)
Dividends and interest received	201,996	181,287
Other operating cash receipts	275,448	238,978
Other operating cash payments	(17,892)	(14,414)
Net cash provided by operating activities	4,126,721	4,279,920
Cash flows from investing activities:
Payment for capital expenditures	(983,331)	(894,319)
Proceeds from sale of property, plant and equipment	10,309	3,862
Payment for investments	(2,503,504)	(4,239,533)
Proceeds from sale and maturity of investments	1,237,953	2,238,071
Net cash used in investing activities	(2,238,573)	(2,891,919)
Cash flows from financing activities:
Payment for acquisition of common stock	(832,446)	(1,091,145)
Proceeds from sale of common stock	197,768	194,894
Dividends paid	(732,886)	(661,606)
Repayment of long-term debt	(22,548)	(8,600)
Other, net	13	17,872
Net cash used in financing activities	(1,390,099)	(1,548,585)
Net increase (decrease) in cash and cash equivalents	498,049	(160,584)
Cash and cash equivalents at beginning of period	673,483	763,382
Cash and cash equivalents at end of period	$1,171,532	602,798

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)
(Unaudited)

	Nine Months Ended
	September 25, 2021	September 26, 2020
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$3,361,403	2,951,974
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	588,336	545,180
Increase in last-in, first-out (LIFO) reserve	70,138	32,449
Retirement contributions paid or payable in common stock	321,775	308,387
Deferred income taxes	278,374	(6,772)
Loss on disposal and impairment of long-lived assets	57,167	90,686
Gain on investments	(1,009,691)	(460,674)
Net amortization of investments	58,055	36,077
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	119,626	(40,411)
Inventories	25,272	(133,183)
Other assets	(2,828)	100,693
Accounts payable and accrued expenses	282,482	773,652
Income taxes	(42,690)	73,103
Other liabilities	19,302	8,759
Total adjustments	765,318	1,327,946
Net cash provided by operating activities	$4,126,721	4,279,920

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
2021
Balances at December 26, 2020	$690,982	4,005,969	14,343,865	—	200,951	(3,484,549)	15,757,218
Comprehensive earnings	—	—	1,495,093	—	(107,752)	—	1,387,341
Dividends, $0.32 per share	—	—	(220,975)	—	—	—	(220,975)
Contribution of 6,786 shares to retirement plan	4,743	285,438	—	118,388	—	—	408,569
Acquisition of 5,731 shares from stockholders	—	—	—	(340,092)	—	—	(340,092)
Sale of 1,515 shares to stockholders	—	5	—	90,877	—	—	90,882
Change for ESOP related shares	—	—	—	—	—	(560,684)	(560,684)
Balances at March 27, 2021	695,725	4,291,412	15,617,983	(130,827)	93,199	(4,045,233)	16,522,259
Comprehensive earnings	—	—	1,009,404	—	11,024	—	1,020,428
Dividends, $0.37 per share	—	—	(256,562)	—	—	—	(256,562)
Acquisition of 4,059 shares from stockholders	—	—	—	(248,145)	—	—	(248,145)
Sale of 721 shares to stockholders	—	72	—	43,950	—	—	44,022
Change for ESOP related shares	—	—	—	—	—	184,578	184,578
Balances at June 26, 2021	695,725	4,291,484	16,370,825	(335,022)	104,223	(3,860,655)	17,266,580
Comprehensive earnings	—	—	856,906	—	(17,491)	—	839,415
Dividends, $0.37 per share	—	—	(255,349)	—	—	—	(255,349)
Acquisition of 3,893 shares from stockholders	—	—	—	(244,209)	—	—	(244,209)
Sale of 999 shares to stockholders	—	—	—	62,864	—	—	62,864
Change for ESOP related shares	—	—	—	—	—	37,583	37,583
Balances at September 25, 2021	$695,725	4,291,484	16,972,382	(516,367)	86,732	(3,823,072)	17,706,884

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

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business and the impact of the coronavirus pandemic, the results of operations for the three and nine months ended September 25, 2021 are not necessarily indicative of the results for the entire 2021 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2020.
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
Following is a summary of fair value measurements for investments as of September 25, 2021 and December 26, 2020:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
September 25, 2021	$13,356,955	2,029,514	11,327,441	—
December 26, 2020	11,288,199	1,465,987	9,822,212	—

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)Investments
(a)Debt Securities
Following is a summary of debt securities as of September 25, 2021 and December 26, 2020:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
September 25, 2021
Tax exempt bonds	$341,196	3,348	2	344,542
Taxable bonds	9,275,734	172,580	44,511	9,403,803
Restricted investments	170,708	10,154	106	180,756
	$9,787,638	186,082	44,619	9,929,101
December 26, 2020
Tax exempt bonds	$548,438	7,408	88	555,758
Taxable bonds	8,182,003	286,745	8,324	8,460,424
Restricted investments	167,727	14,383	—	182,110
	$8,898,168	308,536	8,412	9,198,292
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.
The cost and fair value of debt securities by expected maturity as of September 25, 2021 and December 26, 2020 are as follows:

	September 25, 2021		December 26, 2020
	Cost	Fair Value	Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$766,268	774,261	677,453	682,965
Due after one year through five years	5,976,382	6,114,708	5,330,696	5,533,074
Due after five years through ten years	3,041,935	3,036,899	2,886,333	2,978,301
Due after ten years	3,053	3,233	3,686	3,952
	$9,787,638	9,929,101	8,898,168	9,198,292

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had no debt securities with credit losses as of September 25, 2021 and December 26, 2020.
Following is a summary of debt securities with other unrealized losses by the time period impaired as of September 25, 2021 and December 26, 2020:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
September 25, 2021
Tax exempt bonds	$12,390	2	—	—	12,390	2
Taxable bonds	3,180,685	34,255	531,692	10,256	3,712,377	44,511
Restricted investments	9,751	106	—	—	9,751	106
	$3,202,826	34,363	531,692	10,256	3,734,518	44,619
December 26, 2020
Tax exempt bonds	$3,704	88	—	—	3,704	88
Taxable bonds	1,157,387	7,946	39,622	378	1,197,009	8,324
	$1,161,091	8,034	39,622	378	1,200,713	8,412
There are 159 debt securities contributing to the total unrealized losses of $44,619,000 as of September 25, 2021. Unrealized losses related to debt securities are primarily due to increases in interest rates that occurred since the debt securities were purchased. The Company continues to receive scheduled principal and interest payments on these debt securities.
(b)Equity Securities
Equity securities are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). The fair value of equity securities was $3,427,854,000 and $2,089,907,000 as of September 25, 2021 and December 26, 2020, respectively.
(c)Investment Income
Net realized gain on investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. The net realized gain on investments excludes the net gain or loss on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately in the following table.
Following is a summary of investment income for the three and nine months ended September 25, 2021 and September 26, 2020:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(Amounts are in thousands)
Interest and dividend income	$48,992	47,061	143,618	148,239
Net realized gain on investments	8,391	109,132	32,376	217,596
	57,383	156,193	175,994	365,835
Fair value adjustment, due to net unrealized gain, on equity securities held at end of period	72,945	130,637	986,756	340,618
Net gain on sale of equity securities previously recognized through fair value adjustment	—	(21,535)	(9,441)	(97,540)
	$130,328	265,295	1,153,309	608,913

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)Consolidation of Joint Ventures and Long-Term Debt
From time to time, the Company enters into a joint venture (JV), in the legal form of a limited liability company, with certain real estate developers to partner in the development of a shopping center with the Company as the anchor tenant. The Company consolidates certain of these JVs in which it has a controlling financial interest. As of September 25, 2021, the carrying amounts of the assets and liabilities of the consolidated JVs were $196,617,000 and $78,298,000, respectively. As of December 26, 2020, the carrying amounts of the assets and liabilities of the consolidated JVs were $199,230,000 and $77,565,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2021 and 2020 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during the nine months ended September 25, 2021 or September 26, 2020. Maturities of JV loans range from January 2022 through April 2027 and have variable interest rates based on a LIBOR index plus 200 to 250 basis points. Maturities of assumed shopping center loans range from October 2021 through January 2027 and have fixed interest rates ranging from 3.7% to 7.5%.
(5)Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $563,348,000 and $444,801,000 as of September 25, 2021 and December 26, 2020, respectively. The cost of the shares held by the ESOP totaled $3,259,724,000 and $3,039,748,000 as of September 25, 2021 and December 26, 2020, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $3,823,072,000 and $3,484,549,000 as of September 25, 2021 and December 26, 2020, respectively. The fair value of the shares held by the ESOP totaled $10,481,250,000 and $9,976,034,000 as of September 25, 2021 and December 26, 2020, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)Accumulated Other Comprehensive Earnings (Losses)
A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the three months ended September 25, 2021 and September 26, 2020 is as follows:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in thousands)
2021
Balances at June 26, 2021	$124,417	(20,194)	104,223
Unrealized loss on debt securities	(12,611)	—	(12,611)
Net realized gain on debt securities reclassified to investment income	(6,258)	—	(6,258)
Adjustment to postretirement benefit obligation	—	1,378	1,378
Net other comprehensive (losses) earnings	(18,869)	1,378	(17,491)
Balances at September 25, 2021	$105,548	(18,816)	86,732

2020
Balances at June 27, 2020	$217,080	(15,588)	201,492
Unrealized gain on debt securities	5,456	—	5,456
Net realized gain on debt securities reclassified to investment income	(3,678)	—	(3,678)
Adjustment to postretirement benefit obligation	—	814	814
Net other comprehensive earnings	1,778	814	2,592
Balances at September 26, 2020	$218,858	(14,774)	204,084

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the nine months ended September 25, 2021 and September 26, 2020 is as follows:

	Investments	Postretirement Benefits	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in thousands)
2021
Balances at December 26, 2020	$223,904	(22,953)	200,951
Unrealized loss on debt securities	(103,182)	—	(103,182)
Net realized gain on debt securities reclassified to investment income	(15,174)	—	(15,174)
Adjustment to postretirement benefit obligation	—	4,137	4,137
Net other comprehensive (losses) earnings	(118,356)	4,137	(114,219)
Balances at September 25, 2021	$105,548	(18,816)	86,732

2020
Balances at December 28, 2019	$98,506	(17,217)	81,289
Unrealized gain on debt securities	127,951	—	127,951
Net realized gain on debt securities reclassified to investment income	(7,599)	—	(7,599)
Adjustment to postretirement benefit obligation	—	2,443	2,443
Net other comprehensive earnings	120,352	2,443	122,795
Balances at September 26, 2020	$218,858	(14,774)	204,084

(7)Subsequent Event
On October 1, 2021, the Company declared a quarterly dividend on its common stock of $0.37 per share or $254,100,000, payable November 1, 2021 to stockholders of record as of the close of business October 15, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is engaged in the retail food industry and as of September 25, 2021 operated 1,284 supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. The Company plans to expand its retail operations into Kentucky in 2023. For the nine months ended September 25, 2021, 29 supermarkets were opened (including six replacement supermarkets) and 111 supermarkets were remodeled. Nine supermarkets were closed during the period. The replacement supermarkets that opened during the nine months ended September 25, 2021 replaced four supermarkets closed during the same period and two supermarkets closed during a previous period. Five supermarkets closed in 2021 will be replaced on site in a subsequent period. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
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
Results of Operations
Sales
Sales for the three months ended September 25, 2021 were $11.9 billion as compared with $11.1 billion for the three months ended September 26, 2020, an increase of $867.4 million or 7.8%. The increase in sales for the three months ended September 25, 2021 as compared with the three months ended September 26, 2020 was primarily due to new supermarket sales and a 6.3% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Comparable store sales for the three months ended September 25, 2021 increased primarily due to increased product costs. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months.
Sales for the nine months ended September 25, 2021 were $35.4 billion as compared with $33.7 billion for the nine months ended September 26, 2020, an increase of $1,746.8 million or 5.2%. The increase in sales for the nine months ended September 25, 2021 as compared with the nine months ended September 26, 2020 was primarily due to new supermarket sales and a 3.6% increase in comparable store sales. Comparable store sales for the nine months ended September 25, 2021 increased primarily due to increased product costs.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 26.9% and 27.6% for the three months ended September 25, 2021 and September 26, 2020, respectively. The decrease in gross profit as a percentage of sales for the three months ended September 25, 2021 as compared with the three months ended September 26, 2020 was primarily due to the increase in the LIFO reserve and product cost increases which were not passed on to customers. Gross profit as a percentage of sales was 27.7% and 28.1% for the nine months ended September 25, 2021 and September 26, 2020, respectively. The decrease in gross profit as a percentage of sales for the nine months ended September 25, 2021 as compared with the nine months ended September 26, 2020 was primarily due to the increase in the LIFO reserve and a decrease in the impact of the coronavirus pandemic on shrink and volume driven efficiencies in 2021 as compared with 2020.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 20.0% and 20.4% for the three months ended September 25, 2021 and September 26, 2020, respectively. The decrease in operating and administrative expenses as a percentage of sales for the three months ended September 25, 2021 as compared with the three months ended September 26, 2020 was primarily due to a decrease in payroll costs as a percentage of sales, partially offset by an increase in facility costs as a percentage of sales. Operating and administrative expenses as a percentage of sales were 19.8% and 19.6% for the nine months ended September 25, 2021 and September 26, 2020, respectively. The increase in operating and administrative expenses as a percentage of sales for the nine months ended September 25, 2021 as compared with the nine months ended September 26, 2020 was primarily due to an increase in payroll costs as a percentage of sales.

Operating profit
Operating profit as a percentage of sales was 7.6% and 7.9% for the three months ended September 25, 2021 and September 26, 2020, respectively. The decrease in operating profit as a percentage of sales for the three months ended September 25, 2021 as compared with the three months ended September 26, 2020 was primarily due to the decrease in gross profit as a percentage of sales, partially offset by the decrease in operating and administrative expenses as a percentage of sales. Operating profit as a percentage of sales was 8.7% and 9.2% for the nine months ended September 25, 2021 and September 26, 2020, respectively. The decrease in operating profit as a percentage of sales for the nine months ended September 25, 2021 as compared with the nine months ended September 26, 2020 was primarily due to the decrease in gross profit as a percentage of sales and the increase in operating and administrative expenses as a percentage of sales.
Investment income
Investment income was $130.3 million and $265.3 million for the three months ended September 25, 2021 and September 26, 2020, respectively. Excluding the impact of net unrealized gains on equity securities in 2021 and 2020, investment income would have been $57.4 million and $156.2 million for the three months ended September 25, 2021 and September 26, 2020, respectively. Excluding the impact of net unrealized gains on equity securities, the decrease in investment income for the three months ended September 25, 2021 as compared with the three months ended September 26, 2020 was primarily due to the decrease in net realized gains on investments.
Investment income was $1,153.3 million and $608.9 million for the nine months ended September 25, 2021 and September 26, 2020, respectively. Excluding the impact of net unrealized gains on equity securities in 2021 and 2020, investment income would have been $176.0 million and $365.8 million for the nine months ended September 25, 2021 and September 26, 2020, respectively. Excluding the impact of net unrealized gains on equity securities, the decrease in investment income for the nine months ended September 25, 2021 as compared with the nine months ended September 26, 2020 was primarily due to the decrease in net realized gains on investments.
Income tax expense
The effective income tax rate was 19.3% and 20.9% for the three months ended September 25, 2021 and September 26, 2020, respectively. The decrease in the effective income tax rate for the three months ended September 25, 2021 as compared with the three months ended September 26, 2020 was primarily due to the increased impact of permanent deductions and credits relative to earnings before income tax expense and a reduction in state income tax rates. The effective income tax rate was 21.4% and 21.2% for the nine months ended September 25, 2021 and September 26, 2020, respectively. The increase in the effective income tax rate for the nine months ended September 25, 2021 as compared with the nine months ended September 26, 2020 was primarily due to the decreased impact of permanent deductions and credits relative to earnings before income tax expense, partially offset by a reduction in state income tax rates.
Net earnings
Net earnings were $856.9 million or $1.24 per share and $917.6 million or $1.31 per share for the three months ended September 25, 2021 and September 26, 2020, respectively. Net earnings as a percentage of sales were 7.2% and 8.3% for the three months ended September 25, 2021 and September 26, 2020, respectively. Excluding the impact of net unrealized gains on equity securities in 2021 and 2020, net earnings would have been $802.5 million or $1.16 per share and 6.7% as a percentage of sales for the three months ended September 25, 2021 and $836.2 million or $1.20 per share and 7.6% as a percentage of sales for the three months ended September 26, 2020. Excluding the impact of net unrealized gains on equity securities in 2021 and 2020, the decrease in net earnings as a percentage of sales for the three months ended September 25, 2021 as compared with the three months ended September 26, 2020 was primarily due to the decrease in operating profit as a percentage of sales and net realized gains on investments.
Net earnings were $3,361.4 million or $4.87 per share and $2,952.0 million or $4.20 per share for the nine months ended September 25, 2021 and September 26, 2020, respectively. Net earnings as a percentage of sales were 9.5% and 8.8% for the nine months ended September 25, 2021 and September 26, 2020, respectively. Excluding the impact of net unrealized gains on equity securities in 2021 and 2020, net earnings would have been $2,632.6 million or $3.81 per share and 7.4% as a percentage of sales for the nine months ended September 25, 2021 and $2,770.7 million or $3.94 per share and 8.2% as a percentage of sales for the nine months ended September 26, 2020. Excluding the impact of net unrealized gains on equity securities in 2021 and 2020, the decrease in net earnings as a percentage of sales for the nine months ended September 25, 2021 as compared with the nine months ended September 26, 2020 was primarily due to the decrease in operating profit as a percentage of sales and net realized gains on investments.

Non-GAAP Financial Measures
In addition to reporting financial results for the three and nine months ended September 25, 2021 and September 26, 2020 in accordance with GAAP, the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations. Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for the three and nine months ended September 25, 2021 and September 26, 2020:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(Amounts are in millions, except per share amounts)
Net earnings	$856.9	917.6	3,361.4	2,952.0
Fair value adjustment, due to net unrealized gain, on equity securities held at end of period	(72.9)	(130.6)	(986.7)	(340.6)
Net gain on sale of equity securities previously recognized through fair value adjustment	—	21.5	9.4	97.5
Income tax expense (1)	18.5	27.7	248.5	61.8
Net earnings excluding impact of fair value adjustment	$802.5	836.2	2,632.6	2,770.7
Weighted average shares outstanding	688.9	698.8	690.7	702.9
Earnings per share excluding impact of fair value adjustment	$1.16	1.20	3.81	3.94
(1)Income tax expense is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $14,528.5 million as of September 25, 2021, as compared with $11,961.7 million as of December 26, 2020 and $11,419.0 million as of September 26, 2020. The increase from the third quarter of 2020 to the third quarter of 2021 was primarily due to the increase in the fair value of investments and increased sales as a result of the coronavirus pandemic.
Net cash provided by operating activities
Net cash provided by operating activities was $4,126.7 million and $4,279.9 million for the nine months ended September 25, 2021 and September 26, 2020, respectively. The decrease in net cash provided by operating activities for the nine months ended September 25, 2021 as compared with the nine months ended September 26, 2020 was primarily due to the impact of the lag in payments for merchandise related to increased sales from the coronavirus pandemic in 2020, partially offset by the decrease in trade receivables and inventories.
Net cash used in investing activities
Net cash used in investing activities was $2,238.6 million and $2,891.9 million for the nine months ended September 25, 2021 and September 26, 2020, respectively. The primary use of net cash in investing activities for the nine months ended September 25, 2021 was funding capital expenditures and net increases in investments. Capital expenditures for the nine months ended September 25, 2021 totaled $983.3 million. These expenditures were incurred in connection with the opening of 29 supermarkets (including six replacement supermarkets) and the remodeling of 111 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, construction or expansion of warehouses and new or enhanced information technology hardware and software. For the nine months ended September 25, 2021, the payment for investments, net of the proceeds from the sale and maturity of investments, was $1,265.6 million.
Net cash used in financing activities
Net cash used in financing activities was $1,390.1 million and $1,548.6 million for the nine months ended September 25, 2021 and September 26, 2020, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $634.7 million and $896.3 million for the nine months ended September 25, 2021 and September 26, 2020, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $732.9 million or $1.06 per share and $661.6 million or $0.94 per share during the nine months ended September 25, 2021 and September 26, 2020, respectively.
Capital expenditures projection
Capital expenditures for the remainder of 2021 are expected to be approximately $400 million, primarily related to new supermarkets, remodeling existing supermarkets, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
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
Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 25, 2021 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
Shares of common stock repurchased by the Company during the three months ended September 25, 2021 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 27, 2021 through July 31, 2021	771	$61.30	N/A	N/A
August 1, 2021 through August 28, 2021	2,207	63.10	N/A	N/A
August 29, 2021 through September 25, 2021	915	63.10	N/A	N/A
Total	3,893	$62.74	N/A	N/A
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
The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended September 25, 2021 required to be disclosed in the last two columns of the table.
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

PUBLIX SUPER MARKETS, INC.

Date:	November 1, 2021	/s/ Merriann M. Metz
Merriann M. Metz, Secretary

Date:	November 1, 2021	/s/ David P. Phillips
David P. Phillips, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)