Form 10-K
period 2021-12-25
PUBLIX SUPER MARKETS INC
filed 2022-03-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2021
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes                No    X
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $24,685,978,000 as of June 25, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter.
The number of shares of the Registrant’s common stock outstanding as of February 1, 2022 was 682,254,000.
Documents Incorporated By Reference
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Proxy Statement solicited for the 2022 Annual Meeting of Stockholders to be held on April 12, 2022.

PART I
Item 1. Business
Publix Super Markets, Inc. and its wholly owned subsidiaries (Company) are in the business of operating retail food supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. The Company plans to expand its retail operations into Kentucky in 2023. The Company was founded in 1930 and has no other significant lines of business or industry segments.
Merchandising and manufacturing
The Company sells a variety of merchandise which includes grocery (including dairy, produce, floral, deli, bakery, meat and seafood), health and beauty care, general merchandise, pharmacy and other products and services. This merchandise includes nationally advertised and private label brands as well as unbranded products such as produce, meat and seafood. Private label items are produced in the Company’s dairy, bakery and deli manufacturing facilities or are manufactured for the Company by suppliers. The Company receives the food and nonfood products it sells from many sources. The Company believes its sources of supply for these products and the raw materials used in manufacturing are adequate for its needs and that it is not dependent upon a single supplier or relatively few suppliers. Merchandise is delivered to the supermarkets through Company distribution centers or directly from suppliers and is generally available in sufficient quantities to enable the Company to satisfy its customers. The cost of merchandise delivered to the supermarkets through the Company’s distribution centers is approximately 74% of the total product costs. The coronavirus pandemic has impacted the Company’s sources of supply, product mix and the availability of certain products. However, the Company has generally been able to secure alternative sources of supply to serve the needs of its customers. The future impact of the coronavirus pandemic on sources of supply, product mix and customer demand is uncertain and difficult to predict.
Store operations
The Company operated 1,293 supermarkets at the end of 2021, compared with 1,264 at the beginning of the year. In 2021, 45 supermarkets were opened (including 10 replacement supermarkets) and 134 supermarkets were remodeled. Sixteen supermarkets were closed during the period. The replacement supermarkets that opened in 2021 replaced six supermarkets closed in 2021 and four supermarkets closed in a previous period. Nine supermarkets closed in 2021 will be replaced on site in a subsequent period and one supermarket will not be replaced. Net new supermarkets added 1.3 million square feet in 2021, an increase of 2.2%. At the end of 2021, the Company had 830 supermarkets located in Florida, 194 in Georgia, 82 in Alabama, 65 in South Carolina, 52 in Tennessee, 51 in North Carolina and 19 in Virginia. Also, at the end of 2021, the Company had 24 supermarkets under construction in Florida, eight in Georgia, six in Alabama, three in South Carolina and three in Tennessee.
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
Human capital resources
Employee Ownership
The Company is the largest employee-owned company in the U.S. with 232,000 employees at the end of 2021. The Company is dedicated to the dignity, value and employment security of its employees and recognizes they are its most important asset and primary competitive advantage. The Company considers its employee relations to be good.
Career Development
The Company believes in promoting its employees from within and is committed to providing them with many opportunities for advancing their careers. Almost all of the Company’s employees in leadership positions began their Publix careers in entry level positions. Continuous on-the-job training plays an important role in helping employees develop the skills necessary to advance their careers. The Company also offers tuition reimbursement designed to encourage and assist eligible associates in continuing their education. Additionally, the Company invests in the development of its employees through training and leadership development programs to support their career advancement.

Community Involvement
The Company is committed to community involvement, with a primary focus of helping alleviate hunger in the communities it serves. Since 2009, the Company has donated more than $2 billion in food to food banks and other nonprofit organizations. Due to the coronavirus pandemic, there has been an increased need for this effort. As a result, the Company launched an initiative to purchase produce and milk from local farmers and deliver the products to food banks for those in need. The Company extended this commitment by implementing its Feeding More Together program. Through this program, customer donations at the registers enable food banks to purchase nonperishable products they need most. The Company matches the customer donations by purchasing an equivalent dollar value of produce from farmers and donating it to the food banks. The Company is also involved in many other community activities and programs in the areas it serves.
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
On March 13, 2020, the coronavirus pandemic was declared a national emergency. The coronavirus pandemic resulted in national, state and local authorities mandating or recommending isolation and other preventative measures for large portions of the population, including mandatory business restrictions and closures. While some of these preventative measures, which were necessary to slow the spread of the virus and protect lives, have been eased, the impact of the coronavirus pandemic remains uncertain and difficult to predict.
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
The extent to which the coronavirus pandemic will continue to impact the Company will depend on future developments, which remain uncertain and difficult to predict, including the emergence, severity and duration of variants, vaccination rates among the population, the effectiveness of vaccines and treatment development and delivery, the direct and indirect economic effects of the coronavirus pandemic and potential changes in consumer behavior, among others. The future impact of the coronavirus pandemic could adversely affect the Company’s financial condition and results of operations.
Increased competition could adversely affect the Company.
The Company is engaged in the highly competitive retail food industry. The Company’s competitors include traditional supermarkets, such as national and regional supermarket chains and independent supermarkets, as well as nontraditional competitors, such as supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores, restaurants, convenience stores and online retailers. There has been a trend for traditional supermarkets to lose market share to nontraditional competitors. The Company’s ability to attract and retain customers is based primarily on quality of goods and service, price, convenience, product mix and store location. The Company believes it will face increased competition in the future from existing and potentially new competitors. The impact of pricing, purchasing, advertising or promotional decisions made by its competitors as well as competitor format innovation, location additions and changes in service offerings could adversely affect the Company’s financial condition and results of operations.
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
The Company’s core strategies focus on customer service, product quality, shopping environment, competitive pricing and customer convenience. The Company has implemented several strategic business and technology initiatives as part of the execution of these core strategies. The Company believes these core strategies and related strategic initiatives differentiate it from its competition and present opportunities for sustained market share and financial growth. Failure to execute these core strategies, or failure to execute the core strategies in a cost effective manner, could adversely affect the Company’s financial condition and results of operations.
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

Item 1B. Unresolved Staff Comments
None
Item 2. Properties
At year end, the Company operated 60.9 million square feet of supermarket space. The Company’s supermarkets vary in size. Current supermarket prototypes range from 28,000 to 55,000 square feet. Supermarkets are often located in shopping centers where the Company is the anchor tenant. The majority of the Company’s supermarkets are leased. Initial lease terms are typically 20 years followed by five year renewal options. Both the building and land are owned at 369 locations. The building is owned while the land is leased at 79 other locations.
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
Item 4. Mine Safety Disclosures
Not applicable
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)Market Information
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

The market prices for the Company’s common stock for 2021 and 2020 were as follows:

	2021	2020
January - February	$57.95	47.10
March - April	60.20	48.90
May - July	61.30	50.10
August - October	63.10	54.35
November - December	66.40	57.95
(b)Approximate Number of Equity Security Holders
As of February 1, 2022, the approximate number of holders of record of the Company’s common stock was 214,000.
(c)Dividends
The Company paid quarterly dividends per share on its common stock in 2021 and 2020 as follows:

Quarter	2021	2020
First	$0.32	0.30
Second	0.37	0.32
Third	0.37	0.32
Fourth	0.37	0.32
	$1.43	1.26
Payment of dividends is within the discretion of the Board of Directors and depends on, among other factors, net earnings, capital requirements and the financial condition of the Company. However, the Company intends to continue to pay comparable dividends to stockholders in the future.
(d)Purchases of Equity Securities by the Issuer
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended December 25, 2021 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 26 - October 30, 2021	860	$63.10	N/A	N/A
October 31 - November 27, 2021	2,642	66.40	N/A	N/A
November 28 - December 25, 2021	1,129	66.40	N/A	N/A
Total	4,631	$65.79	N/A	N/A

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
The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended December 25, 2021 required to be disclosed in the last two columns of the table.

(e)Performance Graph
The following performance graph sets forth the Company’s cumulative total stockholder return during the five years ended December 25, 2021, compared to the cumulative total return on the S&P 500 Index and a custom Peer Group Index including retail food supermarket companies.(1) The Peer Group Index is weighted based on the various companies’ market capitalization. The comparison assumes $100 was invested at the end of 2016 in the Company’s common stock and in each of the related indices and assumes reinvestment of dividends.
The Company’s common stock is valued as of the end of each fiscal quarter. After the end of a quarter, however, shares continue to be traded at the prior valuation until the new valuation is received. The cumulative total return for the companies represented in the S&P 500 Index and the custom Peer Group Index is based on those companies’ trading price as of the Company’s fiscal year end. The following performance graph is based on the Company’s trading price at fiscal year end based on its market price as of the prior fiscal quarter. For comparative purposes, a performance graph based on the Company’s fiscal year end valuation (market price as of March 1, 2022) is provided in the 2022 Proxy Statement. Past stock performance shown below is no guarantee of future performance.
Comparison of Five Year Cumulative Return Based Upon Fiscal Year End Trading Price

	2016	2017	2018	2019	2020	2021
Publix	$100.00	93.99	111.59	126.29	159.14	186.53
S&P 500	100.00	121.83	115.49	153.58	178.76	231.39
Peer Group (1)	100.00	92.07	102.22	109.29	119.88	170.62

___________________________
(1)Companies included in the Peer Group are Ahold Delhaize, Albertsons, Kroger and Weis Markets. Albertsons is included in the Peer Group for 2021 due to its initial public offering in 2020.

Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The objective of this section is to provide a summary of material information relevant to enhancing the stockholders’ understanding of the financial condition and results of operations of the Company. Following is an analysis of the financial condition and results of operations of the Company for 2021 and 2020 as compared with the previous years. This information should be read in conjunction with the Company’s consolidated financial statements and accompanying notes.
Overview
The Company is engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. The Company plans to expand its retail operations into Kentucky in 2023. The Company has no other significant lines of business or industry segments. As of December 25, 2021, the Company operated 1,293 supermarkets including 830 located in Florida, 194 in Georgia, 82 in Alabama, 65 in South Carolina, 52 in Tennessee, 51 in North Carolina and 19 in Virginia. In 2021, 45 supermarkets were opened (including 10 replacement supermarkets) and 134 supermarkets were remodeled. During 2021, the Company opened 29 supermarkets in Florida, five in Tennessee, four in Georgia, three in Alabama, two in North Carolina and two in South Carolina. Sixteen supermarkets were closed during the period. The replacement supermarkets that opened in 2021 replaced six supermarkets closed in 2021 and four supermarkets closed in a previous period. Nine supermarkets closed in 2021 will be replaced on site in a subsequent period and one supermarket will not be replaced. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
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
Operating Environment
The Company is engaged in the highly competitive retail food industry. The Company’s competitors include traditional supermarkets, such as national and regional supermarket chains and independent supermarkets, as well as nontraditional competitors, such as supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores, restaurants, convenience stores and online retailers. There has been a trend for traditional supermarkets to lose market share to nontraditional competitors. The Company’s ability to attract and retain customers is based primarily on quality of goods and service, price, convenience, product mix and store location. In addition, the Company competes with other companies for new retail sites. To meet the challenges of this highly competitive environment, the Company continues to focus on its core strategies, including customer service, product quality, shopping environment, competitive pricing and customer convenience. The Company has implemented several strategic business and technology initiatives as part of the execution of these core strategies. The Company believes these core strategies and related strategic initiatives differentiate it from its competition and present opportunities for sustained market share and financial growth.
Coronavirus Pandemic
On March 13, 2020, the coronavirus pandemic was declared a national emergency. The coronavirus pandemic resulted in national, state and local authorities mandating or recommending isolation and other preventative measures for large portions of the population, including mandatory business restrictions and closures. While some of these preventative measures, which were necessary to slow the spread of the virus and protect lives, have been eased, the impact of the coronavirus pandemic remains uncertain and difficult to predict. It remains a top priority of the Company to continue to serve its customers in a way that protects the health and safety of its employees and customers.

Results of Operations
The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2021, 2020 and 2019 include 52 weeks.
Sales
Sales for 2021 were $48.0 billion as compared with $44.9 billion in 2020, an increase of $3,133.0 million or 7.0%. The increase in sales for 2021 as compared with 2020 was primarily due to new supermarket sales and a 5.4% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Comparable store sales for 2021 increased primarily due to increased product costs. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months.
Sales for 2020 were $44.9 billion as compared with $38.1 billion in 2019, an increase of $6,747.1 million or 17.7%. The increase in sales for 2020 as compared with 2019 was primarily due to the impact of the coronavirus pandemic. Comparable store sales for 2020 increased 16.0% primarily due to the impact of the coronavirus pandemic.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.4%, 27.9% and 27.2% in 2021, 2020 and 2019, respectively. Excluding the last-in, first-out (LIFO) reserve effect of $109.3 million, $19.8 million and $39.9 million in 2021, 2020 and 2019, respectively, gross profit as a percentage of sales would have been 27.7%, 27.9% and 27.3% in 2021, 2020 and 2019, respectively. After excluding the LIFO reserve effect, the decrease in gross profit as a percentage of sales for 2021 as compared with 2020 was primarily due to increased shrink and distribution costs. After excluding the LIFO reserve effect, the increase in gross profit as a percentage of sales for 2020 as compared with 2019 was primarily due to reduced shrink and volume driven efficiencies related to the impact of the coronavirus pandemic.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 19.6%, 19.7% and 20.6% in 2021, 2020 and 2019, respectively. Operating and administrative expenses as a percentage of sales for 2021 as compared with 2020 remained relatively unchanged. The decrease in operating and administrative expenses as a percentage of sales for 2020 as compared with 2019 was primarily due to volume driven efficiencies related to the impact of the coronavirus pandemic.
Operating profit
Operating profit as a percentage of sales was 8.7%, 8.9% and 7.6% in 2021, 2020 and 2019, respectively. The decrease in operating profit as a percentage of sales for 2021 as compared with 2020 was primarily due to the decrease in gross profit as a percentage of sales, partially offset by the decrease in operating and administrative expenses as a percentage of sales. The increase in operating profit as a percentage of sales for 2020 as compared with 2019 was primarily due to the increase in gross profit as a percentage of sales and the decrease in operating and administrative expenses as a percentage of sales.
Investment income
Investment income was $1,330.2 million, $975.0 million and $814.4 million in 2021, 2020 and 2019, respectively. Excluding the impact of net unrealized gains on equity securities in 2021, 2020 and 2019, investment income would have been $230.7 million, $596.0 million and $291.7 million for 2021, 2020 and 2019, respectively. Excluding the impact of net unrealized gains on equity securities, the decrease in investment income for 2021 as compared with 2020 was primarily due to the decrease in net realized gains on investments. Excluding the impact of net unrealized gains on equity securities, the increase in investment income for 2020 as compared with 2019 was primarily due to the increase in net realized gains on investments.
Income tax expense
The effective income tax rate was 20.6%, 21.1% and 20.6% in 2021, 2020 and 2019, respectively. The decrease in the effective income tax rate for 2021 as compared with 2020 was primarily due to a reduction in state income tax rates and an increase in investment related tax credits. The increase in the effective income tax rate for 2020 as compared with 2019 was primarily due to the decreased impact of permanent deductions and credits due to the increase in earnings before income tax expense.

Net earnings
Net earnings were $4,412.2 million or $6.40 per share, $3,971.8 million or $5.67 per share and $3,005.4 million or $4.21 per share in 2021, 2020 and 2019, respectively. Net earnings as a percentage of sales were 9.2%, 8.9% and 7.9% in 2021, 2020 and 2019, respectively. Excluding the impact of net unrealized gains on equity securities in 2021, 2020 and 2019, net earnings would have been $3,592.2 million or $5.21 per share and 7.5% as a percentage of sales for 2021, $3,689.2 million or $5.27 per share and 8.2% as a percentage of sales for 2020 and $2,615.6 million or $3.67 per share and 6.9% as a percentage of sales for 2019. Excluding the impact of net unrealized gains on equity securities, the decrease in net earnings as a percentage of sales for 2021 as compared with 2020 was primarily due to the decrease in operating profit as a percentage of sales and net realized gains on investments. Excluding the impact of net unrealized gains on equity securities, the increase in net earnings as a percentage of sales for 2020 as compared with 2019 was primarily due to the impact of the coronavirus pandemic.
Non-GAAP Financial Measures
In addition to reporting financial results for 2021, 2020 and 2019 in accordance with U.S. generally accepted accounting principles (GAAP), the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations. Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for 2021, 2020 and 2019:

	2021	2020	2019
	(Amounts are in millions, except per share amounts)
Net earnings	$4,412.2	3,971.8	3,005.4
Fair value adjustment, due to net unrealized gain, on equity securities held at end of year	(1,109.0)	(554.6)	(472.5)
Net gain (loss) on sale of equity securities previously recognized through fair value adjustment	9.4	175.6	(50.2)
Income tax expense (1)	279.6	96.4	132.9
Net earnings excluding impact of fair value adjustment	$3,592.2	3,689.2	2,615.6
Weighted average shares outstanding	689.4	700.6	713.5
Earnings per share excluding impact of fair value adjustment	$5.21	5.27	3.67
(1)Income tax expense is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $14,783.4 million as of December 25, 2021, as compared with $11,961.7 million as of December 26, 2020. The increase was primarily due to the increase in the fair value of investments and the increase in sales.
Net cash provided by operating activities
Net cash provided by operating activities was $5,388.8 million, $5,424.2 million and $4,024.4 million in 2021, 2020 and 2019, respectively. The decrease in net cash provided by operating activities for 2021 as compared with 2020 was primarily due to the timing of payments for merchandise in 2020 and the deferral in 2020 of payroll tax payments under a coronavirus tax relief provision, partially offset by the increase in sales. The increase in net cash provided by operating activities for 2020 as compared with 2019 was primarily due to increased sales as a result of the coronavirus pandemic, the timing of payments for merchandise and the deferral of 2020 payroll tax payments under a coronavirus tax relief provision, partially offset by the increase in income taxes paid.
Net cash used in investing activities
Net cash used in investing activities was $3,032.0 million, $3,428.5 million and $2,257.0 million in 2021, 2020 and 2019, respectively. The primary use of net cash in investing activities for 2021 was funding capital expenditures and net increases in investments. Capital expenditures for 2021 totaled $1,288.4 million. These expenditures were incurred in connection with the opening of 45 supermarkets (including 10 replacement supermarkets) and the remodeling of 134 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, construction or expansion of warehouses and new or enhanced information technology hardware and software. In 2021, the payment for investments, net of the proceeds from the sale and maturity of investments, was $1,758.4 million. The primary use of net cash in investing activities for 2020 was funding capital expenditures and net increases in investments. Capital expenditures for 2020 totaled $1,228.4 million. These expenditures were incurred in connection with the opening of 39 supermarkets (including nine replacement supermarkets) and the remodeling of 154 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress and new or enhanced information technology hardware and software. In 2020, the payment for investments, net of the proceeds from the sale and maturity of investments, was $2,210.4 million.
Net cash used in financing activities
Net cash used in financing activities was $1,898.3 million, $2,085.7 million and $1,603.3 million in 2021, 2020 and 2019, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $874.0 million, $1,190.5 million and $776.6 million in 2021, 2020 and 2019, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the ESPP, Directors Plan, 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $987.0 million or $1.43 per share, $884.4 million or $1.26 per share and $828.7 million or $1.16 per share in 2021, 2020 and 2019, respectively.
Capital expenditures projection
Capital expenditures for 2022 are expected to be approximately $2,000 million, primarily related to new supermarkets, remodeling existing supermarkets, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
Contractual obligations
The Company’s contractual obligations arising in the normal course of business primarily include operating and finance leases, lease related commitments, purchase obligations, self-insurance reserves and long-term debt. Lease related commitments include real estate taxes, insurance and maintenance related to operating and finance leases and commitments for lease agreements that have not yet commenced. Lease related commitments are typically due over the applicable lease term. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations are typically due in one year or less.

Cash requirements
In 2022, cash requirements for operations, capital expenditures, common stock repurchases and dividend payments are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.
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
Debt securities are subject to interest rate risk and credit risk. Debt securities held by the Company at year end primarily consisted of corporate, government-sponsored agency, state and municipal bonds with high credit ratings; therefore, the Company believes the credit risk is low. The Company believes a 50 basis point increase in interest rates would result in an immaterial unrealized loss on its debt securities. Since the Company does not intend to sell its debt securities or will likely not be required to sell its debt securities prior to any anticipated recovery, such a hypothetical temporary unrealized loss would impact comprehensive earnings, but not earnings or cash flows.
Equity securities are subject to equity price risk that results from fluctuations in quoted market prices as of the balance sheet date. Market price fluctuations may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Due to equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings, fluctuations in quoted market prices for equity securities will impact earnings. A decrease of 10% in the value of the Company’s equity securities would result in an unrealized loss of approximately $360 million recognized in earnings, but would not impact cash flows.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule
Page
Report of Independent Registered Public Accounting Firm	16

KPMG LLP (PCAOB ID: 185)

Consolidated Financial Statements:

Consolidated Balance Sheets – December 25, 2021 and December 26, 2020	18

Consolidated Statements of Earnings – Years ended December 25, 2021, December 26, 2020 and December 28, 2019	20

Consolidated Statements of Comprehensive Earnings – Years ended December 25, 2021, December 26, 2020 and December 28, 2019	21

Consolidated Statements of Cash Flows – Years ended December 25, 2021, December 26, 2020 and December 28, 2019	22

Consolidated Statements of Stockholders’ Equity – Years ended December 25, 2021, December 26, 2020 and December 28, 2019	24

Notes to Consolidated Financial Statements	25

The following consolidated financial statement schedule of the Company for the years ended December 25, 2021, December 26, 2020 and December 28, 2019 is submitted herewith:

Schedule II – Valuation and Qualifying Accounts	39

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Publix Super Markets, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries (the Company) as of December 25, 2021 and December 26, 2020, the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended December 25, 2021, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 25, 2021, in conformity with U.S. generally accepted accounting principles.
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
Evaluation of self-insurance reserves
As discussed in Note 1(k) to the consolidated financial statements, the Company estimates its self-insurance reserves for workers’ compensation and general liability exposures by considering historical claims experience and actuarial analyses using actuarial assumptions and generally accepted actuarial methods. The self-insurance reserves balance as of December 25, 2021 of $440 million includes the self-insurance reserves related to workers’ compensation and general liability. The Company engages actuaries to estimate its workers’ compensation and general liability self-insurance reserves at least annually.
We identified the evaluation of the Company’s workers’ compensation and general liability self-insurance reserves as a critical audit matter because of the specialized skills necessary to evaluate the Company’s key assumption, the loss development factors, and the selection of the actuarial projections derived from various actuarial methods.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the workers’ compensation and general liability self-insurance reserves. This included controls related to the loss development factors used to estimate the actuarial projections and the selection of the actuarial projections derived from various actuarial methods. We involved actuarial professionals with specialized skills and knowledge who assisted in:
•Assessing the actuarial models used by the Company for consistency with generally accepted actuarial standards;
•Evaluating the Company’s ability to estimate self-insurance reserves by comparing its historical estimates with actual incurred losses; and
•Evaluating the key assumption, the loss development factors, and the actuarial projections by developing an independent expectation of the workers’ compensation and general liability self-insurance reserves and comparing them to the amounts recorded by the Company.
/s/ KPMG LLP
We have served as the Company’s auditor since 1961.
Tampa, Florida
March 1, 2022

PUBLIX SUPER MARKETS, INC.
Consolidated Balance Sheets
December 25, 2021 and
December 26, 2020

	2021	2020
ASSETS	(Amounts are in thousands)
Current assets:
Cash and cash equivalents	$1,131,901	673,483
Short-term investments	883,066	682,965
Trade receivables	903,570	917,531
Inventories	2,054,394	2,033,792
Prepaid expenses	131,655	110,025
Total current assets	5,104,586	4,417,796
Long-term investments	12,768,411	10,605,234
Other noncurrent assets	445,120	415,103
Operating lease right-of-use assets	2,950,460	2,965,424
Property, plant and equipment:
Land	2,122,224	2,059,274
Buildings and improvements	6,308,697	6,057,400
Furniture, fixtures and equipment	6,113,543	5,796,442
Leasehold improvements	1,825,530	1,764,326
Finance lease right-of-use assets	547,980	322,452
Construction in progress	387,090	257,099
	17,305,064	16,256,993
Accumulated depreciation	(7,049,294)	(6,566,473)
Net property, plant and equipment	10,255,770	9,690,520
	$31,524,347	28,094,077

See accompanying notes to consolidated financial statements.

	2021	2020
LIABILITIES AND EQUITY	(Amounts are in thousands, except par value)
Current liabilities:
Accounts payable	$2,594,976	2,414,798
Accrued expenses:
Contributions to retirement plans	661,046	639,581
Self-insurance reserves	191,477	161,223
Salaries and wages	215,617	197,721
Other	764,365	499,970
Current portion of long-term debt	39,168	36,392
Current portion of operating lease liabilities	355,066	345,805
Income taxes	—	71,354
Total current liabilities	4,821,715	4,366,844
Deferred income taxes	1,030,677	772,722
Self-insurance reserves	248,913	235,858
Long-term debt	98,185	123,835
Operating lease liabilities	2,570,421	2,588,258
Finance lease liabilities	411,620	246,411
Other noncurrent liabilities	304,951	474,285
Total liabilities	9,486,482	8,808,213
Common stock related to Employee Stock Ownership Plan (ESOP)	3,825,128	3,484,549
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued and outstanding 683,680 shares in 2021 and 690,982 shares in 2020	683,680	690,982
Additional paid-in capital	4,291,484	4,005,969
Retained earnings	17,025,406	14,343,865
Accumulated other comprehensive (losses) earnings	(5,421)	200,951
Common stock related to ESOP	(3,825,128)	(3,484,549)
Total stockholders’ equity	18,170,021	15,757,218
Noncontrolling interests	42,716	44,097
Total equity	22,037,865	19,285,864
Commitments and contingencies	—	—
	$31,524,347	28,094,077

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Earnings
Years ended December 25, 2021, December 26, 2020
and December 28, 2019

	2021	2020	2019
	(Amounts are in thousands, except per share amounts)
Revenues:
Sales	$47,996,551	44,863,507	38,116,402
Other operating income	397,356	340,452	346,351
Total revenues	48,393,907	45,203,959	38,462,753
Costs and expenses:
Cost of merchandise sold	34,828,309	32,354,606	27,740,469
Operating and administrative expenses	9,412,872	8,837,380	7,833,035
Total costs and expenses	44,241,181	41,191,986	35,573,504
Operating profit	4,152,726	4,011,973	2,889,249
Investment income	1,330,204	975,006	814,372
Other nonoperating income, net	76,849	49,676	82,365
Earnings before income tax expense	5,559,779	5,036,655	3,785,986
Income tax expense	1,147,559	1,064,817	780,591
Net earnings	$4,412,220	3,971,838	3,005,395
Weighted average shares outstanding	689,423	700,587	713,535
Earnings per share	$6.40	5.67	4.21
See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Comprehensive Earnings
Years ended December 25, 2021, December 26, 2020
and December 28, 2019

	2021	2020	2019
	(Amounts are in thousands)
Net earnings	$4,412,220	3,971,838	3,005,395
Other comprehensive earnings:
Unrealized (loss) gain on debt securities net of income taxes of $(68,470), $47,253 and $50,504 in 2021, 2020 and 2019, respectively.	(200,964)	138,989	148,141
Reclassification adjustment for net realized gain on debt securities net of income taxes of $(5,392), $(4,616) and $(205) in 2021, 2020 and 2019, respectively.	(15,886)	(13,591)	(602)
Adjustment to postretirement benefit obligation net of income taxes of $3,572, $(1,955) and $(3,576) in 2021, 2020 and 2019, respectively.	10,478	(5,736)	(10,488)
Comprehensive earnings	$4,205,848	4,091,500	3,142,446

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Cash Flows
Years ended December 25, 2021, December 26, 2020
and December 28, 2019

	2021	2020	2019
	(Amounts are in thousands)
Cash flows from operating activities:
Cash received from customers	$48,183,237	44,885,680	38,269,943
Cash paid to employees and suppliers	(42,234,436)	(38,844,539)	(34,017,408)
Income taxes paid	(711,591)	(789,711)	(373,172)
Self-insured claims paid	(494,303)	(384,044)	(394,495)
Dividends and interest received	274,938	241,639	217,574
Other operating cash receipts	394,116	336,244	341,929
Other operating cash payments	(23,195)	(21,052)	(19,940)
Net cash provided by operating activities	5,388,766	5,424,217	4,024,431
Cash flows from investing activities:
Payment for capital expenditures	(1,288,371)	(1,228,387)	(1,141,118)
Proceeds from sale of property, plant and equipment	14,764	10,297	8,609
Payment for investments	(3,296,785)	(5,356,844)	(3,237,807)
Proceeds from sale and maturity of investments	1,538,361	3,146,473	2,113,287
Net cash used in investing activities	(3,032,031)	(3,428,461)	(2,257,029)
Cash flows from financing activities:
Payment for acquisition of common stock	(1,137,131)	(1,440,312)	(1,088,570)
Proceeds from sale of common stock	263,083	249,808	311,950
Dividends paid	(986,987)	(884,369)	(828,733)
Repayment of long-term debt	(38,126)	(28,374)	(11,061)
Other, net	844	17,592	13,130
Net cash used in financing activities	(1,898,317)	(2,085,655)	(1,603,284)
Net increase (decrease) in cash and cash equivalents	458,418	(89,899)	164,118
Cash and cash equivalents at beginning of year	673,483	763,382	599,264
Cash and cash equivalents at end of year	$1,131,901	673,483	763,382

See accompanying notes to consolidated financial statements.

	2021	2020	2019
	(Amounts are in thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$4,412,220	3,971,838	3,005,395
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	794,156	736,531	716,669
Increase in last-in, first-out (LIFO) reserve	109,349	19,752	39,939
Retirement contributions paid or payable in common stock	428,466	418,311	409,614
Deferred income taxes	328,245	49,556	215,004
Loss on disposal and impairment of long-lived assets	101,058	138,573	11,036
Gain on investments	(1,132,850)	(775,571)	(627,624)
Net amortization of investments	78,979	54,107	42,753
Change in operating assets and liabilities providing (requiring) cash:
Trade receivables	13,968	(180,438)	(54,890)
Inventories	(129,951)	(140,234)	(104,514)
Other assets	194,143	151,714	136,796
Accounts payable and accrued expenses	267,394	615,521	181,154
Income taxes	(93,288)	58,901	40,548
Other liabilities	16,877	305,656	12,551
Total adjustments	976,546	1,452,379	1,019,036
Net cash provided by operating activities	$5,388,766	5,424,217	4,024,431

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Stockholders’ Equity
Years ended December 25, 2021, December 26, 2020
and December 28, 2019

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
	(Amounts are in thousands, except per share amounts)
Balances at December 29, 2018	$715,445	3,458,004	10,840,654	—	(55,762)	(3,134,999)	11,823,342
Comprehensive earnings	—	—	3,005,395	—	137,051	—	3,142,446
Dividends, $1.16 per share	—	—	(828,733)	—	—	—	(828,733)
Contribution of 8,587 shares to retirement plans	5,605	235,017	—	127,329	—	—	367,951
Acquisition of 24,506 shares from stockholders	—	—	—	(1,088,570)	—	—	(1,088,570)
Sale of 7,026 shares to stockholders	1,497	65,045	—	245,408	—	—	311,950
Retirement of 15,995 shares	(15,995)	—	(699,838)	715,833	—	—	—
Change for ESOP related shares	—	—	—	—	—	(124,231)	(124,231)
Balances at December 28, 2019	706,552	3,758,066	12,317,478	—	81,289	(3,259,230)	13,604,155
Comprehensive earnings	—	—	3,971,838	—	119,662	—	4,091,500
Dividends, $1.26 per share	—	—	(884,369)	—	—	—	(884,369)
Contribution of 7,398 shares to retirement plan	4,977	242,724	—	114,054	—	—	361,755
Acquisition of 27,797 shares from stockholders	—	—	—	(1,440,312)	—	—	(1,440,312)
Sale of 4,829 shares to stockholders	107	5,179	—	244,522	—	—	249,808
Retirement of 20,654 shares	(20,654)	—	(1,061,082)	1,081,736	—	—	—
Change for ESOP related shares	—	—	—	—	—	(225,319)	(225,319)
Balances at December 26, 2020	690,982	4,005,969	14,343,865	—	200,951	(3,484,549)	15,757,218
Comprehensive earnings	—	—	4,412,220	—	(206,372)	—	4,205,848
Dividends, $1.43 per share	—	—	(986,987)	—	—	—	(986,987)
Contribution of 6,786 shares to retirement plan	4,743	285,438	—	118,388	—	—	408,569
Acquisition of 18,314 shares from stockholders	—	—	—	(1,137,131)	—	—	(1,137,131)
Sale of 4,226 shares to stockholders	—	77	—	263,006	—	—	263,083
Retirement of 12,045 shares	(12,045)	—	(743,692)	755,737	—	—	—
Change for ESOP related shares	—	—	—	—	—	(340,579)	(340,579)
Balances at December 25, 2021	$683,680	4,291,484	17,025,406	—	(5,421)	(3,825,128)	18,170,021
See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies
(a)Business
Publix Super Markets, Inc. and its wholly owned subsidiaries (Company) are in the business of operating retail food supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. The Company plans to expand its retail operations into Kentucky in 2023. The Company was founded in 1930 and has no other significant lines of business or industry segments.
(b)Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and certain joint ventures in which the Company has a controlling financial interest. All significant intercompany balances and transactions are eliminated in consolidation.
(c)Fiscal Year
The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2021, 2020 and 2019 include 52 weeks.
(d)Cash Equivalents
The Company considers all liquid investments with maturities of three months or less to be cash equivalents.
(e)Trade Receivables
Trade receivables primarily include amounts due from vendor rebates, debit and credit card sales and third party insurance pharmacy billings.
(f)Inventories
Inventories are valued at the lower of cost or market. The dollar value last-in, first-out (LIFO) method was used to determine the cost for 83% and 84% of inventories as of December 25, 2021 and December 26, 2020, respectively. Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to each similar merchandise category’s ending retail value. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value certain manufactured, seasonal, perishable and other miscellaneous inventory items due to fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink. If all inventories were valued using the FIFO method, inventories and current assets would have been higher than reported by $658,098,000 and $548,749,000 as of December 25, 2021 and December 26, 2020, respectively.
(g)Investments
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
(i)Property, Plant and Equipment and Depreciation
Assets are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives or the terms of the related leases, if shorter, as follows: buildings and improvements (10‑40 years); furniture, fixtures and equipment (3‑20 years); leasehold improvements (10‑20 years); and finance lease right-of-use assets (5‑20 years).
Maintenance and repairs are expensed as incurred. Expenditures for renewals and betterments are capitalized. The gain or loss realized on disposed assets or assets to be disposed of is recorded in earnings.
(j)Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the net book value of an asset to the future net undiscounted cash flows expected to be generated by the asset. An impairment loss is recorded for the excess of the net book value over the fair value of the asset. The fair value is estimated based on expected discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell and are no longer depreciated or amortized. Long-lived assets, including operating lease right-of-use assets, buildings and improvements, furniture, fixtures and equipment, leasehold improvements and finance lease right-of-use assets, are evaluated for impairment at the supermarket level.
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
Actuarial projections are used to calculate the year end postretirement benefit obligation, discounted using a yield curve methodology based on high quality bonds with a rating of AA or better. Actuarial losses are amortized from accumulated other comprehensive earnings into net periodic postretirement benefit cost over future years when the accumulation of such losses exceeds 10% of the year end postretirement benefit obligation. The Company included the accrued postretirement benefit obligation of $122,668,000 and $131,356,000 in other noncurrent liabilities on the consolidated balance sheets as of December 25, 2021 and December 26, 2020, respectively.
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
(n)Revenue Recognition
The Company sells grocery (including dairy, produce, floral, deli, bakery, meat and seafood), health and beauty care, general merchandise, pharmacy and other products and services. Grocery was 84% of sales for 2021, 85% of sales for 2020 and 84% of sales for 2019. All other products and services were 16% of sales for 2021, 15% of sales for 2020 and 16% of sales for 2019.
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
(q)Advertising Costs
Advertising costs are expensed as incurred and were $280,199,000, $244,839,000 and $245,403,000 for 2021, 2020 and 2019, respectively.
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
(v)Reclassifications
Certain 2020 amounts have been reclassified to conform with the 2021 presentation in the consolidated balance sheets.
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
Level 2 – Fair value is determined by using other than quoted prices. By using observable inputs (for example, benchmark yields, interest rates, reported trades and broker dealer quotes), the fair value is determined through processes such as benchmark curves, benchmarking of similar securities and matrix pricing of corporate, government-sponsored agency, state and municipal bonds by using pricing of similar bonds based on coupons, ratings and maturities. Investments included in this category are primarily debt securities (tax exempt and taxable bonds), including restricted investments in taxable bonds held as collateral.
Level 3 – Fair value is determined by using other than observable inputs. Fair value is determined by using the best information available in the circumstances and requires significant management judgment or estimation. No investments are currently included in this category.
Following is a summary of fair value measurements for investments as of December 25, 2021 and December 26, 2020:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
December 25, 2021	$13,651,477	2,159,365	11,492,112	—
December 26, 2020	11,288,199	1,465,987	9,822,212	—

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(3)    Investments
(a)Debt Securities
Following is a summary of debt securities as of December 25, 2021 and December 26, 2020:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
2021
Tax exempt bonds	$268,899	2,351	—	271,250
Taxable bonds	9,644,692	108,697	108,906	9,644,483
Restricted investments	170,769	7,629	359	178,039
	$10,084,360	118,677	109,265	10,093,772
2020
Tax exempt bonds	$548,438	7,408	88	555,758
Taxable bonds	8,182,003	286,745	8,324	8,460,424
Restricted investments	167,727	14,383	—	182,110
	$8,898,168	308,536	8,412	9,198,292
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.
The cost and fair value of debt securities by expected maturity as of December 25, 2021 and December 26, 2020 are as follows:

	2021		2020
	Cost	Fair Value	Cost	Fair Value
		(Amounts are in thousands)
Due in one year or less	$875,740	883,066	677,453	682,965
Due after one year through five years	6,353,221	6,403,573	5,330,696	5,533,074
Due after five years through ten years	2,852,531	2,804,131	2,886,333	2,978,301
Due after ten years	2,868	3,002	3,686	3,952
	$10,084,360	10,093,772	8,898,168	9,198,292

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

The Company had no debt securities with credit losses as of December 25, 2021 and December 26, 2020.
Following is a summary of debt securities with other unrealized losses by the time period impaired as of December 25, 2021 and December 26, 2020:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
2021
Taxable bonds	$4,225,323	72,862	1,131,942	36,044	5,357,265	108,906
Restricted investments	17,115	359	—	—	17,115	359
	$4,242,438	73,221	1,131,942	36,044	5,374,380	109,265
2020
Tax exempt bonds	$3,704	88	—	—	3,704	88
Taxable bonds	1,157,387	7,946	39,622	378	1,197,009	8,324
	$1,161,091	8,034	39,622	378	1,200,713	8,412
There are 219 debt securities contributing to the total unrealized losses of $109,265,000 as of December 25, 2021. Unrealized losses related to debt securities are primarily due to increases in interest rates that occurred since the debt securities were purchased. The Company continues to receive scheduled principal and interest payments on these debt securities.
(b)Equity Securities
The fair value of equity securities was $3,557,705,000 and $2,089,907,000 as of December 25, 2021 and December 26, 2020, respectively.
(c)Investment Income
Net realized gain on investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. The net realized gain on investments excludes the net gain or loss on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately in the following table.
Following is a summary of investment income for 2021, 2020 and 2019:

	2021	2020	2019
	(Amounts are in thousands)
Interest and dividend income	$197,354	199,435	186,748
Net realized gain on investments	33,335	396,584	104,905
	230,689	596,019	291,653
Fair value adjustment, due to net unrealized gain, on equity securities held at end of year	1,108,956	554,547	472,490
Net (gain) loss on sale of equity securities previously recognized through fair value adjustment	(9,441)	(175,560)	50,229
	$1,330,204	975,006	814,372

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(4)    Leases
(a)Lessee
Following is a summary of lease expense for 2021, 2020 and 2019:

	2021	2020	2019
	(Amounts are in thousands)
Operating lease expense	$444,979	443,063	434,555
Finance lease expense:
Amortization of right-of-use assets	22,045	9,850	8,128
Interest on lease liabilities	10,626	4,651	3,105
Variable lease expense	166,535	159,236	147,463
Sublease rental income	(2,226)	(2,819)	(2,874)
	$641,959	613,981	590,377
Supplemental cash flow information related to leases for 2021, 2020 and 2019 was as follows:

	2021	2020	2019
	(Amounts are in thousands)
Operating cash flows from rent paid for operating lease liabilities	$444,068	436,988	422,596
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	362,499	364,757	463,727
Finance leases	188,448	174,307	65,539

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

The weighted average remaining lease term and weighted average discount rate as of December 25, 2021 and December 26, 2020 are as follows:

	2021	2020
Weighted average remaining lease term:
Operating leases	12 years	12 years
Finance leases	19 years	19 years
Weighted average discount rate:
Operating leases	3.3%	3.4%
Finance leases	3.1%	3.3%
Maturities of lease liabilities as of December 25, 2021 are as follows:

Year	Operating Leases	Finance Leases
	(Amounts are in thousands)
2022	$447,517	30,254
2023	414,328	45,041
2024	368,259	29,357
2025	318,446	29,357
2026	273,853	29,357
Thereafter	1,766,073	400,310
	3,588,476	563,676
Less: Imputed interest	(662,989)	(131,269)
	$2,925,487	432,407
As of December 25, 2021, the Company has lease agreements that have not yet commenced with fixed lease payments totaling $594,654,000. These leases will commence in future periods with terms ranging up to 20 years.

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
Following is a summary of total lease income for 2021, 2020 and 2019:

	2021	2020	2019
	(Amounts are in thousands)
Lease income	$162,313	133,512	149,313
Variable lease income	44,046	38,797	41,472
	$206,359	172,309	190,785
In 2020, the Company offered two months of rent relief to tenants in Company owned shopping centers that were impacted by the coronavirus pandemic. The rent relief was recorded as a reduction to lease income and variable lease income.
Future fixed lease payments for all noncancelable operating leases as of December 25, 2021 are as follows:

Year
(Amounts are in thousands)
2022	$155,672
2023	129,035
2024	100,159
2025	72,208
2026	47,208
Thereafter	167,496
$671,778

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
As of December 25, 2021, the carrying amounts of the assets and liabilities of the consolidated JVs were $194,493,000 and $76,027,000, respectively. As of December 26, 2020, the carrying amounts of the assets and liabilities of the consolidated JVs were $199,230,000 and $77,565,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2021, 2020 and 2019 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during 2021 or 2020. Maturities of JV loans range from January 2022 through April 2027 and have variable interest rates based on a LIBOR index plus 200 to 250 basis points. Maturities of assumed shopping center loans range from January 2022 through January 2027 and have fixed interest rates ranging from 3.7% to 7.5%.
As of December 25, 2021, the aggregate annual maturities and scheduled payments of long-term debt are as follows:

Year
(Amounts are in thousands)
2022	$39,168
2023	37,387
2024	33,878
2025	400
2026	3,488
Thereafter	23,032
$137,353

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(6)    Retirement Plans
The Company has a trusteed, noncontributory ESOP for the benefit of eligible employees. The Company recognizes an expense related to the Company’s discretionary contribution to the ESOP that is approved by the Board of Directors each year. ESOP contributions can be made in Company common stock or cash. Compensation expense recorded for contributions to this plan was $427,128,000, $417,800,000 and $370,778,000 for 2021, 2020 and 2019, respectively.
Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $608,089,000 and $444,801,000 as of December 25, 2021 and December 26, 2020, respectively. The cost of the shares held by the ESOP totaled $3,217,039,000 and $3,039,748,000 as of December 25, 2021 and December 26, 2020, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $3,825,128,000 and $3,484,549,000 as of December 25, 2021 and December 26, 2020, respectively. The fair value of the shares held by the ESOP totaled $10,855,152,000 and $9,976,034,000 as of December 25, 2021 and December 26, 2020, respectively.
The Company has a 401(k) Plan for the benefit of eligible employees. The 401(k) Plan is a voluntary defined contribution plan. Eligible employees may contribute up to 30% of their eligible annual compensation, subject to the maximum contribution limits established by federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2021, 2020 and 2019, the Board of Directors approved a match of 50% of eligible annual contributions up to 3% of eligible annual compensation, not to exceed a maximum match of $750 per employee. Compensation expense recorded for the Company’s match to the 401(k) Plan was $43,604,000, $39,858,000 and $38,112,000 for 2021, 2020 and 2019, respectively.
The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(7)    Income Taxes
Total income taxes for 2021, 2020 and 2019 were allocated as follows:

	2021	2020	2019
	(Amounts are in thousands)
Earnings	$1,147,559	1,064,817	780,591
Other comprehensive (losses) earnings	(70,290)	40,682	46,723
	$1,077,269	1,105,499	827,314
The provision for income taxes consists of the following:

	Current	Deferred	Total
	(Amounts are in thousands)
2021
Federal	$755,008	263,845	1,018,853
State	64,306	64,400	128,706
	$819,314	328,245	1,147,559
2020
Federal	$871,187	56,382	927,569
State	144,074	(6,826)	137,248
	$1,015,261	49,556	1,064,817
2019
Federal	$504,047	171,422	675,469
State	61,540	43,582	105,122
	$565,587	215,004	780,591
A reconciliation of the provision for income taxes at the federal statutory income tax rate of 21% to earnings before income taxes compared to the Company’s actual income tax expense is as follows:

	2021	2020	2019
	(Amounts are in thousands)
Federal tax at statutory income tax rate	$1,167,554	1,057,698	795,057
State income taxes (net of federal tax benefit)	101,677	108,426	83,046
ESOP dividend	(50,789)	(47,449)	(45,493)
Other, net	(70,883)	(53,858)	(52,019)
	$1,147,559	1,064,817	780,591

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of deferred income taxes as of December 25, 2021 and December 26, 2020 are as follows:

	2021	2020
	(Amounts are in thousands)
Deferred tax liabilities and (assets):
Lease assets	$816,777	789,369
Property, plant and equipment	763,625	719,212
Investments	519,928	337,147
Inventories	32,580	30,906
Lease liabilities	(853,711)	(815,024)
Self-insurance reserves	(90,519)	(84,509)
Retirement plan contributions	(48,390)	(48,390)
Payroll tax deferral	(37,885)	(75,770)
Postretirement benefit cost	(32,885)	(35,031)
Vendor rebates	(18,940)	(18,517)
Other	(19,903)	(26,671)
	$1,030,677	772,722
The Company expects the results of future operations and the reversal of deferred tax liabilities to generate sufficient taxable income to allow utilization of deferred tax assets; therefore, no valuation allowance has been recorded as of December 25, 2021 and December 26, 2020.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns as well as all open tax years in these jurisdictions. The periods subject to examination for the Company’s federal income tax returns are the 2018 through 2020 tax years. The periods subject to examination for the Company’s state income tax returns are the 2016 through 2020 tax years. The Company believes that the outcome of any examinations will not have a material effect on its financial condition, results of operations or cash flows.
The Company had no unrecognized tax benefits in 2021 and 2020. As a result, there will be no effect on the Company’s effective income tax rate in future periods due to the recognition of unrecognized tax benefits.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(8)    Accumulated Other Comprehensive Earnings (Losses)
A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for 2021, 2020 and 2019 is as follows:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in thousands)
Balances at December 29, 2018	$(49,033)	(6,729)	(55,762)
Unrealized gain on debt securities	148,141	—	148,141
Net realized gain on debt securities reclassified to investment income	(602)	—	(602)
Adjustment to postretirement benefit obligation	—	(10,488)	(10,488)
Net other comprehensive earnings (losses)	147,539	(10,488)	137,051
Balances at December 28, 2019	98,506	(17,217)	81,289
Unrealized gain on debt securities	138,989	—	138,989
Net realized gain on debt securities reclassified to investment income	(13,591)	—	(13,591)
Adjustment to postretirement benefit obligation	—	(5,736)	(5,736)
Net other comprehensive earnings (losses)	125,398	(5,736)	119,662
Balances at December 26, 2020	223,904	(22,953)	200,951
Unrealized loss on debt securities	(200,964)	—	(200,964)
Net realized gain on debt securities reclassified to investment income	(15,886)	—	(15,886)
Adjustment to postretirement benefit obligation	—	10,478	10,478
Net other comprehensive (losses) earnings	(216,850)	10,478	(206,372)
Balances at December 25, 2021	$7,054	(12,475)	(5,421)

(9)    Commitments and Contingencies
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
(10)    Subsequent Event
On January 3, 2022, the Company declared a quarterly dividend on its common stock of $0.37 per share or $252,800,000, payable February 1, 2022 to stockholders of record as of the close of business January 14, 2022.

Schedule II
PUBLIX SUPER MARKETS, INC.
Valuation and Qualifying Accounts
Years ended December 25, 2021, December 26, 2020
and December 28, 2019

	Balance at Beginning of Year	Additions Charged to Income	Deductions From Reserves	Balance at End of Year
	(Amounts are in thousands)
2021
Reserves not deducted from assets:
Self-insurance reserves:
Current	$161,223	524,557	494,303	191,477
Noncurrent	235,858	13,055	—	248,913
	$397,081	537,612	494,303	440,390
2020
Reserves not deducted from assets:
Self-insurance reserves:
Current	$149,082	396,185	384,044	161,223
Noncurrent	226,727	9,131	—	235,858
	$375,809	405,316	384,044	397,081
2019
Reserves not deducted from assets:
Self-insurance reserves:
Current	$145,241	398,336	394,495	149,082
Noncurrent	222,419	4,308	—	226,727
	$367,660	402,644	394,495	375,809

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
Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 25, 2021 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment and these criteria, management believes that the Company’s internal control over financial reporting was effective as of December 25, 2021.
Item 9B. Other Information
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning the executive officers of the Company is set forth on the following page. All other information regarding this item is incorporated by reference from the Proxy Statement of the Company (2022 Proxy Statement), which the Company intends to file no later than 120 days after its fiscal year end.
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
Item 11. Executive Compensation
Information regarding this item is incorporated by reference from the 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding this item is incorporated by reference from the 2022 Proxy Statement.
Item 13. Certain Relationships, Related Transactions and Director Independence
Information regarding this item is incorporated by reference from the 2022 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information regarding this item is incorporated by reference from the 2022 Proxy Statement.

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since
Executive Officers of the Company
David E. Bornmann	64	Senior Vice President of the Company.	1998
Laurie Z. Douglas	58	Senior Vice President and Chief Information Officer of the Company to January 2019, Senior Vice President, Chief Information Officer and Chief Digital Officer thereafter.	2006
John L. Goff, Jr.	48	Regional Director of Retail Operations of the Company to January 2019, Vice President to January 2022, Senior Vice President thereafter.	2019
Randall T. Jones, Sr.	59	Chief Executive Officer and President of the Company to January 2019, Chief Executive Officer thereafter.	2003
Merriann M. Metz	46	Assistant General Counsel and Assistant Secretary of the Company to June 2019, Vice President, General Counsel and Secretary to January 2022, Senior Vice President, General Counsel and Secretary thereafter.	2016
Kevin S. Murphy	51	Senior Vice President of the Company to January 2019, President thereafter.	2014
David P. Phillips	62	Executive Vice President, Chief Financial Officer and Treasurer of the Company and Trustee of the Committee of Trustees of the ESOP.	1990
Michael R. Smith	62	Senior Vice President of the Company.	2005
Officers of the Company
Norman J. Badger	43	District Manager of Retail Operations of the Company to July 2017, Regional Director of Retail Operations to May 2020, Vice President thereafter.	2020
Robert S. Balcerak, Jr.	61	Director of Real Estate Strategy of the Company to April 2017, Vice President thereafter.	2017
Randolph L. Barber	59	Director of Industrial Maintenance of the Company to January 2018, Vice President thereafter.	2018
Robert J. Bechtel	58	Vice President of the Company.	2016
Adrian Bennett	52	Regional Director of Retail Operations of the Company to July 2021, Vice President thereafter.	2021
Marcy P. Benton	53	Director of Retail Associate Relations of the Company to September 2017, Vice President thereafter.	2017
Matthew I. Crawley	53	Regional Director of Retail Operations of the Company to January 2022, Vice President thereafter.	2022
Kyle C. Davis	59	Director of Warehousing of the Company to January 2022, Vice President thereafter.	2022
G. Gino DiGrazia	59	Vice President of the Company.	2002
Christopher P. Haake	53	Business Development Director of General Merchandise and Health and Beauty Care of the Company to June 2018, Business Development Director of Dry Grocery to February 2019, Business Development Director of Grocery Retail Support to January 2022, Vice President thereafter.	2022
Linda S. Hall	62	Vice President of the Company.	2002
Douglas A. Harris, Jr.	49	General Manager of Manufacturing Operations of the Company to March 2018, Director of Manufacturing Operations to May 2019, Vice President thereafter.	2019
Kris Jonczyk	52	Regional Director of Retail Operations of the Company to January 2020, Vice President thereafter.	2020
Linda S. Kane	56	Vice President and Assistant Secretary of the Company.	2000
Erik J. Katenkamp	50	Vice President of the Company.	2013
L. Renee Kelly	60	Vice President of the Company.	2013
Michael E. Lester	56	Director of Warehousing of the Company to January 2019, Vice President thereafter.	2019
Christopher M. Litz	58	Vice President of the Company.	2016

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since
Officers of the Company (Continued)
Robert J. McGarrity	60	Vice President of the Company.	2017
Christopher J. Mesa	52	Director of Tax of the Company to February 2018, Director of Tax and Treasury to January 2022, Vice President thereafter.	2022
Brad E. Oliver	48	Business Development Director of Grocery Retail Support of the Company to March 2017, Business Development Director of DSD Products to January 2018, Vice President thereafter.	2018
Samuel J. Pero	59	Vice President of the Company.	2016
John F. Provenzano	48	Executive Director of the National Association of State Treasurers to June 2017, Vice President of the Company thereafter.	2017
William W. Rayburn, IV	59	Director of Real Estate Assets of the Company to September 2017, Vice President thereafter.	2017
Malinda G. Renfroe	42	Manager of Marketing Brand Management of the Company to April 2019, Director of Marketing Operations to March 2022, Vice President thereafter.	2022
Charles B. Roskovich, Jr.	60	Vice President of the Company.	2008
Dain Rusk	48	Group Vice President of Pharmacy Operations of Albertsons Companies to June 2018, Vice President of the Company thereafter.	2018
Marc H. Salm	61	Vice President of the Company.	2008
D. Doug Stalbaum	42	Director of Finance of Rooms To Go to March 2019, Director of Business Analysis and Reporting of the Company to January 2022, Vice President thereafter.	2022
Steven B. Wellslager	55	Vice President of the Company.	2013

The terms of all officers expire in May 2022 or upon the election of their successors.

PART IV
Item 15. Exhibits and Financial Statement Schedules
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

PUBLIX SUPER MARKETS, INC.

March 1, 2022	By:	/s/ Merriann M. Metz
Merriann M. Metz
Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jessica L. Blume	Director	March 1, 2022
Jessica L. Blume

/s/ William E. Crenshaw	Chairman of the Board and Director	March 1, 2022
William E. Crenshaw

/s/ Joseph DiBenedetto, Jr.	Director	March 1, 2022
Joseph DiBenedetto, Jr.

/s/ Howard M. Jenkins	Director	March 1, 2022
Howard M. Jenkins

/s/ Jennifer A. Jenkins	Director	March 1, 2022
Jennifer A. Jenkins

/s/ Randall T. Jones, Sr.	Chief Executive Officer and Director	March 1, 2022
Randall T. Jones, Sr.	(Principal Executive Officer)

/s/ Stephen M. Knopik	Director	March 1, 2022
Stephen M. Knopik

/s/ David P. Phillips	Executive Vice President, Chief Financial Officer, Treasurer	March 1, 2022
David P. Phillips	and Director (Principal Financial and Accounting Officer)