Form 10-Q
period 2022-03-26
PUBLIX SUPER MARKETS INC
filed 2022-05-02
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2022
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
Yes                 No    X
The number of shares of the Registrant’s common stock outstanding as of April 13, 2022 was 683,255,000.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)
(Unaudited)

	March 26, 2022	December 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$679,816	1,131,901
Short-term investments	905,060	883,066
Trade receivables	842,069	903,570
Inventories	2,007,275	2,054,394
Prepaid expenses	80,777	131,655
Total current assets	4,514,997	5,104,586
Long-term investments	12,534,245	12,768,411
Other noncurrent assets	507,210	445,120
Operating lease right-of-use assets	2,897,144	2,950,460
Property, plant and equipment	17,662,221	17,305,064
Accumulated depreciation	(7,204,449)	(7,049,294)
Net property, plant and equipment	10,457,772	10,255,770
	$30,911,368	31,524,347
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,566,290	2,594,976
Accrued expenses:
Contributions to retirement plans	316,817	661,046
Self-insurance reserves	197,403	191,477
Salaries and wages	250,761	215,617
Other	691,034	764,365
Current portion of long-term debt	43,898	39,168
Current portion of operating lease liabilities	355,025	355,066
Income taxes	251,680	—
Total current liabilities	4,672,908	4,821,715
Deferred income taxes	748,763	1,030,677
Self-insurance reserves	251,905	248,913
Long-term debt	82,746	98,185
Operating lease liabilities	2,516,022	2,570,421
Finance lease liabilities	450,874	411,620
Other noncurrent liabilities	170,823	304,951
Total liabilities	8,894,041	9,486,482
Common stock related to Employee Stock Ownership Plan (ESOP)	4,426,439	3,825,128
Stockholders’ equity:
Common stock of $1 par value. Authorized 1,000,000 shares; issued 687,577 shares in 2022 and 683,680 shares in 2021	687,577	683,680
Additional paid-in capital	4,561,214	4,291,484
Retained earnings	17,390,611	17,025,406
Treasury stock at cost, 4,118 shares in 2022	(283,338)	—
Accumulated other comprehensive losses	(380,552)	(5,421)
Common stock related to ESOP	(4,426,439)	(3,825,128)
Total stockholders’ equity	17,549,073	18,170,021
Noncontrolling interests	41,815	42,716
Total equity	22,017,327	22,037,865
	$30,911,368	31,524,347
See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 26, 2022	March 27, 2021
Revenues:
Sales	$13,240,630	11,665,299
Other operating income	94,917	94,936
Total revenues	13,335,547	11,760,235
Costs and expenses:
Cost of merchandise sold	9,566,429	8,383,222
Operating and administrative expenses	2,487,211	2,325,409
Total costs and expenses	12,053,640	10,708,631
Operating profit	1,281,907	1,051,604
Investment (loss) income	(522,976)	841,009
Other nonoperating income, net	25,964	14,637
Earnings before income tax expense	784,895	1,907,250
Income tax expense	166,869	412,157
Net earnings	$618,026	1,495,093
Weighted average shares outstanding	683,165	691,235
Earnings per share	$0.90	2.16

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)
(Unaudited)

	Three Months Ended
	March 26, 2022	March 27, 2021
Net earnings	$618,026	1,495,093
Other comprehensive earnings:
Unrealized loss on debt securities net of income taxes of $(127,659) and $(35,287) in 2022 and 2021, respectively.	(374,643)	(103,548)
Reclassification adjustment for net realized gain on debt securities net of income taxes of $(282) and $(1,904) in 2022 and 2021, respectively.	(826)	(5,583)
Adjustment to postretirement benefit obligation net of income taxes of $115 and $470 in 2022 and 2021, respectively.	338	1,379
Comprehensive earnings	$242,895	1,387,341

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)
(Unaudited)

	Three Months Ended
	March 26, 2022	March 27, 2021
Cash flows from operating activities:
Cash received from customers	$13,329,586	11,770,839
Cash paid to employees and suppliers	(11,800,135)	(10,315,725)
Income taxes paid	(6,097)	(23,464)
Self-insured claims paid	(112,215)	(100,347)
Dividends and interest received	73,830	69,002
Other operating cash receipts	94,173	94,083
Other operating cash payments	(5,889)	(6,091)
Net cash provided by operating activities	1,573,253	1,488,297
Cash flows from investing activities:
Payment for capital expenditures	(401,982)	(345,933)
Proceeds from sale of property, plant and equipment	18,126	1,403
Payment for investments	(1,138,916)	(627,866)
Proceeds from sale and maturity of investments	202,846	265,360
Net cash used in investing activities	(1,319,926)	(707,036)
Cash flows from financing activities:
Payment for acquisition of common stock	(537,681)	(340,092)
Proceeds from sale of common stock	100,843	90,882
Dividends paid	(252,821)	(220,975)
Repayment of long-term debt	(14,978)	(3,986)
Other, net	(775)	(1,514)
Net cash used in financing activities	(705,412)	(475,685)
Net (decrease) increase in cash and cash equivalents	(452,085)	305,576
Cash and cash equivalents at beginning of period	1,131,901	673,483
Cash and cash equivalents at end of period	$679,816	979,059

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)
(Unaudited)

	Three Months Ended
	March 26, 2022	March 27, 2021
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$618,026	1,495,093
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	202,294	192,241
Increase in last-in, first-out (LIFO) reserve	32,207	11,291
Retirement contributions paid or payable in common stock	112,796	106,140
Deferred income taxes	(154,088)	163,276
(Gain) loss on disposal and impairment of long-lived assets	(962)	11,485
Loss (gain) on investments	579,730	(792,339)
Net amortization of investments	21,212	19,373
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	61,494	86,223
Inventories	14,912	(29,842)
Other assets	(1,940)	5,169
Accounts payable and accrued expenses	(221,989)	(5,754)
Income taxes	310,956	220,740
Other liabilities	(1,395)	5,201
Total adjustments	955,227	(6,796)
Net cash provided by operating activities	$1,573,253	1,488,297

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
2022
Balances at December 25, 2021	$683,680	4,291,484	17,025,406	—	(5,421)	(3,825,128)	18,170,021
Comprehensive earnings	—	—	618,026	—	(375,131)	—	242,895
Dividends, $0.37 per share	—	—	(252,821)	—	—	—	(252,821)
Contribution of 6,208 shares to retirement plan	3,897	269,764	—	153,466	—	—	427,127
Acquisition of 7,901 shares from stockholders	—	—	—	(537,681)	—	—	(537,681)
Sale of 1,472 shares to stockholders	—	(34)	—	100,877	—	—	100,843
Change for ESOP related shares	—	—	—	—	—	(601,311)	(601,311)
Balances at March 26, 2022	$687,577	4,561,214	17,390,611	(283,338)	(380,552)	(4,426,439)	17,549,073

2021
Balances at December 26, 2020	$690,982	4,005,969	14,343,865	—	200,951	(3,484,549)	15,757,218
Comprehensive earnings	—	—	1,495,093	—	(107,752)	—	1,387,341
Dividends, $0.32 per share	—	—	(220,975)	—	—	—	(220,975)
Contribution of 6,786 shares to retirement plan	4,743	285,438	—	118,388	—	—	408,569
Acquisition of 5,731 shares from stockholders	—	—	—	(340,092)	—	—	(340,092)
Sale of 1,515 shares to stockholders	—	5	—	90,877	—	—	90,882
Change for ESOP related shares	—	—	—	—	—	(560,684)	(560,684)
Balances at March 27, 2021	$695,725	4,291,412	15,617,983	(130,827)	93,199	(4,045,233)	16,522,259

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three months ended March 26, 2022 are not necessarily indicative of the results for the entire 2022 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2021.
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
Following is a summary of fair value measurements for investments as of March 26, 2022 and December 25, 2021:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
March 26, 2022	$13,439,305	2,525,527	10,913,778	—
December 25, 2021	13,651,477	2,159,365	11,492,112	—

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)Investments
(a)Debt Securities
Following is a summary of debt securities as of March 26, 2022 and December 25, 2021:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
March 26, 2022
Tax exempt bonds	$229,832	151	142	229,841
Taxable bonds	10,153,631	14,721	510,023	9,658,329
Restricted investments	165,194	2,662	1,367	166,489
	$10,548,657	17,534	511,532	10,054,659
December 25, 2021
Tax exempt bonds	$268,899	2,351	—	271,250
Taxable bonds	9,644,692	108,697	108,906	9,644,483
Restricted investments	170,769	7,629	359	178,039
	$10,084,360	118,677	109,265	10,093,772
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.
The cost and fair value of debt securities by expected maturity as of March 26, 2022 and December 25, 2021 are as follows:

	March 26, 2022		December 25, 2021
	Cost	Fair Value	Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$902,854	905,060	875,740	883,066
Due after one year through five years	6,986,259	6,707,998	6,353,221	6,403,573
Due after five years through ten years	2,656,820	2,438,840	2,852,531	2,804,131
Due after ten years	2,724	2,761	2,868	3,002
	$10,548,657	10,054,659	10,084,360	10,093,772

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had no debt securities with credit losses as of March 26, 2022 and December 25, 2021.
Following is a summary of debt securities with other unrealized losses by the time period impaired as of March 26, 2022 and December 25, 2021:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
March 26, 2022
Tax exempt bonds	$89,564	142	—	—	89,564	142
Taxable bonds	5,959,756	331,921	1,867,847	178,102	7,827,603	510,023
Restricted investments	7,037	575	8,988	792	16,025	1,367
	$6,056,357	332,638	1,876,835	178,894	7,933,192	511,532
December 25, 2021
Taxable bonds	$4,225,323	72,862	1,131,942	36,044	5,357,265	108,906
Restricted investments	17,115	359	—	—	17,115	359
	$4,242,438	73,221	1,131,942	36,044	5,374,380	109,265
There are 370 debt securities contributing to the total unrealized losses of $511,532,000 as of March 26, 2022. Unrealized losses related to debt securities are primarily due to increases in interest rates that occurred since the debt securities were purchased. The Company continues to receive scheduled principal and interest payments on these debt securities.
(b)Equity Securities
Equity securities are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). The fair value of equity securities was $3,384,646,000 and $3,557,705,000 as of March 26, 2022 and December 25, 2021, respectively.
(c)Investment Income (Loss)
Net realized gain on investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. The net realized gain on investments excludes the net gain or loss on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately in the following table.
Following is a summary of investment (loss) income for the three months ended March 26, 2022 and March 27, 2021:

	Three Months Ended
	March 26, 2022	March 27, 2021
	(Amounts are in thousands)
Interest and dividend income	$56,754	48,670
Net realized gain on investments	1,108	7,489
	57,862	56,159
Fair value adjustment, due to net unrealized (loss) gain, on equity securities held at end of period	(580,838)	784,850
	$(522,976)	841,009

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)Consolidation of Joint Ventures and Long-Term Debt
From time to time, the Company enters into a joint venture (JV), in the legal form of a limited liability company, with certain real estate developers to partner in the development of a shopping center with the Company as the anchor tenant. The Company consolidates certain of these JVs in which it has a controlling financial interest. As of March 26, 2022, the carrying amounts of the assets and liabilities of the consolidated JVs were $183,056,000 and $75,362,000, respectively. As of December 25, 2021, the carrying amounts of the assets and liabilities of the consolidated JVs were $194,493,000 and $76,027,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2022 and 2021 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during the three months ended March 26, 2022 or March 27, 2021. Maturities of JV loans range from January 2023 through April 2027 and have variable interest rates based on a London Interbank Offered Rate (LIBOR) index or Secured Overnight Financing Rate (SOFR) index plus 205 to 250 basis points. Maturities of assumed shopping center loans range from November 2022 through January 2027 and have fixed interest rates ranging from 3.7% to 7.5%.
(5)Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $894,207,000 and $608,089,000 as of March 26, 2022 and December 25, 2021, respectively. The cost of the shares held by the ESOP totaled $3,532,232,000 and $3,217,039,000 as of March 26, 2022 and December 25, 2021, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $4,426,439,000 and $3,825,128,000 as of March 26, 2022 and December 25, 2021, respectively. The fair value of the shares held by the ESOP totaled $11,172,710,000 and $10,855,152,000 as of March 26, 2022 and December 25, 2021, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)Accumulated Other Comprehensive Earnings (Losses)
A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the three months ended March 26, 2022 and March 27, 2021 is as follows:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in thousands)
2022
Balances at December 25, 2021	$7,054	(12,475)	(5,421)
Unrealized loss on debt securities	(374,643)	—	(374,643)
Net realized gain on debt securities reclassified to investment income	(826)	—	(826)
Adjustment to postretirement benefit obligation	—	338	338
Net other comprehensive (losses) earnings	(375,469)	338	(375,131)
Balances at March 26, 2022	$(368,415)	(12,137)	(380,552)

2021
Balances at December 26, 2020	$223,904	(22,953)	200,951
Unrealized loss on debt securities	(103,548)	—	(103,548)
Net realized gain on debt securities reclassified to investment income	(5,583)	—	(5,583)
Adjustment to postretirement benefit obligation	—	1,379	1,379
Net other comprehensive (losses) earnings	(109,131)	1,379	(107,752)
Balances at March 27, 2021	$114,773	(21,574)	93,199

(7)Subsequent Event
On April 1, 2022, the Company filed Articles of Amendment to its Restated Articles of Incorporation in order to effect a 5-for-1 stock split of the Company’s common stock, par value $1.00 per share (Common Stock), and an increase in the number of authorized shares of Common Stock from 1,000,000,000 to 4,000,000,000 shares, effective as of the close of business April 14, 2022. In accordance with Section 607.10025 of the Florida Business Corporation Act, the Articles of Amendment were approved by the Company’s Board of Directors on April 1, 2022 without the need for stockholder approval.
On April 1, 2022, the Company declared a post-split quarterly dividend on its common stock of $0.09 per share or $307,400,000, payable May 2, 2022 to stockholders of record as of the close of business April 15, 2022. The post-split quarterly dividend of $0.09 per share is equivalent to a pre-split quarterly dividend of $0.45 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The objective of this section is to provide a summary of material information relevant to enhancing the stockholders’ understanding of the financial condition and results of operations of the Company. Following is an analysis of the financial condition and results of operations of the Company for the three months ended March 26, 2022 as compared with the three months ended March 27, 2021. This information should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes and the Company’s Annual Report on Form 10-K for the year ended December 25, 2021.
Overview
The Company is engaged in the retail food industry and as of March 26, 2022 operated 1,296 supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. The Company plans to expand its retail operations into Kentucky in 2023. The Company has no other significant lines of business or industry segments. For the three months ended March 26, 2022, five supermarkets were opened (including two replacement supermarkets) and 12 supermarkets were remodeled. Two supermarkets were closed during the period. The replacement supermarkets that opened during the three months ended March 26, 2022 replaced one supermarket closed in the same period and one supermarket closed in a previous period. One supermarket closed in 2022 will be replaced on site in a subsequent period. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Results of Operations
Sales
Sales for the three months ended March 26, 2022 were $13.2 billion as compared with $11.7 billion for the three months ended March 27, 2021, an increase of $1,575.3 million or 13.5%. The increase in sales for the three months ended March 26, 2022 as compared with the three months ended March 27, 2021 was primarily due to new supermarket sales and an 11.7% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Comparable store sales for the three months ended March 26, 2022 increased primarily due to increased product costs. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 27.7% and 28.1% for the three months ended March 26, 2022 and March 27, 2021, respectively. The decrease in gross profit as a percentage of sales for the three months ended March 26, 2022 as compared with the three months ended March 27, 2021 was primarily due to product cost increases which were not passed on to customers and increases in the LIFO reserve and distribution costs.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 18.8% and 19.9% for the three months ended March 26, 2022 and March 27, 2021, respectively. The decrease in operating and administrative expenses as a percentage of sales for the three months ended March 26, 2022 as compared with the three months ended March 27, 2021 was primarily due to decreases in payroll costs as a percentage of sales and facility costs as a percentage of sales.
Operating profit
Operating profit as a percentage of sales was 9.7% and 9.0% for the three months ended March 26, 2022 and March 27, 2021, respectively. The increase in operating profit as a percentage of sales for the three months ended March 26, 2022 as compared with the three months ended March 27, 2021 was primarily due to the decrease in operating and administrative expenses as a percentage of sales, partially offset by the decrease in gross profit as a percentage of sales.
Investment income (loss)
Investment loss for the three months ended March 26, 2022 was $523.0 million as compared with investment income for the three months ended March 27, 2021 of $841.0 million. Excluding the impact of net unrealized losses on equity securities in 2022 and net unrealized gains on equity securities in 2021, investment income would have been $57.9 million and $56.2 million for the three months ended March 26, 2022 and March 27, 2021, respectively.

Income tax expense
The effective income tax rate was 21.3% and 21.6% for the three months ended March 26, 2022 and March 27, 2021, respectively. The decrease in the effective income tax rate for the three months ended March 26, 2022 as compared with the three months ended March 27, 2021 was primarily due to the increased impact of permanent deductions and credits relative to earnings before income tax expense, partially offset by an increase in state income tax rates.
Net earnings
Net earnings were $618.0 million or $0.90 per share and $1,495.1 million or $2.16 per share for the three months ended March 26, 2022 and March 27, 2021, respectively. Net earnings as a percentage of sales were 4.7% and 12.8% for the three months ended March 26, 2022 and March 27, 2021, respectively. Excluding the impact of net unrealized losses on equity securities in 2022 and net unrealized gains on equity securities in 2021, net earnings would have been $1,051.2 million or $1.54 per share and 7.9% as a percentage of sales for the three months ended March 26, 2022 and $909.8 million or $1.32 per share and 7.8% as a percentage of sales for the three months ended March 27, 2021. Excluding the impact of net unrealized losses on equity securities in 2022 and net unrealized gains on equity securities in 2021, the increase in net earnings as a percentage of sales for the three months ended March 26, 2022 as compared with the three months ended March 27, 2021 was primarily due to the increase in operating profit as a percentage of sales.
Non-GAAP Financial Measures
In addition to reporting financial results for the three months ended March 26, 2022 and March 27, 2021 in accordance with GAAP, the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations. Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for the three months ended March 26, 2022 and March 27, 2021:

	Three Months Ended
	March 26, 2022	March 27, 2021
	(Amounts are in millions, except per share amounts)
Net earnings	$618.0	1,495.1
Fair value adjustment, due to net unrealized loss (gain), on equity securities held at end of period	580.8	(784.9)
Income tax (benefit) expense (1)	(147.6)	199.6
Net earnings excluding impact of fair value adjustment	$1,051.2	909.8
Weighted average shares outstanding	683.2	691.2
Earnings per share excluding impact of fair value adjustment	$1.54	1.32
(1)Income tax (benefit) expense is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $14,119.1 million as of March 26, 2022, as compared with $14,783.4 million as of December 25, 2021 and $13,265.7 million as of March 27, 2021. The increase from the first quarter of 2021 to the first quarter of 2022 was primarily due to the increase in sales.
Net cash provided by operating activities
Net cash provided by operating activities was $1,573.3 million and $1,488.3 million for the three months ended March 26, 2022 and March 27, 2021, respectively. The increase in net cash provided by operating activities for the three months ended March 26, 2022 as compared with the three months ended March 27, 2021 was primarily due to the increase in sales, partially offset by the payment in 2022 of payroll taxes that were deferred under various coronavirus tax relief provisions in 2020.
Net cash used in investing activities
Net cash used in investing activities was $1,319.9 million and $707.0 million for the three months ended March 26, 2022 and March 27, 2021, respectively. The primary use of net cash in investing activities for the three months ended March 26, 2022 was funding capital expenditures and net increases in investments. Capital expenditures for the three months ended March 26, 2022 totaled $402.0 million. These expenditures were incurred in connection with the opening of five supermarkets (including two replacement supermarkets) and the remodeling of 12 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, construction or expansion of warehouses and new or enhanced information technology hardware and software. For the three months ended March 26, 2022, the payment for investments, net of the proceeds from the sale and maturity of investments, was $936.1 million.
Net cash used in financing activities
Net cash used in financing activities was $705.4 million and $475.7 million for the three months ended March 26, 2022 and March 27, 2021, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $436.8 million and $249.2 million for the three months ended March 26, 2022 and March 27, 2021, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $252.8 million or $0.37 per share and $221.0 million or $0.32 per share during the three months ended March 26, 2022 and March 27, 2021, respectively.
Capital expenditures projection
Capital expenditures for the remainder of 2022 are expected to be approximately $1,600 million, primarily related to new supermarkets, remodeling existing supermarkets, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
Cash requirements
In 2022, cash requirements for operations, capital expenditures, common stock repurchases and dividend payments are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

Forward-Looking Statements
Certain information provided by the Company in this Quarterly Report on Form 10-Q (Quarterly Report) may be forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Forward-looking information includes statements about the future performance of the Company and is based on management’s assumptions and beliefs in light of the information currently available to them. When used, the words “plan,” “estimate,” “project,” “intend,” “expect,” “believe,” “will” and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to, the following: competitive practices and pricing in the food and drug industries generally and particularly in the Company’s principal markets; results of programs to increase sales, including private label sales; results of programs to control or reduce costs; changes in buying, pricing and promotional practices; changes in shrink management; changes in the general economy, including an economic downturn associated with the coronavirus pandemic or international conflict; changes in consumer spending; changes in population, employment and job growth in the Company’s principal markets; impacts of a public health crisis, geopolitical conditions or other significant catastrophic event, such as the coronavirus pandemic; impacts of an intrusion into, compromise of or disruption in the Company’s information technology systems; and other factors affecting the Company’s business within or beyond the Company’s control. These factors include changes in the rate of inflation, changes in federal, state and local laws and regulations, adverse determinations with respect to litigation or other claims, ability to recruit and retain employees, increases in operating costs including, but not limited to, labor costs, credit card fees and utility costs, particularly electric rates, ability to construct new supermarkets or complete remodels as rapidly as planned and stability of product costs. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Except as may be required by applicable law, the Company assumes no obligation to publicly update these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended December 25, 2021.
Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 26, 2022 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As reported in the Company’s Form 10-K for the year ended December 25, 2021, the Company is subject from time to time to various lawsuits, claims and charges arising in the normal course of business. The Company believes its recorded reserves are adequate in light of the probable and estimable liabilities. The estimated amount of reasonably possible losses for lawsuits, claims and charges, individually and in the aggregate, is considered to be immaterial. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes in the risk factors from those disclosed in the Company’s Form 10-K for the year ended December 25, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended March 26, 2022 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 26, 2021 through January 29, 2022	1,554	$66.40	N/A	N/A
January 30, 2022 through February 26, 2022	922	66.40	N/A	N/A
February 27, 2022 through March 26, 2022	5,425	68.80	N/A	N/A
Total	7,901	$68.05	N/A	N/A
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
The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended March 26, 2022 required to be disclosed in the last two columns of the table.
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
104         Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

Date:	May 2, 2022	/s/ Merriann M. Metz
Merriann M. Metz, Secretary

Date:	May 2, 2022	/s/ David P. Phillips
David P. Phillips, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)