Form 10-Q
period 2022-06-25
PUBLIX SUPER MARKETS INC
filed 2022-08-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2022
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
Yes                 No    X
The number of shares of the Registrant’s common stock outstanding as of July 15, 2022 was 3,376,854,000.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in thousands, except par value)
(Unaudited)

	June 25, 2022	December 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,028,264	1,131,901
Short-term investments	737,709	883,066
Trade receivables	831,164	903,570
Inventories	2,052,084	2,054,394
Prepaid expenses	80,921	131,655
Total current assets	4,730,142	5,104,586
Long-term investments	11,611,377	12,768,411
Other noncurrent assets	520,390	445,120
Operating lease right-of-use assets	2,885,420	2,950,460
Property, plant and equipment	17,990,499	17,305,064
Accumulated depreciation	(7,363,224)	(7,049,294)
Net property, plant and equipment	10,627,275	10,255,770
	$30,374,604	31,524,347
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,567,088	2,594,976
Accrued expenses:
Contributions to retirement plans	441,893	661,046
Self-insurance reserves	201,949	191,477
Salaries and wages	319,723	215,617
Other	768,836	764,365
Current portion of long-term debt	42,707	39,168
Current portion of operating lease liabilities	356,320	355,066
Income taxes	64,990	—
Total current liabilities	4,763,506	4,821,715
Deferred income taxes	632,348	1,030,677
Self-insurance reserves	254,035	248,913
Long-term debt	82,747	98,185
Operating lease liabilities	2,503,258	2,570,421
Finance lease liabilities	431,452	411,620
Other noncurrent liabilities	170,445	304,951
Total liabilities	8,837,791	9,486,482
Common stock related to Employee Stock Ownership Plan (ESOP)	4,251,875	3,825,128
Stockholders’ equity:
Common stock of $1 par value. Authorized 4,000,000 shares; issued 3,437,891 shares in 2022 and 3,418,395 shares in 2021	3,437,891	3,418,395
Additional paid-in capital	1,680,184	1,425,967
Retained earnings	17,842,362	17,156,208
Treasury stock at cost, 62,778 shares in 2022	(909,976)	—
Accumulated other comprehensive losses	(555,379)	(5,421)
Common stock related to ESOP	(4,251,875)	(3,825,128)
Total stockholders’ equity	17,243,207	18,170,021
Noncontrolling interests	41,731	42,716
Total equity	21,536,813	22,037,865
	$30,374,604	31,524,347
See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 25, 2022	June 26, 2021
Revenues:
Sales	$12,937,196	11,831,719
Other operating income	97,946	95,342
Total revenues	13,035,142	11,927,061
Costs and expenses:
Cost of merchandise sold	9,477,720	8,516,078
Operating and administrative expenses	2,484,687	2,301,625
Total costs and expenses	11,962,407	10,817,703
Operating profit	1,072,735	1,109,358
Investment (loss) income	(303,248)	181,972
Other nonoperating income, net	22,859	16,622
Earnings before income tax expense	792,346	1,307,952
Income tax expense	163,941	298,548
Net earnings	$628,405	1,009,404
Weighted average shares outstanding	3,401,328	3,460,260
Earnings per share	$0.18	0.29

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)
(Unaudited)

	Three Months Ended
	June 25, 2022	June 26, 2021
Net earnings	$628,405	1,009,404
Other comprehensive earnings:
Unrealized (loss) gain on debt securities net of income taxes of $(59,658) and $4,423 in 2022 and 2021, respectively.	(175,084)	12,977
Reclassification adjustment for net realized gain on debt securities net of income taxes of $(28) and $(1,112) in 2022 and 2021, respectively.	(82)	(3,333)
Adjustment to postretirement benefit obligation net of income taxes of $115 and $470 in 2022 and 2021, respectively.	339	1,380
Comprehensive earnings	$453,578	1,020,428

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	June 25, 2022	June 26, 2021
Revenues:
Sales	$26,177,826	23,497,018
Other operating income	192,863	190,278
Total revenues	26,370,689	23,687,296
Costs and expenses:
Cost of merchandise sold	19,044,149	16,899,300
Operating and administrative expenses	4,971,898	4,627,034
Total costs and expenses	24,016,047	21,526,334
Operating profit	2,354,642	2,160,962
Investment (loss) income	(826,224)	1,022,981
Other nonoperating income, net	48,823	31,259
Earnings before income tax expense	1,577,241	3,215,202
Income tax expense	330,810	710,705
Net earnings	$1,246,431	2,504,497
Weighted average shares outstanding	3,408,578	3,458,215
Earnings per share	$0.37	0.72

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in thousands)
(Unaudited)

	Six Months Ended
	June 25, 2022	June 26, 2021
Net earnings	$1,246,431	2,504,497
Other comprehensive earnings:
Unrealized loss on debt securities net of income taxes of $(187,317) and $(30,864) in 2022 and 2021, respectively.	(549,727)	(90,571)
Reclassification adjustment for net realized gain on debt securities net of income taxes of $(310) and $(3,016) in 2022 and 2021, respectively.	(908)	(8,916)
Adjustment to postretirement benefit obligation net of income taxes of $230 and $940 in 2022 and 2021, respectively.	677	2,759
Comprehensive earnings	$696,473	2,407,769

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)
(Unaudited)

	Six Months Ended
	June 25, 2022	June 26, 2021
Cash flows from operating activities:
Cash received from customers	$26,343,499	23,664,160
Cash paid to employees and suppliers	(23,248,584)	(20,550,089)
Income taxes paid	(403,016)	(630,233)
Self-insured claims paid	(240,354)	(216,253)
Dividends and interest received	152,862	134,991
Other operating cash receipts	191,379	188,666
Other operating cash payments	(18,746)	(11,965)
Net cash provided by operating activities	2,777,040	2,579,277
Cash flows from investing activities:
Payment for capital expenditures	(788,395)	(649,922)
Proceeds from sale of property, plant and equipment	19,229	8,066
Payment for investments	(1,154,998)	(1,613,841)
Proceeds from sale and maturity of investments	688,936	850,818
Net cash used in investing activities	(1,235,228)	(1,404,879)
Cash flows from financing activities:
Payment for acquisition of common stock	(1,271,017)	(588,237)
Proceeds from sale of common stock	207,627	134,904
Dividends paid	(560,277)	(477,537)
Repayment of long-term debt	(20,988)	(12,057)
Other, net	(794)	(1,144)
Net cash used in financing activities	(1,645,449)	(944,071)
Net (decrease) increase in cash and cash equivalents	(103,637)	230,327
Cash and cash equivalents at beginning of period	1,131,901	673,483
Cash and cash equivalents at end of period	$1,028,264	903,810

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in thousands)
(Unaudited)

	Six Months Ended
	June 25, 2022	June 26, 2021
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,246,431	2,504,497
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	408,218	389,090
Increase in last-in, first-out (LIFO) reserve	87,613	37,353
Retirement contributions paid or payable in common stock	225,138	213,300
Deferred income taxes	(210,932)	237,128
Loss on disposal and impairment of long-lived assets	1,523	10,443
Loss (gain) on investments	937,742	(928,355)
Net amortization of investments	41,820	38,517
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	72,408	124,522
Inventories	(85,303)	74,342
Other assets	(7,893)	7,125
Accounts payable and accrued expenses	(71,824)	23,103
Income taxes	131,519	(164,713)
Other liabilities	580	12,925
Total adjustments	1,530,609	74,780
Net cash provided by operating activities	$2,777,040	2,579,277

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
2022
Balances at December 25, 2021	$3,418,395	1,425,967	17,156,208	—	(5,421)	(3,825,128)	18,170,021
Comprehensive earnings	—	—	618,026	—	(375,131)	—	242,895
Dividends, $0.074 per share	—	—	(252,821)	—	—	—	(252,821)
Contribution of 31,041 shares to retirement plan	19,485	254,176	—	153,466	—	—	427,127
Acquisition of 39,506 shares from stockholders	—	—	—	(537,681)	—	—	(537,681)
Sale of 7,359 shares to stockholders	—	(34)	—	100,877	—	—	100,843
Change for ESOP related shares	—	—	—	—	—	(601,311)	(601,311)
Balances at March 26, 2022	3,437,880	1,680,109	17,521,413	(283,338)	(380,552)	(4,426,439)	17,549,073
Comprehensive earnings	—	—	628,405	—	(174,827)	—	453,578
Dividends, $0.09 per share	—	—	(307,456)	—	—	—	(307,456)
Acquisition of 49,414 shares from stockholders	—	—	—	(733,336)	—	—	(733,336)
Sale of 7,238 shares to stockholders	11	75	—	106,698	—	—	106,784
Change for ESOP related shares	—	—	—	—	—	174,564	174,564
Balances at June 25, 2022	$3,437,891	1,680,184	17,842,362	(909,976)	(555,379)	(4,251,875)	17,243,207
See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
2021
Balances at December 26, 2020	$3,454,907	1,159,428	14,426,481	—	200,951	(3,484,549)	15,757,218
Comprehensive earnings	—	—	1,495,093	—	(107,752)	—	1,387,341
Dividends, $0.064 per share	—	—	(220,975)	—	—	—	(220,975)
Contribution of 33,934 shares to retirement plan	23,719	266,462	—	118,388	—	—	408,569
Acquisition of 28,656 shares from stockholders	—	—	—	(340,092)	—	—	(340,092)
Sale of 7,575 shares to stockholders	—	5	—	90,877	—	—	90,882
Change for ESOP related shares	—	—	—	—	—	(560,684)	(560,684)
Balances at March 27, 2021	3,478,626	1,425,895	15,700,599	(130,827)	93,199	(4,045,233)	16,522,259
Comprehensive earnings	—	—	1,009,404	—	11,024	—	1,020,428
Dividends, $0.074 per share	—	—	(256,562)	—	—	—	(256,562)
Acquisition of 20,298 shares from stockholders	—	—	—	(248,145)	—	—	(248,145)
Sale of 3,607 shares to stockholders	—	72	—	43,950	—	—	44,022
Change for ESOP related shares	—	—	—	—	—	184,578	184,578
Balances at June 26, 2021	$3,478,626	1,425,967	16,453,441	(335,022)	104,223	(3,860,655)	17,266,580

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three and six months ended June 25, 2022 are not necessarily indicative of the results for the entire 2022 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2021.
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
On April 1, 2022, the Company filed Articles of Amendment to its Restated Articles of Incorporation in order to effect a 5-for-1 stock split of the Company’s common stock, par value $1.00 per share (Common Stock), and an increase in the number of authorized shares of Common Stock from 1,000,000,000 to 4,000,000,000, effective as of the close of business April 14, 2022. The Articles of Amendment were approved by the Company’s Board of Directors on April 1, 2022. All applicable data, including share and per share amounts, in the condensed consolidated financial statements and accompanying notes have been retroactively adjusted to give effect to the stock split.
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
Following is a summary of fair value measurements for investments as of June 25, 2022 and December 25, 2021:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in thousands)
June 25, 2022	$12,349,086	2,175,635	10,173,451	—
December 25, 2021	13,651,477	2,159,365	11,492,112	—

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)Investments
(a)Debt Securities
Following is a summary of debt securities as of June 25, 2022 and December 25, 2021:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in thousands)
June 25, 2022
Taxable bonds	$9,683,628	597	727,727	8,956,498
Tax exempt bonds	204,333	26	211	204,148
Restricted investments	155,281	421	1,956	153,746
	$10,043,242	1,044	729,894	9,314,392
December 25, 2021
Taxable bonds	$9,644,692	108,697	108,906	9,644,483
Tax exempt bonds	268,899	2,351	—	271,250
Restricted investments	170,769	7,629	359	178,039
	$10,084,360	118,677	109,265	10,093,772
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.
The cost and fair value of debt securities by expected maturity as of June 25, 2022 and December 25, 2021 are as follows:

	June 25, 2022		December 25, 2021
	Cost	Fair Value	Cost	Fair Value
	(Amounts are in thousands)
Due in one year or less	$738,303	737,709	875,740	883,066
Due after one year through five years	7,333,651	6,836,664	6,353,221	6,403,573
Due after five years through ten years	1,968,718	1,737,443	2,852,531	2,804,131
Due after ten years	2,570	2,576	2,868	3,002
	$10,043,242	9,314,392	10,084,360	10,093,772

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had no debt securities with credit losses as of June 25, 2022 and December 25, 2021.
Following is a summary of debt securities with other unrealized losses by the time period impaired as of June 25, 2022 and December 25, 2021:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in thousands)
June 25, 2022
Taxable bonds	$6,896,368	509,148	1,763,638	218,579	8,660,006	727,727
Tax exempt bonds	167,063	211	—	—	167,063	211
Restricted investments	46,504	955	8,742	1,001	55,246	1,956
	$7,109,935	510,314	1,772,380	219,580	8,882,315	729,894
December 25, 2021
Taxable bonds	$4,225,323	72,862	1,131,942	36,044	5,357,265	108,906
Restricted investments	17,115	359	—	—	17,115	359
	$4,242,438	73,221	1,131,942	36,044	5,374,380	109,265
There are 436 debt securities contributing to the total unrealized losses of $729,894,000 as of June 25, 2022. Unrealized losses related to debt securities are primarily due to increases in interest rates that occurred since the debt securities were purchased. The Company continues to receive scheduled principal and interest payments on these debt securities.
(b)Equity Securities
Equity securities are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). The fair value of equity securities was $3,034,694,000 and $3,557,705,000 as of June 25, 2022 and December 25, 2021, respectively.
(c)Investment Income (Loss)
Net realized gain or loss on investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. The net realized gain or loss on investments excludes the net gain or loss on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately in the following table.
Following is a summary of investment income (loss) for the three and six months ended June 25, 2022 and June 26, 2021:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(Amounts are in thousands)
Interest and dividend income	$54,764	45,956	111,518	94,626
Net realized gain on investments	110	16,496	1,218	23,985
	54,874	62,452	112,736	118,611
Fair value adjustment, due to net unrealized (loss) gain, on equity securities held at end of period	(358,122)	128,961	(938,960)	913,811
Net gain on sale of equity securities previously recognized through fair value adjustment	—	(9,441)	—	(9,441)
	$(303,248)	181,972	(826,224)	1,022,981

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)Consolidation of Joint Ventures and Long-Term Debt
From time to time, the Company enters into a joint venture (JV), in the legal form of a limited liability company, with certain real estate developers to partner in the development of a shopping center with the Company as the anchor tenant. The Company consolidates certain of these JVs in which it has a controlling financial interest. As of June 25, 2022, the carrying amounts of the assets and liabilities of the consolidated JVs were $182,630,000 and $75,386,000, respectively. As of December 25, 2021, the carrying amounts of the assets and liabilities of the consolidated JVs were $194,493,000 and $76,027,000, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2022 and 2021 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during the six months ended June 25, 2022 or June 26, 2021. Maturities of JV loans range from January 2023 through April 2027 and have variable interest rates based on a London Interbank Offered Rate (LIBOR) index or Secured Overnight Financing Rate (SOFR) index plus 200 to 250 basis points. Maturities of assumed shopping center loans range from November 2022 through January 2027 and have fixed interest rates ranging from 3.7% to 7.5%.
(5)Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $775,113,000 and $608,089,000 as of June 25, 2022 and December 25, 2021, respectively. The cost of the shares held by the ESOP totaled $3,476,762,000 and $3,217,039,000 as of June 25, 2022 and December 25, 2021, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $4,251,875,000 and $3,825,128,000 as of June 25, 2022 and December 25, 2021, respectively. The fair value of the shares held by the ESOP totaled $11,869,270,000 and $10,855,152,000 as of June 25, 2022 and December 25, 2021, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)Accumulated Other Comprehensive Earnings (Losses)
A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the three months ended June 25, 2022 and June 26, 2021 is as follows:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in thousands)
2022
Balances at March 26, 2022	$(368,415)	(12,137)	(380,552)
Unrealized loss on debt securities	(175,084)	—	(175,084)
Net realized gain on debt securities reclassified to investment income	(82)	—	(82)
Adjustment to postretirement benefit obligation	—	339	339
Net other comprehensive (losses) earnings	(175,166)	339	(174,827)
Balances at June 25, 2022	$(543,581)	(11,798)	(555,379)

2021
Balances at March 27, 2021	$114,773	(21,574)	93,199
Unrealized gain on debt securities	12,977	—	12,977
Net realized gain on debt securities reclassified to investment income	(3,333)	—	(3,333)
Adjustment to postretirement benefit obligation	—	1,380	1,380
Net other comprehensive earnings	9,644	1,380	11,024
Balances at June 26, 2021	$124,417	(20,194)	104,223

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the six months ended June 25, 2022 and June 26, 2021 is as follows:

	Investments	Postretirement Benefits	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in thousands)
2022
Balances at December 25, 2021	$7,054	(12,475)	(5,421)
Unrealized loss on debt securities	(549,727)	—	(549,727)
Net realized gain on debt securities reclassified to investment income	(908)	—	(908)
Adjustment to postretirement benefit obligation	—	677	677
Net other comprehensive (losses) earnings	(550,635)	677	(549,958)
Balances at June 25, 2022	$(543,581)	(11,798)	(555,379)

2021
Balances at December 26, 2020	$223,904	(22,953)	200,951
Unrealized loss on debt securities	(90,571)	—	(90,571)
Net realized gain on debt securities reclassified to investment income	(8,916)	—	(8,916)
Adjustment to postretirement benefit obligation	—	2,759	2,759
Net other comprehensive (losses) earnings	(99,487)	2,759	(96,728)
Balances at June 26, 2021	$124,417	(20,194)	104,223

(7)Subsequent Event
On July 1, 2022, the Company declared a quarterly dividend on its common stock of $0.09 per share or $303,900,000, payable August 1, 2022 to stockholders of record as of the close of business July 15, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The objective of this section is to provide a summary of material information relevant to enhancing the stockholders’ understanding of the financial condition and results of operations of the Company. Following is an analysis of the financial condition and results of operations of the Company for the three and six months ended June 25, 2022 as compared with the three and six months ended June 26, 2021. This information should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes and the Company’s Annual Report on Form 10-K for the year ended December 25, 2021.
Overview
The Company is engaged in the retail food industry and as of June 25, 2022 operated 1,296 supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. The Company plans to expand its retail operations into Kentucky in 2023. The Company has no other significant lines of business or industry segments. For the six months ended June 25, 2022, 10 supermarkets were opened (including five replacement supermarkets) and 40 supermarkets were remodeled. Seven supermarkets were closed during the period. The replacement supermarkets that opened during the six months ended June 25, 2022 replaced one supermarket closed in the same period and four supermarkets closed in a previous period. Six supermarkets closed in 2022 will be replaced on site in a subsequent period. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Results of Operations
Sales
Sales for the three months ended June 25, 2022 were $12.9 billion as compared with $11.8 billion for the three months ended June 26, 2021, an increase of $1,105.5 million or 9.3%. The increase in sales for the three months ended June 25, 2022 as compared with the three months ended June 26, 2021 was primarily due to new supermarket sales and a 7.8% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Comparable store sales for the three months ended June 25, 2022 increased primarily due to the impact of inflation on product costs. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months.
Sales for the six months ended June 25, 2022 were $26.2 billion as compared with $23.5 billion for the six months ended June 26, 2021, an increase of $2,680.8 million or 11.4%. The increase in sales for the six months ended June 25, 2022 as compared with the six months ended June 26, 2021 was primarily due to new supermarket sales and a 9.7% increase in comparable store sales. Comparable store sales for the six months ended June 25, 2022 increased primarily due to the impact of inflation on product costs.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 26.7% and 28.0% for the three months ended June 25, 2022 and June 26, 2021, respectively. Gross profit as a percentage of sales was 27.3% and 28.1% for the six months ended June 25, 2022 and June 26, 2021, respectively. The decrease in gross profit as a percentage of sales for the three and six months ended June 25, 2022 as compared with the three and six months ended June 26, 2021 was primarily due to the impact of inflation on product costs which was not passed on to customers.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 19.2% and 19.5% for the three months ended June 25, 2022 and June 26, 2021, respectively. Operating and administrative expenses as a percentage of sales were 19.0% and 19.7% for the six months ended June 25, 2022 and June 26, 2021, respectively. The decrease in operating and administrative expenses as a percentage of sales for the three and six months ended June 25, 2022 as compared with the three and six months ended June 26, 2021 was primarily due to decreases in payroll costs as a percentage of sales and facility costs as a percentage of sales.

Operating profit
Operating profit as a percentage of sales was 8.3% and 9.4% for the three months ended June 25, 2022 and June 26, 2021, respectively. Operating profit as a percentage of sales was 9.0% and 9.2% for the six months ended June 25, 2022 and June 26, 2021, respectively. The decrease in operating profit as a percentage of sales for the three and six months ended June 25, 2022 as compared with the three and six months ended June 26, 2021 was primarily due to the decrease in gross profit as a percentage of sales, partially offset by the decrease in operating and administrative expenses as a percentage of sales.
Investment income (loss)
Investment loss for the three months ended June 25, 2022 was $303.2 million as compared with investment income for the three months ended June 26, 2021 of $182.0 million. Excluding the impact of net unrealized losses on equity securities in 2022 and net unrealized gains on equity securities in 2021, investment income would have been $54.9 million and $62.5 million for the three months ended June 25, 2022 and June 26, 2021, respectively. Excluding the impact of net unrealized losses on equity securities in 2022 and net unrealized gains on equity securities in 2021, the decrease in investment income for the three months ended June 25, 2022 as compared with the three months ended June 26, 2021 was primarily due to a decrease in net realized gains on investments, partially offset by an increase in interest and dividend income.
Investment loss for the six months ended June 25, 2022 was $826.2 million as compared with investment income for the six months ended June 26, 2021 of $1,023.0 million. Excluding the impact of net unrealized losses on equity securities in 2022 and net unrealized gains on equity securities in 2021, investment income would have been $112.7 million and $118.6 million for the six months ended June 25, 2022 and June 26, 2021, respectively. Excluding the impact of net unrealized losses on equity securities in 2022 and net unrealized gains on equity securities in 2021, the decrease in investment income for the six months ended June 25, 2022 as compared with the six months ended June 26, 2021 was primarily due to a decrease in net realized gains on investments, partially offset by an increase in interest and dividend income.
Income tax expense
The effective income tax rate was 20.7% and 22.8% for the three months ended June 25, 2022 and June 26, 2021, respectively. The effective income tax rate was 21.0% and 22.1% for the six months ended June 25, 2022 and June 26, 2021, respectively. The decrease in the effective income tax rate for the three and six months ended June 25, 2022 as compared with the three and six months ended June 26, 2021 was primarily due to the increased impact of permanent deductions and credits relative to earnings before income tax expense, partially offset by an increase in state income tax rates.
Net earnings
Net earnings were $628.4 million or $0.18 per share and $1,009.4 million or $0.29 per share for the three months ended June 25, 2022 and June 26, 2021, respectively. Net earnings as a percentage of sales were 4.9% and 8.5% for the three months ended June 25, 2022 and June 26, 2021, respectively. Excluding the impact of net unrealized losses on equity securities in 2022 and net unrealized gains on equity securities in 2021, net earnings would have been $895.5 million or $0.26 per share and 6.9% as a percentage of sales for the three months ended June 25, 2022 and $920.3 million or $0.27 per share and 7.8% as a percentage of sales for the three months ended June 26, 2021. Excluding the impact of net unrealized losses on equity securities in 2022 and net unrealized gains on equity securities in 2021, the decrease in net earnings as a percentage of sales for the three months ended June 25, 2022 as compared with the three months ended June 26, 2021 was primarily due to the decrease in operating profit as a percentage of sales.
Net earnings were $1,246.4 million or $0.37 per share and $2,504.5 million or $0.72 per share for the six months ended June 25, 2022 and June 26, 2021, respectively. Net earnings as a percentage of sales were 4.8% and 10.7% for the six months ended June 25, 2022 and June 26, 2021, respectively. Excluding the impact of net unrealized losses on equity securities in 2022 and net unrealized gains on equity securities in 2021, net earnings would have been $1,946.7 million or $0.57 per share and 7.4% as a percentage of sales for the six months ended June 25, 2022 and $1,830.1 million or $0.53 per share and 7.8% as a percentage of sales for the six months ended June 26, 2021. Excluding the impact of net unrealized losses on equity securities in 2022 and net unrealized gains on equity securities in 2021, the decrease in net earnings as a percentage of sales for the six months ended June 25, 2022 as compared with the six months ended June 26, 2021 was primarily due to the decrease in operating profit as a percentage of sales.

Non-GAAP Financial Measures
In addition to reporting financial results for the three and six months ended June 25, 2022 and June 26, 2021 in accordance with GAAP, the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations. Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for the three and six months ended June 25, 2022 and June 26, 2021:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(Amounts are in millions, except per share amounts)
Net earnings	$628.4	1,009.4	1,246.4	2,504.5
Fair value adjustment, due to net unrealized loss (gain), on equity securities held at end of period	358.1	(129.0)	939.0	(913.8)
Net gain on sale of equity securities previously recognized through fair value adjustment	—	9.4	—	9.4
Income tax (benefit) expense (1)	(91.0)	30.5	(238.7)	230.0
Net earnings excluding impact of fair value adjustment	$895.5	920.3	1,946.7	1,830.1
Weighted average shares outstanding	3,401.3	3,460.3	3,408.6	3,458.2
Earnings per share excluding impact of fair value adjustment	$0.26	0.27	0.57	0.53
(1)Income tax (benefit) expense is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $13,377.4 million as of June 25, 2022, as compared with $14,783.4 million as of December 25, 2021 and $13,662.5 million as of June 26, 2021. The decrease from the second quarter of 2021 to the second quarter of 2022 was primarily due to the decrease in the fair value of investments.
Net cash provided by operating activities
Net cash provided by operating activities was $2,777.0 million and $2,579.3 million for the six months ended June 25, 2022 and June 26, 2021, respectively. The increase in net cash provided by operating activities for the six months ended June 25, 2022 as compared with the six months ended June 26, 2021 was primarily due to the increase in sales and the decrease in income taxes paid, partially offset by the payment in 2022 of payroll taxes that were deferred under various coronavirus tax relief provisions in 2020.
Net cash used in investing activities
Net cash used in investing activities was $1,235.2 million and $1,404.9 million for the six months ended June 25, 2022 and June 26, 2021, respectively. The primary use of net cash in investing activities for the six months ended June 25, 2022 was funding capital expenditures and net increases in investments. Capital expenditures for the six months ended June 25, 2022 totaled $788.4 million. These expenditures were incurred in connection with the opening of 10 supermarkets (including five replacement supermarkets) and the remodeling of 40 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, construction or expansion of warehouses and new or enhanced information technology hardware and software. For the six months ended June 25, 2022, the payment for investments, net of the proceeds from the sale and maturity of investments, was $466.1 million.
Net cash used in financing activities
Net cash used in financing activities was $1,645.4 million and $944.1 million for the six months ended June 25, 2022 and June 26, 2021, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $1,063.4 million and $453.3 million for the six months ended June 25, 2022 and June 26, 2021, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $560.3 million or $0.164 per share and $477.5 million or $0.138 per share during the six months ended June 25, 2022 and June 26, 2021, respectively.
Capital expenditures projection
Capital expenditures for the remainder of 2022 are expected to be approximately $1,200 million, primarily related to new supermarkets, remodeling existing supermarkets, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
Cash requirements
In 2022, cash requirements for operations, capital expenditures, common stock repurchases and dividend payments are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

Forward-Looking Statements
Certain information provided by the Company in this Quarterly Report on Form 10-Q (Quarterly Report) may be forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Forward-looking information includes statements about the future performance of the Company and is based on management’s assumptions and beliefs in light of the information currently available to them. When used, the words “plan,” “estimate,” “project,” “intend,” “expect,” “believe,” “will” and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to, the following: competitive practices and pricing in the food and drug industries generally and particularly in the Company’s principal markets; results of programs to increase sales, including private label sales; results of programs to control or reduce costs; changes in buying, pricing and promotional practices; changes in shrink management; supply chain disruptions; changes in the general economy, including an economic downturn associated with inflation, the coronavirus pandemic, international conflicts or other disruptions; changes in consumer spending; changes in population, employment and job growth in the Company’s principal markets; impacts of a public health crisis, geopolitical conditions or other significant catastrophic event; impacts of an intrusion into, compromise of or disruption in the Company’s information technology systems; and other factors affecting the Company’s business within or beyond the Company’s control. These factors include changes in the rate of inflation; changes in federal, state and local laws and regulations; adverse determinations with respect to litigation or other claims; ability to recruit and retain employees; ability to construct new supermarkets or complete remodels as rapidly as planned; increases in product costs; and increases in operating costs including, but not limited to, labor, fuel and energy costs and debit and credit card fees. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Except as may be required by applicable law, the Company assumes no obligation to publicly update these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended December 25, 2021.
Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 25, 2022 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
Shares of common stock repurchased by the Company during the three months ended June 25, 2022 were as follows (amounts are in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 27, 2022 through April 30, 2022	2,983	$13.76	N/A	N/A
May 1, 2022 through May 28, 2022	21,776	14.91	N/A	N/A
May 29, 2022 through June 25, 2022	24,655	14.91	N/A	N/A
Total	49,414	$14.84	N/A	N/A
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
The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended June 25, 2022 required to be disclosed in the last two columns of the table.
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Not Applicable

Item 6. Exhibits
3.1     Composite Restated Articles of Incorporation.
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

PUBLIX SUPER MARKETS, INC.

Date:	August 1, 2022	/s/ Merriann M. Metz
Merriann M. Metz, Secretary

Date:	August 1, 2022	/s/ David P. Phillips
David P. Phillips, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)