Form 10-K
period 2022-12-31
PUBLIX SUPER MARKETS INC
filed 2023-03-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements.
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to Section 10D-1(b).
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes                No    X
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $31,155,000,000 as of June 24, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter.
The number of shares of the Registrant’s common stock outstanding as of February 7, 2023 was 3,319,000,000.
Documents Incorporated By Reference
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Proxy Statement solicited for the 2023 Annual Meeting of Stockholders to be held on April 18, 2023.

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
Merchandising and manufacturing
The Company sells a variety of merchandise which includes grocery (including dairy, produce, floral, deli, bakery, meat and seafood), health and beauty care, general merchandise, pharmacy and other products and services. This merchandise includes nationally advertised and private label brands as well as unbranded products such as produce, meat and seafood. Private label items are produced in the Company’s facilities or manufactured for the Company by suppliers. The Company receives the food and nonfood products it sells from many sources. The Company believes its sources of supply for these products and the raw materials used in manufacturing are adequate for its needs and that it is not dependent upon a single supplier or relatively few suppliers. Merchandise is delivered to the supermarkets through Company distribution centers or directly from suppliers and is generally available in sufficient quantities to enable the Company to satisfy its customers. The cost of merchandise delivered to the supermarkets through the Company’s distribution centers is approximately 73% of the total product costs. The coronavirus pandemic and supply chain disruptions have impacted the Company’s sources of supply and the availability of certain products. However, the Company has generally been able to secure alternative sources of supply to serve the needs of its customers. The future impact of supply chain disruptions on sources of supply and the availability of certain products is uncertain and difficult to predict.
Store operations
The Company operated 1,322 supermarkets at the end of 2022, compared with 1,293 at the beginning of the year. In 2022, 40 supermarkets were opened (including eight replacement supermarkets) and 117 supermarkets were remodeled. Eleven supermarkets were closed during the period. The replacement supermarkets that opened in 2022 replaced one supermarket closed in 2022 and seven supermarkets closed in a previous period. Ten supermarkets closed in 2022 will be replaced on site in a subsequent period. Net new supermarkets added 1.4 million square feet in 2022, an increase of 2.2%. At the end of 2022, the Company had 842 supermarkets in Florida, 200 in Georgia, 86 in Alabama, 69 in South Carolina, 55 in Tennessee, 51 in North Carolina and 19 in Virginia. Also, at the end of 2022, the Company had 26 supermarkets under construction in Florida, nine in Georgia, four in Alabama, three in North Carolina, two in South Carolina, two in Tennessee and one in Kentucky.
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
Human capital resources
Employee ownership
The Company is the largest employee-owned company in the U.S. with 242,000 employees at the end of 2022. The Company is dedicated to the dignity, value and employment security of its employees and recognizes they are its most important asset and primary competitive advantage. The Company considers its employee relations to be good.
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

Community involvement
An important part of the Company’s culture is a commitment to community involvement. The Company focuses on helping alleviate hunger in the communities it serves. To reduce food waste and provide nourishing meals for those in need, the Company began a perishable recovery program in 2009. The Company’s employees support this program’s efforts by gathering perishable foods that are wholesome, but no longer salable, and donating them to food banks and other nonprofit organizations. Since the program’s launch, the Company has donated almost 900 million meals to food banks and other nonprofit organizations.
Additionally, the coronavirus pandemic and adverse economic conditions created an increased need for efforts focused on alleviating hunger. In 2020, the Company launched an initiative to purchase produce and milk from local farmers and deliver the products to food banks for those in need. In 2021, the Company extended this commitment by implementing its Feeding More Together program. Through this program, customer donations during register campaigns enable food banks to purchase the nonperishable products they need most. The Company matches the customer donations by purchasing an equivalent dollar value of produce from farmers and donating it to the food banks. As a result, the Company has donated more than 60 million pounds of produce as a part of its initiative to support farmers and food banks. The Company and its employees are also involved in many other community activities and programs in the areas it serves.
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
Since the start of the coronavirus pandemic in March 2020, national, state and local authorities have taken, mandated and recommended various preventative measures to mitigate the impact of the pandemic. While many of these preventative measures have been eliminated, the impact of the coronavirus pandemic or any future public health crisis and the preventative measures to mitigate those impacts remains uncertain and difficult to predict.
The Company’s operations may be adversely impacted by the fear of exposure to or actual effects of the coronavirus or other public health crisis. These potential impacts include:
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
•supply chain risks from goods produced in areas of significant outbreak or disruption from suppliers due to financial or operational difficulties;
•reduction in travel, tourism or consumer spending due to government recommendations or mandates, fear of exposure or adverse economic conditions;
•changes in customer demand from discretionary or higher priced products to lower priced products; or
•uncertainty as to future operations of tenants in Company owned shopping centers due to adverse economic conditions.
The extent to which the coronavirus pandemic or other public health crisis will impact the Company is difficult to predict and could adversely affect the Company’s financial condition and results of operations.
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
The Company’s results of operations are sensitive to changes in general economic conditions that impact consumer spending. Adverse economic conditions, including inflation, high unemployment, home foreclosures and weakness in the housing market, declines in the stock market and the instability of the credit markets, could cause a reduction in consumer spending. Other conditions that could reduce consumer spending include increases in tax, interest and inflation rates, increases in fuel and energy costs, increases in health care costs, the impact of natural disasters, public health crises, international conflicts or acts of terrorism, and other factors. Reductions in the level of consumer spending could cause changes in customer demand from discretionary or higher priced products to lower priced products or shift spending to lower priced competitors, which could adversely affect the Company’s financial condition and results of operations.

Business and Operational Risks
Increased operating costs could adversely affect the Company.
The Company’s operations tend to be more labor intensive than some of its competitors primarily due to the additional customer service offered in its supermarkets. Consequently, uncertain labor markets, mandated increases in the minimum wage or other benefits, increased wage rates by retailers and other labor market competitors, an increased proportion of full-time employees, increased costs of health care due to health insurance reform or other factors could result in increased labor costs and disproportionately impact the Company in comparison to some of its competitors. The inability to improve or manage operating costs, including labor, distribution, facilities or other non-product related costs, could adversely affect the Company’s financial condition and results of operations.
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
The Company’s ability to obtain sites for new supermarkets is dependent on identifying and entering into lease or purchase agreements on commercially reasonable terms for properties that are suitable for its needs. If the Company fails to identify suitable sites and enter into lease or purchase agreements on a timely basis for any reason, including competition from other companies seeking similar sites, the Company’s growth could be adversely affected because it may be unable to open new supermarkets as anticipated. Failure to obtain new sites or retain existing sites for leased supermarkets on commercially reasonable terms could adversely affect the Company’s financial condition and results of operations.
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

Item 1B. Unresolved Staff Comments
None
Item 2. Properties
At year end, the Company operated 62.3 million square feet of supermarket space. The Company’s supermarkets vary in size. Current supermarket prototypes range from 28,000 to 55,000 square feet. Supermarkets are often located in shopping centers where the Company is the anchor tenant. The majority of the Company’s supermarkets are leased. Initial lease terms are typically 20 years followed by five year renewal options. Both the building and land are owned at 393 locations. The building is owned while the land is leased at 79 other locations.
The Company supplies its supermarkets from 10 primary distribution centers in Lakeland, Miami, Jacksonville, Sarasota, Orlando, Deerfield Beach and Boynton Beach, Florida, Lawrenceville, Georgia, McCalla, Alabama and Greensboro, North Carolina. The Company operates six manufacturing facilities, including three dairy plants in Lakeland and Deerfield Beach, Florida and Lawrenceville, Georgia, two bakery plants in Lakeland, Florida and Atlanta, Georgia and a deli plant in Lakeland, Florida. The Company also operates two prepared foods facilities in Lakeland and Deerfield Beach, Florida.
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

The market prices for the Company’s common stock for 2022 and 2021 were as follows:

	2022 (1)	2021 (1)
January - February	$13.28	11.59
March - April	13.76	12.04
May - July	14.91	12.26
August - October	13.84	12.62
November - December	13.19	13.28
(b)Approximate Number of Equity Security Holders
As of February 7, 2023, the approximate number of holders of record of the Company’s common stock was 226,000.
(c)Dividends
The Company paid quarterly dividends per share on its common stock in 2022 and 2021 as follows:

Quarter	2022 (1)	2021 (1)
First	$0.074	0.064
Second	0.090	0.074
Third	0.090	0.074
Fourth	0.090	0.074
	$0.344	0.286
Payment of dividends is within the discretion of the Board of Directors and depends on, among other factors, net earnings, capital requirements and the financial condition of the Company. However, the Company intends to continue to pay comparable dividends to stockholders in the future.
(d)Purchases of Equity Securities by the Issuer
Issuer Purchases of Equity Securities
Shares of common stock repurchased by the Company during the three months ended December 31, 2022 were as follows (amounts are in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
September 25 - October 29, 2022	11	$13.84	N/A	N/A
October 30 - November 26, 2022	22	13.19	N/A	N/A
November 27 - December 31, 2022	3	13.19	N/A	N/A
Total	36	$13.38	N/A	N/A

____________________________
(1)Retroactively adjusted to give effect to the 5-for-1 stock split in April 2022. For a more detailed description, refer to Note 1(m) Stock Split in the Notes to Consolidated Financial Statements.
(2)Common stock is made available for sale by the Company only to its current employees and members of its Board of Directors through the ESPP and Directors Plan and to participants of the 401(k) Plan. In addition, common stock is provided to employees through the ESOP. The Company currently repurchases common stock subject to certain terms and conditions. The ESPP, Directors Plan, 401(k) Plan and ESOP each contain provisions prohibiting any transfer for value without the owner first offering the common stock to the Company.
The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended December 31, 2022 required to be disclosed in the last two columns of the table.

(e)Performance Graph
The following performance graph sets forth the Company’s cumulative total stockholder return during the five years ended December 31, 2022, compared to the cumulative total return on the S&P 500 Index and a custom Peer Group Index including retail food supermarket companies.(1) The Peer Group Index is weighted based on the various companies’ market capitalization. The comparison assumes $100 was invested at the end of 2017 in the Company’s common stock and in each of the related indices and assumes reinvestment of dividends.
The Company’s common stock is valued as of the end of each fiscal quarter. After the end of a quarter, however, shares continue to be traded at the prior valuation until the new valuation is received. The cumulative total return for the companies represented in the S&P 500 Index and the custom Peer Group Index is based on those companies’ trading price as of the Company’s fiscal year end. The following performance graph is based on the Company’s trading price at fiscal year end based on its market price as of the prior fiscal quarter. For comparative purposes, a performance graph based on the Company’s fiscal year end valuation (market price as of March 1, 2023) is provided in the 2023 Proxy Statement. Past stock performance shown below is no guarantee of future performance.
Comparison of Five Year Cumulative Return Based Upon Fiscal Year End Trading Price

	2017	2018	2019	2020	2021	2022
Publix	$100.00	118.73	134.37	169.32	198.47	202.04
S&P 500	100.00	94.80	126.06	146.72	189.92	156.88
Peer Group (1)	100.00	111.02	118.70	130.20	185.31	182.80

___________________________
(1)Companies included in the Peer Group are Ahold Delhaize, Albertsons, Kroger and Weis Markets. Albertsons is included in the Peer Group for 2021 and 2022 due to its initial public offering in 2020.

Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The objective of this section is to provide a summary of material information relevant to enhancing the stockholders’ understanding of the financial condition and results of operations of the Company. Following is an analysis of the financial condition and results of operations of the Company for 2022 and 2021 as compared with the previous years. This information should be read in conjunction with the Company’s consolidated financial statements and accompanying notes.
On April 1, 2022, the Company filed Articles of Amendment to its Restated Articles of Incorporation in order to effect a 5‑for‑1 stock split of the Company’s common stock, effective as of the close of business April 14, 2022. All applicable data, including share and per share amounts, have been retroactively adjusted to give effect to the stock split.
Overview
The Company is engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. The Company plans to expand its retail operations into Kentucky in 2023. The Company has no other significant lines of business or industry segments. As of December 31, 2022, the Company operated 1,322 supermarkets including 842 in Florida, 200 in Georgia, 86 in Alabama, 69 in South Carolina, 55 in Tennessee, 51 in North Carolina and 19 in Virginia. In 2022, 40 supermarkets were opened (including eight replacement supermarkets) and 117 supermarkets were remodeled. During 2022, the Company opened 22 supermarkets in Florida, seven in Georgia, four in Alabama, four in South Carolina and three in Tennessee. Eleven supermarkets were closed during the period. The replacement supermarkets that opened in 2022 replaced one supermarket closed in 2022 and seven supermarkets closed in a previous period. Ten supermarkets closed in 2022 will be replaced on site in a subsequent period. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
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
Profit is generated by selling merchandise at price levels that produce sales in excess of the cost of merchandise sold and operating and administrative expenses. The Company has generally been able to increase revenues and operating profit from year to year. Further, the Company has been able to meet its cash requirements from internally generated funds without the need for debt financing. The Company’s year end cash balances are impacted by its operating results as well as by capital expenditures, investment transactions, common stock repurchases and dividend payments.
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
Coronavirus Pandemic
Since the start of the coronavirus pandemic in March 2020, national, state and local authorities have taken, mandated and recommended various preventative measures to mitigate the impact of the pandemic. While many of these preventative measures have been eliminated, the impact of the coronavirus pandemic or any future public health crisis and the preventative measures to mitigate those impacts remains uncertain and difficult to predict. It remains a top priority of the Company to continue to serve its customers in a way that protects the health and safety of its employees and customers.

Results of Operations
The Company’s fiscal year ends on the last Saturday in December. Fiscal year 2022 includes 53 weeks and fiscal years 2021 and 2020 include 52 weeks.
Sales
Sales for 2022 were $54.5 billion as compared with $48.0 billion in 2021, an increase of $6.5 billion or 13.6%. The increase in sales for 2022 as compared with 2021 was primarily due to new supermarket sales, a 9.9% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets) and a 2.1% increase in sales from the additional week in 2022. Comparable store sales for 2022 increased primarily due to the impact of inflation on product costs. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 9 to 12 months.
Sales for 2021 were $48.0 billion as compared with $44.9 billion in 2020, an increase of $3.1 billion or 7.0%. The increase in sales for 2021 as compared with 2020 was primarily due to new supermarket sales and a 5.4% increase in comparable store sales. Comparable store sales for 2021 increased primarily due to the impact of inflation on product costs.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 26.8%, 27.4% and 27.9% in 2022, 2021 and 2020, respectively. Excluding the last-in, first-out (LIFO) reserve effect of $147 million, $109 million and $20 million in 2022, 2021 and 2020, respectively, gross profit as a percentage of sales would have been 27.0%, 27.7% and 27.9% in 2022, 2021 and 2020, respectively. After excluding the LIFO reserve effect, the decrease in gross profit as a percentage of sales for 2022 as compared with 2021 was primarily due to the impact of inflation on product costs which was not passed on to customers and increased shrink. After excluding the LIFO reserve effect, the decrease in gross profit as a percentage of sales for 2021 as compared with 2020 was primarily due to increased shrink and distribution costs.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 18.8%, 19.6% and 19.7% in 2022, 2021 and 2020, respectively. The decrease in operating and administrative expenses as a percentage of sales for 2022 as compared with 2021 was primarily due to decreases in payroll costs as a percentage of sales and facility costs as a percentage of sales. In addition, operating and administrative expenses as a percentage of sales benefited from the impact of the incremental sales from the additional week in 2022. Operating and administrative expenses as a percentage of sales for 2021 as compared with 2020 remained relatively unchanged.
Operating profit
Operating profit as a percentage of sales was 8.7% in 2022 and 2021 and 8.9% in 2020. Operating profit as a percentage of sales for 2022 as compared with 2021 remained relatively unchanged primarily due to the decrease in operating and administrative expenses as a percentage of sales and the incremental profit from the additional week in 2022, offset by the decrease in gross profit as a percentage of sales. The decrease in operating profit as a percentage of sales for 2021 as compared with 2020 was primarily due to the decrease in gross profit as a percentage of sales, partially offset by the decrease in operating and administrative expenses as a percentage of sales.
Investment income (loss)
Investment loss for 2022 was $1.3 billion as compared with investment income for 2021 and 2020 of $1.3 billion and $975 million, respectively. Excluding the impact of net unrealized losses on equity securities in 2022 and net unrealized gains on equity securities in 2021 and 2020, investment income would have been $254 million, $230 million and $596 million for 2022, 2021 and 2020, respectively. Excluding the impact of net unrealized losses on equity securities in 2022 and net unrealized gains on equity securities in 2021, the increase in investment income for 2022 as compared with 2021 was primarily due to an increase in interest and dividend income, partially offset by a net realized loss on investments in 2022 as compared with a net realized gain on investments in 2021. Excluding the impact of net unrealized gains on equity securities, the decrease in investment income for 2021 as compared with 2020 was primarily due to the decrease in net realized gains on investments.
Income tax expense
The effective income tax rate was 18.6%, 20.6% and 21.1% in 2022, 2021 and 2020, respectively. The decrease in the effective income tax rate for 2022 as compared with 2021 was primarily due to the increased impact of permanent deductions and credits relative to earnings before income tax expense, partially offset by an increase in state income tax rates and a decrease in investment related tax credits. The decrease in the effective income tax rate for 2021 as compared with 2020 was primarily due to a reduction in state income tax rates and an increase in investment related tax credits.

Net earnings
Net earnings were $2.9 billion or $0.86 per share, $4.4 billion or $1.28 per share and $4.0 billion or $1.13 per share in 2022, 2021 and 2020, respectively. Net earnings as a percentage of sales were 5.4%, 9.2% and 8.9% in 2022, 2021 and 2020, respectively. Excluding the impact of net unrealized losses on equity securities in 2022 and net unrealized gains on equity securities in 2021 and 2020, net earnings would have been $4.0 billion or $1.20 per share and 7.4% as a percentage of sales for 2022, $3.6 billion or $1.04 per share and 7.5% as a percentage of sales for 2021 and $3.7 billion or $1.05 per share and 8.2% as a percentage of sales for 2020. Excluding the impact of net unrealized losses on equity securities in 2022 and net unrealized gains on equity securities in 2021, net earnings as a percentage of sales for 2022 as compared with 2021 remained relatively unchanged. Excluding the impact of net unrealized gains on equity securities, the decrease in net earnings as a percentage of sales for 2021 as compared with 2020 was primarily due to the decrease in operating profit as a percentage of sales and net realized gains on investments.
Non-GAAP Financial Measures
In addition to reporting financial results for 2022, 2021 and 2020 in accordance with U.S. generally accepted accounting principles (GAAP), the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations. Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for 2022, 2021 and 2020:

	2022	2021	2020
	(Amounts are in millions, except per share amounts)
Net earnings	$2,918	4,412	3,972
Fair value adjustment, due to net unrealized loss (gain), on equity securities held at end of year	1,516	(1,109)	(555)
Net gain on sale of equity securities previously recognized through fair value adjustment	—	9	176
Income tax (benefit) expense (1)	(385)	280	96
Net earnings excluding impact of fair value adjustment	$4,049	3,592	3,689
Weighted average shares outstanding	3,379	3,447	3,503
Earnings per share excluding impact of fair value adjustment	$1.20	1.04	1.05
(1)Income tax (benefit) expense is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $12.9 billion as of December 31, 2022, as compared with $14.8 billion as of December 25, 2021. The decrease was primarily due to the decrease in the fair value of investments.
Net cash provided by operating activities
Net cash provided by operating activities was $5.5 billion in 2022 and $5.4 billion in 2021 and 2020. The increase in net cash provided by operating activities for 2022 as compared with 2021 was primarily due to the deferral in 2022 of income tax payments due to Hurricane Ian, partially offset by the payment in 2022 of payroll taxes that were deferred under a coronavirus tax relief provision in 2020. Net cash provided by operating activities for 2021 as compared with 2020 remained relatively unchanged primarily due to the deferral in 2020 of payroll tax payments under a coronavirus tax relief provision and the timing of payments for merchandise, offset by the increase in sales.
Net cash used in investing activities
Net cash used in investing activities was $2.3 billion, $3.0 billion and $3.4 billion in 2022, 2021 and 2020, respectively. The primary use of net cash in investing activities for 2022 was funding capital expenditures and net increases in investments. Capital expenditures for 2022 totaled $1.8 billion. These expenditures were incurred in connection with the opening of 40 supermarkets (including eight replacement supermarkets) and the remodeling of 117 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, construction or expansion of warehouses and new or enhanced information technology hardware and software. In 2022, the payment for investments, net of the proceeds from the sale and maturity of investments, was $549 million. The primary use of net cash in investing activities for 2021 was funding capital expenditures and net increases in investments. Capital expenditures for 2021 totaled $1.3 billion. These expenditures were incurred in connection with the opening of 45 supermarkets (including 10 replacement supermarkets) and the remodeling of 134 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, construction or expansion of warehouses and new or enhanced information technology hardware and software. In 2021, the payment for investments, net of the proceeds from the sale and maturity of investments, was $1.8 billion.
Net cash used in financing activities
Net cash used in financing activities was $3.0 billion, $1.9 billion and $2.1 billion in 2022, 2021 and 2020, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $1.8 billion, $874 million and $1.2 billion in 2022, 2021 and 2020, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the ESPP, Directors Plan, 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $1.2 billion or $0.344 per share, $987 million or $0.286 per share and $884 million or $0.252 per share in 2022, 2021 and 2020, respectively.
Capital expenditures projection
Capital expenditures for 2023 are expected to be approximately $2.3 billion, primarily related to new supermarkets, remodeling existing supermarkets, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
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

Cash requirements
In 2023, cash requirements for operations, capital expenditures, common stock repurchases and dividend payments are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.
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
Forward-Looking Statements
Certain information provided by the Company in this Annual Report may be forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Forward-looking information includes statements about the future performance of the Company and is based on management’s assumptions and beliefs in light of the information currently available to them. When used, the words “plan,” “estimate,” “project,” “intend,” “expect,” “believe,” “will” and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to, competitive practices and pricing in the food and drug industries generally and particularly in the Company’s principal markets; results of programs to increase sales, including private label sales; results of programs to control or reduce costs; changes in buying, pricing and promotional practices; changes in shrink management; supply chain disruptions; changes in the general economy, including an economic downturn associated with inflation, the coronavirus pandemic, international conflicts, acts of terrorism or other disruptions; changes in consumer spending; changes in population, employment and job growth in the Company’s principal markets; impacts of a public health crisis, geopolitical conditions or other significant catastrophic events; impacts of an intrusion into, compromise of or disruption in the Company’s information technology systems; and other factors affecting the Company’s business within or beyond the Company’s control. These factors include changes in the rate of inflation; changes in federal, state and local laws and regulations; adverse determinations with respect to litigation or other claims; ability to recruit and retain employees; ability to construct new supermarkets or complete remodels as rapidly as planned; increases in product costs; and increases in operating costs including, but not limited to, labor, fuel and energy costs, debit and credit card fees and pharmacy fees. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Except as may be required by applicable law, the Company assumes no obligation to publicly update these forward-looking statements.

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
Equity securities are subject to equity price risk that results from fluctuations in quoted market prices as of the balance sheet date. Market price fluctuations may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Due to equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings, fluctuations in quoted market prices for equity securities will impact earnings. A decrease of 10% in the value of the Company’s equity securities would result in an unrealized loss of approximately $250 million recognized in earnings, but would not impact cash flows.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Publix Super Markets, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries (the Company) as of December 31, 2022 and December 25, 2021, the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Evaluation of self-insurance reserves
As discussed in Note 1(k) to the consolidated financial statements, the Company estimates its self-insurance reserves for workers’ compensation and general liability exposures by considering historical claims experience and actuarial analyses using actuarial assumptions and generally accepted actuarial methods. The self-insurance reserves balance as of December 31, 2022 of $478 million includes the self-insurance reserves related to workers’ compensation and general liability. The Company engages actuaries to estimate its workers’ compensation and general liability self-insurance reserves at least annually.
We identified the evaluation of the Company’s workers’ compensation and general liability self-insurance reserves as a critical audit matter because of the specialized skills necessary to evaluate the Company’s loss development factor assumptions and the selection of the actuarial projections derived from various actuarial methods.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the workers’ compensation and general liability self-insurance reserves. This included controls related to the loss development factor assumptions used to estimate the actuarial projections and the selection of the actuarial projections derived from various actuarial methods. We involved actuarial professionals with specialized skills and knowledge who assisted in:
•Assessing the actuarial methods used by the Company for consistency with generally accepted actuarial standards;
•Evaluating the Company’s ability to estimate self-insurance reserves by comparing its historical estimates with actual incurred losses; and
•Evaluating the loss development factor assumptions and the actuarial projections by developing an independent expectation of the workers’ compensation and general liability self-insurance reserves and comparing them to the amounts recorded by the Company.
/s/ KPMG LLP
We have served as the Company’s auditor since 1961.
Tampa, Florida
March 1, 2023

PUBLIX SUPER MARKETS, INC.
Consolidated Balance Sheets
December 31, 2022 and
December 25, 2021

	2022	2021
ASSETS	(Amounts are in millions)
Current assets:
Cash and cash equivalents	$1,336	1,132
Short-term investments	566	883
Trade receivables	1,106	904
Inventories	2,341	2,054
Prepaid expenses	74	132
Total current assets	5,423	5,105
Long-term investments	10,992	12,768
Other noncurrent assets	561	445
Operating lease right-of-use assets	2,979	2,950
Property, plant and equipment:
Land	2,319	2,122
Buildings and improvements	7,130	6,309
Furniture, fixtures and equipment	6,567	6,114
Leasehold improvements	1,875	1,825
Finance lease right-of-use assets	582	548
Construction in progress	215	387
	18,688	17,305
Accumulated depreciation	(7,596)	(7,049)
Net property, plant and equipment	11,092	10,256
	$31,047	31,524

See accompanying notes to consolidated financial statements.

	2022	2021
LIABILITIES AND EQUITY	(Amounts are in millions, except par value)
Current liabilities:
Accounts payable	$2,812	2,595
Accrued expenses:
Contributions to retirement plans	687	661
Self-insurance reserves	210	191
Salaries and wages	205	216
Other	637	765
Current portion of long-term debt	36	39
Current portion of operating lease liabilities	359	355
Income taxes	226	—
Total current liabilities	5,172	4,822
Deferred income taxes	575	1,031
Self-insurance reserves	268	249
Long-term debt	43	98
Operating lease liabilities	2,573	2,570
Finance lease liabilities	423	411
Other noncurrent liabilities	141	305
Total liabilities	9,195	9,486
Common stock related to Employee Stock Ownership Plan (ESOP)	4,029	3,825
Stockholders’ equity:
Common stock of $1 par value. Authorized 4,000 shares; issued and outstanding 3,324 shares in 2022 and 3,418 shares in 2021	3,324	3,418
Additional paid-in capital	1,687	1,426
Retained earnings	17,413	17,156
Accumulated other comprehensive losses	(609)	(5)
Common stock related to ESOP	(4,029)	(3,825)
Total stockholders’ equity	17,786	18,170
Noncontrolling interests	37	43
Total equity	21,852	22,038
Commitments and contingencies	—	—
	$31,047	31,524

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Earnings
Years ended December 31, 2022, December 25, 2021
and December 26, 2020

	2022	2021	2020
	(Amounts are in millions, except per share amounts)
Revenues:
Sales	$54,534	47,997	44,864
Other operating income	408	397	340
Total revenues	54,942	48,394	45,204
Costs and expenses:
Cost of merchandise sold	39,938	34,828	32,355
Operating and administrative expenses	10,245	9,413	8,837
Total costs and expenses	50,183	44,241	41,192
Operating profit	4,759	4,153	4,012
Investment (loss) income	(1,262)	1,330	975
Other nonoperating income, net	89	77	50
Earnings before income tax expense	3,586	5,560	5,037
Income tax expense	668	1,148	1,065
Net earnings	$2,918	4,412	3,972
Weighted average shares outstanding	3,379	3,447	3,503
Earnings per share	$0.86	1.28	1.13
See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Comprehensive Earnings
Years ended December 31, 2022, December 25, 2021
and December 26, 2020

	2022	2021	2020
	(Amounts are in millions)
Net earnings	$2,918	4,412	3,972
Other comprehensive earnings:
Unrealized (loss) gain on debt securities net of income taxes of $(214), $(68) and $47 in 2022, 2021 and 2020, respectively.	(626)	(201)	139
Reclassification adjustment for net realized loss (gain) on debt securities net of income taxes of $1, $(5) and $(5) in 2022, 2021 and 2020, respectively.	1	(16)	(13)
Adjustment to postretirement benefit obligation net of income taxes of $7, $3 and $(2) in 2022, 2021 and 2020, respectively.	21	11	(6)
Comprehensive earnings	$2,314	4,206	4,092

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Cash Flows
Years ended December 31, 2022, December 25, 2021
and December 26, 2020

	2022	2021	2020
	(Amounts are in millions)
Cash flows from operating activities:
Cash received from customers	$54,598	48,183	44,886
Cash paid to employees and suppliers	(48,767)	(42,234)	(38,845)
Income taxes paid	(520)	(712)	(790)
Self-insured claims paid	(507)	(494)	(384)
Dividends and interest received	330	275	242
Other operating cash receipts	406	394	336
Other operating cash payments	(36)	(23)	(21)
Net cash provided by operating activities	5,504	5,389	5,424
Cash flows from investing activities:
Payment for capital expenditures	(1,768)	(1,288)	(1,228)
Proceeds from sale of property, plant and equipment	22	15	10
Payment for investments	(2,061)	(3,297)	(5,357)
Proceeds from sale and maturity of investments	1,512	1,538	3,147
Net cash used in investing activities	(2,295)	(3,032)	(3,428)
Cash flows from financing activities:
Payment for acquisition of common stock	(2,137)	(1,137)	(1,440)
Proceeds from sale of common stock	382	263	250
Dividends paid	(1,166)	(987)	(884)
Repayment of long-term debt	(77)	(38)	(29)
Other, net	(7)	1	17
Net cash used in financing activities	(3,005)	(1,898)	(2,086)
Net increase (decrease) in cash and cash equivalents	204	459	(90)
Cash and cash equivalents at beginning of year	1,132	673	763
Cash and cash equivalents at end of year	$1,336	1,132	673

See accompanying notes to consolidated financial statements.

	2022	2021	2020
	(Amounts are in millions)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,918	4,412	3,972
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	838	794	737
Increase in last-in, first-out (LIFO) reserve	147	109	20
Retirement contributions paid or payable in common stock	451	428	418
Deferred income taxes	(250)	328	51
Loss on disposal and impairment of long-lived assets	10	101	138
Loss (gain) on investments	1,518	(1,133)	(776)
Net amortization of investments	80	79	54
Change in operating assets and liabilities providing (requiring) cash:
Trade receivables	(202)	14	(180)
Inventories	(434)	(130)	(140)
Other assets	89	195	151
Accounts payable and accrued expenses	30	268	615
Income taxes	292	(93)	59
Other liabilities	17	17	305
Total adjustments	2,586	977	1,452
Net cash provided by operating activities	$5,504	5,389	5,424

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2022, December 25, 2021
and December 26, 2020

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
	(Amounts are in millions, except per share amounts)
Balances at December 28, 2019	$3,533	932	12,317	—	81	(3,259)	13,604
Comprehensive earnings	—	—	3,972	—	120	—	4,092
Dividends, $0.252 per share	—	—	(884)	—	—	—	(884)
Contribution of 37 shares to retirement plans	25	223	—	114	—	—	362
Acquisition of 139 shares from stockholders	—	—	—	(1,440)	—	—	(1,440)
Sale of 24 shares to stockholders	—	4	—	245	—	—	249
Retirement of 103 shares	(103)	—	(978)	1,081	—	—	—
Change for ESOP related shares	—	—	—	—	—	(226)	(226)
Balances at December 26, 2020	3,455	1,159	14,427	—	201	(3,485)	15,757
Comprehensive earnings	—	—	4,412	—	(206)	—	4,206
Dividends, $0.286 per share	—	—	(987)	—	—	—	(987)
Contribution of 34 shares to retirement plan	23	267	—	118	—	—	408
Acquisition of 92 shares from stockholders	—	—	—	(1,137)	—	—	(1,137)
Sale of 21 shares to stockholders	—	—	—	263	—	—	263
Retirement of 60 shares	(60)	—	(696)	756	—	—	—
Change for ESOP related shares	—	—	—	—	—	(340)	(340)
Balances at December 25, 2021	3,418	1,426	17,156	—	(5)	(3,825)	18,170
Comprehensive earnings	—	—	2,918	—	(604)	—	2,314
Dividends, $0.344 per share	—	—	(1,166)	—	—	—	(1,166)
Contribution of 31 shares to retirement plan	20	254	—	153	—	—	427
Acquisition of 152 shares from stockholders	—	—	—	(2,137)	—	—	(2,137)
Sale of 27 shares to stockholders	—	7	—	375	—	—	382
Retirement of 114 shares	(114)	—	(1,495)	1,609	—	—	—
Change for ESOP related shares	—	—	—	—	—	(204)	(204)
Balances at December 31, 2022	$3,324	1,687	17,413	—	(609)	(4,029)	17,786
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
(c)Fiscal Year
The Company’s fiscal year ends on the last Saturday in December. Fiscal year 2022 includes 53 weeks and fiscal years 2021 and 2020 include 52 weeks.
(d)Cash Equivalents
The Company considers all liquid investments with maturities of three months or less to be cash equivalents.
(e)Trade Receivables
Trade receivables primarily include amounts due from vendor rebates, debit and credit card sales and third party insurance pharmacy billings.
(f)Inventories
Inventories are valued at the lower of cost or market. The dollar value last-in, first-out (LIFO) method was used to determine the cost for 81% and 83% of inventories as of December 31, 2022 and December 25, 2021, respectively. Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to each similar merchandise category’s ending retail value. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value certain manufactured, seasonal, perishable and other miscellaneous inventory items due to fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink. If all inventories were valued using the FIFO method, inventories and current assets would have been higher than reported by $805 million and $658 million as of December 31, 2022 and December 25, 2021, respectively.
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

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

Actuarial projections are used to calculate the year end postretirement benefit obligation, discounted using a yield curve methodology based on high quality bonds with a rating of AA or better. Actuarial losses are amortized from accumulated other comprehensive earnings into net periodic postretirement benefit cost over future years when the accumulation of such losses exceeds 10% of the year end postretirement benefit obligation. The Company included the accrued postretirement benefit obligation of $93 million and $123 million in other noncurrent liabilities on the consolidated balance sheets as of December 31, 2022 and December 25, 2021, respectively.
(m)Stock Split
On April 1, 2022, the Company filed Articles of Amendment to its Restated Articles of Incorporation in order to effect a 5-for-1 stock split of the Company’s common stock, par value $1.00 per share (Common Stock), and an increase in the number of authorized shares of Common Stock from 1 billion to 4 billion, effective as of the close of business April 14, 2022. The Articles of Amendment were approved by the Company’s Board of Directors on April 1, 2022. All applicable data, including share and per share amounts, in the consolidated financial statements and accompanying notes have been retroactively adjusted to give effect to the stock split.
(n)Comprehensive Earnings
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
(o)Revenue Recognition
The Company sells grocery (including dairy, produce, floral, deli, bakery, meat and seafood), health and beauty care, general merchandise, pharmacy and other products and services. Grocery was 83% of sales for 2022, 84% of sales for 2021 and 85% of sales for 2020. All other products and services were 17% of sales for 2022, 16% of sales for 2021 and 15% of sales for 2020.
Revenue is recognized at the point of sale for retail sales. Customer returns are immaterial. Vendor coupons that are reimbursed are accounted for as sales. Coupons and other sales incentives offered by the Company that are not reimbursed are recorded as a reduction of sales. The Company records sales net of applicable sales taxes.
(p)Other Operating Income
Other operating income is recognized on a net basis as earned. Other operating income includes income generated from other activities, primarily automated teller transaction fees, licensee sales commissions, lottery commissions, mall gift card commissions, money order commissions, money transfer fees and vending machine commissions.
(q)Cost of Merchandise Sold
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
(r)Advertising Costs
Advertising costs are expensed as incurred and were $317 million, $280 million and $245 million for 2022, 2021 and 2020, respectively.
(s)Other Nonoperating Income, net
Other nonoperating income, net includes rent from tenants in owned shopping centers, net of related expenses, and other miscellaneous nonoperating income.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(t)Income Taxes
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
(u)Common Stock and Earnings Per Share
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
(v)Use of Estimates
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
Following is a summary of fair value measurements for investments as of December 31, 2022 and December 25, 2021:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in millions)
December 31, 2022	$11,558	2,137	9,421	—
December 25, 2021	13,651	2,159	11,492	—

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(3)    Investments
(a)Debt Securities
Following is a summary of debt securities as of December 31, 2022 and December 25, 2021:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in millions)
2022
Taxable bonds	$9,705	6	830	8,881
Tax exempt bonds	37	—	—	37
Restricted investments	170	—	4	166
	$9,912	6	834	9,084
2021
Taxable bonds	$9,644	109	108	9,645
Tax exempt bonds	269	2	—	271
Restricted investments	171	8	1	178
	$10,084	119	109	10,094
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.
The cost and fair value of debt securities by expected maturity as of December 31, 2022 and December 25, 2021 are as follows:

	2022		2021
	Cost	Fair Value	Cost	Fair Value
		(Amounts are in millions)
Due in one year or less	$570	566	876	883
Due after one year through five years	8,355	7,661	6,353	6,404
Due after five years through ten years	985	855	2,852	2,804
Due after ten years	2	2	3	3
	$9,912	9,084	10,084	10,094

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

The Company had no debt securities with credit losses as of December 31, 2022 and December 25, 2021.
Following is a summary of debt securities with other unrealized losses by the time period impaired as of December 31, 2022 and December 25, 2021:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in millions)
2022
Taxable bonds	$3,705	199	4,627	631	8,332	830
Restricted investments	151	2	15	2	166	4
	$3,856	201	4,642	633	8,498	834
2021
Taxable bonds	$4,225	72	1,132	36	5,357	108
Restricted investments	17	1	—	—	17	1
	$4,242	73	1,132	36	5,374	109
There are 446 debt securities contributing to the total unrealized losses of $834 million as of December 31, 2022. Unrealized losses related to debt securities are primarily due to increases in interest rates that occurred since the debt securities were purchased. The Company continues to receive scheduled principal and interest payments on these debt securities.
(b)Equity Securities
The fair value of equity securities was $2.5 billion and $3.6 billion as of December 31, 2022 and December 25, 2021, respectively.
(c)Investment Income (Loss)
Net realized gain or loss on investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. The net realized gain or loss on investments excludes the net gain or loss on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately in the following table.
Following is a summary of investment income (loss) for 2022, 2021 and 2020:

	2022	2021	2020
	(Amounts are in millions)
Interest and dividend income	$256	197	199
Net realized (loss) gain on investments	(2)	33	397
	254	230	596
Fair value adjustment, due to net unrealized (loss) gain, on equity securities held at end of year	(1,516)	1,109	555
Net gain on sale of equity securities previously recognized through fair value adjustment	—	(9)	(176)
	$(1,262)	1,330	975

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(4)    Leases
(a)Lessee
Following is a summary of lease expense for 2022, 2021 and 2020:

	2022	2021	2020
	(Amounts are in millions)
Operating lease expense	$457	445	443
Finance lease expense:
Amortization of right-of-use assets	29	22	10
Interest on lease liabilities	15	11	5
Variable lease expense	181	166	159
Sublease rental income	(1)	(2)	(3)
	$681	642	614
Supplemental cash flow information related to leases for 2022, 2021 and 2020 was as follows:

	2022	2021	2020
	(Amounts are in millions)
Operating cash flows from rent paid for operating lease liabilities	$451	444	437
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	445	362	365
Finance leases	96	188	174

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

The weighted average remaining lease term and weighted average discount rate as of December 31, 2022 and December 25, 2021 are as follows:

	2022	2021
Weighted average remaining lease term:
Operating leases	12 years	12 years
Finance leases	18 years	19 years
Weighted average discount rate:
Operating leases	3.6%	3.3%
Finance leases	3.3%	3.1%
Maturities of lease liabilities as of December 31, 2022 are as follows:

Year	Operating Leases	Finance Leases
	(Amounts are in millions)
2023	$456	33
2024	419	33
2025	369	33
2026	328	33
2027	284	33
Thereafter	1,792	420
	3,648	585
Less: Imputed interest	(716)	(144)
	$2,932	441
As of December 31, 2022, the Company has lease agreements that have not yet commenced with fixed lease payments totaling $602 million. These leases will commence in future periods with terms ranging up to 20 years.

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
Following is a summary of total lease income for 2022, 2021 and 2020:

	2022	2021	2020
	(Amounts are in millions)
Lease income	$173	162	133
Variable lease income	49	44	39
	$222	206	172
In 2020, the Company offered two months of rent relief to tenants in Company owned shopping centers that were impacted by the coronavirus pandemic. The rent relief was recorded as a reduction of lease income and variable lease income.
Future fixed lease payments for all noncancelable operating leases as of December 31, 2022 are as follows:

Year
(Amounts are in millions)
2023	$180
2024	151
2025	118
2026	88
2027	57
Thereafter	203
$797

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
As of December 31, 2022, the carrying amounts of the assets and liabilities of the consolidated JVs were $136 million and $40 million, respectively. As of December 25, 2021, the carrying amounts of the assets and liabilities of the consolidated JVs were $194 million and $76 million, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2022, 2021 and 2020 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during 2022 or 2021. Maturities of JV loans range from June 2023 through April 2027 and have variable interest rates based on a London Interbank Offered Rate (LIBOR) index plus 200 to 210 basis points. Maturities of assumed shopping center loans range from February 2023 through January 2027 and have fixed interest rates ranging from 4.0% to 7.5%.
As of December 31, 2022, the aggregate annual maturities and scheduled payments of long-term debt are as follows:

Year
(Amounts are in millions)
2023	$36
2024	16
2025	—
2026	4
2027	23
$79

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(6)    Self-Insurance Reserves
Following is a reconciliation of the self-insurance reserves for 2022, 2021 and 2020:

	Balance at Beginning of Year	Additions Charged to Income	Deductions From Reserves	Balance at End of Year
	(Amounts are in millions)
2022
Self-insurance reserves:
Current	$191	526	507	210
Noncurrent	249	19	—	268
	$440	545	507	478
2021
Self-insurance reserves:
Current	$161	524	494	191
Noncurrent	236	13	—	249
	$397	537	494	440
2020
Self-insurance reserves:
Current	$149	396	384	161
Noncurrent	227	9	—	236
	$376	405	384	397

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(7)    Retirement Plans
The Company has a trusteed, noncontributory ESOP for the benefit of eligible employees. The Company recognizes an expense related to the Company’s discretionary contribution to the ESOP that is approved by the Board of Directors each year. ESOP contributions can be made in Company common stock or cash. Compensation expense recorded for contributions to this plan was $450 million, $427 million and $418 million for 2022, 2021 and 2020, respectively.
Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $629 million and $608 million as of December 31, 2022 and December 25, 2021, respectively. The cost of the shares held by the ESOP totaled $3.4 billion and $3.2 billion as of December 31, 2022 and December 25, 2021, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $4.0 billion and $3.8 billion as of December 31, 2022 and December 25, 2021, respectively. The fair value of the shares held by the ESOP totaled $10.2 billion and $10.9 billion as of December 31, 2022 and December 25, 2021, respectively.
The Company has a 401(k) Plan for the benefit of eligible employees. The 401(k) Plan is a voluntary defined contribution plan. Eligible employees may contribute up to 30% of their eligible annual compensation, subject to the maximum contribution limits established by federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2022, 2021 and 2020, the Board of Directors approved a match of 50% of eligible annual contributions up to 3% of eligible annual compensation, not to exceed a maximum match of $750 per employee. Compensation expense recorded for the Company’s match to the 401(k) Plan was $47 million, $44 million and $40 million for 2022, 2021 and 2020, respectively.
The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(8)    Income Taxes
Total income taxes for 2022, 2021 and 2020 were allocated as follows:

	2022	2021	2020
	(Amounts are in millions)
Earnings	$668	1,148	1,065
Other comprehensive (losses) earnings	(206)	(70)	40
	$462	1,078	1,105
The provision for income taxes consists of the following:

	Current	Deferred	Total
	(Amounts are in millions)
2022
Federal	$810	(175)	635
State	108	(75)	33
	$918	(250)	668
2021
Federal	$755	264	1,019
State	65	64	129
	$820	328	1,148
2020
Federal	$871	57	928
State	143	(6)	137
	$1,014	51	1,065
A reconciliation of the provision for income taxes at the federal statutory income tax rate of 21% to earnings before income taxes compared to the Company’s actual income tax expense is as follows:

	2022	2021	2020
	(Amounts are in millions)
Federal tax at statutory income tax rate	$753	1,168	1,058
State income taxes (net of federal tax benefit)	26	102	108
ESOP dividend	(58)	(51)	(47)
Other, net	(53)	(71)	(54)
	$668	1,148	1,065

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of deferred income taxes as of December 31, 2022 and December 25, 2021 are as follows:

	2022	2021
	(Amounts are in millions)
Deferred tax liabilities and (assets):
Property, plant and equipment	$857	764
Lease assets	812	817
Inventories	52	33
Lease liabilities	(858)	(854)
Self-insurance reserves	(96)	(91)
Investments	(75)	520
Retirement plan contributions	(48)	(48)
Postretirement benefit cost	(25)	(33)
Vendor rebates	(20)	(19)
Payroll tax deferral	—	(38)
Other	(24)	(20)
	$575	1,031
The Company expects the results of future operations and the reversal of deferred tax liabilities to generate sufficient taxable income to allow utilization of deferred tax assets; therefore, no valuation allowance has been recorded as of December 31, 2022 and December 25, 2021.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns as well as all open tax years in these jurisdictions. The periods subject to examination for the Company’s federal income tax returns are the 2018 through 2021 tax years. The periods subject to examination for the Company’s state income tax returns are the 2016 through 2021 tax years. The Company believes that the outcome of any examinations will not have a material effect on its financial condition, results of operations or cash flows.
The Company had no unrecognized tax benefits in 2022 and 2021. As a result, there will be no effect on the Company’s effective income tax rate in future periods due to the recognition of unrecognized tax benefits.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(9)    Accumulated Other Comprehensive Earnings (Losses)
A reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for 2022, 2021 and 2020 is as follows:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in millions)
Balances at December 28, 2019	$98	(17)	81
Unrealized gain on debt securities	139	—	139
Net realized gain on debt securities reclassified to investment income	(13)	—	(13)
Adjustment to postretirement benefit obligation	—	(6)	(6)
Net other comprehensive earnings (losses)	126	(6)	120
Balances at December 26, 2020	224	(23)	201
Unrealized loss on debt securities	(201)	—	(201)
Net realized gain on debt securities reclassified to investment income	(16)	—	(16)
Adjustment to postretirement benefit obligation	—	11	11
Net other comprehensive (losses) earnings	(217)	11	(206)
Balances at December 25, 2021	7	(12)	(5)
Unrealized loss on debt securities	(626)	—	(626)
Net realized loss on debt securities reclassified to investment income	1	—	1
Adjustment to postretirement benefit obligation	—	21	21
Net other comprehensive (losses) earnings	(625)	21	(604)
Balances at December 31, 2022	$(618)	9	(609)

(10)    Commitments and Contingencies
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
(11)    Subsequent Event
On January 2, 2023, the Company declared a quarterly dividend on its common stock of $0.09 per share or $299 million, payable February 1, 2023 to stockholders of record as of the close of business January 13, 2023.

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
Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment and these criteria, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2022.
Item 9B. Other Information
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning the executive officers of the Company is set forth on the following page. All other information regarding this item is incorporated by reference from the Proxy Statement of the Company (2023 Proxy Statement), which the Company intends to file no later than 120 days after its fiscal year end.
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
Item 11. Executive Compensation
Information regarding this item is incorporated by reference from the 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding this item is incorporated by reference from the 2023 Proxy Statement.
Item 13. Certain Relationships, Related Transactions and Director Independence
Information regarding this item is incorporated by reference from the 2023 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information regarding this item is incorporated by reference from the 2023 Proxy Statement.

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since
Executive Officers of the Company
David E. Bornmann	65	Senior Vice President of the Company.	1998
Laurie Z. Douglas	59	Senior Vice President and Chief Information Officer of the Company to January 2019, Senior Vice President, Chief Information Officer and Chief Digital Officer thereafter.	2006
John L. Goff, Jr.	49	Regional Director of Retail Operations of the Company to January 2019, Vice President to January 2022, Senior Vice President thereafter.	2019
Randall T. Jones, Sr.	60	Chief Executive Officer and President of the Company to January 2019, Chief Executive Officer thereafter.	2003
Merriann M. Metz	47	Assistant General Counsel and Assistant Secretary of the Company to June 2019, Vice President, General Counsel and Secretary to January 2022, Senior Vice President, General Counsel and Secretary thereafter.	2016
Kevin S. Murphy	52	Senior Vice President of the Company to January 2019, President thereafter.	2014
David P. Phillips	63	Executive Vice President, Chief Financial Officer and Treasurer of the Company and Trustee of the Committee of Trustees of the ESOP.	1990
Michael R. Smith	63	Senior Vice President of the Company.	2005
Officers of the Company
Monica A. Allman	49	Director of Stock Programs of the Company to March 2023, Vice President thereafter.	2023
Norman J. Badger	44	Regional Director of Retail Operations of the Company to May 2020, Vice President thereafter.	2020
Randolph L. Barber	60	Vice President of the Company.	2018
Robert J. Bechtel	59	Vice President of the Company.	2016
Adrian Bennett	53	Regional Director of Retail Operations of the Company to July 2021, Vice President thereafter.	2021
Marcy P. Benton	54	Vice President of the Company.	2017
Matthew I. Crawley	54	Regional Director of Retail Operations of the Company to January 2022, Vice President thereafter.	2022
Kyle C. Davis	60	Director of Warehousing of the Company to January 2022, Vice President thereafter.	2022
Christopher P. Haake	54	Business Development Director of the Company to January 2022, Vice President thereafter.	2022
Linda S. Hall	63	Vice President of the Company.	2002
Douglas A. Harris, Jr.	50	General Manager of Manufacturing Operations of the Company to March 2018, Director of Manufacturing Operations to May 2019, Vice President thereafter.	2019
Kris Jonczyk	53	Regional Director of Retail Operations of the Company to January 2020, Vice President thereafter.	2020
Erik J. Katenkamp	51	Vice President of the Company.	2013
L. Renee Kelly	61	Vice President of the Company.	2013
Michael E. Lester	57	Director of Warehousing of the Company to January 2019, Vice President thereafter.	2019
Robert J. McGarrity	61	Vice President of the Company.	2017
Christopher J. Mesa	53	Director of Tax of the Company to February 2018, Director of Tax and Treasury to January 2022, Vice President thereafter.	2022
Bridgid A. O'Connor	41	Director of Real Estate Strategy of the Company to April 2022, Vice President thereafter.	2022
Brad E. Oliver	49	Vice President of the Company.	2018
John F. Provenzano	49	Vice President of the Company.	2017

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since
Officers of the Company (Continued)
William W. Rayburn, IV	60	Vice President of the Company.	2017
Malinda G. Renfroe	43	Manager of Marketing Brand Management of the Company to April 2019, Director of Marketing Operations to March 2022, Vice President thereafter.	2022
Charles B. Roskovich, Jr.	61	Vice President of the Company.	2008
Dain Rusk	49	Group Vice President of Pharmacy Operations of Albertsons Companies to June 2018, Vice President of the Company thereafter.	2018
Marc H. Salm	62	Vice President of the Company.	2008
Marsha C. Singh	48	District Manager of Retail Operations of the Company to May 2018, Regional Director of Retail Operations to January 2023, Vice President thereafter.	2023
D. Douglas Stalbaum	43	Director of Finance of Rooms To Go to March 2019, Director of Business Analysis and Reporting of the Company to January 2022, Vice President thereafter.	2022
Steven B. Wellslager	56	Vice President of the Company.	2013

The terms of all officers expire in May 2023 or upon the election of their successors.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Consolidated Financial Statements and Schedules
The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report. All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and related notes.
(b)Exhibits

3.1	Composite Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 25, 2022.
3.2	Amended and Restated Bylaws are incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated November 14, 2012.
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

PUBLIX SUPER MARKETS, INC.

March 1, 2023	By:	/s/ Merriann M. Metz
Merriann M. Metz
Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jessica L. Blume	Director	March 1, 2023
Jessica L. Blume

/s/ William E. Crenshaw	Chairman of the Board and Director	March 1, 2023
William E. Crenshaw

/s/ Joseph DiBenedetto, Jr.	Director	March 1, 2023
Joseph DiBenedetto, Jr.

/s/ Mark R. Irby	Director	March 1, 2023
Mark R. Irby

/s/ Howard M. Jenkins	Director	March 1, 2023
Howard M. Jenkins

/s/ Jennifer A. Jenkins	Director	March 1, 2023
Jennifer A. Jenkins

/s/ Randall T. Jones, Sr.	Chief Executive Officer and Director	March 1, 2023
Randall T. Jones, Sr.	(Principal Executive Officer)

/s/ Stephen M. Knopik	Director	March 1, 2023
Stephen M. Knopik

/s/ David P. Phillips	Executive Vice President, Chief Financial Officer, Treasurer	March 1, 2023
David P. Phillips	and Director (Principal Financial and Accounting Officer)