Form 10-Q
period 2023-07-01
PUBLIX SUPER MARKETS INC
filed 2023-08-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
Yes                 No    X
The number of shares of the Registrant’s common stock outstanding as of July 14, 2023 was 3,324,000,000.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in millions, except par value)
(Unaudited)

	July 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,563	1,336
Short-term investments	1,087	566
Trade receivables	1,072	1,106
Inventories	2,346	2,341
Prepaid expenses	83	74
Total current assets	6,151	5,423
Long-term investments	11,464	10,992
Other noncurrent assets	566	561
Operating lease right-of-use assets	3,079	2,979
Property, plant and equipment	19,494	18,688
Accumulated depreciation	(7,978)	(7,596)
Net property, plant and equipment	11,516	11,092
	$32,776	31,047
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,807	2,812
Accrued expenses:
Contributions to retirement plans	458	687
Self-insurance reserves	220	210
Salaries and wages	371	205
Other	582	637
Current portion of long-term debt	8	36
Current portion of operating lease liabilities	360	359
Income taxes	130	226
Total current liabilities	4,936	5,172
Deferred income taxes	686	575
Self-insurance reserves	278	268
Long-term debt	52	43
Operating lease liabilities	2,619	2,573
Finance lease liabilities	464	423
Other noncurrent liabilities	130	141
Total liabilities	9,165	9,195
Common stock related to Employee Stock Ownership Plan (ESOP)	4,391	4,029
Stockholders’ equity:
Common stock of $1 par value. Authorized 4,000 shares; issued 3,347 shares in 2023 and 3,324 shares in 2022	3,347	3,324
Additional paid-in capital	2,004	1,687
Retained earnings	19,118	17,413
Treasury stock at cost, 22 shares in 2023	(319)	—
Accumulated other comprehensive losses	(576)	(609)
Common stock related to ESOP	(4,391)	(4,029)
Total stockholders’ equity	19,183	17,786
Noncontrolling interests	37	37
Total equity	23,611	21,852
	$32,776	31,047
See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	July 1, 2023	June 25, 2022
Revenues:
Sales	$14,086	12,937
Other operating income	103	98
Total revenues	14,189	13,035
Costs and expenses:
Cost of merchandise sold	10,380	9,477
Operating and administrative expenses	2,739	2,485
Total costs and expenses	13,119	11,962
Operating profit	1,070	1,073
Investment income (loss)	299	(303)
Other nonoperating income, net	32	22
Earnings before income tax expense	1,401	792
Income tax expense	304	164
Net earnings	$1,097	628
Weighted average shares outstanding	3,332	3,401
Earnings per share	$0.33	0.18

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in millions)
(Unaudited)

	Three Months Ended
	July 1, 2023	June 25, 2022
Net earnings	$1,097	628
Other comprehensive (losses) earnings:
Unrealized loss on debt securities net of income taxes of $(22.1) and $(59.6) in 2023 and 2022, respectively.	(65)	(175)
Adjustment to postretirement benefit obligation net of income taxes of $0.2 in 2022.	—	1
Comprehensive earnings	$1,032	454

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in millions, except per share amounts)
(Unaudited)

	Six Months Ended
	July 1, 2023	June 25, 2022
Revenues:
Sales	$28,418	26,178
Other operating income	209	193
Total revenues	28,627	26,371
Costs and expenses:
Cost of merchandise sold	20,908	19,044
Operating and administrative expenses	5,434	4,972
Total costs and expenses	26,342	24,016
Operating profit	2,285	2,355
Investment income (loss)	627	(826)
Other nonoperating income, net	58	48
Earnings before income tax expense	2,970	1,577
Income tax expense	632	331
Net earnings	$2,338	1,246
Weighted average shares outstanding	3,330	3,409
Earnings per share	$0.70	0.37

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in millions)
(Unaudited)

	Six Months Ended
	July 1, 2023	June 25, 2022
Net earnings	$2,338	1,246
Other comprehensive earnings (losses):
Unrealized gain (loss) on debt securities net of income taxes of $11.3 and $(187.3) in 2023 and 2022, respectively.	33	(550)
Reclassification adjustment for net realized gain on debt securities net of income taxes of $(0.3) in 2022.	—	(1)
Adjustment to postretirement benefit obligation net of income taxes of $0.2 in 2022.	—	1
Comprehensive earnings	$2,371	696

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in millions)
(Unaudited)

	Six Months Ended
	July 1, 2023	June 25, 2022
Cash flows from operating activities:
Cash received from customers	$28,577	26,343
Cash paid to employees and suppliers	(25,368)	(23,249)
Income taxes paid	(605)	(403)
Self-insured claims paid	(256)	(240)
Dividends and interest received	188	153
Other operating cash receipts	208	191
Other operating cash payments	(14)	(18)
Net cash provided by operating activities	2,730	2,777
Cash flows from investing activities:
Payment for capital expenditures	(884)	(788)
Proceeds from sale of property, plant and equipment	11	19
Payment for investments	(1,160)	(1,155)
Proceeds from sale and maturity of investments	620	689
Net cash used in investing activities	(1,413)	(1,235)
Cash flows from financing activities:
Payment for acquisition of common stock	(575)	(1,271)
Proceeds from sale of common stock	146	208
Dividends paid	(633)	(560)
Repayment of long-term debt	(28)	(21)
Other, net	—	(2)
Net cash used in financing activities	(1,090)	(1,646)
Net increase (decrease) in cash and cash equivalents	227	(104)
Cash and cash equivalents at beginning of period	1,336	1,132
Cash and cash equivalents at end of period	$1,563	1,028

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in millions)
(Unaudited)

	Six Months Ended
	July 1, 2023	June 25, 2022
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,338	1,246
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	447	408
Increase in last-in, first-out (LIFO) reserve	70	88
Retirement contributions paid or payable in common stock	238	225
Deferred income taxes	100	(211)
(Gain) loss on disposal and impairment of long-lived assets	(7)	2
(Gain) loss on investments	(455)	938
Net amortization of investments	29	42
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	34	72
Inventories	(75)	(85)
Other assets	13	(8)
Accounts payable and accrued expenses	85	(72)
Income taxes	(96)	131
Other liabilities	9	1
Total adjustments	392	1,531
Net cash provided by operating activities	$2,730	2,777

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts are in millions, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
2023
Balances at December 31, 2022	$3,324	1,687	17,413	—	(609)	(4,029)	17,786
Comprehensive earnings	—	—	1,241	—	98	—	1,339
Dividends, $0.09 per share	—	—	(299)	—	—	—	(299)
Contribution of 31 shares to retirement plan	22	309	—	119	—	—	450
Acquisition of 23 shares from stockholders	—	—	—	(317)	—	—	(317)
Sale of 8 shares to stockholders	1	8	—	99	—	—	108
Change for ESOP related shares	—	—	—	—	—	(635)	(635)
Balances at April 1, 2023	3,347	2,004	18,355	(99)	(511)	(4,664)	18,432
Comprehensive earnings	—	—	1,097	—	(65)	—	1,032
Dividends, $0.10 per share	—	—	(334)	—	—	—	(334)
Acquisition of 17 shares from stockholders	—	—	—	(258)	—	—	(258)
Sale of 2 shares to stockholders	—	—	—	38	—	—	38
Change for ESOP related shares	—	—	—	—	—	273	273
Balances at July 1, 2023	$3,347	2,004	19,118	(319)	(576)	(4,391)	19,183

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts are in millions, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
2022
Balances at December 25, 2021	$3,418	1,426	17,156	—	(5)	(3,825)	18,170
Comprehensive earnings	—	—	618	—	(376)	—	242
Dividends, $0.074 per share	—	—	(253)	—	—	—	(253)
Contribution of 31 shares to retirement plan	20	254	—	153	—	—	427
Acquisition of 40 shares from stockholders	—	—	—	(538)	—	—	(538)
Sale of 8 shares to stockholders	—	—	—	101	—	—	101
Change for ESOP related shares	—	—	—	—	—	(600)	(600)
Balances at March 26, 2022	3,438	1,680	17,521	(284)	(381)	(4,425)	17,549
Comprehensive earnings	—	—	628	—	(174)	—	454
Dividends, $0.09 per share	—	—	(307)	—	—	—	(307)
Acquisition of 49 shares from stockholders	—	—	—	(733)	—	—	(733)
Sale of 7 shares to stockholders	—	—	—	107	—	—	107
Change for ESOP related shares	—	—	—	—	—	173	173
Balances at June 25, 2022	$3,438	1,680	17,842	(910)	(555)	(4,252)	17,243

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three and six months ended July 1, 2023 are not necessarily indicative of the results for the entire 2023 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (Annual Report).
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
Following is a summary of fair value measurements for investments as of July 1, 2023 and December 31, 2022:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in millions)
July 1, 2023	$12,551	2,219	10,332	—
December 31, 2022	11,558	2,137	9,421	—

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)Investments
(a)Debt Securities
Following is a summary of debt securities as of July 1, 2023 and December 31, 2022:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in millions)
July 1, 2023
Taxable bonds	$10,501	4	783	9,722
Tax exempt bonds	30	—	—	30
Restricted investments	185	—	5	180
	$10,716	4	788	9,932
December 31, 2022
Taxable bonds	$9,705	6	830	8,881
Tax exempt bonds	37	—	—	37
Restricted investments	170	—	4	166
	$9,912	6	834	9,084
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.
Following is a summary of the cost and fair value of debt securities by expected maturity as of July 1, 2023 and December 31, 2022:

	July 1, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
	(Amounts are in millions)
Due in one year or less	$1,094	1,087	570	566
Due after one year through five years	8,909	8,191	8,355	7,661
Due after five years through ten years	653	594	985	855
Due after ten years	60	60	2	2
	$10,716	9,932	9,912	9,084

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had no debt securities with credit losses as of July 1, 2023 and December 31, 2022.
Following is a summary of debt securities with other unrealized losses by the time period impaired as of July 1, 2023 and December 31, 2022:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in millions)
July 1, 2023
Taxable bonds	$1,740	22	7,350	761	9,090	783
Restricted investments	158	3	22	2	180	5
	$1,898	25	7,372	763	9,270	788
December 31, 2022
Taxable bonds	$3,705	199	4,627	631	8,332	830
Restricted investments	151	2	15	2	166	4
	$3,856	201	4,642	633	8,498	834
There are 500 debt securities contributing to the total unrealized losses of $788 million as of July 1, 2023. Unrealized losses related to debt securities are primarily due to increases in interest rates that occurred since the debt securities were purchased. The Company continues to receive scheduled principal and interest payments on these debt securities.
(b)Equity Securities
Equity securities are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). The fair value of equity securities was $2.6 billion and $2.5 billion as of July 1, 2023 and December 31, 2022, respectively.
(c)Investment Income (Loss)
Net realized gain or loss on investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. The net realized gain or loss on investments excludes the net gain or loss on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately in the following table.
Following is a summary of investment income (loss) for the three and six months ended July 1, 2023 and June 25, 2022:

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
	(Amounts are in millions)
Interest and dividend income	$90	55	172	112
Net realized gain on investments	134	—	134	1
	224	55	306	113
Fair value adjustment, due to net unrealized gain (loss), on equity securities held at end of period	123	(358)	369	(939)
Net gain on sale of equity securities previously recognized through fair value adjustment	(48)	—	(48)	—
	$299	(303)	627	(826)

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)Consolidation of Joint Ventures and Long-Term Debt
From time to time, the Company enters into a joint venture (JV), in the legal form of a limited liability company, with real estate developers to partner in the development of a shopping center with the Company as the anchor tenant. The Company consolidates certain of these JVs in which it has a controlling financial interest. As of July 1, 2023, the carrying amounts of the assets and liabilities of the consolidated JVs were $135 million and $39 million, respectively. As of December 31, 2022, the carrying amounts of the assets and liabilities of the consolidated JVs were $136 million and $40 million, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2023 and 2022 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during the six months ended July 1, 2023 or June 25, 2022. Maturities of JV loans range from June 2026 through April 2027 and have variable interest rates based on a Secured Overnight Financing Rate (SOFR) index plus 200 to 210 basis points. Maturities of assumed shopping center loans range from April 2024 through January 2027 and have fixed interest rates ranging from 4.5% to 7.5%.
(5)Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $697 million and $629 million as of July 1, 2023 and December 31, 2022, respectively. The cost of the shares held by the ESOP totaled $3.7 billion and $3.4 billion as of July 1, 2023 and December 31, 2022, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $4.4 billion and $4.0 billion as of July 1, 2023 and December 31, 2022, respectively. The fair value of the shares held by the ESOP totaled $11.4 billion and $10.2 billion as of July 1, 2023 and December 31, 2022, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)Accumulated Other Comprehensive Earnings (Losses)
Following is a reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the three months ended July 1, 2023 and June 25, 2022:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in millions)
2023
Balances at April 1, 2023	$(520)	9	(511)
Unrealized loss on debt securities	(65)	—	(65)
Net other comprehensive losses	(65)	—	(65)
Balances at July 1, 2023	$(585)	9	(576)

2022
Balances at March 26, 2022	$(369)	(12)	(381)
Unrealized loss on debt securities	(175)	—	(175)
Adjustment to postretirement benefit obligation	—	1	1
Net other comprehensive (losses) earnings	(175)	1	(174)
Balances at June 25, 2022	$(544)	(11)	(555)

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the six months ended July 1, 2023 and June 25, 2022:

	Investments	Postretirement Benefits	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in millions)
2023
Balances at December 31, 2022	$(618)	9	(609)
Unrealized gain on debt securities	33	—	33
Net other comprehensive earnings	33	—	33
Balances at July 1, 2023	$(585)	9	(576)

2022
Balances at December 25, 2021	$7	(12)	(5)
Unrealized loss on debt securities	(550)	—	(550)
Net realized gain on debt securities reclassified to investment income	(1)	—	(1)
Adjustment to postretirement benefit obligation	—	1	1
Net other comprehensive (losses) earnings	(551)	1	(550)
Balances at June 25, 2022	$(544)	(11)	(555)

(7)Subsequent Event
On July 3, 2023, the Company declared a quarterly dividend on its common stock of $0.10 per share or $332 million, payable August 1, 2023 to stockholders of record as of the close of business July 14, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The objective of this section is to provide a summary of material information relevant to enhancing the stockholders’ understanding of the financial condition and results of operations of the Company. Following is an analysis of the financial condition and results of operations of the Company for the three and six months ended July 1, 2023 as compared with the three and six months ended June 25, 2022. This information should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes and the Annual Report.
Overview
The Company is engaged in the retail food industry and as of July 1, 2023 operated 1,346 supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. The Company plans to expand its retail operations into Kentucky in 2023. The Company has no other significant lines of business or industry segments. For the six months ended July 1, 2023, 25 supermarkets were opened (including six replacement supermarkets) and 58 supermarkets were remodeled. One supermarket was closed during the period. The replacement supermarkets that opened during the six months ended July 1, 2023 replaced six supermarkets closed in a previous period. The supermarket closed in 2023 will be replaced on site in a subsequent period. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Results of Operations
Sales
Sales for the three months ended July 1, 2023 were $14.1 billion as compared with $12.9 billion for the three months ended June 25, 2022, an increase of $1.1 billion or 8.9%. The increase in sales for the three months ended July 1, 2023 as compared with the three months ended June 25, 2022 was primarily due to new supermarket sales and a 6.2% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Comparable store sales for the three months ended July 1, 2023 increased primarily due to the impact of inflation on product costs. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 12 to 15 months.
Sales for the six months ended July 1, 2023 were $28.4 billion as compared with $26.2 billion for the six months ended June 25, 2022, an increase of $2.2 billion or 8.6%. The increase in sales for the six months ended July 1, 2023 as compared with the six months ended June 25, 2022 was primarily due to new supermarket sales and a 6.3% increase in comparable store sales. Comparable store sales for the six months ended July 1, 2023 increased primarily due to the impact of inflation on product costs.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 26.3% and 26.7% for the three months ended July 1, 2023 and June 25, 2022, respectively. Gross profit as a percentage of sales was 26.4% and 27.3% for the six months ended July 1, 2023 and June 25, 2022, respectively. The decrease in gross profit as a percentage of sales for the three and six months ended July 1, 2023 as compared with the three and six months ended June 25, 2022 was primarily due to the impact of inflation on product costs which was not passed on to customers and increased shrink.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 19.4% and 19.2% for the three months ended July 1, 2023 and June 25, 2022, respectively. The increase in operating and administrative expenses as a percentage of sales for the three months ended July 1, 2023 as compared with the three months ended June 25, 2022 was primarily due to increases in payroll costs as a percentage of sales and facility costs as a percentage of sales. Operating and administrative expenses as a percentage of sales were 19.1% and 19.0% for the six months ended July 1, 2023 and June 25, 2022, respectively. Operating and administrative expenses as a percentage of sales for the six months ended July 1, 2023 as compared with the six months ended June 25, 2022 remained relatively unchanged.
Operating profit
Operating profit as a percentage of sales was 7.6% and 8.3% for the three months ended July 1, 2023 and June 25, 2022, respectively. The decrease in operating profit as a percentage of sales for the three months ended July 1, 2023 as compared with the three months ended June 25, 2022 was due to the decrease in gross profit as a percentage of sales and the increase in operating and administrative expenses as a percentage of sales. Operating profit as a percentage of sales was 8.0% and 9.0% for the six months ended July 1, 2023 and June 25, 2022, respectively. The decrease in operating profit as a percentage of sales for the six months ended July 1, 2023 as compared with the six months ended June 25, 2022 was primarily due to the decrease in gross profit as a percentage of sales.

Investment income (loss)
Investment income for the three months ended July 1, 2023 was $299 million as compared with an investment loss for the three months ended June 25, 2022 of $303 million. Excluding the impact of net unrealized gains on equity securities in 2023 and net unrealized losses on equity securities in 2022, investment income would have been $224 million and $55 million for the three months ended July 1, 2023 and June 25, 2022, respectively. Excluding the impact of net unrealized gains on equity securities in 2023 and net unrealized losses on equity securities in 2022, the increase in investment income for the three months ended July 1, 2023 as compared with the three months ended June 25, 2022 was primarily due to the increase in net realized gains on investments.
Investment income for the six months ended July 1, 2023 was $627 million as compared with an investment loss for the six months ended June 25, 2022 of $826 million. Excluding the impact of net unrealized gains on equity securities in 2023 and net unrealized losses on equity securities in 2022, investment income would have been $306 million and $113 million for the six months ended July 1, 2023 and June 25, 2022, respectively. Excluding the impact of net unrealized gains on equity securities in 2023 and net unrealized losses on equity securities in 2022, the increase in investment income for the six months ended July 1, 2023 as compared with the six months ended June 25, 2022 was primarily due to the increase in net realized gains on investments.
Income tax expense
The effective income tax rate was 21.7% and 20.7% for the three months ended July 1, 2023 and June 25, 2022, respectively. The effective income tax rate was 21.3% and 21.0% for the six months ended July 1, 2023 and June 25, 2022, respectively. The increase in the effective income tax rate for the three and six months ended July 1, 2023 as compared with the three and six months ended June 25, 2022 was primarily due to the decreased impact of permanent deductions and credits relative to earnings before income tax expense.
Net earnings
Net earnings were $1.1 billion or $0.33 per share and $628 million or $0.18 per share for the three months ended July 1, 2023 and June 25, 2022, respectively. Net earnings as a percentage of sales were 7.8% and 4.9% for the three months ended July 1, 2023 and June 25, 2022, respectively. Excluding the impact of net unrealized gains on equity securities in 2023 and net unrealized losses on equity securities in 2022, net earnings would have been $1.0 billion or $0.31 per share and 7.4% as a percentage of sales for the three months ended July 1, 2023 and $896 million or $0.26 per share and 6.9% as a percentage of sales for the three months ended June 25, 2022. Excluding the impact of net unrealized gains on equity securities in 2023 and net unrealized losses on equity securities in 2022, the increase in net earnings as a percentage of sales for the three months ended July 1, 2023 as compared with the three months ended June 25, 2022 was primarily due to the increase in net realized gains on investments, partially offset by the decrease in operating profit as a percentage of sales.
Net earnings were $2.3 billion or $0.70 per share and $1.2 billion or $0.37 per share for the six months ended July 1, 2023 and June 25, 2022, respectively. Net earnings as a percentage of sales were 8.2% and 4.8% for the six months ended July 1, 2023 and June 25, 2022, respectively. Excluding the impact of net unrealized gains on equity securities in 2023 and net unrealized losses on equity securities in 2022, net earnings would have been $2.1 billion or $0.63 per share and 7.4% as a percentage of sales for the six months ended July 1, 2023 and $1.9 billion or $0.57 per share and 7.4% as a percentage of sales for the six months ended June 25, 2022. Excluding the impact of net unrealized gains on equity securities in 2023 and net unrealized losses on equity securities in 2022, net earnings as a percentage of sales for the six months ended July 1, 2023 as compared with the six months ended June 25, 2022 remained relatively unchanged primarily due to the decrease in operating profit as a percentage of sales, offset by the increase in net realized gains on investments.

Non-GAAP Financial Measures
In addition to reporting financial results for the three and six months ended July 1, 2023 and June 25, 2022 in accordance with GAAP, the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations. Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for the three and six months ended July 1, 2023 and June 25, 2022:

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
	(Amounts are in millions, except per share amounts)
Net earnings	$1,097	628	2,338	1,246
Fair value adjustment, due to net unrealized (gain) loss, on equity securities held at end of period	(123)	358	(369)	939
Net gain on sale of equity securities previously recognized through fair value adjustment	48	—	48	—
Income tax expense (benefit) (1)	20	(90)	82	(238)
Net earnings excluding impact of fair value adjustment	$1,042	896	2,099	1,947
Weighted average shares outstanding	3,332	3,401	3,330	3,409
Earnings per share excluding impact of fair value adjustment	$0.31	0.26	0.63	0.57
(1)Income tax expense (benefit) is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $14.1 billion as of July 1, 2023, as compared with $12.9 billion as of December 31, 2022 and $13.4 billion as of June 25, 2022. The increase from the second quarter of 2022 to the second quarter of 2023 was primarily due to the increase in the fair value of investments.
Net cash provided by operating activities
Net cash provided by operating activities was $2.7 billion and $2.8 billion for the six months ended July 1, 2023 and June 25, 2022, respectively. The decrease in net cash provided by operating activities for the six months ended July 1, 2023 as compared with the six months ended June 25, 2022 was primarily due to 2022 income tax payments deferred to 2023 due to Hurricane Ian, partially offset by the timing of payments for merchandise.
Net cash used in investing activities
Net cash used in investing activities was $1.4 billion and $1.2 billion for the six months ended July 1, 2023 and June 25, 2022, respectively. The primary use of net cash in investing activities for the six months ended July 1, 2023 was funding capital expenditures and net increases in investments. Capital expenditures for the six months ended July 1, 2023 totaled $884 million. These expenditures were incurred in connection with the opening of 25 supermarkets (including six replacement supermarkets) and the remodeling of 58 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. For the six months ended July 1, 2023, the payment for investments, net of the proceeds from the sale and maturity of investments, was $540 million.
Net cash used in financing activities
Net cash used in financing activities was $1.1 billion and $1.6 billion for the six months ended July 1, 2023 and June 25, 2022, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $429 million and $1.1 billion for the six months ended July 1, 2023 and June 25, 2022, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $633 million or $0.19 per share and $560 million or $0.164 per share during the six months ended July 1, 2023 and June 25, 2022, respectively.
Capital expenditures projection
Capital expenditures for the remainder of 2023 are expected to be approximately $1.4 billion, primarily related to new supermarkets, remodeling existing supermarkets, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
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
Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
Following are the shares of common stock repurchased by the Company during the three months ended July 1, 2023 (amounts are in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 2, 2023 through May 6, 2023	7	$14.81	N/A	N/A
May 7, 2023 through June 3, 2023	6	14.97	N/A	N/A
June 4, 2023 through July 1, 2023	4	14.97	N/A	N/A
Total	17	$14.90	N/A	N/A
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
The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended July 1, 2023 required to be disclosed in the last two columns of the table.
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

PUBLIX SUPER MARKETS, INC.

Date:	August 1, 2023	/s/ Merriann M. Metz
Merriann M. Metz, Secretary

Date:	August 1, 2023	/s/ David P. Phillips
David P. Phillips, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)