Form 10-Q
period 2023-09-30
PUBLIX SUPER MARKETS INC
filed 2023-11-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes                 No    X
The number of shares of the Registrant’s common stock outstanding as of October 13, 2023 was 3,307,000,000.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in millions, except par value)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,089	1,336
Short-term investments	1,771	566
Trade receivables	1,074	1,106
Inventories	2,424	2,341
Prepaid expenses	86	74
Total current assets	6,444	5,423
Long-term investments	11,459	10,992
Other noncurrent assets	623	561
Operating lease right-of-use assets	3,093	2,979
Property, plant and equipment	19,876	18,688
Accumulated depreciation	(8,141)	(7,596)
Net property, plant and equipment	11,735	11,092
	$33,354	31,047
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,763	2,812
Accrued expenses:
Contributions to retirement plans	592	687
Self-insurance reserves	225	210
Salaries and wages	438	205
Other	663	637
Current portion of long-term debt	18	36
Current portion of operating lease liabilities	360	359
Income taxes	292	226
Total current liabilities	5,351	5,172
Deferred income taxes	629	575
Self-insurance reserves	289	268
Long-term debt	42	43
Operating lease liabilities	2,613	2,573
Finance lease liabilities	482	423
Other noncurrent liabilities	127	141
Total liabilities	9,533	9,195
Common stock related to Employee Stock Ownership Plan (ESOP)	4,288	4,029
Stockholders’ equity:
Common stock of $1 par value. Authorized 4,000 shares; issued 3,347 shares in 2023 and 3,324 shares in 2022	3,347	3,324
Additional paid-in capital	2,005	1,687
Retained earnings	19,619	17,413
Treasury stock at cost, 39 shares in 2023	(574)	—
Accumulated other comprehensive losses	(613)	(609)
Common stock related to ESOP	(4,288)	(4,029)
Total stockholders’ equity	19,496	17,786
Noncontrolling interests	37	37
Total equity	23,821	21,852
	$33,354	31,047
See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30, 2023	September 24, 2022
Revenues:
Sales	$13,952	13,011
Other operating income	110	96
Total revenues	14,062	13,107
Costs and expenses:
Cost of merchandise sold	10,282	9,637
Operating and administrative expenses	2,724	2,535
Total costs and expenses	13,006	12,172
Operating profit	1,056	935
Investment loss	(43)	(498)
Other nonoperating income, net	24	21
Earnings before income tax expense	1,037	458
Income tax expense	204	64
Net earnings	$833	394
Weighted average shares outstanding	3,320	3,366
Earnings per share	$0.25	0.12

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in millions)
(Unaudited)

	Three Months Ended
	September 30, 2023	September 24, 2022
Net earnings	$833	394
Other comprehensive (losses) earnings:
Unrealized loss on debt securities net of income taxes of $(12.5) and $(40.6) in 2023 and 2022, respectively.	(37)	(119)
Reclassification adjustment for net realized loss on debt securities net of income taxes of $0.6 in 2022.	—	2
Comprehensive earnings	$796	277

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in millions, except per share amounts)
(Unaudited)

	Nine Months Ended
	September 30, 2023	September 24, 2022
Revenues:
Sales	$42,370	39,189
Other operating income	319	289
Total revenues	42,689	39,478
Costs and expenses:
Cost of merchandise sold	31,190	28,681
Operating and administrative expenses	8,158	7,507
Total costs and expenses	39,348	36,188
Operating profit	3,341	3,290
Investment income (loss)	584	(1,324)
Other nonoperating income, net	82	69
Earnings before income tax expense	4,007	2,035
Income tax expense	836	395
Net earnings	$3,171	1,640
Weighted average shares outstanding	3,327	3,394
Earnings per share	$0.95	0.48

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2023	September 24, 2022
Net earnings	$3,171	1,640
Other comprehensive (losses) earnings:
Unrealized loss on debt securities net of income taxes of $(1.2) and $(227.9) in 2023 and 2022, respectively.	(4)	(669)
Reclassification adjustment for net realized loss on debt securities net of income taxes of $0.3 in 2022.	—	1
Adjustment to postretirement benefit obligation net of income taxes of $0.2 in 2022.	—	1
Comprehensive earnings	$3,167	973

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2023	September 24, 2022
Cash flows from operating activities:
Cash received from customers	$42,598	39,280
Cash paid to employees and suppliers	(37,909)	(34,824)
Income taxes paid	(622)	(496)
Self-insured claims paid	(395)	(366)
Dividends and interest received	291	233
Other operating cash receipts	317	287
Other operating cash payments	(23)	(27)
Net cash provided by operating activities	4,257	4,087
Cash flows from investing activities:
Payment for capital expenditures	(1,325)	(1,286)
Proceeds from sale of property, plant and equipment	13	20
Payment for investments	(2,372)	(1,294)
Proceeds from sale and maturity of investments	861	1,164
Net cash used in investing activities	(2,823)	(1,396)
Cash flows from financing activities:
Payment for acquisition of common stock	(895)	(1,646)
Proceeds from sale of common stock	212	315
Dividends paid	(965)	(864)
Repayment of long-term debt	(34)	(28)
Other, net	1	(1)
Net cash used in financing activities	(1,681)	(2,224)
Net (decrease) increase in cash and cash equivalents	(247)	467
Cash and cash equivalents at beginning of period	1,336	1,132
Cash and cash equivalents at end of period	$1,089	1,599

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2023	September 24, 2022
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$3,171	1,640
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	676	619
Increase in last-in, first-out (LIFO) reserve	85	132
Retirement contributions paid or payable in common stock	362	342
Deferred income taxes	55	(279)
(Gain) loss on disposal and impairment of long-lived assets	(5)	5
(Gain) loss on investments	(311)	1,497
Net amortization of investments	39	61
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	32	(63)
Inventories	(168)	(257)
Other assets	78	45
Accounts payable and accrued expenses	162	218
Income taxes	66	122
Other liabilities	15	5
Total adjustments	1,086	2,447
Net cash provided by operating activities	$4,257	4,087

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts are in millions, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
2023
Balances at December 31, 2022	$3,324	1,687	17,413	—	(609)	(4,029)	17,786
Comprehensive earnings	—	—	1,241	—	98	—	1,339
Dividends, $0.09 per share	—	—	(299)	—	—	—	(299)
Contribution of 31 shares to retirement plan	22	309	—	119	—	—	450
Acquisition of 23 shares from stockholders	—	—	—	(317)	—	—	(317)
Sale of 8 shares to stockholders	1	8	—	99	—	—	108
Change for ESOP related shares	—	—	—	—	—	(635)	(635)
Balances at April 1, 2023	3,347	2,004	18,355	(99)	(511)	(4,664)	18,432
Comprehensive earnings	—	—	1,097	—	(65)	—	1,032
Dividends, $0.10 per share	—	—	(334)	—	—	—	(334)
Acquisition of 17 shares from stockholders	—	—	—	(258)	—	—	(258)
Sale of 2 shares to stockholders	—	—	—	38	—	—	38
Change for ESOP related shares	—	—	—	—	—	273	273
Balances at July 1, 2023	3,347	2,004	19,118	(319)	(576)	(4,391)	19,183
Comprehensive earnings	—	—	833	—	(37)	—	796
Dividends, $0.10 per share	—	—	(332)	—	—	—	(332)
Acquisition of 22 shares from stockholders	—	—	—	(320)	—	—	(320)
Sale of 5 shares to stockholders	—	1	—	65	—	—	66
Change for ESOP related shares	—	—	—	—	—	103	103
Balances at September 30, 2023	$3,347	2,005	19,619	(574)	(613)	(4,288)	19,496

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts are in millions, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
2022
Balances at December 25, 2021	$3,418	1,426	17,156	—	(5)	(3,825)	18,170
Comprehensive earnings	—	—	618	—	(376)	—	242
Dividends, $0.074 per share	—	—	(253)	—	—	—	(253)
Contribution of 31 shares to retirement plan	20	254	—	153	—	—	427
Acquisition of 40 shares from stockholders	—	—	—	(538)	—	—	(538)
Sale of 8 shares to stockholders	—	—	—	101	—	—	101
Change for ESOP related shares	—	—	—	—	—	(600)	(600)
Balances at March 26, 2022	3,438	1,680	17,521	(284)	(381)	(4,425)	17,549
Comprehensive earnings	—	—	628	—	(174)	—	454
Dividends, $0.09 per share	—	—	(307)	—	—	—	(307)
Acquisition of 49 shares from stockholders	—	—	—	(733)	—	—	(733)
Sale of 7 shares to stockholders	—	—	—	107	—	—	107
Change for ESOP related shares	—	—	—	—	—	173	173
Balances at June 25, 2022	3,438	1,680	17,842	(910)	(555)	(4,252)	17,243
Comprehensive earnings	—	—	394	—	(117)	—	277
Dividends, $0.09 per share	—	—	(304)	—	—	—	(304)
Acquisition of 27 shares from stockholders	—	—	—	(375)	—	—	(375)
Sale of 8 shares to stockholders	—	—	—	107	—	—	107
Change for ESOP related shares	—	—	—	—	—	117	117
Balances at September 24, 2022	$3,438	1,680	17,932	(1,178)	(672)	(4,135)	17,065

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the entire 2023 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (Annual Report).
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
The fair value of investments is based on market prices using the following measurement categories:
Level 1 – Fair value is determined by using quoted prices in active markets for identical investments. Investments included in this category are equity securities (primarily exchange traded funds).
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
Following is a summary of fair value measurements for investments as of September 30, 2023 and December 31, 2022:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in millions)
September 30, 2023	$13,230	2,483	10,747	—
December 31, 2022	11,558	2,137	9,421	—

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)Investments
(a)Debt Securities
Following is a summary of debt securities as of September 30, 2023 and December 31, 2022:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in millions)
September 30, 2023
Taxable bonds	$11,373	1	829	10,545
Tax exempt bonds	20	—	—	20
Restricted investments	187	—	5	182
	$11,580	1	834	10,747
December 31, 2022
Taxable bonds	$9,705	6	830	8,881
Tax exempt bonds	37	—	—	37
Restricted investments	170	—	4	166
	$9,912	6	834	9,084
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.
Following is a summary of the cost and fair value of debt securities by expected maturity as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
	(Amounts are in millions)
Due in one year or less	$1,783	1,771	570	566
Due after one year through five years	9,239	8,466	8,355	7,661
Due after five years through ten years	542	495	985	855
Due after ten years	16	15	2	2
	$11,580	10,747	9,912	9,084

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had no debt securities with credit losses as of September 30, 2023 and December 31, 2022.
Following is a summary of debt securities with other unrealized losses by the time period impaired as of September 30, 2023 and December 31, 2022:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in millions)
September 30, 2023
Taxable bonds	$2,442	29	7,648	800	10,090	829
Restricted investments	62	2	120	3	182	5
	$2,504	31	7,768	803	10,272	834
December 31, 2022
Taxable bonds	$3,705	199	4,627	631	8,332	830
Restricted investments	151	2	15	2	166	4
	$3,856	201	4,642	633	8,498	834
There are 546 debt securities contributing to the total unrealized losses of $834 million as of September 30, 2023. Unrealized losses related to debt securities are primarily due to increases in interest rates that occurred since the debt securities were purchased. The Company continues to receive scheduled principal and interest payments on these debt securities.
(b)Equity Securities
Equity securities are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). The fair value of equity securities was $2.5 billion as of September 30, 2023 and December 31, 2022.
(c)Investment Income (Loss)
Net realized gain or loss on investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. The net realized gain or loss on investments excludes the net gain or loss on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately in the following table.
Following is a summary of investment income (loss) for the three and nine months ended September 30, 2023 and September 24, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(Amounts are in millions)
Interest and dividend income	$101	61	273	173
Net realized (loss) gain on investments	—	(3)	134	(2)
	101	58	407	171
Fair value adjustment, due to net unrealized (loss) gain, on equity securities held at end of period	(144)	(556)	225	(1,495)
Net gain on sale of equity securities previously recognized through fair value adjustment	—	—	(48)	—
	$(43)	(498)	584	(1,324)

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)Consolidation of Joint Ventures and Long-Term Debt
From time to time, the Company enters into a joint venture (JV), in the legal form of a limited liability company, with real estate developers to partner in the development of a shopping center with the Company as the anchor tenant. The Company consolidates certain of these JVs in which it has a controlling financial interest. As of September 30, 2023, the carrying amounts of the assets and liabilities of the consolidated JVs were $146 million and $40 million, respectively. As of December 31, 2022, the carrying amounts of the assets and liabilities of the consolidated JVs were $136 million and $40 million, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2023 and 2022 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during the nine months ended September 30, 2023 or September 24, 2022. Maturities of JV loans range from June 2026 through April 2027 and have variable interest rates based on a Secured Overnight Financing Rate (SOFR) index plus 200 to 210 basis points. Maturities of assumed shopping center loans range from April 2024 through January 2027 and have fixed interest rates ranging from 4.5% to 7.5%.
(5)Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $637 million and $629 million as of September 30, 2023 and December 31, 2022, respectively. The cost of the shares held by the ESOP totaled $3.7 billion and $3.4 billion as of September 30, 2023 and December 31, 2022, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $4.3 billion and $4.0 billion as of September 30, 2023 and December 31, 2022, respectively. The fair value of the shares held by the ESOP totaled $11.1 billion and $10.2 billion as of September 30, 2023 and December 31, 2022, respectively.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)Accumulated Other Comprehensive Earnings (Losses)
Following is a reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the three months ended September 30, 2023 and September 24, 2022:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in millions)
2023
Balances at July 1, 2023	$(585)	9	(576)
Unrealized loss on debt securities	(37)	—	(37)
Net other comprehensive losses	(37)	—	(37)
Balances at September 30, 2023	$(622)	9	(613)

2022
Balances at June 25, 2022	$(544)	(11)	(555)
Unrealized loss on debt securities	(119)	—	(119)
Net realized loss on debt securities reclassified to investment income	2	—	2
Net other comprehensive losses	(117)	—	(117)
Balances at September 24, 2022	$(661)	(11)	(672)

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the nine months ended September 30, 2023 and September 24, 2022:

	Investments	Postretirement Benefits	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in millions)
2023
Balances at December 31, 2022	$(618)	9	(609)
Unrealized loss on debt securities	(4)	—	(4)
Net other comprehensive losses	(4)	—	(4)
Balances at September 30, 2023	$(622)	9	(613)

2022
Balances at December 25, 2021	$7	(12)	(5)
Unrealized loss on debt securities	(669)	—	(669)
Net realized loss on debt securities reclassified to investment income	1	—	1
Adjustment to postretirement benefit obligation	—	1	1
Net other comprehensive (losses) earnings	(668)	1	(667)
Balances at September 24, 2022	$(661)	(11)	(672)

(7)Subsequent Event
On October 2, 2023, the Company declared a quarterly dividend on its common stock of $0.10 per share or $331 million, payable November 1, 2023 to stockholders of record as of the close of business October 13, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The objective of this section is to provide a summary of material information relevant to enhancing the stockholders’ understanding of the financial condition and results of operations of the Company. Following is an analysis of the financial condition and results of operations of the Company for the three and nine months ended September 30, 2023 as compared with the three and nine months ended September 24, 2022. This information should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes and the Annual Report.
Overview
The Company is engaged in the retail food industry and as of September 30, 2023 operated 1,351 supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. The Company plans to expand its retail operations into Kentucky in early 2024. The Company has no other significant lines of business or industry segments. For the nine months ended September 30, 2023, 33 supermarkets were opened (including nine replacement supermarkets) and 79 supermarkets were remodeled. Four supermarkets were closed during the period. The replacement supermarkets that opened during the nine months ended September 30, 2023 replaced nine supermarkets closed in a previous period. The four supermarkets closed in 2023 will be replaced on site in a subsequent period. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Results of Operations
Sales
Sales for the three months ended September 30, 2023 were $14.0 billion as compared with $13.0 billion for the three months ended September 24, 2022, an increase of $0.9 billion or 7.2%. The increase in sales for the three months ended September 30, 2023 as compared with the three months ended September 24, 2022 was primarily due to new supermarket sales and a 4.3% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Comparable store sales for the three months ended September 30, 2023 increased primarily due to the impact of inflation on product costs. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 12 to 15 months.
Sales for the nine months ended September 30, 2023 were $42.4 billion as compared with $39.2 billion for the nine months ended September 24, 2022, an increase of $3.2 billion or 8.1%. The increase in sales for the nine months ended September 30, 2023 as compared with the nine months ended September 24, 2022 was primarily due to new supermarket sales and a 5.6% increase in comparable store sales. Comparable store sales for the nine months ended September 30, 2023 increased primarily due to the impact of inflation on product costs.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 26.3% and 25.9% for the three months ended September 30, 2023 and September 24, 2022, respectively. The increase in gross profit as a percentage of sales for the three months ended September 30, 2023 as compared with the three months ended September 24, 2022 was primarily due to the decrease in distribution costs. Gross profit as a percentage of sales was 26.4% and 26.8% for the nine months ended September 30, 2023 and September 24, 2022, respectively. The decrease in gross profit as a percentage of sales for the nine months ended September 30, 2023 as compared with the nine months ended September 24, 2022 was primarily due to the impact of inflation on product costs which was not passed on to customers and increased shrink, partially offset by the decrease in distribution costs.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 19.5% for the three months ended September 30, 2023 and September 24, 2022. Operating and administrative expenses as a percentage of sales were 19.3% and 19.2% for the nine months ended September 30, 2023 and September 24, 2022, respectively. Operating and administrative expenses as a percentage of sales for the three and nine months ended September 30, 2023 as compared with the three and nine months ended September 24, 2022 remained relatively unchanged.

Operating profit
Operating profit as a percentage of sales was 7.6% and 7.2% for the three months ended September 30, 2023 and September 24, 2022, respectively. The increase in operating profit as a percentage of sales for the three months ended September 30, 2023 as compared with the three months ended September 24, 2022 was primarily due to the increase in gross profit as a percentage of sales. Operating profit as a percentage of sales was 7.9% and 8.4% for the nine months ended September 30, 2023 and September 24, 2022, respectively. The decrease in operating profit as a percentage of sales for the nine months ended September 30, 2023 as compared with the nine months ended September 24, 2022 was primarily due to the decrease in gross profit as a percentage of sales.
Investment income (loss)
Investment loss for the three months ended September 30, 2023 and September 24, 2022 was $43 million and $498 million, respectively. Excluding the impact of net unrealized losses on equity securities in 2023 and 2022, investment income would have been $101 million and $58 million for the three months ended September 30, 2023 and September 24, 2022, respectively. Excluding the impact of net unrealized losses on equity securities in 2023 and 2022, the increase in investment income for the three months ended September 30, 2023 as compared with the three months ended September 24, 2022 was primarily due to the increase in interest and dividend income.
Investment income for the nine months ended September 30, 2023 was $584 million as compared with an investment loss for the nine months ended September 24, 2022 of $1.3 billion. Excluding the impact of net unrealized gains on equity securities in 2023 and net unrealized losses on equity securities in 2022, investment income would have been $407 million and $171 million for the nine months ended September 30, 2023 and September 24, 2022, respectively. Excluding the impact of net unrealized gains on equity securities in 2023 and net unrealized losses on equity securities in 2022, the increase in investment income for the nine months ended September 30, 2023 as compared with the nine months ended September 24, 2022 was due to increases in net realized gains on investments and interest and dividend income.
Income tax expense
The effective income tax rate was 19.7% and 13.9% for the three months ended September 30, 2023 and September 24, 2022, respectively. The effective income tax rate was 20.9% and 19.4% for the nine months ended September 30, 2023 and September 24, 2022, respectively. The increase in the effective income tax rate for the three and nine months ended September 30, 2023 as compared with the three and nine months ended September 24, 2022 was primarily due to the decreased impact of permanent deductions and credits relative to earnings before income tax expense.
Net earnings
Net earnings were $833 million or $0.25 per share and $394 million or $0.12 per share for the three months ended September 30, 2023 and September 24, 2022, respectively. Net earnings as a percentage of sales were 6.0% and 3.0% for the three months ended September 30, 2023 and September 24, 2022, respectively. Excluding the impact of net unrealized losses on equity securities in 2023 and 2022, net earnings would have been $940 million or $0.28 per share and 6.7% as a percentage of sales for the three months ended September 30, 2023 and $809 million or $0.24 per share and 6.2% as a percentage of sales for the three months ended September 24, 2022. Excluding the impact of net unrealized losses on equity securities in 2023 and 2022, the increase in net earnings as a percentage of sales for the three months ended September 30, 2023 as compared with the three months ended September 24, 2022 was primarily due to increases in operating profit as a percentage of sales and interest and dividend income.
Net earnings were $3.2 billion or $0.95 per share and $1.6 billion or $0.48 per share for the nine months ended September 30, 2023 and September 24, 2022, respectively. Net earnings as a percentage of sales were 7.5% and 4.2% for the nine months ended September 30, 2023 and September 24, 2022, respectively. Excluding the impact of net unrealized gains on equity securities in 2023 and net unrealized losses on equity securities in 2022, net earnings would have been $3.0 billion or $0.91 per share and 7.2% as a percentage of sales for the nine months ended September 30, 2023 and $2.8 billion or $0.81 per share and 7.0% as a percentage of sales for the nine months ended September 24, 2022. Excluding the impact of net unrealized gains on equity securities in 2023 and net unrealized losses on equity securities in 2022, the increase in net earnings as a percentage of sales for the nine months ended September 30, 2023 as compared with the nine months ended September 24, 2022 was primarily due to increases in net realized gains on investments and interest and dividend income, partially offset by the decrease in operating profit as a percentage of sales.

Non-GAAP Financial Measures
In addition to reporting financial results for the three and nine months ended September 30, 2023 and September 24, 2022 in accordance with GAAP, the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations. Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for the three and nine months ended September 30, 2023 and September 24, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(Amounts are in millions, except per share amounts)
Net earnings	$833	394	3,171	1,640
Fair value adjustment, due to net unrealized loss (gain), on equity securities held at end of period	144	556	(225)	1,495
Net gain on sale of equity securities previously recognized through fair value adjustment	—	—	48	—
Income tax (benefit) expense (1)	(37)	(141)	45	(379)
Net earnings excluding impact of fair value adjustment	$940	809	3,039	2,756
Weighted average shares outstanding	3,320	3,366	3,327	3,394
Earnings per share excluding impact of fair value adjustment	$0.28	0.24	0.91	0.81
(1)Income tax (benefit) expense is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $14.3 billion as of September 30, 2023, as compared with $12.9 billion as of December 31, 2022 and $12.8 billion as of September 24, 2022. The increase from the third quarter of 2022 to the third quarter of 2023 was primarily due to the increase in the fair value of investments.
Net cash provided by operating activities
Net cash provided by operating activities was $4.3 billion and $4.1 billion for the nine months ended September 30, 2023 and September 24, 2022, respectively. The increase in net cash provided by operating activities for the nine months ended September 30, 2023 as compared with the nine months ended September 24, 2022 was primarily due to the timing of collections for receivables and the increase in dividends and interest received, partially offset by the increase in income taxes paid. Income tax payments for 2022 were deferred to 2023 due to Hurricane Ian. Income tax payments for 2023 were deferred to 2024 due to Hurricane Idalia.
Net cash used in investing activities
Net cash used in investing activities was $2.8 billion and $1.4 billion for the nine months ended September 30, 2023 and September 24, 2022, respectively. The primary use of net cash in investing activities for the nine months ended September 30, 2023 was funding capital expenditures and net increases in investments. Capital expenditures for the nine months ended September 30, 2023 totaled $1.3 billion. These expenditures were incurred in connection with the opening of 33 supermarkets (including nine replacement supermarkets) and the remodeling of 79 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. For the nine months ended September 30, 2023, the payment for investments, net of the proceeds from the sale and maturity of investments, was $1.5 billion.
Net cash used in financing activities
Net cash used in financing activities was $1.7 billion and $2.2 billion for the nine months ended September 30, 2023 and September 24, 2022, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $683 million and $1.3 billion for the nine months ended September 30, 2023 and September 24, 2022, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $965 million or $0.29 per share and $864 million or $0.254 per share during the nine months ended September 30, 2023 and September 24, 2022, respectively.
Capital expenditures projection
Capital expenditures for the remainder of 2023 are expected to be approximately $800 million, primarily related to new supermarkets, remodeling existing supermarkets, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
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
Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
Following are the shares of common stock repurchased by the Company during the three months ended September 30, 2023 (amounts are in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 2, 2023 through August 5, 2023	6	$14.83	N/A	N/A
August 6, 2023 through September 2, 2023	6	14.75	N/A	N/A
September 3, 2023 through September 30, 2023	10	14.75	N/A	N/A
Total	22	$14.77	N/A	N/A
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
The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended September 30, 2023 required to be disclosed in the last two columns of the table.
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

PUBLIX SUPER MARKETS, INC.

Date:	November 1, 2023	/s/ Merriann M. Metz
Merriann M. Metz, Secretary

Date:	November 1, 2023	/s/ David P. Phillips
David P. Phillips, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)