Form 10-K
period 2023-12-30
PUBLIX SUPER MARKETS INC
filed 2024-03-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes                No    X
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $31,576,000,000 as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter.
The number of shares of the Registrant’s common stock outstanding as of February 6, 2024 was 3,289,000,000.
Documents Incorporated By Reference
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Proxy Statement solicited for the 2024 Annual Meeting of Stockholders to be held on April 16, 2024.

PART I
Item 1. Business
Publix Super Markets, Inc. and its wholly owned subsidiaries (Company) are in the business of operating retail food supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. The Company opened its first supermarket in Kentucky in January 2024. The Company was founded in 1930 and has no other significant lines of business or industry segments.
Merchandising and manufacturing
The Company sells a variety of merchandise which includes grocery (including dairy, produce, floral, deli, bakery, meat and seafood), health and beauty care, general merchandise, pharmacy and other products and services. This merchandise includes nationally advertised and private label brands as well as unbranded products such as produce, meat and seafood. Private label items are produced in the Company’s facilities or manufactured for the Company by suppliers. The Company receives the food and nonfood products it sells from many sources. The Company believes its sources of supply for these products and the raw materials used in manufacturing are adequate for its needs and that it is not dependent upon a single supplier or relatively few suppliers. Merchandise is delivered to the supermarkets through Company distribution centers or directly from suppliers and is generally available in sufficient quantities to enable the Company to satisfy its customers. The cost of merchandise delivered to the supermarkets through the Company’s distribution centers is approximately 70% of the total product costs. Supply chain disruptions continue to impact the Company’s sources of supply and the availability of certain products. However, the Company has generally been able to secure alternative sources of supply to serve the needs of its customers. The future impact of supply chain disruptions on sources of supply and the availability of certain products is uncertain and difficult to predict.
Store operations
The Company operated 1,360 supermarkets at the end of 2023, compared with 1,322 at the beginning of the year. In 2023, 45 supermarkets were opened (including 13 replacement supermarkets) and 120 supermarkets were remodeled. Seven supermarkets were closed during the period. The replacement supermarkets that opened in 2023 replaced two supermarkets closed in 2023 and 11 supermarkets closed in a previous period. Five supermarkets closed in 2023 will be replaced on site in a subsequent period. Net new supermarkets added 1.8 million square feet in 2023, an increase of 3.0%. At the end of 2023, the Company had 859 supermarkets in Florida, 210 in Georgia, 90 in Alabama, 70 in South Carolina, 57 in Tennessee, 54 in North Carolina and 20 in Virginia. Also, at the end of 2023, the Company had 26 supermarkets under construction in Florida, seven in Georgia, five in Alabama, three in Virginia, two in Tennessee, one in Kentucky, one in North Carolina and one in South Carolina.
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
Human capital resources
Employee ownership
The Company is the largest employee-owned company in the U.S. with 253,000 employees at the end of 2023. The Company is dedicated to the dignity, value and employment security of its employees and recognizes they are its most important asset and primary competitive advantage. The Company considers its employee relations to be good.
Career development
The Company believes in promoting its employees from within and is committed to providing them with many opportunities for advancing their careers. Almost all of the Company’s employees in leadership positions began their Publix careers in entry level positions. Continuous on-the-job training plays an important role in helping employees develop the skills necessary to advance their careers. The Company also offers tuition reimbursement designed to encourage and assist eligible employees in continuing their education. Additionally, the Company invests in the development of its employees through training and leadership development programs to support their career advancement.

Community involvement
An important part of the Company’s culture is a commitment to community involvement. In 2015, the Company launched its Publix Serves community program. Through this program, employees volunteer with local nonprofit organizations focused on hunger alleviation and environmental sustainability. The Company holds two Publix Serves weeks annually. During each of the weeks in 2023, more than 7,500 employees volunteered their time at over 200 nonprofit organizations to support projects that helped alleviate hunger and protect and preserve our environment.
In 2009, the Company launched a perishable recovery program to provide nourishing meals for those in need and reduce food waste. The Company’s employees support this program’s efforts by gathering perishable products that are wholesome, but no longer salable, and donating them to food banks and other nonprofit organizations. Since the program launched, the Company has donated over 1.1 billion meals to food banks and other nonprofit organizations.
Additionally, the coronavirus pandemic and adverse economic conditions created an increased need for efforts focused on alleviating hunger. In 2020, the Company launched an initiative to purchase produce and milk from local farmers and deliver the products to food banks for those in need. In 2021, the Company extended this commitment by implementing its Feeding More Together program. Through this program, customer donations during register campaigns provide shelf-stable and perishable products for local food banks. In addition, the Company contributes $10 million each year to purchase produce from farmers and deliver it to the local food banks. As a result, the Company has donated more than 86 million pounds of produce as part of its initiative to support farmers and local food banks. The Company and its employees are also involved in many other community activities and programs in the areas it serves.
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

Item 1A. Risk Factors
In addition to the other information contained in this Annual Report on Form 10-K (Annual Report), the following risk factors should be considered carefully in evaluating the Company’s business. The Company’s financial condition and results of operations could be materially and adversely affected by any of these risks. The Company’s financial condition and results of operations could also be affected by additional factors that are not presently known to the Company or that the Company currently considers not to be material. This list should not be considered a complete list of all risks and uncertainties.
Industry and Economic Risks
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
The Company’s results of operations are sensitive to changes in general economic conditions that impact consumer spending. Adverse economic conditions, including inflation, high unemployment, home foreclosures and weakness in the housing market, declines in the stock market and the instability of the credit markets, could cause a reduction in consumer spending. Other conditions that could reduce consumer spending include increases in tax, interest and inflation rates; increases in housing costs; increases in fuel and energy costs; increases in health care costs; the impact of natural disasters, public health crises, international conflicts or acts of terrorism; and other factors. Reductions in the level of consumer spending could cause changes in customer demand from discretionary or higher priced products to lower priced products or shift spending to lower priced competitors, which could adversely affect the Company’s financial condition and results of operations.
Events beyond the Company’s control, such as natural disasters, public health crises, political crises or other catastrophic events could adversely affect the Company.
The Company’s operations, or those of its suppliers, could be negatively impacted by various events beyond the Company’s control, including natural disasters, such as hurricanes, tornadoes, floods, fires, earthquakes, extreme cold and heat events and other adverse weather conditions; public health crises, such as pandemics and epidemics; and political crises, such as attacks, war, unrest and other political instability. These events could disrupt the Company’s operations and supply chain or negatively impact consumer spending, which could adversely affect the Company’s financial condition and results of operations.
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
Risks associated with the Company’s suppliers could adversely affect the Company.
The Company’s operations are dependent on suppliers to obtain products, raw materials and services. Adverse conditions, such as natural disasters or public health crises, the financial stability of suppliers, suppliers’ ability to meet Company standards, labor supply issues experienced by suppliers, the availability or cost of products, raw materials and services, the availability or cost of transporting products and raw materials and other factors relating to suppliers are beyond the Company’s control. Such supply chain risks could impact the Company’s ability to obtain the products, raw materials and services necessary to serve the needs of its customers. Supply chain disruptions could also cause delays in the timing of remodels and opening of new supermarkets. Significant supply chain disruptions resulting from such supply chain risks could adversely affect the Company’s financial condition and results of operations.

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
Information Security and Technology Risks
Failure by the Company or the Company’s third party service providers to protect the confidential information within the Company’s sites, networks, systems, platforms and assets against cyber attacks, data breaches, other security incidents or loss could adversely affect the Company.
The Company receives, retains and transmits confidential information about its customers, employees and suppliers and entrusts certain of that information to third party service providers. The Company depends upon the secure transmission of confidential information, including customer payments, over external networks. Like many businesses, despite the Company’s efforts to defend against cybersecurity threats, the Company and its third party service providers will continue to be subject to cybersecurity threats, such as attempts to compromise and penetrate the Company’s information technology systems. Although the Company has continuously invested in its information technology systems and implemented practices to protect its confidential information, there is no assurance that the Company will successfully anticipate, detect, prevent or defend against an intrusion into or compromise of the Company’s information technology systems or those of its third party service providers.
An intrusion into or compromise of the Company’s information technology systems, or those of its third party service providers, that results in customer, employee or supplier information being obtained by unauthorized persons could adversely affect the Company’s reputation with existing and potential customers, employees and others. Such an intrusion or compromise could require expending significant resources related to remediation, lead to legal proceedings and regulatory actions, result in a disruption of operations and adversely affect the Company’s financial condition and results of operations. Additionally, the use of individually identifiable data by the Company and its third party service providers is subject to federal, state and local laws and regulations. Any compromise or breach of the Company’s information technology systems, or those of the Company’s third party service providers, could violate applicable privacy, data security and other laws and regulations.
Disruptions in information technology systems could adversely affect the Company.
The Company is dependent on complex information technology systems to operate its business, enhance customer service, improve the efficiency of its supply chain and increase employee efficiency. Certain of these information technology systems are hosted by third party service providers. The Company’s information technology systems, as well as those of the Company’s third party service providers, are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, cyber attacks or other malicious service disruptions, catastrophic events and user errors. Significant disruptions in the information technology systems of the Company or its third party service providers could impact the Company’s business operations and adversely affect the Company’s financial condition and results of operations.
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

Product liability claims and lawsuits, product recalls and the resulting unfavorable publicity could adversely affect the Company.
The distribution and sale of grocery, drug and other products purchased from suppliers or manufactured by the Company entails an inherent risk of product liability claims and lawsuits, product recalls and the resulting adverse publicity. Such products may contain contaminants and may be inadvertently sold by the Company. These contaminants may, in certain cases, result in illness, injury or death if processing at the consumer level, if applicable, does not eliminate the contaminants. Sale of contaminated products, even if inadvertent, may be a violation of law and may lead to a product recall and/or an increased risk of exposure to product liability claims asserted against the Company. Some of the Company’s agreements with suppliers may not indemnify the Company from product liability and suppliers may not have sufficient resources or insurance to satisfy their obligations. The Company is subject from time to time to various lawsuits, claims and charges arising in the normal course of business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could result in costly litigation that could adversely affect the Company’s business. If a product liability claim is successful and the Company does not have contractual indemnification or insurance available, such claims could have an adverse effect on the Company’s financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the adverse publicity surrounding any assertion that the Company’s products caused illness or injury could have an adverse effect on the Company’s reputation with existing and potential customers and on the Company’s financial condition and results of operations.
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
The Company is subject from time to time to various lawsuits, claims and charges arising in the normal course of business, including employment, personal injury, commercial and other matters. Some lawsuits also contain class action allegations. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could result in costly litigation that could adversely affect the Company’s business. The Company estimates its exposure to these legal proceedings and establishes reserves for the estimated liabilities. Assessing and predicting the outcome of these matters involves substantial uncertainties. Differences in actual outcomes, or changes in the Company’s assessment and predictions of the outcomes, could adversely affect the Company’s financial condition and results of operations.
Item 1B. Unresolved Staff Comments
Not applicable

Item 1C. Cybersecurity
The Company’s information technology systems, as well as those of the Company’s third party service providers, are subject to cybersecurity threats. Significant cybersecurity threats, including intrusions into, compromises of or disruptions in the information technology systems of the Company or its third party service providers, could adversely affect the Company’s financial condition and results of operations. The Company maintains and updates its information technology systems to mitigate the risk of cybersecurity threats.
The Board of Directors and Audit Committee have oversight responsibility for the Company’s cybersecurity risks. While the Company’s employees play a key role in cybersecurity, the Company’s Chief Information Officer, General Counsel and other members of management have shared responsibility for assessing and managing the Company’s cybersecurity risks. The Company’s management has sufficient knowledge, experience and expertise for assessing and managing the Company’s cybersecurity risks. The Board of Directors and Audit Committee receive updates from management regarding cybersecurity risks, cybersecurity threats that could impact the Company and cybersecurity initiatives to enhance the Company’s cybersecurity practices. The Audit Committee also receives updates on the results of assessments and audits of the Company’s information technology systems and controls.
The Company has information technology security practices to protect its information technology systems and data and to monitor for potential cybersecurity threats. These practices are integrated into the Company’s risk management framework and include:
•cybersecurity controls embedded in the Company’s information technology systems;
•implementation of changes to address potential threats and vulnerabilities of the Company’s information technology systems;
•incident response program, including proactive simulations, to identify and manage cybersecurity threats, risks or incidents;
•participation in industry forums and collaboration with peers; and
•security awareness and data protection training for applicable employees.
Additionally, the Company assesses and manages cybersecurity threats associated with its third party service providers’ information technology systems that could compromise the Company’s information security or data. Identified cybersecurity threats are communicated to management for review, response and mitigation as appropriate.
The Company assesses cybersecurity risks and changes in the cyber environment and adjusts its practices as deemed appropriate. To date, risks from cybersecurity threats have not materially affected, or are not reasonably likely to materially affect, the Company’s business strategy, financial condition or results of operations. Refer to Item 1A. Risk Factors in this Annual Report for additional information on risks related to the Company’s business, including cybersecurity risks.
Item 2. Properties
At year end, the Company operated 64.1 million square feet of supermarket space. The Company’s supermarkets vary in size. Current supermarket prototypes range from 32,000 to 62,000 square feet. Supermarkets are often located in shopping centers where the Company is the anchor tenant. The majority of the Company’s supermarkets are leased. Initial lease terms are typically 20 years followed by five year renewal options. Both the building and land are owned at 412 locations. The building is owned while the land is leased at 78 other locations.
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
Following are the market prices for the Company’s common stock for 2023 and 2022:

	2023	2022 (1)
January - February	$13.19	13.28
March - April	14.55	13.76
May - July	14.97	14.91
August - October	14.75	13.84
November - December	15.10	13.19
(b)Approximate Number of Equity Security Holders
As of February 6, 2024, the approximate number of holders of record of the Company’s common stock was 235,000.
(c)Dividends
Following are the quarterly dividends per share paid by the Company on its common stock in 2023 and 2022:

Quarter	2023	2022 (1)
First	$0.09	0.074
Second	0.10	0.090
Third	0.10	0.090
Fourth	0.10	0.090
	$0.39	0.344
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

(d)Purchases of Equity Securities by the Issuer
Issuer Purchases of Equity Securities
Following are the shares of common stock repurchased by the Company during the three months ended December 30, 2023 (amounts are in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 - November 4, 2023	8	$14.89	N/A	N/A
November 5 - December 2, 2023	5	15.10	N/A	N/A
December 3 - December 30, 2023	4	15.10	N/A	N/A
Total	17	$15.00	N/A	N/A

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
The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended December 30, 2023 required to be disclosed in the last two columns of the table.

(e)Performance Graph
The following performance graph sets forth the Company’s cumulative total stockholder return during the five years ended December 30, 2023, compared to the cumulative total return on the S&P 500 Index and a custom Peer Group Index including retail food supermarket companies.(1) The Peer Group Index is weighted based on the various companies’ market capitalization. The comparison assumes $100 was invested at the end of 2018 in the Company’s common stock and in each of the related indices and assumes reinvestment of dividends.
The Company’s common stock is valued as of the end of each fiscal quarter. After the end of a quarter, however, shares continue to be traded at the prior valuation until the new valuation is received. The cumulative total return for the companies represented in the S&P 500 Index and the custom Peer Group Index is based on those companies’ trading price as of the Company’s fiscal year end. The following performance graph is based on the Company’s trading price at fiscal year end based on its market price as of the prior fiscal quarter. For comparative purposes, a performance graph based on the Company’s fiscal year end valuation (market price as of March 1, 2024) is provided in the 2024 Proxy Statement. Past stock performance shown below is no guarantee of future performance.
Comparison of Five Year Cumulative Return Based Upon Fiscal Year End Trading Price

	2018	2019	2020	2021	2022	2023
Publix	$100.00	113.17	142.60	167.15	170.16	200.04
S&P 500	100.00	132.97	154.78	200.35	165.49	209.00
Peer Group (1)	100.00	106.92	117.27	166.91	164.65	170.76

____________________________
(1)Companies included in the Peer Group are Ahold Delhaize, Albertsons, Kroger and Weis Markets. Albertsons is included in the Peer Group for 2021 ‑ 2023 due to its initial public offering in 2020.

Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The objective of this section is to provide a summary of material information relevant to enhancing the stockholders’ understanding of the financial condition and results of operations of the Company. Following is an analysis of the financial condition and results of operations of the Company for 2023 and 2022 as compared with the previous years. This information should be read in conjunction with the Company’s consolidated financial statements and accompanying notes.
On April 1, 2022, the Company filed Articles of Amendment to its Restated Articles of Incorporation in order to effect a 5‑for‑1 stock split of the Company’s common stock, effective as of the close of business April 14, 2022. All applicable data, including share and per share amounts, have been retroactively adjusted to give effect to the stock split.
Overview
The Company is engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. The Company opened its first supermarket in Kentucky in January 2024. The Company has no other significant lines of business or industry segments. As of December 30, 2023, the Company operated 1,360 supermarkets including 859 in Florida, 210 in Georgia, 90 in Alabama, 70 in South Carolina, 57 in Tennessee, 54 in North Carolina and 20 in Virginia. In 2023, 45 supermarkets were opened (including 13 replacement supermarkets) and 120 supermarkets were remodeled. During 2023, the Company opened 23 supermarkets in Florida, 10 in Georgia, four in Alabama, three in North Carolina, two in South Carolina, two in Tennessee and one in Virginia. Seven supermarkets were closed during the period. The replacement supermarkets that opened in 2023 replaced two supermarkets closed in 2023 and 11 supermarkets closed in a previous period. Five supermarkets closed in 2023 will be replaced on site in a subsequent period. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
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
Profit is generated by selling merchandise at price levels that produce sales in excess of the cost of merchandise sold and operating and administrative expenses. The Company has generally been able to increase revenues and operating profit from year to year. Further, the Company has been able to meet its cash requirements from internally generated funds without the need for debt financing. The Company’s year end cash and investment balances are impacted by its operating results as well as by capital expenditures, investment transactions, common stock repurchases and dividend payments.
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

Results of Operations
The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2023 and 2021 include 52 weeks and fiscal year 2022 includes 53 weeks.
Sales
Sales for 2023 were $57.1 billion as compared with $54.5 billion in 2022, an increase of $2.6 billion or 4.7%. Excluding the effect of the additional week in 2022, sales for 2023 as compared with 2022 would have increased 6.7%. After excluding the effect of the additional week in 2022, the increase in sales for 2023 as compared with 2022 was primarily due to new supermarket sales and a 4.2% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Comparable store sales for 2023 increased primarily due to the impact of inflation on product costs. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 12 to 15 months.
Sales for 2022 were $54.5 billion as compared with $48.0 billion in 2021, an increase of $6.5 billion or 13.6%. The increase in sales for 2022 as compared with 2021 was primarily due to new supermarket sales, a 9.9% increase in comparable store sales and a 2.1% increase in sales from the additional week in 2022. Comparable store sales for 2022 increased primarily due to the impact of inflation on product costs.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 26.3%, 26.8% and 27.4% in 2023, 2022 and 2021, respectively. Excluding the last-in, first-out (LIFO) reserve effect of $88 million, $147 million and $109 million in 2023, 2022 and 2021, respectively, gross profit as a percentage of sales would have been 26.4%, 27.0% and 27.7% in 2023, 2022 and 2021, respectively. After excluding the LIFO reserve effect, the decrease in gross profit as a percentage of sales for 2023 as compared with 2022 was primarily due to the impact of inflation on product costs which was not passed on to customers, increased shrink and the relative sales growth of pharmacy products, partially offset by the decrease in distribution costs. After excluding the LIFO reserve effect, the decrease in gross profit as a percentage of sales for 2022 as compared with 2021 was primarily due to the impact of inflation on product costs which was not passed on to customers and increased shrink.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 19.2%, 18.8% and 19.6% in 2023, 2022 and 2021, respectively. The increase in operating and administrative expenses as a percentage of sales for 2023 as compared with 2022 was primarily due to increases in facility costs as a percentage of sales and payroll costs as a percentage of sales. The decrease in operating and administrative expenses as a percentage of sales for 2022 as compared with 2021 was primarily due to decreases in payroll costs as a percentage of sales and facility costs as a percentage of sales. In addition, operating and administrative expenses as a percentage of sales benefited from the impact of the incremental sales from the additional week in 2022.
Operating profit
Operating profit as a percentage of sales was 7.8% in 2023 and 8.7% in 2022 and 2021. The decrease in operating profit as a percentage of sales for 2023 as compared with 2022 was primarily due to the decrease in gross profit as a percentage of sales and the increase in operating and administrative expenses as a percentage of sales. Operating profit as a percentage of sales for 2022 as compared with 2021 remained relatively unchanged primarily due to the decrease in operating and administrative expenses as a percentage of sales and the incremental profit from the additional week in 2022, offset by the decrease in gross profit as a percentage of sales.
Investment income (loss)
Investment income for 2023 was $863 million as compared with investment loss for 2022 of $1.3 billion and investment income for 2021 of $1.3 billion. Excluding the impact of net unrealized gains and losses on equity securities, investment income would have been $513 million, $254 million and $230 million for 2023, 2022 and 2021, respectively. Excluding the impact of net unrealized gains on equity securities in 2023 and net unrealized losses on equity securities in 2022, the increase in investment income for 2023 as compared with 2022 was primarily due to net realized gains on investments in 2023 as compared with net realized losses on investments in 2022 and the increase in interest and dividend income. Excluding the impact of net unrealized losses on equity securities in 2022 and net unrealized gains on equity securities in 2021, the increase in investment income for 2022 as compared with 2021 was primarily due to the increase in interest and dividend income, partially offset by net realized losses on investments in 2022 as compared with net realized gains on investments in 2021.

Income tax expense
The effective income tax rate was 20.1%, 18.6% and 20.6% in 2023, 2022 and 2021, respectively. The increase in the effective income tax rate for 2023 as compared with 2022 was primarily due to the decreased impact of permanent deductions and credits relative to earnings before income tax expense, partially offset by the increase in investment related tax credits. The decrease in the effective income tax rate for 2022 as compared with 2021 was primarily due to the increased impact of permanent deductions and credits relative to earnings before income tax expense, partially offset by the increase in state income tax rates and the decrease in investment related tax credits.
Net earnings
Net earnings were $4.3 billion or $1.31 per share, $2.9 billion or $0.86 per share and $4.4 billion or $1.28 per share in 2023, 2022 and 2021, respectively. Net earnings as a percentage of sales were 7.6%, 5.4% and 9.2% in 2023, 2022 and 2021, respectively. Excluding the impact of net unrealized gains and losses on equity securities, net earnings would have been $4.1 billion or $1.23 per share and 7.2% as a percentage of sales for 2023, $4.0 billion or $1.20 per share and 7.4% as a percentage of sales for 2022 and $3.6 billion or $1.04 per share and 7.5% as a percentage of sales for 2021. Excluding the impact of net unrealized gains on equity securities in 2023 and net unrealized losses on equity securities in 2022, the decrease in net earnings as a percentage of sales for 2023 as compared with 2022 was primarily due to the decrease in operating profit as a percentage of sales, partially offset by net realized gains on investments in 2023 as compared with net realized losses on investments in 2022 and the increase in interest and dividend income. Excluding the impact of net unrealized losses on equity securities in 2022 and net unrealized gains on equity securities in 2021, net earnings as a percentage of sales for 2022 as compared with 2021 remained relatively unchanged.
Non-GAAP Financial Measures
In addition to reporting financial results for 2023, 2022 and 2021 in accordance with U.S. generally accepted accounting principles (GAAP), the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations. Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for 2023, 2022 and 2021:

	2023	2022	2021
	(Amounts are in millions, except per share amounts)
Net earnings	$4,349	2,918	4,412
Fair value adjustment, due to net unrealized (gain) loss, on equity securities held at end of year	(398)	1,516	(1,109)
Net gain on sale of equity securities previously recognized through fair value adjustment	48	—	9
Income tax expense (benefit) (1)	90	(385)	280
Net earnings excluding impact of fair value adjustment	$4,089	4,049	3,592
Weighted average shares outstanding	3,320	3,379	3,447
Earnings per share excluding impact of fair value adjustment	$1.23	1.20	1.04
(1)Income tax expense (benefit) is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $14.6 billion as of December 30, 2023, as compared with $12.9 billion as of December 31, 2022. The increase was primarily due to the decrease in common stock repurchases and the increase in the fair value of investments.
Net cash provided by operating activities
Net cash provided by operating activities was $5.6 billion, $5.5 billion and $5.4 billion in 2023, 2022 and 2021, respectively. The increase in net cash provided by operating activities for 2023 as compared with 2022 was primarily due to the timing of purchases of inventories and collections for receivables and the increase in dividends and interest received, partially offset by the increase in income taxes paid. Income tax payments for 2022 were deferred to 2023 due to Hurricane Ian. Income tax payments for 2023 were deferred to 2024 due to Hurricane Idalia. The increase in net cash provided by operating activities for 2022 as compared with 2021 was primarily due to the deferral in 2022 of income tax payments due to Hurricane Ian, partially offset by the payment in 2022 of payroll taxes that were deferred under a coronavirus tax relief provision in 2020.
Net cash used in investing activities
Net cash used in investing activities was $3.8 billion, $2.3 billion and $3.0 billion in 2023, 2022 and 2021, respectively. The primary use of net cash in investing activities for 2023 was funding capital expenditures and net increases in investments. Capital expenditures for 2023 totaled $2.0 billion. These expenditures were incurred in connection with the opening of 45 supermarkets (including 13 replacement supermarkets) and the remodeling of 120 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. In 2023, the payment for investments, net of the proceeds from the sale and maturity of investments, was $1.9 billion. The primary use of net cash in investing activities for 2022 was funding capital expenditures and net increases in investments. Capital expenditures for 2022 totaled $1.8 billion. These expenditures were incurred in connection with the opening of 40 supermarkets (including eight replacement supermarkets) and the remodeling of 117 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, construction or expansion of warehouses and new or enhanced information technology hardware and software. In 2022, the payment for investments, net of the proceeds from the sale and maturity of investments, was $549 million.
Net cash used in financing activities
Net cash used in financing activities was $2.2 billion, $3.0 billion and $1.9 billion in 2023, 2022 and 2021, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $887 million, $1.8 billion and $874 million in 2023, 2022 and 2021, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the ESPP, Directors Plan, 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $1.3 billion or $0.39 per share, $1.2 billion or $0.344 per share and $987 million or $0.286 per share in 2023, 2022 and 2021, respectively.
Capital expenditures projection
Capital expenditures for 2024 are expected to be approximately $2.5 billion, primarily related to new supermarkets, remodeling existing supermarkets, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
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

Cash requirements
In 2024, cash requirements for operations, capital expenditures, common stock repurchases and dividend payments are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.
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
Forward-Looking Statements
Certain information provided by the Company in this Annual Report may be forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Forward-looking information includes statements about the future performance of the Company and is based on management’s assumptions and beliefs in light of the information currently available to them. When used, the words “plan,” “estimate,” “project,” “intend,” “expect,” “believe,” “will” and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to, competitive practices and pricing in the food and drug industries generally and particularly in the Company’s principal markets; results of programs to increase sales, including private label sales; results of programs to control or reduce costs; changes in buying, pricing and promotional practices; changes in shrink management; supply chain disruptions; changes in the general economy, including an economic downturn associated with inflation, increased interest rates, international conflicts, acts of terrorism or other disruptions; changes in consumer spending; changes in population, employment and job growth in the Company’s principal markets; impacts of a public health crisis, geopolitical conditions or other significant catastrophic events; impacts of cybersecurity threats, including an intrusion into, compromise of or disruption in the Company’s information technology systems; and other factors affecting the Company’s business within or beyond the Company’s control. These factors include changes in interest or inflation rates; changes in federal, state and local laws and regulations; adverse determinations with respect to litigation or other claims; ability to recruit and retain employees; ability to construct new supermarkets or complete remodels as rapidly as planned; increases in product costs; and increases in operating costs including, but not limited to, labor, fuel and energy costs, debit and credit card fees and pharmacy fees. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Except as may be required by applicable law, the Company assumes no obligation to publicly update these forward-looking statements.

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
Debt securities are subject to interest rate risk and credit risk. Debt securities held by the Company at year end primarily consisted of corporate and government-sponsored agency bonds with high credit ratings; therefore, the Company believes the credit risk is low. The Company believes a 50 basis point increase in interest rates would result in an immaterial unrealized loss on its debt securities. Since the Company does not intend to sell its debt securities or will likely not be required to sell its debt securities prior to any anticipated recovery, such a hypothetical temporary unrealized loss would impact comprehensive earnings, but not earnings or cash flows.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended December 30, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2023, in conformity with U.S. generally accepted accounting principles.
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
Evaluation of self-insurance reserves
As discussed in Note 1(k) to the consolidated financial statements, the Company estimates its self-insurance reserves for workers’ compensation and general liability exposures by considering historical claims experience and actuarial analyses using actuarial assumptions and generally accepted actuarial methods. The self-insurance reserves balance as of December 30, 2023 of $526 million includes the self-insurance reserves related to workers’ compensation and general liability. The Company engages actuaries to estimate its workers’ compensation and general liability self-insurance reserves at least annually.
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
Tampa, Florida
March 1, 2024

PUBLIX SUPER MARKETS, INC.
Consolidated Balance Sheets
December 30, 2023 and
December 31, 2022

	2023	2022
ASSETS	(Amounts are in millions)
Current assets:
Cash and cash equivalents	$865	1,336
Short-term investments	1,899	566
Trade receivables	1,174	1,106
Inventories	2,462	2,341
Prepaid expenses	82	74
Total current assets	6,482	5,423
Long-term investments	11,867	10,992
Other noncurrent assets	730	561
Operating lease right-of-use assets	3,121	2,979
Property, plant and equipment:
Land	2,491	2,319
Buildings and improvements	7,660	7,130
Furniture, fixtures and equipment	7,114	6,567
Leasehold improvements	1,999	1,875
Finance lease right-of-use assets	752	582
Construction in progress	377	215
	20,393	18,688
Accumulated depreciation	(8,209)	(7,596)
Net property, plant and equipment	12,184	11,092
	$34,384	31,047

See accompanying notes to consolidated financial statements.

	2023	2022
LIABILITIES AND EQUITY	(Amounts are in millions, except par value)
Current liabilities:
Accounts payable	$2,931	2,812
Accrued expenses:
Contributions to retirement plans	730	687
Self-insurance reserves	263	210
Salaries and wages	226	205
Other	537	637
Current portion of long-term debt	17	36
Current portion of operating lease liabilities	361	359
Income taxes	217	226
Total current liabilities	5,282	5,172
Deferred income taxes	764	575
Self-insurance reserves	263	268
Long-term debt	42	43
Operating lease liabilities	2,624	2,573
Finance lease liabilities	536	423
Other noncurrent liabilities	202	141
Total liabilities	9,713	9,195
Common stock related to Employee Stock Ownership Plan (ESOP)	4,220	4,029
Stockholders’ equity:
Common stock of $1 par value. Authorized 4,000 shares; issued and outstanding 3,294 shares in 2023 and 3,324 shares in 2022	3,294	3,324
Additional paid-in capital	2,005	1,687
Retained earnings	19,741	17,413
Accumulated other comprehensive losses	(404)	(609)
Common stock related to ESOP	(4,220)	(4,029)
Total stockholders’ equity	20,416	17,786
Noncontrolling interests	35	37
Total equity	24,671	21,852
Commitments and contingencies	—	—
	$34,384	31,047

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Earnings
Years ended December 30, 2023, December 31, 2022
and December 25, 2021

	2023	2022	2021
	(Amounts are in millions, except per share amounts)
Revenues:
Sales	$57,096	54,534	47,997
Other operating income	438	408	397
Total revenues	57,534	54,942	48,394
Costs and expenses:
Cost of merchandise sold	42,089	39,938	34,828
Operating and administrative expenses	10,972	10,245	9,413
Total costs and expenses	53,061	50,183	44,241
Operating profit	4,473	4,759	4,153
Investment income (loss)	863	(1,262)	1,330
Other nonoperating income, net	106	89	77
Earnings before income tax expense	5,442	3,586	5,560
Income tax expense	1,093	668	1,148
Net earnings	$4,349	2,918	4,412
Weighted average shares outstanding	3,320	3,379	3,447
Earnings per share	$1.31	0.86	1.28
See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Comprehensive Earnings
Years ended December 30, 2023, December 31, 2022
and December 25, 2021

	2023	2022	2021
	(Amounts are in millions)
Net earnings	$4,349	2,918	4,412
Other comprehensive earnings (losses):
Unrealized gain (loss) on debt securities net of income taxes of $70, $(214) and $(68) in 2023, 2022 and 2021, respectively.	206	(626)	(201)
Reclassification adjustment for net realized loss (gain) on debt securities net of income taxes of $1 and $(5) in 2022 and 2021, respectively.	—	1	(16)
Adjustment to postretirement benefit obligation net of income taxes of $(0.4), $7 and $3 in 2023, 2022 and 2021, respectively.	(1)	21	11
Comprehensive earnings	$4,554	2,314	4,206

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Cash Flows
Years ended December 30, 2023, December 31, 2022
and December 25, 2021

	2023	2022	2021
	(Amounts are in millions)
Cash flows from operating activities:
Cash received from customers	$57,339	54,598	48,183
Cash paid to employees and suppliers	(51,350)	(48,767)	(42,234)
Income taxes paid	(653)	(520)	(712)
Self-insured claims paid	(544)	(507)	(494)
Dividends and interest received	401	330	275
Other operating cash receipts	435	406	394
Other operating cash payments	(28)	(36)	(23)
Net cash provided by operating activities	5,600	5,504	5,389
Cash flows from investing activities:
Payment for capital expenditures	(1,993)	(1,768)	(1,288)
Proceeds from sale of property, plant and equipment	13	22	15
Payment for investments	(3,031)	(2,061)	(3,297)
Proceeds from sale and maturity of investments	1,164	1,512	1,538
Net cash used in investing activities	(3,847)	(2,295)	(3,032)
Cash flows from financing activities:
Payment for acquisition of common stock	(1,165)	(2,137)	(1,137)
Proceeds from sale of common stock	278	382	263
Dividends paid	(1,296)	(1,166)	(987)
Repayment of long-term debt	(39)	(77)	(38)
Other, net	(2)	(7)	1
Net cash used in financing activities	(2,224)	(3,005)	(1,898)
Net (decrease) increase in cash and cash equivalents	(471)	204	459
Cash and cash equivalents at beginning of year	1,336	1,132	673
Cash and cash equivalents at end of year	$865	1,336	1,132

See accompanying notes to consolidated financial statements.

	2023	2022	2021
	(Amounts are in millions)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$4,349	2,918	4,412
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	914	838	794
Increase in last-in, first-out (LIFO) reserve	88	147	109
Retirement contributions paid or payable in common stock	492	451	428
Deferred income taxes	119	(250)	328
Loss on disposal and impairment of long-lived assets	3	10	101
(Gain) loss on investments	(484)	1,518	(1,133)
Net amortization of investments	46	80	79
Change in operating assets and liabilities providing (requiring) cash:
Trade receivables	(68)	(202)	14
Inventories	(209)	(434)	(130)
Other assets	318	89	195
Accounts payable and accrued expenses	58	30	268
Income taxes	(9)	292	(93)
Other liabilities	(17)	17	17
Total adjustments	1,251	2,586	977
Net cash provided by operating activities	$5,600	5,504	5,389

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Stockholders’ Equity
Years ended December 30, 2023, December 31, 2022
and December 25, 2021

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
	(Amounts are in millions, except per share amounts)
Balances at December 26, 2020	$3,455	1,159	14,427	—	201	(3,485)	15,757
Comprehensive earnings	—	—	4,412	—	(206)	—	4,206
Dividends, $0.286 per share	—	—	(987)	—	—	—	(987)
Contribution of 34 shares to retirement plan	23	267	—	118	—	—	408
Acquisition of 92 shares from stockholders	—	—	—	(1,137)	—	—	(1,137)
Sale of 21 shares to stockholders	—	—	—	263	—	—	263
Retirement of 60 shares	(60)	—	(696)	756	—	—	—
Change for ESOP related shares	—	—	—	—	—	(340)	(340)
Balances at December 25, 2021	3,418	1,426	17,156	—	(5)	(3,825)	18,170
Comprehensive earnings	—	—	2,918	—	(604)	—	2,314
Dividends, $0.344 per share	—	—	(1,166)	—	—	—	(1,166)
Contribution of 31 shares to retirement plan	20	254	—	153	—	—	427
Acquisition of 152 shares from stockholders	—	—	—	(2,137)	—	—	(2,137)
Sale of 27 shares to stockholders	—	7	—	375	—	—	382
Retirement of 114 shares	(114)	—	(1,495)	1,609	—	—	—
Change for ESOP related shares	—	—	—	—	—	(204)	(204)
Balances at December 31, 2022	3,324	1,687	17,413	—	(609)	(4,029)	17,786
Comprehensive earnings	—	—	4,349	—	205	—	4,554
Dividends, $0.39 per share	—	—	(1,296)	—	—	—	(1,296)
Contribution of 31 shares to retirement plan	22	309	—	119	—	—	450
Acquisition of 79 shares from stockholders	—	—	—	(1,165)	—	—	(1,165)
Sale of 18 shares to stockholders	—	9	—	269	—	—	278
Retirement of 52 shares	(52)	—	(725)	777	—	—	—
Change for ESOP related shares	—	—	—	—	—	(191)	(191)
Balances at December 30, 2023	$3,294	2,005	19,741	—	(404)	(4,220)	20,416
See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies
(a)Business
Publix Super Markets, Inc. and its wholly owned subsidiaries (Company) are in the business of operating retail food supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina and Virginia. The Company opened its first supermarket in Kentucky in January 2024. The Company was founded in 1930 and has no other significant lines of business or industry segments.
(b)Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and certain joint ventures in which the Company has a controlling financial interest. All significant intercompany balances and transactions are eliminated in consolidation.
(c)Fiscal Year
The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2023 and 2021 include 52 weeks and fiscal year 2022 includes 53 weeks.
(d)Cash Equivalents
The Company considers all liquid investments with maturities of three months or less to be cash equivalents.
(e)Trade Receivables
Trade receivables primarily include amounts due from vendor rebates, debit and credit card sales and pharmacy third party insurance reimbursements.
(f)Inventories
Inventories are valued at the lower of cost or market. The dollar value last-in, first-out (LIFO) method was used to determine the cost for 81% of inventories as of December 30, 2023 and December 31, 2022. Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to each similar merchandise category’s ending retail value. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value certain manufactured, seasonal, perishable and other miscellaneous inventory items due to fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink. If all inventories were valued using the FIFO method, inventories and current assets would have been higher than reported by $893 million and $805 million as of December 30, 2023 and December 31, 2022, respectively.
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

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

Actuarial projections are used to calculate the year end postretirement benefit obligation, discounted using a yield curve methodology based on high quality bonds with a rating of AA or better. Actuarial gains and losses are amortized from accumulated other comprehensive earnings into net periodic postretirement benefit cost over future years when the accumulation of such gains or losses exceeds 10% of the year end postretirement benefit obligation. The Company included the accrued postretirement benefit obligation of $92 million and $93 million in other noncurrent liabilities on the consolidated balance sheets as of December 30, 2023 and December 31, 2022, respectively.
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
(o)Revenue Recognition
The Company sells grocery (including dairy, produce, floral, deli, bakery, meat and seafood), health and beauty care, general merchandise, pharmacy and other products and services. Grocery was 81% of sales for 2023, 83% of sales for 2022 and 84% of sales for 2021. All other products and services were 19% of sales for 2023, 17% of sales for 2022 and 16% of sales for 2021.
Revenue is recognized at the point of sale for retail sales. Customer returns are immaterial. Vendor coupons that are reimbursed are accounted for as sales. Coupons and other sales incentives offered by the Company that are not reimbursed are recorded as a reduction of sales. The Company records sales net of applicable sales taxes.
(p)Other Operating Income
Other operating income is recognized on a net basis as earned. Other operating income includes income generated from other activities, primarily automated teller transaction fees, licensee sales commissions, lottery commissions, mall gift card commissions, money transfer fees and vending machine commissions.
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
(r)Advertising Costs
Advertising costs are expensed as incurred and were $318 million, $317 million and $280 million for 2023, 2022 and 2021, respectively.
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
Following is a summary of fair value measurements for investments as of December 30, 2023 and December 31, 2022:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in millions)
December 30, 2023	$13,766	2,665	11,101	—
December 31, 2022	11,558	2,137	9,421	—

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(3)    Investments
(a)Debt Securities
Following is a summary of debt securities as of December 30, 2023 and December 31, 2022:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in millions)
2023
Taxable bonds	$11,467	23	574	10,916
Restricted investments	186	2	3	185
	$11,653	25	577	11,101
2022
Taxable bonds	$9,705	6	830	8,881
Tax exempt bonds	37	—	—	37
Restricted investments	170	—	4	166
	$9,912	6	834	9,084
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.
Following is a summary of the cost and fair value of debt securities by expected maturity as of December 30, 2023 and December 31, 2022:

	2023		2022
	Cost	Fair Value	Cost	Fair Value
		(Amounts are in millions)
Due in one year or less	$1,906	1,899	570	566
Due after one year through five years	9,404	8,853	8,355	7,661
Due after five years through ten years	327	333	985	855
Due after ten years	16	16	2	2
	$11,653	11,101	9,912	9,084

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

The Company had no debt securities with credit losses as of December 30, 2023 and December 31, 2022.
Following is a summary of debt securities with other unrealized losses by the time period impaired as of December 30, 2023 and December 31, 2022:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in millions)
2023
Taxable bonds	$1,276	2	7,845	572	9,121	574
Restricted investments	30	1	76	2	106	3
	$1,306	3	7,921	574	9,227	577
2022
Taxable bonds	$3,705	199	4,627	631	8,332	830
Restricted investments	151	2	15	2	166	4
	$3,856	201	4,642	633	8,498	834
There are 437 debt securities contributing to the total unrealized losses of $577 million as of December 30, 2023. Unrealized losses related to debt securities are primarily due to increases in interest rates that occurred since the debt securities were purchased. The Company continues to receive scheduled principal and interest payments on these debt securities.
(b)Equity Securities
The fair value of equity securities was $2.7 billion and $2.5 billion as of December 30, 2023 and December 31, 2022, respectively.
(c)Investment Income (Loss)
Net realized gain or loss on investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. The net realized gain or loss on investments excludes the net gain or loss on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately in the following table.
Following is a summary of investment income (loss) for 2023, 2022 and 2021:

	2023	2022	2021
	(Amounts are in millions)
Interest and dividend income	$379	256	197
Net realized gain (loss) on investments	134	(2)	33
	513	254	230
Fair value adjustment, due to net unrealized gain (loss), on equity securities held at end of year	398	(1,516)	1,109
Net gain on sale of equity securities previously recognized through fair value adjustment	(48)	—	(9)
	$863	(1,262)	1,330

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(4)    Leases
(a)Lessee
Following is a summary of lease expense for 2023, 2022 and 2021:

	2023	2022	2021
	(Amounts are in millions)
Operating lease expense	$475	457	445
Finance lease expense:
Amortization of right-of-use assets	32	29	22
Interest on lease liabilities	17	15	11
Variable lease expense	203	181	166
Sublease rental income	(1)	(1)	(2)
	$726	681	642
Following is a summary of supplemental cash flow information related to leases for 2023, 2022 and 2021:

	2023	2022	2021
	(Amounts are in millions)
Operating cash flows from rent paid for operating lease liabilities	$467	451	444
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	483	445	362
Finance leases	150	96	188
Following is a summary of the weighted average remaining lease term and weighted average discount rate as of December 30, 2023 and December 31, 2022:

	2023	2022
Weighted average remaining lease term:
Operating leases	12 years	12 years
Finance leases	18 years	18 years
Weighted average discount rate:
Operating leases	4.0%	3.6%
Finance leases	4.1%	3.3%

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

Following is a summary of maturities of lease liabilities as of December 30, 2023:

Year	Operating Leases	Finance Leases
	(Amounts are in millions)
2024	$470	45
2025	431	45
2026	389	45
2027	344	45
2028	291	45
Thereafter	1,875	563
	3,800	788
Less: Imputed interest	(815)	(229)
	$2,985	559
As of December 30, 2023, the Company has lease agreements that have not yet commenced with fixed lease payments totaling $532 million. These leases will commence in future periods with terms ranging up to 20 years.
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
Following is a summary of total lease income for 2023, 2022 and 2021:

	2023	2022	2021
	(Amounts are in millions)
Lease income	$193	173	162
Variable lease income	60	49	44
	$253	222	206
Following is a summary of future fixed lease payments for all noncancelable operating leases as of December 30, 2023:

Year
(Amounts are in millions)
2024	$198
2025	165
2026	133
2027	99
2028	63
Thereafter	214
$872

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
As of December 30, 2023, the carrying amounts of the assets and liabilities of the consolidated JVs were $140 million and $38 million, respectively. As of December 31, 2022, the carrying amounts of the assets and liabilities of the consolidated JVs were $136 million and $40 million, respectively. The assets are owned by and the liabilities are obligations of the JVs, not the Company, except for a portion of the long-term debt of certain JVs guaranteed by the Company. The JVs are financed with capital contributions from the members, loans and/or the cash flows generated by the JV owned shopping centers once in operation. Total earnings attributable to noncontrolling interests for 2023, 2022 and 2021 were immaterial. The Company’s involvement with these JVs does not have a significant effect on the Company’s financial condition, results of operations or cash flows.
The Company’s long-term debt results primarily from the consolidation of loans of certain JVs and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. No loans were assumed during 2023 or 2022. Maturities of JV loans range from June 2026 through April 2027 and have variable interest rates based on a Secured Overnight Financing Rate (SOFR) index plus 200 to 210 basis points. Maturities of assumed shopping center loans range from April 2024 through January 2027 and have fixed interest rates ranging from 4.5% to 7.5%.
Following is a summary of the aggregate annual maturities and scheduled payments of long-term debt as of December 30, 2023:

Year
(Amounts are in millions)
2024	$17
2025	1
2026	18
2027	23
$59

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(6)    Self-Insurance Reserves
Following is a reconciliation of the self-insurance reserves for 2023, 2022 and 2021:

	Balance at Beginning of Year	Additions Charged to Income	Deductions From Reserves	Balance at End of Year
	(Amounts are in millions)
2023
Current	$210	597	544	263
Noncurrent	268	(5)	—	263
	$478	592	544	526
2022
Current	$191	526	507	210
Noncurrent	249	19	—	268
	$440	545	507	478
2021
Current	$161	524	494	191
Noncurrent	236	13	—	249
	$397	537	494	440
(7)    Retirement Plans
The Company has a trusteed, noncontributory ESOP for the benefit of eligible employees. The Company recognizes an expense related to the Company’s discretionary contribution to the ESOP that is approved by the Board of Directors each year. ESOP contributions can be made in Company common stock or cash. Compensation expense recorded for contributions to this plan was $491 million, $450 million and $427 million for 2023, 2022 and 2021, respectively.
Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $604 million and $629 million as of December 30, 2023 and December 31, 2022, respectively. The cost of the shares held by the ESOP totaled $3.6 billion and $3.4 billion as of December 30, 2023 and December 31, 2022, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $4.2 billion and $4.0 billion as of December 30, 2023 and December 31, 2022, respectively. The fair value of the shares held by the ESOP totaled $11.2 billion and $10.2 billion as of December 30, 2023 and December 31, 2022, respectively.
The Company has a 401(k) Plan for the benefit of eligible employees. The 401(k) Plan is a voluntary defined contribution plan. Eligible employees may contribute up to 30% of their eligible annual compensation, subject to the maximum contribution limits established by federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2023, 2022 and 2021, the Board of Directors approved a match of 50% of eligible annual contributions up to 3% of eligible annual compensation, not to exceed a maximum match of $750 per employee. Compensation expense recorded for the Company’s match to the 401(k) Plan was $48 million, $47 million and $44 million for 2023, 2022 and 2021, respectively.
The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(8)    Income Taxes
Following is a summary of the allocation of total income taxes for 2023, 2022 and 2021:

	2023	2022	2021
	(Amounts are in millions)
Earnings	$1,093	668	1,148
Other comprehensive earnings (losses)	70	(206)	(70)
	$1,163	462	1,078
Following is a summary of the provision for income taxes for 2023, 2022 and 2021:

	Current	Deferred	Total
	(Amounts are in millions)
2023
Federal	$848	111	959
State	126	8	134
	$974	119	1,093
2022
Federal	$810	(175)	635
State	108	(75)	33
	$918	(250)	668
2021
Federal	$755	264	1,019
State	65	64	129
	$820	328	1,148
Following is a reconciliation of the provision for income taxes at the federal statutory income tax rate of 21% to earnings before income taxes compared to the Company’s actual income tax expense for 2023, 2022 and 2021:

	2023	2022	2021
	(Amounts are in millions)
Federal tax at statutory income tax rate	$1,143	753	1,168
State income taxes (net of federal tax benefit)	106	26	102
ESOP dividend	(62)	(58)	(51)
Renewable energy investment tax credits	(58)	(16)	(36)
Other, net	(36)	(37)	(35)
	$1,093	668	1,148

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

Following is a summary of the tax effects of temporary differences that give rise to significant portions of deferred income taxes as of December 30, 2023 and December 31, 2022:

	2023	2022
	(Amounts are in millions)
Deferred tax liabilities and (assets):
Property, plant and equipment	$905	857
Lease assets	847	812
Investments	67	(75)
Inventories	60	52
Lease liabilities	(901)	(858)
Self-insurance reserves	(108)	(96)
Retirement plan contributions	(48)	(48)
Postretirement benefit cost	(25)	(25)
Vendor rebates	(15)	(20)
Other	(18)	(24)
	$764	575
The Company expects the results of future operations and the reversal of deferred tax liabilities to generate sufficient taxable income to allow utilization of deferred tax assets; therefore, no valuation allowance has been recorded as of December 30, 2023 and December 31, 2022.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns as well as all open tax years in these jurisdictions. The periods subject to examination for the Company’s federal income tax returns are the 2018 through 2022 tax years. The periods subject to examination for the Company’s state income tax returns are the 2016 through 2022 tax years. The Company believes that the outcome of any examinations will not have a material effect on its financial condition, results of operations or cash flows.
The Company had no unrecognized tax benefits in 2023 and 2022. As a result, there will be no effect on the Company’s effective income tax rate in future periods due to the recognition of unrecognized tax benefits.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(9)    Accumulated Other Comprehensive Earnings (Losses)
Following is a reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for 2023, 2022 and 2021:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in millions)
Balances at December 26, 2020	$224	(23)	201
Unrealized loss on debt securities	(201)	—	(201)
Net realized gain on debt securities reclassified to investment income	(16)	—	(16)
Adjustment to postretirement benefit obligation	—	11	11
Net other comprehensive (losses) earnings	(217)	11	(206)
Balances at December 25, 2021	7	(12)	(5)
Unrealized loss on debt securities	(626)	—	(626)
Net realized loss on debt securities reclassified to investment income	1	—	1
Adjustment to postretirement benefit obligation	—	21	21
Net other comprehensive (losses) earnings	(625)	21	(604)
Balances at December 31, 2022	(618)	9	(609)
Unrealized gain on debt securities	206	—	206
Adjustment to postretirement benefit obligation	—	(1)	(1)
Net other comprehensive earnings (losses)	206	(1)	205
Balances at December 30, 2023	$(412)	8	(404)

(10)    Commitments and Contingencies
The Company is subject from time to time to various lawsuits, claims and charges arising in the normal course of business, including employment, personal injury, commercial and other matters. Some lawsuits also contain class action allegations. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could result in costly litigation that could adversely affect the Company’s business. The Company believes its recorded reserves are adequate in light of the probable and estimable liabilities. The estimated amount of reasonably possible losses for lawsuits, claims and charges, individually and in the aggregate, is considered to be immaterial. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
(11)    Subsequent Event
On January 2, 2024, the Company declared a quarterly dividend on its common stock of $0.10 per share or $329 million, payable February 1, 2024 to stockholders of record as of the close of business January 15, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the principal executive officer and principal financial officer each concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.
Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment and these criteria, management believes that the Company’s internal control over financial reporting was effective as of December 30, 2023.
Item 9B. Other Information
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning the executive officers of the Company is set forth on the following page. All other information regarding this item is incorporated by reference from the Proxy Statement of the Company (2024 Proxy Statement), which the Company intends to file no later than 120 days after its fiscal year end.
The Company has adopted a Code of Ethical Conduct for Financial Managers that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and all persons performing similar functions. A copy of the Code of Ethical Conduct for Financial Managers is filed as Exhibit 14 to this Annual Report. Any amendment to, or waiver from, any provision of the Code of Ethical Conduct for Financial Managers will be posted on the Company’s website at corporate.publix.com/stock.
Item 11. Executive Compensation
Information regarding this item is incorporated by reference from the 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding this item is incorporated by reference from the 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information regarding this item is incorporated by reference from the 2024 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information regarding this item is incorporated by reference from the 2024 Proxy Statement.

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since
Executive Officers of the Company
Norman J. Badger	45	Regional Director of Retail Operations of the Company to May 2020, Vice President to January 2024, Senior Vice President thereafter.	2020
David E. Bornmann	66	Senior Vice President of the Company.	1998
Laurie Z. Douglas	60	Senior Vice President, Chief Information Officer and Chief Digital Officer of the Company.	2006
John L. Goff, Jr.	50	Vice President of the Company to January 2022, Senior Vice President to January 2024, President thereafter.	2019
Randall T. Jones, Sr.	61	Chief Executive Officer of the Company to January 2024, Executive Chairman thereafter.	2003
Merriann M. Metz	48	Assistant General Counsel and Assistant Secretary of the Company to June 2019, Vice President, General Counsel and Secretary to January 2022, Senior Vice President, General Counsel and Secretary thereafter.	2016
Kevin S. Murphy	53	President of the Company to January 2024, Chief Executive Officer thereafter.	2014
David P. Phillips	64	Executive Vice President, Chief Financial Officer and Treasurer of the Company and Trustee of the Committee of Trustees of the ESOP.	1990
Michael R. Smith	64	Senior Vice President of the Company.	2005
Officers of the Company
Monica A. Allman	50	Director of Stock Programs of the Company to March 2023, Vice President thereafter.	2023
Randolph L. Barber	61	Vice President of the Company.	2018
Robert J. Bechtel	60	Vice President of the Company.	2016
Adrian Bennett	54	Regional Director of Retail Operations of the Company to July 2021, Vice President thereafter.	2021
Marcy P. Benton	55	Vice President of the Company.	2017
Matthew I. Crawley	55	Regional Director of Retail Operations of the Company to January 2022, Vice President thereafter.	2022
Kyle C. Davis	61	Director of Warehousing of the Company to January 2022, Vice President thereafter.	2022
Christopher P. Haake	55	Business Development Director of the Company to January 2022, Vice President thereafter.	2022
Linda S. Hall	64	Vice President of the Company.	2002
Douglas A. Harris, Jr.	51	Director of Manufacturing Operations of the Company to May 2019, Vice President thereafter.	2019
Kris Jonczyk	54	Regional Director of Retail Operations of the Company to January 2020, Vice President thereafter.	2020
Erik J. Katenkamp	52	Vice President of the Company.	2013
L. Renee Kelly	62	Vice President of the Company.	2013
Michael E. Lester	58	Vice President of the Company.	2019
Robert J. McGarrity	62	Vice President of the Company.	2017
Christopher J. Mesa	54	Director of Tax and Treasury of the Company to January 2022, Vice President thereafter.	2022
Bridgid A. O'Connor	42	Director of Real Estate Strategy of the Company to April 2022, Vice President thereafter.	2022
Brad E. Oliver	50	Vice President of the Company.	2018
John F. Provenzano	50	Vice President of the Company.	2017
William W. Rayburn, IV	61	Vice President of the Company.	2017
Malinda G. Renfroe	44	Manager of Marketing Brand Management of the Company to April 2019, Director of Marketing Operations to March 2022, Vice President thereafter.	2022

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since
Officers of the Company (Continued)
Joseph R. Riddle	45	District Manager of Retail Operations of the Company to February 2020, Regional Director of Retail Operations to April 2023, Vice President thereafter.	2023
Dain Rusk	50	Vice President of the Company.	2018
Marc H. Salm	63	Vice President of the Company.	2008
Mikhael H. Ser	53	Director of Construction of the Company to January 2021, Director of Facility Refrigeration and Energy Management to January 2024, Vice President thereafter.	2024
Christopher M. Shaw	54	Business Development Director of the Company to January 2024, Vice President thereafter.	2024
Marsha C. Singh	49	Regional Director of Retail Operations of the Company to January 2023, Vice President thereafter.	2023
D. Douglas Stalbaum	44	Director of Finance of Rooms To Go to March 2019, Director of Business Analysis and Reporting of the Company to January 2022, Vice President thereafter.	2022
Steven B. Wellslager	57	Vice President of the Company.	2013

The terms of all officers expire in May 2024 or upon the election of their successors.

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
(b)Exhibits

3.1	Composite Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 25, 2022.
3.2	Amended and Restated By-laws are incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated December 18, 2023.
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

14	Code of Ethical Conduct for Financial Managers.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from this Annual Report is formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Earnings, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
* Represents management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

March 1, 2024	By:	/s/ Merriann M. Metz
Merriann M. Metz
Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jessica L. Blume	Director	March 1, 2024
Jessica L. Blume

/s/ William E. Crenshaw	Chairman Emeritus and Director	March 1, 2024
William E. Crenshaw

/s/ Joseph DiBenedetto, Jr.	Director	March 1, 2024
Joseph DiBenedetto, Jr.

/s/ Mark R. Irby	Director	March 1, 2024
Mark R. Irby

/s/ Howard M. Jenkins	Director	March 1, 2024
Howard M. Jenkins

/s/ Jennifer A. Jenkins	Director	March 1, 2024
Jennifer A. Jenkins

/s/ Randall T. Jones, Sr.	Executive Chairman	March 1, 2024
Randall T. Jones, Sr.	(Co-Principal Executive Officer)

/s/ Stephen M. Knopik	Director	March 1, 2024
Stephen M. Knopik

/s/ Kevin S. Murphy	Chief Executive Officer	March 1, 2024
Kevin S. Murphy	(Co-Principal Executive Officer)

/s/ David P. Phillips	Executive Vice President, Chief Financial Officer, Treasurer	March 1, 2024
David P. Phillips	and Director (Principal Financial and Accounting Officer)