Form 10-Q
period 2024-09-28
PUBLIX SUPER MARKETS INC
filed 2024-11-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
Yes                 No    X
The number of shares of the Registrant’s common stock outstanding as of October 15, 2024 was 3,270,000,000.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in millions, except par value)
(Unaudited)

	September 28, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$945	865
Short-term investments	2,563	1,899
Trade receivables	1,177	1,174
Inventories	2,405	2,462
Prepaid expenses	81	82
Total current assets	7,171	6,482
Long-term investments	12,336	11,867
Other noncurrent assets	841	730
Operating lease right-of-use assets	3,090	3,121
Property, plant and equipment	22,146	20,393
Accumulated depreciation	(8,733)	(8,209)
Net property, plant and equipment	13,413	12,184
	$36,851	34,384
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,738	2,931
Accrued expenses:
Contributions to retirement plans	620	730
Self-insurance reserves	283	263
Salaries and wages	507	226
Other	661	537
Current portion of long-term debt	4	17
Current portion of operating lease liabilities	353	361
Income taxes	75	217
Total current liabilities	5,241	5,282
Deferred income taxes	1,005	764
Self-insurance reserves	279	263
Long-term debt	40	42
Operating lease liabilities	2,569	2,624
Finance lease liabilities	645	536
Other noncurrent liabilities	205	202
Total liabilities	9,984	9,713
Common stock related to Employee Stock Ownership Plan (ESOP)	4,548	4,220
Stockholders’ equity:
Common stock of $1 par value. Authorized 4,000 shares; issued 3,316 shares in 2024 and 3,294 shares in 2023	3,316	3,294
Additional paid-in capital	2,323	2,005
Retained earnings	22,139	19,741
Treasury stock at cost, 46 shares in 2024	(740)	—
Accumulated other comprehensive losses	(206)	(404)
Common stock related to ESOP	(4,548)	(4,220)
Total stockholders’ equity	22,284	20,416
Noncontrolling interests	35	35
Total equity	26,867	24,671
	$36,851	34,384
See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 28, 2024	September 30, 2023
Revenues:
Sales	$14,630	13,952
Other operating income	103	110
Total revenues	14,733	14,062
Costs and expenses:
Cost of merchandise sold	10,915	10,282
Operating and administrative expenses	2,798	2,724
Total costs and expenses	13,713	13,006
Operating profit	1,020	1,056
Investment income (loss)	332	(43)
Other nonoperating income, net	22	24
Earnings before income tax expense	1,374	1,037
Income tax expense	277	204
Net earnings	$1,097	833
Weighted average shares outstanding	3,278	3,320
Earnings per share	$0.33	0.25

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in millions)
(Unaudited)

	Three Months Ended
	September 28, 2024	September 30, 2023
Net earnings	$1,097	833
Other comprehensive earnings (losses):
Unrealized gain (loss) on debt securities net of income taxes of $68.4 and $(12.5) in 2024 and 2023, respectively.	201	(37)
Reclassification adjustment for net realized gain on debt securities net of income taxes of $(0.2) in 2024.	(1)	—
Comprehensive earnings	$1,297	796

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in millions, except per share amounts)
(Unaudited)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Revenues:
Sales	$44,207	42,370
Other operating income	324	319
Total revenues	44,531	42,689
Costs and expenses:
Cost of merchandise sold	32,879	31,190
Operating and administrative expenses	8,385	8,158
Total costs and expenses	41,264	39,348
Operating profit	3,267	3,341
Investment income	978	584
Other nonoperating income, net	83	82
Earnings before income tax expense	4,328	4,007
Income tax expense	893	836
Net earnings	$3,435	3,171
Weighted average shares outstanding	3,290	3,327
Earnings per share	$1.04	0.95

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in millions)
(Unaudited)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Net earnings	$3,435	3,171
Other comprehensive earnings (losses):
Unrealized gain (loss) on debt securities net of income taxes of $68.1 and $(1.2) in 2024 and 2023, respectively.	199	(4)
Reclassification adjustment for net realized gain on debt securities net of income taxes of $(0.2) in 2024.	(1)	—
Comprehensive earnings	$3,633	3,167

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in millions)
(Unaudited)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Cash received from customers	$44,420	42,598
Cash paid to employees and suppliers	(39,468)	(37,909)
Income taxes paid	(828)	(622)
Self-insured claims paid	(456)	(395)
Dividends and interest received	334	291
Other operating cash receipts	321	317
Other operating cash payments	(26)	(23)
Net cash provided by operating activities	4,297	4,257
Cash flows from investing activities:
Payment for capital expenditures	(1,991)	(1,325)
Proceeds from sale of property, plant and equipment	20	13
Payment for investments	(2,390)	(2,372)
Proceeds from sale and maturity of investments	2,105	861
Net cash used in investing activities	(2,256)	(2,823)
Cash flows from financing activities:
Payment for acquisition of common stock	(1,102)	(895)
Proceeds from sale of common stock	211	212
Dividends paid	(1,037)	(965)
Repayment of long-term debt	(33)	(34)
Other, net	—	1
Net cash used in financing activities	(1,961)	(1,681)
Net increase (decrease) in cash and cash equivalents	80	(247)
Cash and cash equivalents at beginning of period	865	1,336
Cash and cash equivalents at end of period	$945	1,089

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in millions)
(Unaudited)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$3,435	3,171
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	752	676
Increase in last-in, first-out (LIFO) reserve	22	85
Retirement contributions paid or payable in common stock	388	362
Deferred income taxes	173	55
Gain on disposal and impairment of long-lived assets	(7)	(5)
Gain on investments	(655)	(311)
Net amortization of investments	17	39
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(3)	32
Inventories	35	(168)
Other assets	30	78
Accounts payable and accrued expenses	236	162
Income taxes	(142)	66
Other liabilities	16	15
Total adjustments	862	1,086
Net cash provided by operating activities	$4,297	4,257

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts are in millions, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
2024
Balances at December 30, 2023	$3,294	2,005	19,741	—	(404)	(4,220)	20,416
Comprehensive earnings	—	—	1,366	—	(15)	—	1,351
Dividends, $0.10 per share	—	—	(329)	—	—	—	(329)
Contribution of 32 shares to retirement plan	22	312	—	157	—	—	491
Acquisition of 26 shares from stockholders	—	—	—	(394)	—	—	(394)
Sale of 7 shares to stockholders	—	6	—	104	—	—	110
Change for ESOP related shares	—	—	—	—	—	(615)	(615)
Balances at March 30, 2024	3,316	2,323	20,778	(133)	(419)	(4,835)	21,030
Comprehensive earnings	—	—	972	—	13	—	985
Dividends, $0.1075 per share	—	—	(356)	—	—	—	(356)
Acquisition of 26 shares from stockholders	—	—	—	(421)	—	—	(421)
Sale of 2 shares to stockholders	—	—	—	35	—	—	35
Change for ESOP related shares	—	—	—	—	—	220	220
Balances at June 29, 2024	3,316	2,323	21,394	(519)	(406)	(4,615)	21,493
Comprehensive earnings	—	—	1,097	—	200	—	1,297
Dividends, $0.1075 per share	—	—	(352)	—	—	—	(352)
Acquisition of 17 shares from stockholders	—	—	—	(287)	—	—	(287)
Sale of 4 shares to stockholders	—	—	—	66	—	—	66
Change for ESOP related shares	—	—	—	—	—	67	67
Balances at September 28, 2024	$3,316	2,323	22,139	(740)	(206)	(4,548)	22,284

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

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three and nine months ended September 28, 2024 may not necessarily be indicative of the results for the entire 2024 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023 (Annual Report).
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
Following is a summary of fair value measurements for investments as of September 28, 2024 and December 30, 2023:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in millions)
September 28, 2024	$14,899	3,348	11,551	—
December 30, 2023	13,766	2,665	11,101	—

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)Investments
(a)Debt Securities
Following is a summary of debt securities as of September 28, 2024 and December 30, 2023:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in millions)
September 28, 2024
Taxable bonds	$11,652	59	346	11,365
Restricted investments	185	2	1	186
	$11,837	61	347	11,551
December 30, 2023
Taxable bonds	$11,467	23	574	10,916
Restricted investments	186	2	3	185
	$11,653	25	577	11,101
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.
Following is a summary of the cost and fair value of debt securities by expected maturity as of September 28, 2024 and December 30, 2023:

	September 28, 2024		December 30, 2023
	Cost	Fair Value	Cost	Fair Value
	(Amounts are in millions)
Due in one year or less	$2,588	2,563	1,906	1,899
Due after one year through five years	7,969	7,681	9,404	8,853
Due after five years through ten years	1,219	1,246	327	333
Due after ten years	61	61	16	16
	$11,837	11,551	11,653	11,101

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had no debt securities with credit losses as of September 28, 2024 and December 30, 2023.
Following is a summary of debt securities with other unrealized losses by the time period impaired as of September 28, 2024 and December 30, 2023:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in millions)
September 28, 2024
Taxable bonds	$244	—	7,534	346	7,778	346
Restricted investments	15	—	31	1	46	1
	$259	—	7,565	347	7,824	347
December 30, 2023
Taxable bonds	$1,276	2	7,845	572	9,121	574
Restricted investments	30	1	76	2	106	3
	$1,306	3	7,921	574	9,227	577
There were 345 debt securities contributing to the total unrealized losses of $347 million as of September 28, 2024. Unrealized losses related to debt securities are primarily due to increases in interest rates that occurred since the debt securities were purchased. The Company continues to receive scheduled principal and interest payments on these debt securities.
(b)Equity Securities
Equity securities are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). The fair value of equity securities was $3.3 billion and $2.7 billion as of September 28, 2024 and December 30, 2023, respectively.
(c)Investment Income (Loss)
Net realized gain or loss on investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. The net realized gain or loss on investments excludes the net gain or loss on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately in the following table.
Following is a summary of investment income (loss) for the three and nine months ended September 28, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(Amounts are in millions)
Interest and dividend income	$107	101	323	273
Net realized gain on investments	1	—	1	134
	108	101	324	407
Fair value adjustment, due to net unrealized gain (loss), on equity securities held at end of period	224	(144)	654	225
Net gain on sale of equity securities previously recognized through fair value adjustment	—	—	—	(48)
	$332	(43)	978	584

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $631 million and $604 million as of September 28, 2024 and December 30, 2023, respectively. The cost of the shares held by the ESOP totaled $3.9 billion and $3.6 billion as of September 28, 2024 and December 30, 2023, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $4.5 billion and $4.2 billion as of September 28, 2024 and December 30, 2023, respectively. The fair value of the shares held by the ESOP totaled $12.0 billion and $11.2 billion as of September 28, 2024 and December 30, 2023, respectively.
(5)Accumulated Other Comprehensive Earnings (Losses)
Following is a reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the three months ended September 28, 2024 and September 30, 2023:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in millions)
2024
Balances at June 29, 2024	$(414)	8	(406)
Unrealized gain on debt securities	201	—	201
Net realized gain on debt securities reclassified to investment income	(1)	—	(1)
Net other comprehensive earnings	200	—	200
Balances at September 28, 2024	$(214)	8	(206)
2023
Balances at July 1, 2023	$(585)	9	(576)
Unrealized loss on debt securities	(37)	—	(37)
Net other comprehensive losses	(37)	—	(37)
Balances at September 30, 2023	$(622)	9	(613)

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for the nine months ended September 28, 2024 and September 30, 2023:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in millions)
2024
Balances at December 30, 2023	$(412)	8	(404)
Unrealized gain on debt securities	199	—	199
Net realized gain on debt securities reclassified to investment income	(1)	—	(1)
Net other comprehensive earnings	198	—	198
Balances at September 28, 2024	$(214)	8	(206)
2023
Balances at December 31, 2022	$(618)	9	(609)
Unrealized loss on debt securities	(4)	—	(4)
Net other comprehensive losses	(4)	—	(4)
Balances at September 30, 2023	$(622)	9	(613)

(6)Subsequent Event
On October 1, 2024, the Company declared a quarterly dividend on its common stock of $0.1075 per share or $351 million, payable November 1, 2024 to stockholders of record as of the close of business October 15, 2024.
The Company was impacted by Hurricane Milton which made landfall in Florida on October 9, 2024. As a result, temporary supermarket closings occurred due to weather conditions and evacuations of certain areas. The impact of the hurricane is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The objective of this section is to provide a summary of material information relevant to enhancing the stockholders’ understanding of the financial condition and results of operations of the Company. Following is an analysis of the financial condition and results of operations of the Company for the three and nine months ended September 28, 2024 as compared with the three and nine months ended September 30, 2023. This information should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes and the Annual Report.
Overview
The Company is engaged in the retail food industry and as of September 28, 2024 operated 1,379 supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina, Virginia and Kentucky. The Company has no other significant lines of business or industry segments. For the nine months ended September 28, 2024, 28 supermarkets were opened (including five replacement supermarkets) and 91 supermarkets were remodeled. Nine supermarkets were closed during the period. The replacement supermarkets that opened during the nine months ended September 28, 2024 replaced two supermarkets closed in the same period and three supermarkets closed in a previous period. Seven supermarkets closed in 2024 will be replaced on site in a subsequent period. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Results of Operations
Sales
Sales for the three months ended September 28, 2024 were $14.6 billion as compared with $14.0 billion for the three months ended September 30, 2023, an increase of $678 million or 4.9%. The increase in sales for the three months ended September 28, 2024 as compared with the three months ended September 30, 2023 was primarily due to new supermarket sales and a 3.4% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). The Company estimates that its sales for the three months ended September 28, 2024 increased $80 million or 0.6% due to the impact of Hurricane Helene. Comparable store sales for the three months ended September 28, 2024 increased primarily due to the impact of inflation on product costs and Hurricane Helene. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 12 to 15 months.
Sales for the nine months ended September 28, 2024 were $44.2 billion as compared with $42.4 billion for the nine months ended September 30, 2023, an increase of $1.8 billion or 4.3%. The increase in sales for the nine months ended September 28, 2024 as compared with the nine months ended September 30, 2023 was primarily due to new supermarket sales and a 2.5% increase in comparable store sales. Comparable store sales for the nine months ended September 28, 2024 increased primarily due to the impact of inflation on product costs.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 25.4% and 26.3% for the three months ended September 28, 2024 and September 30, 2023, respectively. Gross profit as a percentage of sales was 25.6% and 26.4% for the nine months ended September 28, 2024 and September 30, 2023, respectively. The decrease in gross profit as a percentage of sales for the three and nine months ended September 28, 2024 as compared with the three and nine months ended September 30, 2023 was primarily due to a Medicare reimbursement process change related to pharmacy fees effective January 1, 2024. The Medicare reimbursement process change reduces both gross profit and operating and administrative expenses.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 19.1% and 19.5% for the three months ended September 28, 2024 and September 30, 2023, respectively. Operating and administrative expenses as a percentage of sales were 19.0% and 19.3% for the nine months ended September 28, 2024 and September 30, 2023, respectively. The decrease in operating and administrative expenses as a percentage of sales for the three and nine months ended September 28, 2024 as compared with the three and nine months ended September 30, 2023 was primarily due to a Medicare reimbursement process change related to pharmacy fees effective January 1, 2024, partially offset by the increase in payroll costs as a percentage of sales. The Medicare reimbursement process change reduces both gross profit and operating and administrative expenses.

Operating profit
Operating profit as a percentage of sales was 7.0% and 7.6% for the three months ended September 28, 2024 and September 30, 2023, respectively. Operating profit as a percentage of sales was 7.4% and 7.9% for the nine months ended September 28, 2024 and September 30, 2023, respectively. The decrease in operating profit as a percentage of sales for the three and nine months ended September 28, 2024 as compared with the three and nine months ended September 30, 2023 was primarily due to the increase in payroll costs as a percentage of sales.
Investment income (loss)
Investment income for the three months ended September 28, 2024 was $332 million as compared with an investment loss for the three months ended September 30, 2023 of $43 million. Excluding the impact of net unrealized gains on equity securities in 2024 and net unrealized losses on equity securities in 2023, investment income would have been $108 million and $101 million for the three months ended September 28, 2024 and September 30, 2023, respectively. Excluding the impact of net unrealized gains on equity securities in 2024 and net unrealized losses on equity securities in 2023, investment income for the three months ended September 28, 2024 as compared with the three months ended September 30, 2023 remained relatively unchanged.
Investment income for the nine months ended September 28, 2024 and September 30, 2023 was $978 million and $584 million, respectively. Excluding the impact of net unrealized gains on equity securities in 2024 and 2023, investment income would have been $324 million and $407 million for the nine months ended September 28, 2024 and September 30, 2023, respectively. Excluding the impact of net unrealized gains on equity securities in 2024 and 2023, the decrease in investment income for the nine months ended September 28, 2024 as compared with the nine months ended September 30, 2023 was due to the decrease in net realized gains on investments, partially offset by the increase in interest and dividend income.
Income tax expense
The effective income tax rate was 20.2% and 19.7% for the three months ended September 28, 2024 and September 30, 2023, respectively. The increase in the effective income tax rate for the three months ended September 28, 2024 as compared with the three months ended September 30, 2023 was primarily due to the decreased impact of permanent deductions and credits relative to earnings before income tax expense. The effective income tax rate was 20.6% and 20.9% for the nine months ended September 28, 2024 and September 30, 2023, respectively. The decrease in the effective income tax rate for the nine months ended September 28, 2024 as compared with the nine months ended September 30, 2023 was primarily due to the increased impact of permanent deductions and credits relative to earnings before income tax expense.
Net earnings
Net earnings were $1.1 billion or $0.33 per share and $833 million or $0.25 per share for the three months ended September 28, 2024 and September 30, 2023, respectively. Net earnings as a percentage of sales were 7.5% and 6.0% for the three months ended September 28, 2024 and September 30, 2023, respectively. Excluding the impact of net unrealized gains on equity securities in 2024 and net unrealized losses on equity securities in 2023, net earnings would have been $930 million or $0.28 per share and 6.4% as a percentage of sales for the three months ended September 28, 2024 and $940 million or $0.28 per share and 6.7% as a percentage of sales for the three months ended September 30, 2023. Excluding the impact of net unrealized gains on equity securities in 2024 and net unrealized losses on equity securities in 2023, the decrease in net earnings as a percentage of sales for the three months ended September 28, 2024 as compared with the three months ended September 30, 2023 was primarily due to the decrease in operating profit as a percentage of sales.
Net earnings were $3.4 billion or $1.04 per share and $3.2 billion or $0.95 per share for the nine months ended September 28, 2024 and September 30, 2023, respectively. Net earnings as a percentage of sales were 7.8% and 7.5% for the nine months ended September 28, 2024 and September 30, 2023, respectively. Excluding the impact of net unrealized gains on equity securities in 2024 and 2023, net earnings would have been $2.9 billion or $0.90 per share and 6.7% as a percentage of sales for the nine months ended September 28, 2024 and $3.0 billion or $0.91 per share and 7.2% as a percentage of sales for the nine months ended September 30, 2023. Excluding the impact of net unrealized gains on equity securities in 2024 and 2023, the decrease in net earnings as a percentage of sales for the nine months ended September 28, 2024 as compared with the nine months ended September 30, 2023 was primarily due to the decrease in operating profit as a percentage of sales and the decrease in net realized gains on investments, partially offset by the increase in interest and dividend income.

Non-GAAP Financial Measures
In addition to reporting financial results for the three and nine months ended September 28, 2024 and September 30, 2023 in accordance with GAAP, the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations.
Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for the three and nine months ended September 28, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(Amounts are in millions, except per share amounts)
Net earnings	$1,097	833	3,435	3,171
Fair value adjustment, due to net unrealized (gain) loss, on equity securities held at end of period	(224)	144	(654)	(225)
Net gain on sale of equity securities previously recognized through fair value adjustment	—	—	—	48
Income tax expense (benefit) (1)	57	(37)	166	45
Net earnings excluding impact of fair value adjustment	$930	940	2,947	3,039
Weighted average shares outstanding	3,278	3,320	3,290	3,327
Earnings per share excluding impact of fair value adjustment	$0.28	0.28	0.90	0.91
(1)Income tax expense (benefit) is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $15.8 billion as of September 28, 2024, as compared with $14.6 billion as of December 30, 2023 and $14.3 billion as of September 30, 2023. The increase from the third quarter of 2023 to the third quarter of 2024 was primarily due to the increase in the fair value of investments.
Net cash provided by operating activities
Net cash provided by operating activities was $4.3 billion for the nine months ended September 28, 2024 and September 30, 2023. Net cash provided by operating activities for the nine months ended September 28, 2024 as compared with the nine months ended September 30, 2023 remained relatively unchanged primarily due to the payment in 2023 of payroll taxes that were deferred under a coronavirus tax relief provision in 2020 and the timing of purchases of inventories, offset by the increase in income taxes paid. Income taxes paid in 2024 includes payments for 2023 that were deferred due to Hurricane Idalia. Income taxes paid in 2023 includes payments for 2022 that were deferred due to Hurricane Ian.
Net cash used in investing activities
Net cash used in investing activities was $2.3 billion and $2.8 billion for the nine months ended September 28, 2024 and September 30, 2023, respectively. The primary use of net cash in investing activities for the nine months ended September 28, 2024 was funding capital expenditures and net increases in investments. Capital expenditures for the nine months ended September 28, 2024 totaled $2.0 billion. These expenditures were incurred in connection with the opening of 28 supermarkets (including five replacement supermarkets) and the remodeling of 91 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. For the nine months ended September 28, 2024, the payment for investments, net of the proceeds from the sale and maturity of investments, was $285 million.
Net cash used in financing activities
Net cash used in financing activities was $2.0 billion and $1.7 billion for the nine months ended September 28, 2024 and September 30, 2023, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $891 million and $683 million for the nine months ended September 28, 2024 and September 30, 2023, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $1.0 billion or $0.315 per share and $965 million or $0.29 per share during the nine months ended September 28, 2024 and September 30, 2023, respectively.
Capital expenditures projection
Capital expenditures for the remainder of 2024 are expected to be approximately $700 million, primarily related to new supermarkets, remodeling existing supermarkets, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. The shopping center acquisitions are financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
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
Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the principal executive officer and principal financial officer each concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
Following are the shares of common stock repurchased by the Company during the three months ended September 28, 2024 (amounts are in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 30, 2024 - August 3, 2024	5	$16.37	N/A	N/A
August 4, 2024 - August 31, 2024	7	16.46	N/A	N/A
September 1, 2024 - September 28, 2024	5	16.46	N/A	N/A
Total	17	$16.43	N/A	N/A
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
The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended September 28, 2024 required to be disclosed in the last two columns of the table.
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

PUBLIX SUPER MARKETS, INC.

Date:	November 1, 2024	/s/ Merriann M. Metz
Merriann M. Metz, Secretary

Date:	November 1, 2024	/s/ David P. Phillips
David P. Phillips, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)