Form 10-K
period 2024-12-28
PUBLIX SUPER MARKETS INC
filed 2025-03-03
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes                No    X
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $34,682,000,000 as of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter.
The number of shares of the Registrant’s common stock outstanding as of February 4, 2025 was 3,253,000,000.
Documents Incorporated By Reference
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Proxy Statement solicited for the 2025 Annual Meeting of Stockholders to be held on April 15, 2025.

PART I
Item 1. Business
Publix Super Markets, Inc. and its wholly owned subsidiaries (Company) are in the business of operating retail food supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina, Virginia and Kentucky. The Company was founded in 1930 and has no other significant lines of business or industry segments.
Merchandising and manufacturing
The Company sells a variety of merchandise which includes perishable products (including dairy, produce, floral, deli, bakery, meat, seafood and frozen foods) and non-perishable products and services (including grocery, health and beauty care, general merchandise, pharmacy and other goods and services). This merchandise includes nationally advertised and private label brands as well as unbranded products such as produce, meat and seafood. Private label items are produced in the Company’s facilities or manufactured for the Company by suppliers. The Company receives the perishable and non-perishable products it sells from many sources. The Company believes its sources of supply for these products and the raw materials used in manufacturing are adequate to serve the needs of its customers and that it is not dependent upon a single supplier or relatively few suppliers. Merchandise is delivered to the supermarkets through Company distribution centers or directly from suppliers. The cost of merchandise delivered to the supermarkets through the Company’s distribution centers is approximately 68% of the total product costs.
Store operations
The Company operated 1,390 supermarkets at the end of 2024, compared with 1,360 at the beginning of the year. In 2024, 43 supermarkets were opened (including seven replacement supermarkets) and 117 supermarkets were remodeled. Thirteen supermarkets were closed during the period. The replacement supermarkets that opened in 2024 replaced two supermarkets closed in 2024 and five supermarkets closed in a previous period. The remaining eleven supermarkets closed in 2024 will be replaced on site in a subsequent period. Net new supermarkets added 1.5 million square feet in 2024, an increase of 2.3%. At the end of 2024, the Company had 873 supermarkets in Florida, 217 in Georgia, 94 in Alabama, 69 in South Carolina, 59 in Tennessee, 55 in North Carolina, 22 in Virginia and one in Kentucky. Additionally, at the end of 2024, the Company had 21 supermarkets under construction in Florida, seven in Georgia, six in North Carolina, five in Kentucky, four in South Carolina, two in Alabama, two in Tennessee and one in Virginia.
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
Seasonality
The historical influx of winter residents to Florida and increased purchases of products during the traditional Thanksgiving, Christmas and Easter holidays typically result in seasonal sales increases from November to April of each year. Additionally, certain weather events, such as hurricanes, may affect the Company’s sales.
Human capital resources
Employee ownership
The Company is the largest employee-owned company in the U.S. with more than 255,000 employees at the end of 2024. The Company is dedicated to the dignity, value and employment security of its employees and recognizes they are its most important asset and primary competitive advantage. The Company considers its employee relations to be good.
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

Community involvement
An important part of the Company’s culture is a commitment to community involvement. In 2015, the Company launched its Publix Serves community program. Through this program, employees volunteer with local nonprofit organizations focused on hunger alleviation and environmental sustainability. The Company holds two Publix Serves weeks annually. During each of the weeks in 2024, more than 7,000 employees volunteered their time at nearly 150 nonprofit organizations to support projects that helped alleviate hunger and protect and preserve our environment.
In 2009, the Company launched a perishable recovery program (now part of its Good Together food donation program) to provide nourishing meals for those in need and reduce food waste. The Company’s employees support this program’s efforts by gathering perishable products that are wholesome, but no longer salable, and donating them to food banks and other nonprofit organizations. Additionally, the coronavirus pandemic and adverse economic conditions created an increased need for efforts focused on alleviating hunger. In 2020, the Company launched an initiative to purchase produce from local farmers and deliver it to food banks for those in need. In 2021, the Company extended this commitment by implementing its Good Together hunger campaign (formerly known as Feeding More Together). Through this program, customer donations during register campaigns provide non-perishable products and produce for food banks. In addition, the Company contributes $10 million each year to purchase produce and deliver it to food banks. Since beginning its food donation program, the Company has donated more than 1 billion pounds of food, including 118 million pounds of produce, as part of its initiative to help alleviate hunger. The Company and its employees are also involved in many other community activities and programs in the areas it serves.
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
Government regulation
The Company is subject to federal, state and local laws and regulations relating to, among other things, product labeling and safety, zoning, land use, workplace safety, public health, accessibility and restrictions on the sale of various products, including alcoholic beverages, tobacco and drugs. The Company is also subject to laws and regulations governing its relationship with employees, including minimum wage requirements, overtime, working conditions, disabled access and work permit requirements. Additionally, the Company is subject to environmental laws and regulations that govern activities that may have adverse environmental effects and impose liabilities for the costs of contamination cleanup and damages arising from sites of past spills, disposals or other releases of hazardous materials. Under current environmental laws and regulations, the Company may be held responsible for the remediation of environmental conditions regardless of whether the Company leases, subleases or owns the supermarkets or other facilities and regardless of whether such environmental conditions were created by the Company or a prior owner or tenant. Compliance with these laws and regulations had no material effect on capital expenditures, results of operations or the competitive position of the Company.
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
The Company’s operations, or those of its suppliers, could be negatively impacted by various events beyond the Company’s control, including natural disasters, such as hurricanes, tornadoes, floods, fires, earthquakes, extreme cold and heat events and other adverse weather conditions; public health crises, such as pandemics and epidemics; and political crises, such as international conflicts, acts of terrorism and other political instability. These events could disrupt the Company’s operations and supply chain, which could adversely affect the Company’s financial condition and results of operations.
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
The Company’s operations are dependent on suppliers to obtain products, raw materials and services. Adverse conditions, such as natural disasters or public health crises, the financial stability of suppliers, suppliers’ ability to meet Company standards, labor supply issues experienced by suppliers, the availability or cost of products, raw materials and services, the availability or cost of transporting products and raw materials and other factors relating to suppliers are beyond the Company’s control. Such supply chain risks could impact the Company’s ability to obtain the products, raw materials and services necessary to serve the needs of its customers. Supply chain disruptions could also cause delays in the timing of opening new supermarkets, remodeling existing supermarkets and completing other construction or expansion projects. Significant supply chain disruptions resulting from such supply chain risks could adversely affect the Company’s financial condition and results of operations.

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
Information Security and Technology Risks
Failure by the Company or its third party service providers to protect the confidential information within the Company’s sites, networks, systems, platforms and assets (information technology systems) against cyber attacks, data breaches, other security incidents or loss could adversely affect the Company.
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
An intrusion into or compromise of the Company’s information technology systems, or those of its third party service providers, that results in customer, employee or supplier information being obtained by unauthorized persons could adversely affect the Company’s reputation with existing and potential customers, employees and others. Additionally, the use of individually identifiable data by the Company and its third party service providers is subject to federal, state and local laws and regulations. Any compromise or breach of the Company’s information technology systems, or those of its third party service providers, could violate applicable privacy, data security and other laws and regulations. Such an intrusion or compromise could require expending significant resources related to remediation, lead to legal proceedings and regulatory actions, result in a disruption of operations and adversely affect the Company’s financial condition and results of operations.
Disruptions in information technology systems could adversely affect the Company.
The Company is dependent on complex information technology systems to operate its business, enhance customer service, improve the efficiency of its supply chain and increase employee efficiency. Certain of these information technology systems are hosted by third party service providers. The Company’s information technology systems, as well as those of its third party service providers, are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, cyber attacks or other malicious service disruptions, catastrophic events and user errors. Significant disruptions in the information technology systems of the Company or its third party service providers could impact the Company’s business operations and adversely affect the Company’s financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
Not applicable

Item 1C. Cybersecurity
The Company’s information technology systems, as well as those of its third party service providers, are subject to cybersecurity threats. Significant cybersecurity threats, including intrusions into, compromises of or disruptions in the information technology systems of the Company or its third party service providers, could adversely affect the Company’s financial condition and results of operations. The Company maintains and updates its information technology systems to mitigate the risk of cybersecurity threats.
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
Additionally, the Company assesses and manages cybersecurity threats associated with the information technology systems of its third party service providers that could compromise the Company’s information security or data. Identified cybersecurity threats are communicated to management for review, response and mitigation as appropriate.
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
Item 2. Properties
At year end, the Company operated 65.6 million square feet of supermarket space. The Company’s supermarkets vary in size. Current supermarket prototypes range from 32,000 to 62,000 square feet. Supermarkets are often located in shopping centers where the Company is the anchor tenant. The majority of the Company’s supermarkets are leased. Initial lease terms are typically 20 years followed by five year renewal options. Both the building and land are owned at 445 locations. The building is owned while the land is leased at 77 other locations.
The Company supplies its supermarkets from 10 primary distribution centers in Lakeland, Miami, Jacksonville, Sarasota, Orlando, Deerfield Beach and Boynton Beach, Florida, Lawrenceville, Georgia, McCalla, Alabama and Greensboro, North Carolina. The Company operates six manufacturing facilities, including three dairy plants in Lakeland and Deerfield Beach, Florida and Lawrenceville, Georgia, two bakery plants in Lakeland, Florida and Atlanta, Georgia and a deli plant in Lakeland, Florida. The Company also operates three prepared foods facilities in Lakeland and Deerfield Beach, Florida and Lawrenceville, Georgia.
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
Following are the market prices for the Company’s common stock for 2024 and 2023:

	2024	2023
January - February	$15.10	13.19
March - April	15.20	14.55
May - July	16.25	14.97
August - October	16.46	14.75
November - December	18.05	15.10
(b)Approximate Number of Equity Security Holders
As of February 4, 2025, the approximate number of holders of record of the Company’s common stock was 247,000.
(c)Dividends
Following are the quarterly dividends per share paid by the Company on its common stock in 2024 and 2023:

Quarter	2024	2023
First	$0.1000	0.09
Second	0.1075	0.10
Third	0.1075	0.10
Fourth	0.1075	0.10
	$0.4225	0.39
Payment of dividends is within the discretion of the Board of Directors and depends on, among other factors, net earnings, capital requirements and the financial condition of the Company. However, the Company intends to continue to pay comparable dividends to stockholders in the future.

(d)Purchases of Equity Securities by the Issuer
Issuer Purchases of Equity Securities
Following are the shares of common stock repurchased by the Company during the three months ended December 28, 2024 (amounts are in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 29 - November 2, 2024	2	$16.53	N/A	N/A
November 3 - November 30, 2024	10	18.05	N/A	N/A
December 1 - December 28, 2024	4	18.05	N/A	N/A
Total	16	$17.89	N/A	N/A

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
The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended December 28, 2024 required to be disclosed in the last two columns of the table.

(e)Performance Graph
The following performance graph sets forth the Company’s cumulative total stockholder return during the five years ended December 28, 2024, compared to the cumulative total return on the S&P 500 Index and a custom Peer Group Index including retail food supermarket companies.(1) The Peer Group Index is weighted based on the various companies’ market capitalization. The comparison assumes $100 was invested at the end of 2019 in the Company’s common stock and in each of the related indices and assumes reinvestment of dividends.
The Company’s common stock is valued as of the end of each fiscal quarter. After the end of a quarter, however, shares continue to be traded at the prior valuation until the new valuation is received. The cumulative total return for the companies represented in the S&P 500 Index and the custom Peer Group Index is based on those companies’ trading price as of the Company’s fiscal year end. The following performance graph is based on the Company’s trading price at fiscal year end based on its market price as of the prior fiscal quarter. For comparative purposes, a performance graph based on the Company’s fiscal year end valuation (market price as of March 1, 2025) is provided in the 2025 Proxy Statement. Past stock performance shown below is no guarantee of future performance.
Comparison of Five Year Cumulative Return Based Upon Fiscal Year End Trading Price

	2019	2020	2021	2022	2023	2024
Publix	$100.00	126.01	147.70	150.36	176.77	216.73
S&P 500	100.00	116.40	150.67	124.46	157.17	199.46
Peer Group (1)	100.00	109.69	156.11	154.00	159.72	199.28

____________________________
(1)Companies included in the Peer Group are Ahold Delhaize, Albertsons, Kroger and Weis Markets. Albertsons is included in the Peer Group for 2021 ‑ 2024 due to its initial public offering in 2020.

Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The objective of this section is to provide a summary of material information relevant to enhancing the stockholders’ understanding of the financial condition and results of operations of the Company. Following is an analysis of the financial condition and results of operations of the Company for 2024 and 2023 as compared with the previous years. This information should be read in conjunction with the Company’s consolidated financial statements and accompanying notes.
Overview
The Company is engaged in the retail food industry, operating supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina, Virginia and Kentucky. The Company has no other significant lines of business or industry segments. As of December 28, 2024, the Company operated 1,390 supermarkets including 873 in Florida, 217 in Georgia, 94 in Alabama, 69 in South Carolina, 59 in Tennessee, 55 in North Carolina, 22 in Virginia and one in Kentucky. In 2024, 43 supermarkets were opened (including seven replacement supermarkets) and 117 supermarkets were remodeled. During 2024, the Company opened 24 supermarkets in Florida, eight in Georgia, five in Alabama, two in Tennessee, two in Virginia, one in Kentucky and one in North Carolina. Thirteen supermarkets were closed during the period. The replacement supermarkets that opened in 2024 replaced two supermarkets closed in 2024 and five supermarkets closed in a previous period. The remaining eleven supermarkets closed in 2024 will be replaced on site in a subsequent period. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
The Company sells a variety of merchandise to generate revenues. This merchandise includes perishable products (including dairy, produce, floral, deli, bakery, meat, seafood and frozen foods) and non-perishable products and services (including grocery, health and beauty care, general merchandise, pharmacy and other goods and services). Merchandise includes nationally advertised and private label brands as well as unbranded products such as produce, meat and seafood. The Company’s private label brands play an important role in its merchandising strategy.
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

Results of Operations
The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2024 and 2023 include 52 weeks and fiscal year 2022 includes 53 weeks.
Sales
Sales for 2024 were $59.7 billion as compared with $57.1 billion in 2023, an increase of $2.6 billion or 4.6%. The increase in sales for 2024 as compared with 2023 was primarily due to new supermarket sales and a 2.9% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Comparable store sales for 2024 increased primarily due to the impact of inflation on product costs. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 12 to 15 months.
Sales for 2023 were $57.1 billion as compared with $54.5 billion in 2022, an increase of $2.6 billion or 4.7%. Excluding the effect of the additional week in 2022, sales for 2023 as compared with 2022 would have increased 6.7%. After excluding the effect of the additional week in 2022, the increase in sales for 2023 as compared with 2022 was primarily due to new supermarket sales and a 4.2% increase in comparable store sales. Comparable store sales for 2023 increased primarily due to the impact of inflation on product costs.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 25.6%, 26.3% and 26.8% in 2024, 2023 and 2022, respectively. Excluding the last-in, first-out (LIFO) reserve effect of $20 million, $88 million and $147 million in 2024, 2023 and 2022, respectively, gross profit as a percentage of sales would have been 25.7%, 26.4% and 27.0% in 2024, 2023 and 2022, respectively. After excluding the LIFO reserve effect, the decrease in gross profit as a percentage of sales for 2024 as compared with 2023 was primarily due to a Medicare reimbursement process change related to pharmacy fees effective January 1, 2024. The Medicare reimbursement process change reduces both gross profit and operating and administrative expenses. After excluding the LIFO reserve effect, the decrease in gross profit as a percentage of sales for 2023 as compared with 2022 was primarily due to the impact of inflation on product costs which was not passed on to customers, increased shrink and the relative sales growth of pharmacy products, partially offset by the decrease in distribution costs.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 18.9%, 19.2% and 18.8% in 2024, 2023 and 2022, respectively. The decrease in operating and administrative expenses as a percentage of sales for 2024 as compared with 2023 was primarily due to a Medicare reimbursement process change related to pharmacy fees effective January 1, 2024, partially offset by the increase in payroll costs as a percentage of sales. The Medicare reimbursement process change reduces both gross profit and operating and administrative expenses. The increase in operating and administrative expenses as a percentage of sales for 2023 as compared with 2022 was primarily due to increases in facility costs as a percentage of sales and payroll costs as a percentage of sales.
Operating profit
Operating profit as a percentage of sales was 7.5%, 7.8% and 8.7% in 2024, 2023 and 2022, respectively. The decrease in operating profit as a percentage of sales for 2024 as compared with 2023 was primarily due to the increase in payroll costs as a percentage of sales. The decrease in operating profit as a percentage of sales for 2023 as compared with 2022 was primarily due to the decrease in gross profit as a percentage of sales and the increase in operating and administrative expenses as a percentage of sales.
Investment income (loss)
Investment income for 2024 and 2023 was $1.2 billion and $863 million, respectively, as compared with an investment loss for 2022 of $1.3 billion. Excluding the impact of net unrealized gains and losses on equity securities, investment income would have been $435 million, $513 million and $254 million for 2024, 2023 and 2022, respectively. Excluding the impact of net unrealized gains on equity securities in 2024 and 2023, the decrease in investment income for 2024 as compared with 2023 was due to the decrease in net realized gains on investments, partially offset by the increase in interest and dividend income. Excluding the impact of net unrealized gains on equity securities in 2023 and net unrealized losses on equity securities in 2022, the increase in investment income for 2023 as compared with 2022 was primarily due to net realized gains on investments in 2023 as compared with net realized losses on investments in 2022 and the increase in interest and dividend income.

Income tax expense
The effective income tax rate was 20.2%, 20.1% and 18.6% in 2024, 2023 and 2022, respectively. The effective income tax rate for 2024 as compared with 2023 remained relatively unchanged. The increase in the effective income tax rate for 2023 as compared with 2022 was primarily due to the decreased impact of permanent deductions and credits relative to earnings before income tax expense, partially offset by the increase in investment related tax credits.
Net earnings
Net earnings were $4.6 billion or $1.41 per share, $4.3 billion or $1.31 per share and $2.9 billion or $0.86 per share in 2024, 2023 and 2022, respectively. Net earnings as a percentage of sales were 7.8%, 7.6% and 5.4% in 2024, 2023 and 2022, respectively. Excluding the impact of net unrealized gains and losses on equity securities, net earnings would have been $4.0 billion or $1.23 per share and 6.8% as a percentage of sales for 2024, $4.1 billion or $1.23 per share and 7.2% as a percentage of sales for 2023 and $4.0 billion or $1.20 per share and 7.4% as a percentage of sales for 2022. Excluding the impact of net unrealized gains on equity securities in 2024 and 2023, the decrease in net earnings as a percentage of sales for 2024 as compared with 2023 was primarily due to the decrease in operating profit as a percentage of sales and the decrease in net realized gains on investments, partially offset by the increase in interest and dividend income. Excluding the impact of net unrealized gains on equity securities in 2023 and net unrealized losses on equity securities in 2022, the decrease in net earnings as a percentage of sales for 2023 as compared with 2022 was primarily due to the decrease in operating profit as a percentage of sales, partially offset by net realized gains on investments in 2023 as compared with net realized losses on investments in 2022 and the increase in interest and dividend income.
Non-GAAP Financial Measures
In addition to reporting financial results for 2024, 2023 and 2022 in accordance with U.S. generally accepted accounting principles (GAAP), the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations. Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for 2024, 2023 and 2022:

	2024	2023	2022
	(Amounts are in millions, except per share amounts)
Net earnings	$4,635	4,349	2,918
Fair value adjustment, due to net unrealized (gain) loss, on equity securities held at end of year	(788)	(398)	1,516
Net gain on sale of equity securities previously recognized through fair value adjustment	—	48	—
Income tax expense (benefit) (1)	200	90	(385)
Net earnings excluding impact of fair value adjustment	$4,047	4,089	4,049
Weighted average shares outstanding	3,284	3,320	3,379
Earnings per share excluding impact of fair value adjustment	$1.23	1.23	1.20
(1)Income tax expense (benefit) is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $15.9 billion as of December 28, 2024, as compared with $14.6 billion as of December 30, 2023. The increase was primarily due to the increase in the fair value of investments.
Net cash provided by operating activities
Net cash provided by operating activities was $5.6 billion in 2024 and 2023 and $5.5 billion in 2022. Net cash provided by operating activities for 2024 as compared with 2023 remained relatively unchanged primarily due to the increase in income taxes paid, offset by the payment in 2023 of payroll taxes that were deferred under a coronavirus tax relief provision in 2020 and the timing of payments for accrued expenses. Income taxes paid in 2024 includes payments for 2023 that were deferred due to Hurricane Idalia. The increase in net cash provided by operating activities for 2023 as compared with 2022 was primarily due to the timing of purchases of inventories and collections for receivables and the increase in dividends and interest received, partially offset by the increase in income taxes paid. Income taxes paid in 2023 includes payments for 2022 that were deferred due to Hurricane Ian but excludes payments for 2023 that were deferred to 2024 due to Hurricane Idalia.
Net cash used in investing activities
Net cash used in investing activities was $3.0 billion, $3.8 billion and $2.3 billion in 2024, 2023 and 2022, respectively. The primary use of net cash in investing activities for 2024 was funding capital expenditures and net increases in investments. Capital expenditures for 2024 totaled $2.6 billion. These expenditures were incurred in connection with the opening of 43 supermarkets (including seven replacement supermarkets) and the remodeling of 117 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. In 2024, the payment for investments, net of the proceeds from the sale and maturity of investments, was $430 million. The primary use of net cash in investing activities for 2023 was funding capital expenditures and net increases in investments. Capital expenditures for 2023 totaled $2.0 billion. These expenditures were incurred in connection with the opening of 45 supermarkets (including 13 replacement supermarkets) and the remodeling of 120 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. In 2023, the payment for investments, net of the proceeds from the sale and maturity of investments, was $1.9 billion.
Net cash used in financing activities
Net cash used in financing activities was $2.6 billion, $2.2 billion and $3.0 billion in 2024, 2023 and 2022, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $1.1 billion, $887 million and $1.8 billion in 2024, 2023 and 2022, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the ESPP, Directors Plan, 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $1.4 billion or $0.4225 per share, $1.3 billion or $0.39 per share and $1.2 billion or $0.344 per share in 2024, 2023 and 2022, respectively.
Capital expenditures projection
Capital expenditures for 2025 are expected to be approximately $2.5 billion, primarily related to new supermarkets, remodeling existing supermarkets, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. The shopping center acquisitions are expected to be financed with internally generated funds and assumed debt, if prepayment penalties for the debt are determined to be significant. This capital program is subject to continuing change and review.
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

Cash requirements
In 2025, cash requirements for operations, capital expenditures, common stock repurchases and dividend payments are expected to be financed by internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.
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
Equity securities are subject to equity price risk that results from fluctuations in quoted market prices as of the balance sheet date. Market price fluctuations may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Due to equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings, fluctuations in quoted market prices for equity securities will impact earnings. A decrease of 10% in the value of the Company’s equity securities would result in an unrealized loss of approximately $350 million recognized in earnings, but would not impact cash flows.
Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Publix Super Markets, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended December 28, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2024, in conformity with U.S. generally accepted accounting principles.
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
Evaluation of self-insurance reserves
As discussed in Note 1(k) to the consolidated financial statements, the Company estimates its self-insurance reserves for workers’ compensation and general liability exposures by considering historical claims experience and actuarial analyses using actuarial assumptions and generally accepted actuarial methods. The self-insurance reserves balance as of December 28, 2024 of $551 million includes the self-insurance reserves related to workers’ compensation and general liability. The Company engages actuaries to estimate its workers’ compensation and general liability self-insurance reserves at least annually.
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
Tampa, Florida
March 3, 2025

PUBLIX SUPER MARKETS, INC.
Consolidated Balance Sheets
December 28, 2024 and
December 30, 2023

	2024	2023
ASSETS	(Amounts are in millions)
Current assets:
Cash and cash equivalents	$856	865
Short-term investments	2,800	1,899
Trade receivables	1,228	1,174
Inventories	2,613	2,462
Prepaid expenses	191	82
Total current assets	7,688	6,482
Long-term investments	12,258	11,867
Other noncurrent assets	856	730
Operating lease right-of-use assets	3,030	3,121
Property, plant and equipment:
Land	2,811	2,491
Buildings and improvements	8,619	7,660
Furniture, fixtures and equipment	7,625	7,114
Leasehold improvements	2,088	1,999
Finance lease right-of-use assets	1,055	752
Construction in progress	430	377
	22,628	20,393
Accumulated depreciation	(8,859)	(8,209)
Net property, plant and equipment	13,769	12,184
	$37,601	34,384

See accompanying notes to consolidated financial statements.

	2024	2023
LIABILITIES AND EQUITY	(Amounts are in millions, except par value)
Current liabilities:
Accounts payable	$2,949	2,931
Accrued expenses:
Contributions to retirement plans	757	730
Self-insurance reserves	282	263
Salaries and wages	310	226
Other	765	554
Current portion of operating lease liabilities	354	361
Income taxes	—	217
Total current liabilities	5,417	5,282
Deferred income taxes	1,078	764
Self-insurance reserves	269	263
Operating lease liabilities	2,511	2,624
Finance lease liabilities	668	536
Other noncurrent liabilities	230	244
Total liabilities	10,173	9,713
Common stock related to Employee Stock Ownership Plan (ESOP)	4,530	4,220
Stockholders’ equity:
Common stock of $1 par value. Authorized 4,000 shares; issued and outstanding 3,258 shares in 2024 and 3,294 shares in 2023	3,258	3,294
Additional paid-in capital	2,323	2,005
Retained earnings	22,087	19,741
Accumulated other comprehensive losses	(275)	(404)
Common stock related to ESOP	(4,530)	(4,220)
Total stockholders’ equity	22,863	20,416
Noncontrolling interests	35	35
Total equity	27,428	24,671
Commitments and contingencies	—	—
	$37,601	34,384

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Earnings
Years ended December 28, 2024, December 30, 2023
and December 31, 2022

	2024	2023	2022
	(Amounts are in millions, except per share amounts)
Revenues:
Sales	$59,736	57,096	54,534
Other operating income	441	438	408
Total revenues	60,177	57,534	54,942
Costs and expenses:
Cost of merchandise sold	44,428	42,089	39,938
Operating and administrative expenses	11,281	10,972	10,245
Total costs and expenses	55,709	53,061	50,183
Operating profit	4,468	4,473	4,759
Investment income (loss)	1,223	863	(1,262)
Other nonoperating income, net	118	106	89
Earnings before income tax expense	5,809	5,442	3,586
Income tax expense	1,174	1,093	668
Net earnings	$4,635	4,349	2,918
Weighted average shares outstanding	3,284	3,320	3,379
Earnings per share	$1.41	1.31	0.86
See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Comprehensive Earnings
Years ended December 28, 2024, December 30, 2023
and December 31, 2022

	2024	2023	2022
	(Amounts are in millions)
Net earnings	$4,635	4,349	2,918
Other comprehensive earnings (losses):
Unrealized gain (loss) on debt securities net of income taxes of $43, $70 and $(214) in 2024, 2023 and 2022, respectively.	127	206	(626)
Reclassification adjustment for net realized (gain) loss on debt securities net of income taxes of $(0.4) and $1 in 2024 and 2022, respectively.	(2)	—	1
Adjustment to postretirement benefit obligation net of income taxes of $1, $(0.4) and $7 in 2024, 2023 and 2022, respectively.	4	(1)	21
Comprehensive earnings	$4,764	4,554	2,314

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Cash Flows
Years ended December 28, 2024, December 30, 2023
and December 31, 2022

	2024	2023	2022
	(Amounts are in millions)
Cash flows from operating activities:
Cash received from customers	$60,030	57,339	54,598
Cash paid to employees and suppliers	(53,726)	(51,350)	(48,767)
Income taxes paid	(950)	(653)	(520)
Self-insured claims paid	(640)	(544)	(507)
Dividends and interest received	452	401	330
Other operating cash receipts	438	435	406
Other operating cash payments	(36)	(28)	(36)
Net cash provided by operating activities	5,568	5,600	5,504
Cash flows from investing activities:
Payment for capital expenditures	(2,612)	(1,993)	(1,768)
Proceeds from sale of property, plant and equipment	22	13	22
Payment for investments	(3,321)	(3,031)	(2,061)
Proceeds from sale and maturity of investments	2,891	1,164	1,512
Net cash used in investing activities	(3,020)	(3,847)	(2,295)
Cash flows from financing activities:
Payment for acquisition of common stock	(1,393)	(1,165)	(2,137)
Proceeds from sale of common stock	283	278	382
Dividends paid	(1,388)	(1,296)	(1,166)
Repayment of finance leases and long-term debt	(59)	(39)	(77)
Other, net	—	(2)	(7)
Net cash used in financing activities	(2,557)	(2,224)	(3,005)
Net (decrease) increase in cash and cash equivalents	(9)	(471)	204
Cash and cash equivalents at beginning of year	865	1,336	1,132
Cash and cash equivalents at end of year	$856	865	1,336

See accompanying notes to consolidated financial statements.

	2024	2023	2022
	(Amounts are in millions)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$4,635	4,349	2,918
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,008	914	838
Increase in last-in, first-out (LIFO) reserve	20	88	147
Retirement contributions paid or payable in common stock	517	492	451
Deferred income taxes	270	119	(250)
Loss on disposal and impairment of long-lived assets	21	3	10
(Gain) loss on investments	(790)	(484)	1,518
Net amortization of investments	22	46	80
Change in operating assets and liabilities providing (requiring) cash:
Trade receivables	(54)	(68)	(202)
Inventories	(171)	(209)	(434)
Other assets	127	318	89
Accounts payable and accrued expenses	138	58	30
Income taxes	(180)	(9)	292
Other liabilities	5	(17)	17
Total adjustments	933	1,251	2,586
Net cash provided by operating activities	$5,568	5,600	5,504

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Stockholders’ Equity
Years ended December 28, 2024, December 30, 2023
and December 31, 2022

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
	(Amounts are in millions, except per share amounts)
Balances at December 25, 2021	$3,418	1,426	17,156	—	(5)	(3,825)	18,170
Comprehensive earnings	—	—	2,918	—	(604)	—	2,314
Dividends, $0.344 per share	—	—	(1,166)	—	—	—	(1,166)
Contribution of 31 shares to retirement plan	20	254	—	153	—	—	427
Acquisition of 152 shares from stockholders	—	—	—	(2,137)	—	—	(2,137)
Sale of 27 shares to stockholders	—	7	—	375	—	—	382
Retirement of 114 shares	(114)	—	(1,495)	1,609	—	—	—
Change for ESOP related shares	—	—	—	—	—	(204)	(204)
Balances at December 31, 2022	3,324	1,687	17,413	—	(609)	(4,029)	17,786
Comprehensive earnings	—	—	4,349	—	205	—	4,554
Dividends, $0.39 per share	—	—	(1,296)	—	—	—	(1,296)
Contribution of 31 shares to retirement plan	22	309	—	119	—	—	450
Acquisition of 79 shares from stockholders	—	—	—	(1,165)	—	—	(1,165)
Sale of 18 shares to stockholders	—	9	—	269	—	—	278
Retirement of 52 shares	(52)	—	(725)	777	—	—	—
Change for ESOP related shares	—	—	—	—	—	(191)	(191)
Balances at December 30, 2023	3,294	2,005	19,741	—	(404)	(4,220)	20,416
Comprehensive earnings	—	—	4,635	—	129	—	4,764
Dividends, $0.4225 per share	—	—	(1,388)	—	—	—	(1,388)
Contribution of 32 shares to retirement plan	22	312	—	157	—	—	491
Acquisition of 85 shares from stockholders	—	—	—	(1,393)	—	—	(1,393)
Sale of 17 shares to stockholders	—	6	—	277	—	—	283
Retirement of 58 shares	(58)	—	(901)	959	—	—	—
Change for ESOP related shares	—	—	—	—	—	(310)	(310)
Balances at December 28, 2024	$3,258	2,323	22,087	—	(275)	(4,530)	22,863
See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies
(a)Business
Publix Super Markets, Inc. and its wholly owned subsidiaries (Company) are in the business of operating retail food supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina, Virginia and Kentucky. The Company was founded in 1930 and has no other significant lines of business or industry segments.
(b)Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and certain joint ventures in which the Company has a controlling financial interest. All significant intercompany balances and transactions are eliminated in consolidation.
(c)Fiscal Year
The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2024 and 2023 include 52 weeks and fiscal year 2022 includes 53 weeks.
(d)Cash Equivalents
The Company considers all liquid investments with maturities of three months or less to be cash equivalents.
(e)Trade Receivables
Trade receivables primarily include amounts due from vendor rebates, debit and credit card sales and pharmacy third party insurance reimbursements.
(f)Inventories
Inventories are valued at the lower of cost or market. The dollar value last-in, first-out (LIFO) method was used to determine the cost for 81% of inventories as of December 28, 2024 and December 30, 2023. Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to each similar merchandise category’s ending retail value. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value certain manufactured, seasonal, perishable and other miscellaneous inventory items due to fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink. If all inventories were valued using the FIFO method, inventories and current assets would have been higher than reported by $913 million and $893 million as of December 28, 2024 and December 30, 2023, respectively.
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
(j)Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the net book value of an asset to the future net undiscounted cash flows expected to be generated by the asset. An impairment loss is recorded for the excess of the net book value over the fair value of the asset. The fair value is estimated based on expected discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell and are no longer depreciated or amortized. Long-lived assets, including buildings and improvements, furniture, fixtures and equipment, leasehold improvements and operating and finance lease right-of-use assets, are evaluated for impairment at the supermarket level.
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

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

Actuarial projections are used to calculate the year end postretirement benefit obligation, discounted using a yield curve methodology based on high quality bonds with a rating of AA or better. Actuarial gains and losses are amortized from accumulated other comprehensive earnings (losses) into net periodic postretirement benefit cost over future years when the accumulation of such gains or losses exceeds 10% of the year end postretirement benefit obligation. The Company included the accrued postretirement benefit obligation of $86 million and $92 million in other noncurrent liabilities on the consolidated balance sheets as of December 28, 2024 and December 30, 2023, respectively.
(m)Long-Term Debt
The Company’s long-term debt results primarily from the consolidation of loans of certain joint ventures and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. The Company included long-term debt of $20 million and $42 million in other noncurrent liabilities on the consolidated balance sheets as of December 28, 2024 and December 30, 2023, respectively.
(n)Comprehensive Earnings (Losses)
Comprehensive earnings (losses) include net earnings and other comprehensive earnings (losses). Other comprehensive earnings (losses) include revenues, expenses, gains and losses that have been excluded from net earnings and recorded directly to stockholders’ equity. Included in other comprehensive earnings (losses) are certain unrealized gains and losses on debt securities and adjustments to the postretirement benefit obligation net of income taxes.
(o)Revenue Recognition
The Company generates revenue through its retail food supermarkets by selling perishable products (including dairy, produce, floral, deli, bakery, meat, seafood and frozen foods) and non-perishable products and services (including grocery, health and beauty care, general merchandise, pharmacy and other goods and services). Perishable products as a percentage of sales were 47%, 48% and 49% in 2024, 2023 and 2022, respectively. Non-perishable products and services as a percentage of sales were 53%, 52% and 51% in 2024, 2023 and 2022, respectively.
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
(r)Advertising Costs
Advertising costs are expensed as incurred and were $308 million, $318 million and $317 million for 2024, 2023 and 2022, respectively.
(s)Other Nonoperating Income, net
Other nonoperating income, net includes rent from tenants in owned shopping centers, net of related expenses, and other miscellaneous nonoperating income.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(t)Income Taxes
Deferred income taxes are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in income tax rates expected to be in effect when the temporary differences reverse. The Company recognizes accrued interest and penalties related to income tax liabilities as a component of income tax expense. The Company invests in certain investment related tax credits that promote affordable housing and renewable energy. These investments generate a return primarily through the realization of federal and state tax credits and other tax benefits. The Company accounts for its affordable housing investments using the proportional amortization method. Under this method, the investment is amortized into income tax expense in proportion to the tax credits received and the investment tax credits are recognized as a reduction of income tax expense. Generally, the Company accounts for its renewable energy investments using the deferral method. Under this method, the investment tax credits are recognized as a reduction of the renewable energy investments. In addition to its renewable energy investments, the Company also purchases transferable renewable energy investment tax credits.
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
(w)    Reclassification
Certain 2023 amounts have been reclassified to conform with the 2024 presentation in the consolidated balance sheets.
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
Level 2 – Fair value is determined by using other than quoted prices. By using observable inputs (for example, benchmark yields, interest rates, reported trades and broker dealer quotes), the fair value is determined through processes such as benchmark curves, benchmarking of similar securities and matrix pricing of corporate and government-sponsored agency bonds by using pricing of similar bonds based on coupons, ratings and maturities. Investments included in this category are debt securities (taxable bonds), including restricted investments in taxable bonds held as collateral.
Level 3 – Fair value is determined by using other than observable inputs. Fair value is determined by using the best information available in the circumstances and requires significant management judgment or estimation. No investments are currently included in this category.
Following is a summary of fair value measurements for investments as of December 28, 2024 and December 30, 2023:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in millions)
December 28, 2024	$15,058	3,492	11,566	—
December 30, 2023	13,766	2,665	11,101	—

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(3)    Investments
(a)Debt Securities
Following is a summary of debt securities as of December 28, 2024 and December 30, 2023:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in millions)
2024
Taxable bonds	$11,765	19	402	11,382
Restricted investments	185	—	1	184
	$11,950	19	403	11,566
2023
Taxable bonds	$11,467	23	574	10,916
Restricted investments	186	2	3	185
	$11,653	25	577	11,101
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.
Following is a summary of the cost and fair value of debt securities by expected maturity as of December 28, 2024 and December 30, 2023:

	2024		2023
	Cost	Fair Value	Cost	Fair Value
		(Amounts are in millions)
Due in one year or less	$2,825	2,800	1,906	1,899
Due after one year through five years	7,339	6,993	9,404	8,853
Due after five years through ten years	1,776	1,763	327	333
Due after ten years	10	10	16	16
	$11,950	11,566	11,653	11,101

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

The Company had no debt securities with credit losses as of December 28, 2024 and December 30, 2023.
Following is a summary of debt securities with other unrealized losses by the time period impaired as of December 28, 2024 and December 30, 2023:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in millions)
2024
Taxable bonds	$1,810	17	7,282	385	9,092	402
Restricted investments	24	—	26	1	50	1
	$1,834	17	7,308	386	9,142	403
2023
Taxable bonds	$1,276	2	7,845	572	9,121	574
Restricted investments	30	1	76	2	106	3
	$1,306	3	7,921	574	9,227	577
There are 445 debt securities contributing to the total unrealized losses of $403 million as of December 28, 2024. Unrealized losses related to debt securities are primarily due to increases in interest rates that occurred since the debt securities were purchased. The Company continues to receive scheduled principal and interest payments on these debt securities.
(b)Equity Securities
The fair value of equity securities was $3.5 billion and $2.7 billion as of December 28, 2024 and December 30, 2023, respectively.
(c)Investment Income (Loss)
Net realized gain or loss on investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. The net realized gain or loss on investments excludes the net gain or loss on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately in the following table.
Following is a summary of investment income (loss) for 2024, 2023 and 2022:

	2024	2023	2022
	(Amounts are in millions)
Interest and dividend income	$433	379	256
Net realized gain (loss) on investments	2	134	(2)
	435	513	254
Fair value adjustment, due to net unrealized gain (loss), on equity securities held at end of year	788	398	(1,516)
Net gain on sale of equity securities previously recognized through fair value adjustment	—	(48)	—
	$1,223	863	(1,262)

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(4)    Leases
(a)Lessee
Following is a summary of lease expense for 2024, 2023 and 2022:

	2024	2023	2022
	(Amounts are in millions)
Operating lease expense	$481	475	457
Finance lease expense:
Amortization of right-of-use assets	48	32	29
Interest on lease liabilities	27	17	15
Variable lease expense	211	203	181
Sublease rental income	(1)	(1)	(1)
	$766	726	681
Following is a summary of supplemental cash flow information related to leases for 2024, 2023 and 2022:

	2024	2023	2022
	(Amounts are in millions)
Operating cash flows from rent paid for operating lease liabilities	$469	467	451
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	343	483	445
Finance leases	216	150	96
Following is a summary of the weighted average remaining lease term and weighted average discount rate as of December 28, 2024 and December 30, 2023:

	2024	2023
Weighted average remaining lease term:
Operating leases	11 years	12 years
Finance leases	19 years	18 years
Weighted average discount rate:
Operating leases	4.1%	4.0%
Finance leases	4.4%	4.1%

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

Following is a summary of maturities of lease liabilities as of December 28, 2024:

Year	Operating Leases	Finance Leases
	(Amounts are in millions)
2025	$464	58
2026	432	58
2027	389	58
2028	338	58
2029	280	58
Thereafter	1,729	712
	3,632	1,002
Less: Imputed interest	(767)	(306)
	$2,865	696
As of December 28, 2024, the Company has lease agreements that have not yet commenced with fixed lease payments totaling $562 million. These leases will commence in future periods with terms ranging up to 20 years.
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
Following is a summary of total lease income for 2024, 2023 and 2022:

	2024	2023	2022
	(Amounts are in millions)
Lease income	$219	193	173
Variable lease income	67	60	49
	$286	253	222
Following is a summary of future fixed lease payments for all noncancelable operating leases as of December 28, 2024:

Year
(Amounts are in millions)
2025	$225
2026	190
2027	154
2028	114
2029	74
Thereafter	261
$1,018

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(5)    Self-Insurance Reserves
Following is a reconciliation of the self-insurance reserves for 2024, 2023 and 2022:

	Balance at Beginning of Year	Additions Charged to Income	Deductions From Reserves	Balance at End of Year
	(Amounts are in millions)
2024
Current	$263	659	640	282
Noncurrent	263	6	—	269
	$526	665	640	551
2023
Current	$210	597	544	263
Noncurrent	268	(5)	—	263
	$478	592	544	526
2022
Current	$191	526	507	210
Noncurrent	249	19	—	268
	$440	545	507	478
(6)    Retirement Plans
The Company has a trusteed, noncontributory ESOP for the benefit of eligible employees. The Company recognizes an expense related to the Company’s discretionary contribution to the ESOP that is approved by the Board of Directors each year. ESOP contributions can be made in Company common stock or cash. Compensation expense recorded for contributions to this plan was $516 million, $491 million and $450 million for 2024, 2023 and 2022, respectively.
Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $661 million and $604 million as of December 28, 2024 and December 30, 2023, respectively. The cost of the shares held by the ESOP totaled $3.9 billion and $3.6 billion as of December 28, 2024 and December 30, 2023, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $4.5 billion and $4.2 billion as of December 28, 2024 and December 30, 2023, respectively. The fair value of the shares held by the ESOP totaled $12.9 billion and $11.2 billion as of December 28, 2024 and December 30, 2023, respectively.
The Company has a 401(k) Plan for the benefit of eligible employees. The 401(k) Plan is a voluntary defined contribution plan. Eligible employees may contribute up to 30% of their eligible annual compensation, subject to the maximum contribution limits established by federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2024, 2023 and 2022, the Board of Directors approved a match of 50% of eligible annual contributions up to 3% of eligible annual compensation, not to exceed a maximum match of $750 per employee. Compensation expense recorded for the Company’s match to the 401(k) Plan was $50 million, $48 million and $47 million for 2024, 2023 and 2022, respectively.
The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(7)    Income Taxes
Following is a summary of the allocation of total income taxes for 2024, 2023 and 2022:

	2024	2023	2022
	(Amounts are in millions)
Earnings	$1,174	1,093	668
Other comprehensive earnings (losses)	44	70	(206)
	$1,218	1,163	462
Following is a summary of the provision for income taxes for 2024, 2023 and 2022:

	Current	Deferred	Total
	(Amounts are in millions)
2024
Federal	$846	197	1,043
State	58	73	131
	$904	270	1,174
2023
Federal	$848	111	959
State	126	8	134
	$974	119	1,093
2022
Federal	$810	(175)	635
State	108	(75)	33
	$918	(250)	668
Following is a reconciliation of the provision for income taxes at the federal statutory income tax rate of 21% to earnings before income taxes compared to the Company’s actual income tax expense for 2024, 2023 and 2022:

	2024	2023	2022
	(Amounts are in millions)
Federal tax at statutory income tax rate	$1,220	1,143	753
State income taxes (net of federal tax benefit)	103	106	26
ESOP dividend	(65)	(62)	(58)
Renewable energy investment tax credits	(45)	(58)	(16)
Other, net	(39)	(36)	(37)
	$1,174	1,093	668

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

Following is a summary of the tax effects of temporary differences that give rise to significant portions of deferred income taxes as of December 28, 2024 and December 30, 2023:

	2024	2023
	(Amounts are in millions)
Deferred tax liabilities and (assets):
Property, plant and equipment	$971	905
Lease assets	828	847
Investments	340	67
Inventories	54	60
Lease liabilities	(905)	(901)
Self-insurance reserves	(112)	(108)
Retirement plan contributions	(48)	(48)
Postretirement benefit cost	(24)	(25)
Vendor rebates	(11)	(15)
Other	(15)	(18)
	$1,078	764
The Company expects the results of future operations and the reversal of deferred tax liabilities to generate sufficient taxable income to allow utilization of deferred tax assets; therefore, no valuation allowance has been recorded as of December 28, 2024 and December 30, 2023.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns as well as all open tax years in these jurisdictions. The periods subject to examination for the Company’s federal income tax returns are the 2018 through 2023 tax years. The periods subject to examination for the Company’s state income tax returns are the 2018 through 2023 tax years. The Company believes that the outcome of any examinations will not have a material effect on its financial condition, results of operations or cash flows.
The Company had no unrecognized tax benefits in 2024 and 2023. As a result, there will be no effect on the Company’s effective income tax rate in future periods due to the recognition of unrecognized tax benefits.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(8)    Accumulated Other Comprehensive Earnings (Losses)
Following is a reconciliation of the changes in accumulated other comprehensive earnings (losses) net of income taxes for 2024, 2023 and 2022:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in millions)
Balances at December 25, 2021	$7	(12)	(5)
Unrealized loss on debt securities	(626)	—	(626)
Net realized loss on debt securities reclassified to investment income	1	—	1
Adjustment to postretirement benefit obligation	—	21	21
Net other comprehensive (losses) earnings	(625)	21	(604)
Balances at December 31, 2022	(618)	9	(609)
Unrealized gain on debt securities	206	—	206
Adjustment to postretirement benefit obligation	—	(1)	(1)
Net other comprehensive earnings (losses)	206	(1)	205
Balances at December 30, 2023	(412)	8	(404)
Unrealized gain on debt securities	127	—	127
Net realized gain on debt securities reclassified to investment income	(2)	—	(2)
Adjustment to postretirement benefit obligation	—	4	4
Net other comprehensive earnings	125	4	129
Balances at December 28, 2024	$(287)	12	(275)
(9)    Segment Reporting
In 2024, the Company adopted the Accounting Standards Update (ASU) requiring that segment reporting be disclosed for companies with a single reportable segment. The Company adopted the ASU on a retrospective basis as of December 28, 2024. Prior to the adoption of the ASU, segment reporting disclosures were not required for companies with a single reportable segment. The adoption of the ASU had no effect on the Company’s financial condition or results of operations.
The Company is in the business of operating retail food supermarkets in the southeast region of the United States as a single reportable segment. The Company’s supermarkets offer similar products and services using a common distribution network and have a similar customer base. Decisions such as strategy development, product innovation and human resources and other policies are generally centralized decisions. The Company’s Chief Executive Officer is the chief operating decision maker (CODM).
The CODM reviews performance based on gross profit (sales less cost of merchandise sold), operating profit, net earnings and net earnings excluding the impact of the fair value adjustment, a non-GAAP financial measure. Operating profit is reviewed to monitor the operating and administrative expenses of the Company. Profitability is important to the Company’s ability to grow and expand operations, fund capital expenditures and strategic initiatives and return value to stockholders through dividends paid. The Company does not have any operations or sources of revenue outside of the United States. The Company does not have any customer representing more than 10% of total revenues for any period presented.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

Following is a summary of information for the Company’s single reportable segment for 2024, 2023 and 2022:

	2024	2023	2022
	(Amounts are in millions)
Revenues:
Sales	$59,736	57,096	54,534
Other operating income	441	438	408
Total revenues	60,177	57,534	54,942
Less:
Cost of merchandise sold	44,428	42,089	39,938
Other segment items (1)	11,281	10,972	10,245
Operating profit	4,468	4,473	4,759
Nonoperating income (loss)	1,341	969	(1,173)
Less: Income tax expense	1,174	1,093	668
Net earnings	$4,635	4,349	2,918

Net earnings excluding impact of fair value adjustment (2) (unaudited)	$4,047	4,089	4,049
Total assets	37,601	34,384	31,047
Depreciation and amortization	1,008	914	838
Payment for capital expenditures	2,612	1,993	1,768
(1)Other segment items includes payroll costs, depreciation and amortization, lease expense, other facility costs, advertising and other operating expenses.
(2)This measure is not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations.
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
(11)    Subsequent Event
On January 2, 2025, the Company declared a quarterly dividend on its common stock of $0.1075 per share or $350 million, payable February 3, 2025 to stockholders of record as of the close of business January 15, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officers and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the principal executive officers and principal financial officer each concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s principal executive officers and principal financial officer, in a manner that allows timely decisions regarding required disclosure.
Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment and these criteria, management believes that the Company’s internal control over financial reporting was effective as of December 28, 2024.
Item 9B. Other Information
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning the executive officers of the Company is set forth on the following page. All other information regarding this item is incorporated by reference from the Proxy Statement of the Company (2025 Proxy Statement), which the Company intends to file no later than 120 days after its fiscal year end.
The Company has adopted a Code of Ethical Conduct for Financial Managers that applies to the Company’s principal executive officers, principal financial officer, principal accounting officer or controller and all persons performing similar functions. A copy of the Code of Ethical Conduct for Financial Managers was filed as Exhibit 14 to the Annual Report on Form 10-K for the year ended December 30, 2023. Any amendment to, or waiver from, any provision of the Code of Ethical Conduct for Financial Managers will be posted on the Company’s website at corporate.publix.com/stock.
Item 11. Executive Compensation
Information regarding this item is incorporated by reference from the 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding this item is incorporated by reference from the 2025 Proxy Statement.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information regarding this item is incorporated by reference from the 2025 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information regarding this item is incorporated by reference from the 2025 Proxy Statement.

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since
Executive Officers of the Company
Norman J. Badger	46	Regional Director of Retail Operations of the Company to May 2020, Vice President to January 2024, Senior Vice President thereafter.	2020
Laurie Z. Douglas	61	Senior Vice President, Chief Information Officer and Chief Digital Officer of the Company.	2006
John L. Goff, Jr.	51	Vice President of the Company to January 2022, Senior Vice President to January 2024, President thereafter.	2019
Randall T. Jones, Sr.	62	Chief Executive Officer of the Company to January 2024, Executive Chairman to April 2024, Executive Chairman and Trustee of the Committee of Trustees of the ESOP thereafter.	2003
Merriann M. Metz	49	Vice President, General Counsel and Secretary of the Company to January 2022, Senior Vice President, General Counsel and Secretary thereafter.	2016
Kevin S. Murphy	54	President of the Company to January 2024, Chief Executive Officer thereafter.	2014
Brad E. Oliver	51	Vice President of the Company to January 2025, Senior Vice President thereafter.	2018
David P. Phillips	65	Executive Vice President, Chief Financial Officer and Treasurer of the Company and Trustee of the Committee of Trustees of the ESOP.	1990
Michael R. Smith	65	Senior Vice President of the Company.	2005
Officers of the Company
Monica A. Allman	51	Director of Stock Programs of the Company to March 2023, Vice President thereafter.	2023
Adrian Bennett	55	Regional Director of Retail Operations of the Company to July 2021, Vice President thereafter.	2021
Marcy P. Benton	56	Vice President of the Company.	2017
Matthew I. Crawley	56	Regional Director of Retail Operations of the Company to January 2022, Vice President thereafter.	2022
Kyle C. Davis	62	Director of Warehousing of the Company to January 2022, Vice President thereafter.	2022
David C. Finger	48	Director of Omnichannel of the Company to April 2024, Vice President thereafter.	2024
John C. Fisher	53	Senior Facilities Engineer of the Company to March 2021, Director of Industrial Maintenance to June 2024, Senior Director of Industrial Maintenance and Industrial Operations Purchasing to January 2025, Vice President thereafter.	2025
Christopher P. Haake	56	Business Development Director of the Company to January 2022, Vice President thereafter.	2022
Linda S. Hall	65	Vice President of the Company.	2002
Douglas A. Harris, Jr.	52	Vice President of the Company.	2019
Kris Jonczyk	55	Vice President of the Company.	2020
Erik J. Katenkamp	53	Vice President of the Company.	2013
L. Renee Kelly	63	Vice President of the Company.	2013
Michael E. Lester	59	Vice President of the Company.	2019
Christopher J. Mesa	55	Director of Tax and Treasury of the Company to January 2022, Vice President thereafter.	2022
Bridgid A. O’Connor	43	Director of Real Estate Strategy of the Company to April 2022, Vice President thereafter.	2022
William W. Rayburn, IV	62	Vice President of the Company.	2017
Malinda G. Renfroe	45	Director of Marketing Operations of the Company to March 2022, Vice President thereafter.	2022
Lee A. Revis	57	Business Development Director of the Company to January 2025, Vice President thereafter.	2025

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since
Officers of the Company (Continued)
Joseph R. Riddle	46	District Manager of Retail Operations of the Company to February 2020, Regional Director of Retail Operations to April 2023, Vice President thereafter.	2023
Dain Rusk	51	Vice President of the Company.	2018
Marc H. Salm	64	Vice President of the Company.	2008
Mikhael H. Ser	54	Director of Construction of the Company to January 2021, Director of Facility Refrigeration and Energy Management to January 2024, Vice President thereafter.	2024
Christopher M. Shaw	55	Business Development Director of the Company to January 2024, Vice President thereafter.	2024
Marsha C. Singh	50	Regional Director of Retail Operations of the Company to January 2023, Vice President thereafter.	2023
D. Douglas Stalbaum	45	Director of Business Analysis and Reporting of the Company to January 2022, Vice President thereafter.	2022
David L. Taulbee	61	Architectural Program Manager of the Company to April 2021, Director of Facilities Design to January 2025, Vice President thereafter.	2025
Steven B. Wellslager	58	Vice President of the Company.	2013

The terms of all officers expire in May 2025 or upon the election of their successors.

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

10.6*	Supplemental Executive Retirement Plan.
10.7*
Form of Indemnification Agreement between the Company and the Trustees of the Committee of Trustees of the Company’s ESOP is incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K dated July 1, 2015.

14	Code of Ethical Conduct for Financial Managers is incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K for the year ended December 30, 2023.
19	Insider Trading Policy.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from this Annual Report is formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Earnings, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
* Represents management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

March 3, 2025	By:	/s/ Merriann M. Metz
Merriann M. Metz
Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jessica L. Blume	Director	March 3, 2025
Jessica L. Blume

/s/ Joseph DiBenedetto, Jr.	Director	March 3, 2025
Joseph DiBenedetto, Jr.

/s/ Mark R. Irby	Director	March 3, 2025
Mark R. Irby

/s/ Jennifer A. Jenkins	Director	March 3, 2025
Jennifer A. Jenkins

/s/ Randall T. Jones, Sr.	Executive Chairman	March 3, 2025
Randall T. Jones, Sr.	(Co-Principal Executive Officer)

/s/ Stephen M. Knopik	Director	March 3, 2025
Stephen M. Knopik

/s/ Kevin S. Murphy	Chief Executive Officer and Director	March 3, 2025
Kevin S. Murphy	(Co-Principal Executive Officer)

/s/ David P. Phillips	Executive Vice President, Chief Financial Officer, Treasurer	March 3, 2025
David P. Phillips	and Director (Principal Financial and Accounting Officer)