Form 10-Q
period 2025-06-28
PUBLIX SUPER MARKETS INC
filed 2025-08-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
Yes                 No    X
The number of shares of the Registrant’s common stock outstanding as of July 15, 2025 was 3,248,000,000.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in millions, except par value)
(Unaudited)

	June 28, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$656	856
Short-term investments	2,469	2,800
Trade receivables	1,291	1,228
Inventories	2,667	2,613
Prepaid expenses	197	191
Total current assets	7,280	7,688
Long-term investments	13,894	12,258
Other noncurrent assets	860	856
Operating lease right-of-use assets	2,974	3,030
Property, plant and equipment	23,636	22,628
Accumulated depreciation	(9,274)	(8,859)
Net property, plant and equipment	14,362	13,769
	$39,370	37,601
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,000	2,949
Accrued expenses:
Contributions to retirement plans	491	757
Self-insurance reserves	288	282
Salaries and wages	510	310
Other	775	765
Current portion of operating lease liabilities	356	354
Income taxes	1	—
Total current liabilities	5,421	5,417
Deferred income taxes	1,165	1,078
Self-insurance reserves	268	269
Operating lease liabilities	2,446	2,511
Finance lease liabilities	766	668
Other noncurrent liabilities	257	230
Total liabilities	10,323	10,173
Common stock related to Employee Stock Ownership Plan (ESOP)	5,055	4,530
Stockholders’ equity:
Common stock of $1 par value. Authorized 4,000 shares; issued 3,275 shares in 2025 and 3,258 shares in 2024	3,275	3,258
Additional paid-in capital	2,648	2,323
Retained earnings	23,762	22,087
Treasury stock at cost, 27 shares in 2025	(534)	—
Accumulated other comprehensive losses	(140)	(275)
Common stock related to ESOP	(5,055)	(4,530)
Total stockholders’ equity	23,956	22,863
Noncontrolling interests	36	35
Total equity	29,047	27,428
	$39,370	37,601
See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	June 28, 2025	June 29, 2024
Revenues:
Sales	$15,579	14,523
Other operating income	111	113
Total revenues	15,690	14,636
Costs and expenses:
Cost of merchandise sold	11,606	10,805
Operating and administrative expenses	2,932	2,779
Total costs and expenses	14,538	13,584
Operating profit	1,152	1,052
Investment income	560	151
Other nonoperating income, net	32	29
Earnings before income tax expense	1,744	1,232
Income tax expense	369	260
Net earnings	$1,375	972
Weighted average shares outstanding	3,258	3,296
Earnings per share	$0.42	0.29

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in millions)
(Unaudited)

	Three Months Ended
	June 28, 2025	June 29, 2024
Net earnings	$1,375	972
Other comprehensive earnings (losses):
Unrealized gain on debt securities net of income taxes of $19.7 and $4.5 in 2025 and 2024, respectively.	58	13
Reclassification adjustment for net realized gain on debt securities net of income taxes of $(0.2) in 2025.	(1)	—
Comprehensive earnings	$1,432	985

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in millions, except per share amounts)
(Unaudited)

	Six Months Ended
	June 28, 2025	June 29, 2024
Revenues:
Sales	$31,406	29,577
Other operating income	218	221
Total revenues	31,624	29,798
Costs and expenses:
Cost of merchandise sold	23,300	21,964
Operating and administrative expenses	5,828	5,587
Total costs and expenses	29,128	27,551
Operating profit	2,496	2,247
Investment income	458	646
Other nonoperating income, net	65	61
Earnings before income tax expense	3,019	2,954
Income tax expense	633	616
Net earnings	$2,386	2,338
Weighted average shares outstanding	3,258	3,296
Earnings per share	$0.73	0.71

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in millions)
(Unaudited)

	Six Months Ended
	June 28, 2025	June 29, 2024
Net earnings	$2,386	2,338
Other comprehensive earnings (losses):
Unrealized gain (loss) on debt securities net of income taxes of $47.6 and $(0.3) in 2025 and 2024, respectively.	140	(2)
Reclassification adjustment for net realized gain on debt securities net of income taxes of $(1.2) in 2025.	(4)	—
Adjustment to postretirement benefit obligation net of income taxes of $(0.2) in 2025.	(1)	—
Comprehensive earnings	$2,521	2,336

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in millions)
(Unaudited)

	Six Months Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Cash received from customers	$31,517	29,744
Cash paid to employees and suppliers	(27,771)	(26,398)
Income taxes paid	(590)	(743)
Self-insured claims paid	(339)	(289)
Dividends and interest received	228	216
Other operating cash receipts	216	220
Other operating cash payments	(21)	(18)
Net cash provided by operating activities	3,240	2,732
Cash flows from investing activities:
Payment for capital expenditures	(1,018)	(1,199)
Proceeds from sale of property, plant and equipment	8	17
Payment for investments	(3,689)	(1,766)
Proceeds from sale and maturity of investments	2,692	1,209
Net cash used in investing activities	(2,007)	(1,739)
Cash flows from financing activities:
Payment for acquisition of common stock	(866)	(815)
Proceeds from sale of common stock	158	145
Dividends paid	(711)	(685)
Repayment of finance leases and long-term debt	(14)	(18)
Net cash used in financing activities	(1,433)	(1,373)
Net decrease in cash and cash equivalents	(200)	(380)
Cash and cash equivalents at beginning of period	856	865
Cash and cash equivalents at end of period	$656	485

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in millions)
(Unaudited)

	Six Months Ended
	June 28, 2025	June 29, 2024
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,386	2,338
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	527	494
Increase in last-in, first-out (LIFO) reserve	45	15
Retirement contributions paid or payable in common stock	268	257
Deferred income taxes	41	105
Gain on disposal and impairment of long-lived assets	(2)	(9)
Gain on investments	(228)	(430)
Net amortization of investments	9	10
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(63)	26
Inventories	(99)	(2)
Other assets	13	14
Accounts payable and accrued expenses	334	161
Income taxes	(12)	(261)
Other liabilities	21	14
Total adjustments	854	394
Net cash provided by operating activities	$3,240	2,732

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts are in millions, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
2025
Balances at December 28, 2024	$3,258	2,323	22,087	—	(275)	(4,530)	22,863
Comprehensive earnings	—	—	1,011	—	78	—	1,089
Dividends, $0.1075 per share	—	—	(351)	—	—	—	(351)
Contribution of 27 shares to retirement plan	17	324	—	175	—	—	516
Acquisition of 24 shares from stockholders	—	—	—	(453)	—	—	(453)
Sale of 6 shares to stockholders	—	1	—	115	—	—	116
Change for ESOP related shares	—	—	—	—	—	(778)	(778)
Balances at March 29, 2025	3,275	2,648	22,747	(163)	(197)	(5,308)	23,002
Comprehensive earnings	—	—	1,375	—	57	—	1,432
Dividends, $0.1105 per share	—	—	(360)	—	—	—	(360)
Acquisition of 21 shares from stockholders	—	—	—	(413)	—	—	(413)
Sale of 2 shares to stockholders	—	—	—	42	—	—	42
Change for ESOP related shares	—	—	—	—	—	253	253
Balances at June 28, 2025	$3,275	2,648	23,762	(534)	(140)	(5,055)	23,956

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

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Basis of Presentation
The condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (Company) and the accompanying notes are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three and six months ended June 28, 2025 may not necessarily be indicative of the results for the entire 2025 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 (Annual Report).
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
Following is a summary of fair value measurements for investments as of June 28, 2025 and December 28, 2024:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in millions)
June 28, 2025	$16,363	4,483	11,880	—
December 28, 2024	15,058	3,492	11,566	—

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)Investments
(a)Debt Securities
Following is a summary of debt securities as of June 28, 2025 and December 28, 2024:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in millions)
June 28, 2025
Taxable bonds	$11,889	47	249	11,687
Restricted investments	192	2	1	193
	$12,081	49	250	11,880
December 28, 2024
Taxable bonds	$11,765	19	402	11,382
Restricted investments	185	—	1	184
	$11,950	19	403	11,566
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.
Following is a summary of the cost and fair value of debt securities by expected maturity as of June 28, 2025 and December 28, 2024:

	June 28, 2025		December 28, 2024
	Cost	Fair Value	Cost	Fair Value
	(Amounts are in millions)
Due in one year or less	$2,492	2,469	2,825	2,800
Due after one year through five years	5,632	5,436	7,339	6,993
Due after five years through ten years	3,877	3,894	1,776	1,763
Due after ten years	80	81	10	10
	$12,081	11,880	11,950	11,566

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had no debt securities with credit losses as of June 28, 2025 and December 28, 2024.
Following is a summary of debt securities with other unrealized losses by the time period impaired as of June 28, 2025 and December 28, 2024:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in millions)
June 28, 2025
Taxable bonds	$1,750	11	6,081	238	7,831	249
Restricted investments	—	—	26	1	26	1
	$1,750	11	6,107	239	7,857	250
December 28, 2024
Taxable bonds	$1,810	17	7,282	385	9,092	402
Restricted investments	24	—	26	1	50	1
	$1,834	17	7,308	386	9,142	403
There were 343 debt securities contributing to the total unrealized losses of $250 million as of June 28, 2025. Unrealized losses related to debt securities are primarily due to increases in interest rates that occurred since the debt securities were purchased. The Company continues to receive scheduled principal and interest payments on these debt securities.
(b)Equity Securities
Equity securities are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). The fair value of equity securities was $4.5 billion and $3.5 billion as of June 28, 2025 and December 28, 2024, respectively.
(c)Investment Income (Loss)
Net realized gain or loss on investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. The net realized gain or loss on investments excludes the net gain or loss on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately in the following table.
Following is a summary of investment income for the three and six months ended June 28, 2025 and June 29, 2024:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(Amounts are in millions)
Interest and dividend income	$113	108	230	216
Net realized gain on investments	1	—	5	—
	114	108	235	216
Fair value adjustment, due to net unrealized gain, on equity securities held at end of period	446	43	223	430
	$560	151	458	646

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $853 million and $661 million as of June 28, 2025 and December 28, 2024, respectively. The cost of the shares held by the ESOP totaled $4.2 billion and $3.9 billion as of June 28, 2025 and December 28, 2024, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $5.1 billion and $4.5 billion as of June 28, 2025 and December 28, 2024, respectively. The fair value of the shares held by the ESOP totaled $14.1 billion and $12.9 billion as of June 28, 2025 and December 28, 2024, respectively.
(5)Accumulated Other Comprehensive Earnings (Losses)
Following is a reconciliation of the changes in accumulated other comprehensive (losses) earnings net of income taxes for the three months ended June 28, 2025 and June 29, 2024:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in millions)
2025
Balances at March 29, 2025	$(208)	11	(197)
Unrealized gain on debt securities	58	—	58
Net realized gain on debt securities reclassified to investment income	(1)	—	(1)
Net other comprehensive earnings	57	—	57
Balances at June 28, 2025	$(151)	11	(140)
2024
Balances at March 30, 2024	$(427)	8	(419)
Unrealized gain on debt securities	13	—	13
Net other comprehensive earnings	13	—	13
Balances at June 29, 2024	$(414)	8	(406)

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of the changes in accumulated other comprehensive (losses) earnings net of income taxes for the six months ended June 28, 2025 and June 29, 2024:

	Investments	Postretirement Benefits	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in millions)
2025
Balances at December 28, 2024	$(287)	12	(275)
Unrealized gain on debt securities	140	—	140
Net realized gain on debt securities reclassified to investment income	(4)	—	(4)
Adjustment to postretirement benefit obligation	—	(1)	(1)
Net other comprehensive earnings (losses)	136	(1)	135
Balances at June 28, 2025	$(151)	11	(140)
2024
Balances at December 30, 2023	$(412)	8	(404)
Unrealized loss on debt securities	(2)	—	(2)
Net other comprehensive losses	(2)	—	(2)
Balances at June 29, 2024	$(414)	8	(406)

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
Following is a summary of information for the Company’s single reportable segment for the three and six months ended June 28, 2025 and June 29, 2024:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(Amounts are in millions)
Revenues:
Sales	$15,579	14,523	31,406	29,577
Other operating income	111	113	218	221
Total revenues	15,690	14,636	31,624	29,798
Less:
Cost of merchandise sold	11,606	10,805	23,300	21,964
Other segment items (1)	2,932	2,779	5,828	5,587
Operating profit	1,152	1,052	2,496	2,247
Nonoperating income	592	180	523	707
Less: Income tax expense	369	260	633	616
Net earnings	$1,375	972	2,386	2,338

Net earnings excluding impact of fair value adjustment (2)	$1,043	940	2,220	2,017
Depreciation and amortization	267	251	527	494
Payment for capital expenditures	553	623	1,018	1,199
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
Total assets for the Company’s single reportable segment were $39.4 billion and $37.6 billion as of June 28, 2025 and December 28, 2024, respectively.
(7)Subsequent Event
On July 1, 2025, the Company declared a quarterly dividend on its common stock of $0.1105 per share or $359 million, payable August 1, 2025 to stockholders of record as of the close of business July 15, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The objective of this section is to provide a summary of material information relevant to enhancing the stockholders’ understanding of the financial condition and results of operations of the Company. Following is an analysis of the financial condition and results of operations of the Company for the three and six months ended June 28, 2025 as compared with the three and six months ended June 29, 2024. This information should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes and the Annual Report.
Overview
The Company is engaged in the retail food industry and as of June 28, 2025 operated 1,411 supermarkets in Florida, Georgia, Alabama, South Carolina, Tennessee, North Carolina, Virginia and Kentucky. The Company has no other significant lines of business or industry segments. For the six months ended June 28, 2025, 25 supermarkets were opened (including four replacement supermarkets) and 47 supermarkets were remodeled. Four supermarkets were closed during the period. The replacement supermarkets that opened during the six months ended June 28, 2025 replaced four supermarkets closed in a previous period. The four supermarkets closed in 2025 will be replaced on site in a subsequent period. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Results of Operations
Sales
Sales for the three months ended June 28, 2025 were $15.6 billion as compared with $14.5 billion for the three months ended June 29, 2024, an increase of $1.1 billion or 7.3%. The increase in sales for the three months ended June 28, 2025 as compared with the three months ended June 29, 2024 was primarily due to new supermarket sales and a 6.0% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). The Company estimates the increase in sales for the three months ended June 28, 2025 as compared with the three months ended June 29, 2024 was $150 million or 1.0% higher due to the effect of the Easter holiday being in the second quarter in 2025 and in the first quarter in 2024. Comparable store sales for the three months ended June 28, 2025 increased primarily due to the impact of inflation on product costs and the effect of the Easter holiday timing. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 12 to 15 months.
Sales for the six months ended June 28, 2025 were $31.4 billion as compared with $29.6 billion for the six months ended June 29, 2024, an increase of $1.8 billion or 6.2%. The increase in sales for the six months ended June 28, 2025 as compared with the six months ended June 29, 2024 was primarily due to new supermarket sales and a 5.0% increase in comparable store sales. Comparable store sales for the six months ended June 28, 2025 increased primarily due to the impact of inflation on product costs.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 25.5% and 25.6% for the three months ended June 28, 2025 and June 29, 2024, respectively. The decrease in gross profit as a percentage of sales for the three months ended June 28, 2025 as compared with the three months ended June 29, 2024 was primarily due to the relative sales growth of pharmacy products, partially offset by cost improvements, including a decrease in distribution costs as a percentage of sales. Gross profit as a percentage of sales was 25.8% and 25.7% for the six months ended June 28, 2025 and June 29, 2024, respectively. The increase in gross profit as a percentage of sales for the six months ended June 28, 2025 as compared with the six months ended June 29, 2024 was primarily due to cost improvements, including a decrease in distribution costs as a percentage of sales, partially offset by the relative sales growth of pharmacy products.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 18.8% and 19.1% for the three months ended June 28, 2025 and June 29, 2024, respectively. Operating and administrative expenses as a percentage of sales were 18.6% and 18.9% for the six months ended June 28, 2025 and June 29, 2024, respectively. The decrease in operating and administrative expenses as a percentage of sales for the three and six months ended June 28, 2025 as compared with the three and six months ended June 29, 2024 was primarily due to a decrease in payroll costs as a percentage of sales.

Operating profit
Operating profit as a percentage of sales was 7.4% and 7.2% for the three months ended June 28, 2025 and June 29, 2024, respectively. The increase in operating profit as a percentage of sales for the three months ended June 28, 2025 as compared with the three months ended June 29, 2024 was due to the decrease in operating and administrative expenses as a percentage of sales, partially offset by the decrease in gross profit as a percentage of sales. Operating profit as a percentage of sales was 7.9% and 7.6% for the six months ended June 28, 2025 and June 29, 2024, respectively. The increase in operating profit as a percentage of sales for the six months ended June 28, 2025 as compared with the six months ended June 29, 2024 was due to the increase in gross profit as a percentage of sales and the decrease in operating and administrative expenses as a percentage of sales.
Investment income (loss)
Investment income for the three months ended June 28, 2025 and June 29, 2024 was $560 million and $151 million, respectively. Excluding the impact of net unrealized gains on equity securities in 2025 and 2024, investment income would have been $114 million and $108 million for the three months ended June 28, 2025 and June 29, 2024, respectively. Excluding the impact of net unrealized gains on equity securities in 2025 and 2024, the increase in investment income for the three months ended June 28, 2025 as compared with the three months ended June 29, 2024 was primarily due to the increase in interest and dividend income.
Investment income for the six months ended June 28, 2025 and June 29, 2024 was $458 million and $646 million, respectively. Excluding the impact of net unrealized gains on equity securities in 2025 and 2024, investment income would have been $235 million and $216 million for the six months ended June 28, 2025 and June 29, 2024, respectively. Excluding the impact of net unrealized gains on equity securities in 2025 and 2024, the increase in investment income for the six months ended June 28, 2025 as compared with the six months ended June 29, 2024 was primarily due to the increase in interest and dividend income.
Income tax expense
The effective income tax rate was 21.2% and 21.1% for the three months ended June 28, 2025 and June 29, 2024, respectively. The effective income tax rate was 21.0% and 20.9% for the six months ended June 28, 2025 and June 29, 2024, respectively. The effective income tax rate for the three and six months ended June 28, 2025 as compared with the three and six months ended June 29, 2024 remained relatively unchanged.
Net earnings
Net earnings were $1.4 billion or $0.42 per share and $972 million or $0.29 per share for the three months ended June 28, 2025 and June 29, 2024, respectively. Net earnings as a percentage of sales were 8.8% and 6.7% for the three months ended June 28, 2025 and June 29, 2024, respectively. Excluding the impact of net unrealized gains on equity securities in 2025 and 2024, net earnings would have been $1.0 billion or $0.32 per share and 6.7% as a percentage of sales for the three months ended June 28, 2025 and $940 million or $0.29 per share and 6.5% as a percentage of sales for the three months ended June 29, 2024. Excluding the impact of net unrealized gains on equity securities in 2025 and 2024, the increase in net earnings as a percentage of sales for the three months ended June 28, 2025 as compared with the three months ended June 29, 2024 was primarily due to the increase in operating profit as a percentage of sales.
Net earnings were $2.4 billion or $0.73 per share and $2.3 billion or $0.71 per share for the six months ended June 28, 2025 and June 29, 2024, respectively. Net earnings as a percentage of sales were 7.6% and 7.9% for the six months ended June 28, 2025 and June 29, 2024, respectively. Excluding the impact of net unrealized gains on equity securities in 2025 and 2024, net earnings would have been $2.2 billion or $0.68 per share and 7.1% as a percentage of sales for the six months ended June 28, 2025 and $2.0 billion or $0.61 per share and 6.8% as a percentage of sales for the six months ended June 29, 2024. Excluding the impact of net unrealized gains on equity securities in 2025 and 2024, the increase in net earnings as a percentage of sales for the six months ended June 28, 2025 as compared with the six months ended June 29, 2024 was primarily due to the increase in operating profit as a percentage of sales.

Non-GAAP Financial Measures
In addition to reporting financial results for the three and six months ended June 28, 2025 and June 29, 2024 in accordance with GAAP, the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations.
Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for the three and six months ended June 28, 2025 and June 29, 2024:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(Amounts are in millions, except per share amounts)
Net earnings	$1,375	972	2,386	2,338
Fair value adjustment, due to net unrealized gain, on equity securities held at end of period	(446)	(43)	(223)	(430)
Income tax expense (1)	114	11	57	109
Net earnings excluding impact of fair value adjustment	$1,043	940	2,220	2,017
Weighted average shares outstanding	3,258	3,296	3,258	3,296
Earnings per share excluding impact of fair value adjustment	$0.32	0.29	0.68	0.61
(1)Income tax expense is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $17.0 billion as of June 28, 2025, as compared with $15.9 billion as of December 28, 2024 and $15.2 billion as of June 29, 2024. The increase from the second quarter of 2024 to the second quarter of 2025 was primarily due to the increase in the fair value of investments.
Net cash provided by operating activities
Net cash provided by operating activities was $3.2 billion and $2.7 billion for the six months ended June 28, 2025 and June 29, 2024, respectively. The increase in net cash provided by operating activities for the six months ended June 28, 2025 as compared with the six months ended June 29, 2024 was primarily due to the increase in operating profit and the decrease in income taxes paid. Income taxes paid in 2024 includes payments for 2023 that were deferred due to Hurricane Idalia.
Net cash used in investing activities
Net cash used in investing activities was $2.0 billion and $1.7 billion for the six months ended June 28, 2025 and June 29, 2024, respectively. The primary use of net cash in investing activities for the six months ended June 28, 2025 was funding capital expenditures and net increases in investments. Capital expenditures for the six months ended June 28, 2025 totaled $1.0 billion. These expenditures were incurred in connection with the opening of 25 supermarkets (including four replacement supermarkets) and the remodeling of 47 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. For the six months ended June 28, 2025, the payment for investments, net of the proceeds from the sale and maturity of investments, was $997 million.
Net cash used in financing activities
Net cash used in financing activities was $1.4 billion for the six months ended June 28, 2025 and June 29, 2024. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $708 million and $670 million for the six months ended June 28, 2025 and June 29, 2024, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $711 million or $0.218 per share and $685 million or $0.2075 per share during the six months ended June 28, 2025 and June 29, 2024, respectively.
Capital expenditures projection
Capital expenditures for the remainder of 2025 are expected to be approximately $1.5 billion, primarily related to new supermarkets, remodeling existing supermarkets, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. Capital expenditures are expected to be funded with internally generated funds or liquid assets. This capital program is subject to continuing change and review.
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
Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officers and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the principal executive officers and principal financial officer each concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s principal executive officers and principal financial officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
Following are the shares of common stock repurchased by the Company during the three months ended June 28, 2025 (amounts are in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 30, 2025 - May 3, 2025	7	$19.57	N/A	N/A
May 4, 2025 - May 31, 2025	8	20.20	N/A	N/A
June 1, 2025 - June 28, 2025	6	20.20	N/A	N/A
Total	21	$19.99	N/A	N/A
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
The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended June 28, 2025 required to be disclosed in the last two columns of the table.
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

PUBLIX SUPER MARKETS, INC.

Date:	August 1, 2025	/s/ Merriann M. Metz
Merriann M. Metz, Secretary

Date:	August 1, 2025	/s/ David P. Phillips
David P. Phillips, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)