Form 10-Q
period 2025-09-27
PUBLIX SUPER MARKETS INC
filed 2025-11-03
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
Yes                 No    X
The number of shares of the Registrant’s common stock outstanding as of October 15, 2025 was 3,228,000,000.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in millions, except par value)
(Unaudited)

	September 27, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$859	856
Short-term investments	2,513	2,800
Trade receivables	1,349	1,228
Inventories	2,686	2,613
Prepaid expenses	253	191
Total current assets	7,660	7,688
Long-term investments	14,204	12,258
Other noncurrent assets	841	856
Operating lease right-of-use assets	2,979	3,030
Property, plant and equipment	24,158	22,628
Accumulated depreciation	(9,479)	(8,859)
Net property, plant and equipment	14,679	13,769
	$40,363	37,601
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,911	2,949
Accrued expenses:
Contributions to retirement plans	642	757
Self-insurance reserves	292	282
Salaries and wages	616	310
Other	848	765
Current portion of operating lease liabilities	357	354
Total current liabilities	5,666	5,417
Deferred income taxes	1,425	1,078
Self-insurance reserves	268	269
Operating lease liabilities	2,440	2,511
Finance lease liabilities	810	668
Other noncurrent liabilities	231	230
Total liabilities	10,840	10,173
Common stock related to Employee Stock Ownership Plan (ESOP)	5,016	4,530
Stockholders’ equity:
Common stock of $1 par value. Authorized 4,000 shares; issued 3,275 shares in 2025 and 3,258 shares in 2024	3,275	3,258
Additional paid-in capital	2,648	2,323
Retained earnings	24,586	22,087
Treasury stock at cost, 47 shares in 2025	(945)	—
Accumulated other comprehensive losses	(77)	(275)
Common stock related to ESOP	(5,016)	(4,530)
Total stockholders’ equity	24,471	22,863
Noncontrolling interests	36	35
Total equity	29,523	27,428
	$40,363	37,601
See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 27, 2025	September 28, 2024
Revenues:
Sales	$15,385	14,630
Other operating income	114	103
Total revenues	15,499	14,733
Costs and expenses:
Cost of merchandise sold	11,496	10,915
Operating and administrative expenses	2,941	2,798
Total costs and expenses	14,437	13,713
Operating profit	1,062	1,020
Investment income	398	332
Other nonoperating income, net	30	22
Earnings before income tax expense	1,490	1,374
Income tax expense	307	277
Net earnings	$1,183	1,097
Weighted average shares outstanding	3,240	3,278
Earnings per share	$0.37	0.33

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in millions)
(Unaudited)

	Three Months Ended
	September 27, 2025	September 28, 2024
Net earnings	$1,183	1,097
Other comprehensive earnings (losses):
Unrealized gain on debt securities net of income taxes of $22.2 and $68.4 in 2025 and 2024, respectively.	65	201
Reclassification adjustment for net realized gain on debt securities net of income taxes of $(0.4) and $(0.2) in 2025 and 2024, respectively.	(1)	(1)
Adjustment to postretirement benefit obligation net of income taxes of $(0.3) in 2025.	(1)	—
Comprehensive earnings	$1,246	1,297

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in millions, except per share amounts)
(Unaudited)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Revenues:
Sales	$46,791	44,207
Other operating income	332	324
Total revenues	47,123	44,531
Costs and expenses:
Cost of merchandise sold	34,796	32,879
Operating and administrative expenses	8,769	8,385
Total costs and expenses	43,565	41,264
Operating profit	3,558	3,267
Investment income	856	978
Other nonoperating income, net	95	83
Earnings before income tax expense	4,509	4,328
Income tax expense	940	893
Net earnings	$3,569	3,435
Weighted average shares outstanding	3,252	3,290
Earnings per share	$1.10	1.04

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in millions)
(Unaudited)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Net earnings	$3,569	3,435
Other comprehensive earnings (losses):
Unrealized gain on debt securities net of income taxes of $69.8 and $68.1 in 2025 and 2024, respectively.	205	199
Reclassification adjustment for net realized gain on debt securities net of income taxes of $(1.6) and $(0.2) in 2025 and 2024, respectively.	(5)	(1)
Adjustment to postretirement benefit obligation net of income taxes of $(0.5) in 2025.	(2)	—
Comprehensive earnings	$3,767	3,633

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in millions)
(Unaudited)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Cash received from customers	$46,906	44,420
Cash paid to employees and suppliers	(41,576)	(39,468)
Income taxes paid	(694)	(828)
Self-insured claims paid	(521)	(456)
Dividends and interest received	363	334
Other operating cash receipts	329	321
Other operating cash payments	(33)	(26)
Net cash provided by operating activities	4,774	4,297
Cash flows from investing activities:
Payment for capital expenditures	(1,573)	(1,991)
Proceeds from sale of property, plant and equipment	11	20
Payment for investments	(5,481)	(2,390)
Proceeds from sale and maturity of investments	4,483	2,105
Net cash used in investing activities	(2,560)	(2,256)
Cash flows from financing activities:
Payment for acquisition of common stock	(1,353)	(1,102)
Proceeds from sale of common stock	234	211
Dividends paid	(1,070)	(1,037)
Repayment of finance leases and long-term debt	(22)	(33)
Net cash used in financing activities	(2,211)	(1,961)
Net increase in cash and cash equivalents	3	80
Cash and cash equivalents at beginning of period	856	865
Cash and cash equivalents at end of period	$859	945

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in millions)
(Unaudited)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$3,569	3,435
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	812	752
Increase in last-in, first-out (LIFO) reserve	56	22
Retirement contributions paid or payable in common stock	407	388
Deferred income taxes	280	173
Gain on disposal and impairment of long-lived assets	(1)	(7)
Gain on investments	(501)	(655)
Net amortization of investments	12	17
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(121)	(3)
Inventories	(129)	35
Other assets	4	30
Accounts payable and accrued expenses	437	236
Income taxes	(61)	(142)
Other liabilities	10	16
Total adjustments	1,205	862
Net cash provided by operating activities	$4,774	4,297

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts are in millions, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
2025
Balances at December 28, 2024	$3,258	2,323	22,087	—	(275)	(4,530)	22,863
Comprehensive earnings	—	—	1,011	—	78	—	1,089
Dividends, $0.1075 per share	—	—	(351)	—	—	—	(351)
Contribution of 27 shares to retirement plan	17	324	—	175	—	—	516
Acquisition of 24 shares from stockholders	—	—	—	(453)	—	—	(453)
Sale of 6 shares to stockholders	—	1	—	115	—	—	116
Change for ESOP related shares	—	—	—	—	—	(778)	(778)
Balances at March 29, 2025	3,275	2,648	22,747	(163)	(197)	(5,308)	23,002
Comprehensive earnings	—	—	1,375	—	57	—	1,432
Dividends, $0.1105 per share	—	—	(360)	—	—	—	(360)
Acquisition of 21 shares from stockholders	—	—	—	(413)	—	—	(413)
Sale of 2 shares to stockholders	—	—	—	42	—	—	42
Change for ESOP related shares	—	—	—	—	—	253	253
Balances at June 28, 2025	3,275	2,648	23,762	(534)	(140)	(5,055)	23,956
Comprehensive earnings	—	—	1,183	—	63	—	1,246
Dividends, $0.1105 per share	—	—	(359)	—	—	—	(359)
Acquisition of 24 shares from stockholders	—	—	—	(487)	—	—	(487)
Sale of 4 shares to stockholders	—	—	—	76	—	—	76
Change for ESOP related shares	—	—	—	—	—	39	39
Balances at September 27, 2025	$3,275	2,648	24,586	(945)	(77)	(5,016)	24,471

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

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Basis of Presentation
The condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (Company) and the accompanying notes are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three and nine months ended September 27, 2025 may not necessarily be indicative of the results for the entire 2025 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 (Annual Report).
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
(2)Fair Value of Financial Instruments
The fair value of certain financial instruments, including cash and cash equivalents, trade receivables and accounts payable, approximates their respective carrying amounts due to their short-term maturity.
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
Following is a summary of fair value measurements for investments as of September 27, 2025 and December 28, 2024:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in millions)
September 27, 2025	$16,717	4,766	11,951	—
December 28, 2024	15,058	3,492	11,566	—

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)Investments
(a)Debt Securities
Following is a summary of debt securities as of September 27, 2025 and December 28, 2024:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in millions)
September 27, 2025
Taxable bonds	$11,874	84	202	11,756
Restricted investments	193	3	1	195
	$12,067	87	203	11,951
December 28, 2024
Taxable bonds	$11,765	19	402	11,382
Restricted investments	185	—	1	184
	$11,950	19	403	11,566
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.
Following is a summary of the cost and fair value of debt securities by expected maturity as of September 27, 2025 and December 28, 2024:

	September 27, 2025		December 28, 2024
	Cost	Fair Value	Cost	Fair Value
	(Amounts are in millions)
Due in one year or less	$2,540	2,513	2,825	2,800
Due after one year through five years	4,916	4,780	7,339	6,993
Due after five years through ten years	4,384	4,430	1,776	1,763
Due after ten years	227	228	10	10
	$12,067	11,951	11,950	11,566

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had no debt securities with credit losses as of September 27, 2025 and December 28, 2024.
Following is a summary of debt securities with other unrealized losses by the time period impaired as of September 27, 2025 and December 28, 2024:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in millions)
September 27, 2025
Taxable bonds	$1,527	16	5,592	186	7,119	202
Restricted investments	9	—	26	1	35	1
	$1,536	16	5,618	187	7,154	203
December 28, 2024
Taxable bonds	$1,810	17	7,282	385	9,092	402
Restricted investments	24	—	26	1	50	1
	$1,834	17	7,308	386	9,142	403
There were 311 debt securities contributing to the total unrealized losses of $203 million as of September 27, 2025. Unrealized losses related to debt securities are primarily due to increases in interest rates that occurred since the debt securities were purchased. The Company continues to receive scheduled principal and interest payments on these debt securities.
(b)Equity Securities
Equity securities are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). The fair value of equity securities was $4.8 billion and $3.5 billion as of September 27, 2025 and December 28, 2024, respectively.
(c)Investment Income (Loss)
Net realized gain or loss on investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. The net realized gain or loss on investments excludes the net gain or loss on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately in the following table.
Following is a summary of investment income for the three and nine months ended September 27, 2025 and September 28, 2024:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(Amounts are in millions)
Interest and dividend income	$125	107	355	323
Net realized gain on investments	1	1	6	1
	126	108	361	324
Fair value adjustment, due to net unrealized gain, on equity securities held at end of period	272	224	495	654
	$398	332	856	978

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $870 million and $661 million as of September 27, 2025 and December 28, 2024, respectively. The cost of the shares held by the ESOP totaled $4.1 billion and $3.9 billion as of September 27, 2025 and December 28, 2024, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $5.0 billion and $4.5 billion as of September 27, 2025 and December 28, 2024, respectively. The fair value of the shares held by the ESOP totaled $14.6 billion and $12.9 billion as of September 27, 2025 and December 28, 2024, respectively.
(5)Accumulated Other Comprehensive Earnings (Losses)
Following is a reconciliation of the changes in accumulated other comprehensive (losses) earnings net of income taxes for the three months ended September 27, 2025 and September 28, 2024:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in millions)
2025
Balances at June 28, 2025	$(151)	11	(140)
Unrealized gain on debt securities	65	—	65
Net realized gain on debt securities reclassified to investment income	(1)	—	(1)
Adjustment to postretirement benefit obligation	—	(1)	(1)
Net other comprehensive earnings (losses)	64	(1)	63
Balances at September 27, 2025	$(87)	10	(77)
2024
Balances at June 29, 2024	$(414)	8	(406)
Unrealized gain on debt securities	201	—	201
Net realized gain on debt securities reclassified to investment income	(1)	—	(1)
Net other comprehensive earnings	200	—	200
Balances at September 28, 2024	$(214)	8	(206)

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of the changes in accumulated other comprehensive (losses) earnings net of income taxes for the nine months ended September 27, 2025 and September 28, 2024:

Investments		Postretirement Benefits	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in millions)
2025
Balances at December 28, 2024	$(287)	12	(275)
Unrealized gain on debt securities	205	—	205
Net realized gain on debt securities reclassified to investment income	(5)	—	(5)
Adjustment to postretirement benefit obligation	—	(2)	(2)
Net other comprehensive earnings (losses)	200	(2)	198
Balances at September 27, 2025	$(87)	10	(77)
2024
Balances at December 30, 2023	$(412)	8	(404)
Unrealized gain on debt securities	199	—	199
Net realized gain on debt securities reclassified to investment income	(1)	—	(1)
Net other comprehensive earnings	198	—	198
Balances at September 28, 2024	$(214)	8	(206)

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
Following is a summary of information for the Company’s single reportable segment for the three and nine months ended September 27, 2025 and September 28, 2024:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(Amounts are in millions)
Revenues:
Sales	$15,385	14,630	46,791	44,207
Other operating income	114	103	332	324
Total revenues	15,499	14,733	47,123	44,531
Less:
Cost of merchandise sold	11,496	10,915	34,796	32,879
Other segment items (1)	2,941	2,798	8,769	8,385
Operating profit	1,062	1,020	3,558	3,267
Nonoperating income	428	354	951	1,061
Less: Income tax expense	307	277	940	893
Net earnings	$1,183	1,097	3,569	3,435

Net earnings excluding impact of fair value adjustment (2)	$980	930	3,200	2,947
Depreciation and amortization	285	258	812	752
Payment for capital expenditures	555	792	1,573	1,991
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
Total assets for the Company’s single reportable segment were $40.4 billion and $37.6 billion as of September 27, 2025 and December 28, 2024, respectively.
(7)Subsequent Event
On October 1, 2025, the Company declared a quarterly dividend on its common stock of $0.1105 per share or $357 million, payable November 3, 2025 to stockholders of record as of the close of business October 15, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The objective of this section is to provide a summary of material information relevant to enhancing the stockholders’ understanding of the financial condition and results of operations of the Company. Following is an analysis of the financial condition and results of operations of the Company for the three and nine months ended September 27, 2025 as compared with the three and nine months ended September 28, 2024. This information should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes and the Annual Report.
Overview
The Company is engaged in the retail food industry and as of September 27, 2025 operated 1,421 supermarkets in Florida, Georgia, Alabama, South Carolina, North Carolina, Tennessee, Virginia and Kentucky. The Company has no other significant lines of business or industry segments. For the nine months ended September 27, 2025, 39 supermarkets were opened (including nine replacement supermarkets) and 61 supermarkets were remodeled. Eight supermarkets were closed during the period. The replacement supermarkets that opened during the nine months ended September 27, 2025 replaced two supermarkets closed in 2025 and seven supermarkets closed in a previous period. The remaining six supermarkets closed in 2025 will be replaced on site in a subsequent period. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Results of Operations
Sales
Sales for the three months ended September 27, 2025 were $15.4 billion as compared with $14.6 billion for the three months ended September 28, 2024, an increase of $755 million or 5.2%. The increase in sales for the three months ended September 27, 2025 as compared with the three months ended September 28, 2024 was primarily due to new supermarket sales and a 3.4% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). The Company estimates the increase in sales for the three months ended September 27, 2025 as compared with the three months ended September 28, 2024 was $80 million or 0.5% lower due to the impact of Hurricane Helene in September 2024. Excluding the impact of the hurricane, sales for the three months ended September 27, 2025 would have increased 5.7%. Comparable store sales for the three months ended September 27, 2025 increased primarily due to the impact of inflation on product costs, partially offset by the impact of the hurricane. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 12 to 15 months.
Sales for the nine months ended September 27, 2025 were $46.8 billion as compared with $44.2 billion for the nine months ended September 28, 2024, an increase of $2.6 billion or 5.8%. The increase in sales for the nine months ended September 27, 2025 as compared with the nine months ended September 28, 2024 was primarily due to new supermarket sales and a 4.4% increase in comparable store sales. Comparable store sales for the nine months ended September 27, 2025 increased primarily due to the impact of inflation on product costs.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 25.3% and 25.4% for the three months ended September 27, 2025 and September 28, 2024, respectively. The decrease in gross profit as a percentage of sales for the three months ended September 27, 2025 as compared with the three months ended September 28, 2024 was primarily due to the relative sales growth of pharmacy products, partially offset by reduced shrink and cost improvements. Gross profit as a percentage of sales was 25.6% for the nine months ended September 27, 2025 and September 28, 2024. Gross profit as a percentage of sales for the nine months ended September 27, 2025 as compared with the nine months ended September 28, 2024 was unchanged primarily due to cost improvements, including a decrease in distribution costs as a percentage of sales, offset by the relative sales growth of pharmacy products.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 19.1% for the three months ended September 27, 2025 and September 28, 2024. Operating and administrative expenses as a percentage of sales for the three months ended September 27, 2025 as compared with the three months ended September 28, 2024 was unchanged primarily due to an increase in facility costs as a percentage of sales, offset by decreases in advertising costs as a percentage of sales and payroll costs as a percentage of sales. Operating and administrative expenses as a percentage of sales were 18.7% and 19.0% for the nine months ended September 27, 2025 and September 28, 2024, respectively. The decrease in operating and administrative expenses as a percentage of sales for the nine months ended September 27, 2025 as compared with the nine months ended September 28, 2024 was primarily due to decreases in advertising costs as a percentage of sales and payroll costs as a percentage of sales.

Operating profit
Operating profit as a percentage of sales was 6.9% and 7.0% for the three months ended September 27, 2025 and September 28, 2024, respectively. The decrease in operating profit as a percentage of sales for the three months ended September 27, 2025 as compared with the three months ended September 28, 2024 was primarily due to the decrease in gross profit as a percentage of sales. Operating profit as a percentage of sales was 7.6% and 7.4% for the nine months ended September 27, 2025 and September 28, 2024, respectively. The increase in operating profit as a percentage of sales for the nine months ended September 27, 2025 as compared with the nine months ended September 28, 2024 was primarily due to the decrease in operating and administrative expenses as a percentage of sales.
Investment income (loss)
Investment income for the three months ended September 27, 2025 and September 28, 2024 was $398 million and $332 million, respectively. Excluding the impact of net unrealized gains on equity securities in 2025 and 2024, investment income would have been $126 million and $108 million for the three months ended September 27, 2025 and September 28, 2024, respectively. Excluding the impact of net unrealized gains on equity securities in 2025 and 2024, the increase in investment income for the three months ended September 27, 2025 as compared with the three months ended September 28, 2024 was primarily due to the increase in interest and dividend income.
Investment income for the nine months ended September 27, 2025 and September 28, 2024 was $856 million and $978 million, respectively. Excluding the impact of net unrealized gains on equity securities in 2025 and 2024, investment income would have been $361 million and $324 million for the nine months ended September 27, 2025 and September 28, 2024, respectively. Excluding the impact of net unrealized gains on equity securities in 2025 and 2024, the increase in investment income for the nine months ended September 27, 2025 as compared with the nine months ended September 28, 2024 was primarily due to the increase in interest and dividend income.
Income tax expense
The effective income tax rate was 20.6% and 20.2% for the three months ended September 27, 2025 and September 28, 2024, respectively. The effective income tax rate was 20.8% and 20.6% for the nine months ended September 27, 2025 and September 28, 2024, respectively. The increase in the effective income tax rate for the three and nine months ended September 27, 2025 as compared with the three and nine months ended September 28, 2024 was primarily due to the decreased impact of permanent deductions and credits relative to earnings before income tax expense.
Net earnings
Net earnings were $1.2 billion or $0.37 per share and $1.1 billion or $0.33 per share for the three months ended September 27, 2025 and September 28, 2024, respectively. Net earnings as a percentage of sales were 7.7% and 7.5% for the three months ended September 27, 2025 and September 28, 2024, respectively. Excluding the impact of net unrealized gains on equity securities in 2025 and 2024, net earnings would have been $980 million or $0.30 per share and 6.4% as a percentage of sales for the three months ended September 27, 2025 and $930 million or $0.28 per share and 6.4% as a percentage of sales for the three months ended September 28, 2024. Excluding the impact of net unrealized gains on equity securities in 2025 and 2024, net earnings as a percentage of sales for the three months ended September 27, 2025 as compared with the three months ended September 28, 2024 was unchanged.
Net earnings were $3.6 billion or $1.10 per share and $3.4 billion or $1.04 per share for the nine months ended September 27, 2025 and September 28, 2024, respectively. Net earnings as a percentage of sales were 7.6% and 7.8% for the nine months ended September 27, 2025 and September 28, 2024, respectively. Excluding the impact of net unrealized gains on equity securities in 2025 and 2024, net earnings would have been $3.2 billion or $0.98 per share and 6.8% as a percentage of sales for the nine months ended September 27, 2025 and $2.9 billion or $0.90 per share and 6.7% as a percentage of sales for the nine months ended September 28, 2024. Excluding the impact of net unrealized gains on equity securities in 2025 and 2024, the increase in net earnings as a percentage of sales for the nine months ended September 27, 2025 as compared with the nine months ended September 28, 2024 was primarily due to the increase in operating profit as a percentage of sales.

Non-GAAP Financial Measures
In addition to reporting financial results for the three and nine months ended September 27, 2025 and September 28, 2024 in accordance with GAAP, the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations.
Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for the three and nine months ended September 27, 2025 and September 28, 2024:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(Amounts are in millions, except per share amounts)
Net earnings	$1,183	1,097	3,569	3,435
Fair value adjustment, due to net unrealized gain, on equity securities held at end of period	(272)	(224)	(495)	(654)
Income tax expense (1)	69	57	126	166
Net earnings excluding impact of fair value adjustment	$980	930	3,200	2,947
Weighted average shares outstanding	3,240	3,278	3,252	3,290
Earnings per share excluding impact of fair value adjustment	$0.30	0.28	0.98	0.90
(1)Income tax expense is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $17.6 billion as of September 27, 2025, as compared with $15.9 billion as of December 28, 2024 and $15.8 billion as of September 28, 2024. The increase from the third quarter of 2024 to the third quarter of 2025 was primarily due to the increase in the fair value of investments.
Net cash provided by operating activities
Net cash provided by operating activities was $4.8 billion and $4.3 billion for the nine months ended September 27, 2025 and September 28, 2024, respectively. The increase in net cash provided by operating activities for the nine months ended September 27, 2025 as compared with the nine months ended September 28, 2024 was primarily due to the increase in operating profit and the decrease in income taxes paid. Income taxes paid in 2024 includes payments for 2023 that were deferred due to Hurricane Idalia.
Net cash used in investing activities
Net cash used in investing activities was $2.6 billion and $2.3 billion for the nine months ended September 27, 2025 and September 28, 2024, respectively. The primary use of net cash in investing activities for the nine months ended September 27, 2025 was funding capital expenditures and net increases in investments. Capital expenditures for the nine months ended September 27, 2025 totaled $1.6 billion. These expenditures were incurred in connection with the opening of 39 supermarkets (including nine replacement supermarkets) and the remodeling of 61 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. For the nine months ended September 27, 2025, the payment for investments, net of the proceeds from the sale and maturity of investments, was $998 million.
Net cash used in financing activities
Net cash used in financing activities was $2.2 billion and $2.0 billion for the nine months ended September 27, 2025 and September 28, 2024, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $1.1 billion and $891 million for the nine months ended September 27, 2025 and September 28, 2024, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $1.1 billion or $0.3285 per share and $1.0 billion or $0.315 per share during the nine months ended September 27, 2025 and September 28, 2024, respectively.
Capital expenditures projection
Capital expenditures for the remainder of 2025 are expected to be approximately $700 million, primarily related to new supermarkets, remodeling existing supermarkets, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. Capital expenditures are expected to be funded with internally generated funds or liquid assets. This capital program is subject to continuing change and review.
Cash requirements
In 2025, cash requirements for operations, capital expenditures, common stock repurchases and dividend payments are expected to be funded with internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

Forward-Looking Statements
Certain information provided by the Company in this Quarterly Report on Form 10-Q (Quarterly Report) may be forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Forward-looking information includes statements about the future performance of the Company and is based on management’s assumptions and beliefs in light of the information currently available to them. When used, the words “plan,” “estimate,” “project,” “intend,” “expect,” “believe,” “will” and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to, competitive practices and pricing in the food and drug industries generally and particularly in the Company’s principal markets; results of programs to increase sales, including private label sales; results of programs to control or reduce costs; changes in buying, pricing and promotional practices; changes in shrink management; supply chain disruptions; changes in the general economy, including an economic downturn associated with inflation, increased interest rates, international conflicts, acts of terrorism or other disruptions; changes in trade policies, including tariffs; changes in consumer spending; changes in population, employment and job growth in the Company’s principal markets; impacts of a public health crisis, geopolitical conditions or other significant catastrophic events; impacts of cybersecurity threats, including an intrusion into, compromise of or disruption in the Company’s information technology systems; and other factors affecting the Company’s business within or beyond the Company’s control. These factors include changes in interest or inflation rates; changes in federal, state and local laws and regulations, including tax laws; adverse determinations with respect to litigation or other claims; ability to recruit and retain employees; ability to construct new supermarkets or complete remodels as rapidly as planned; increases in product costs; and increases in operating costs including, but not limited to, labor, fuel and energy costs, debit and credit card fees and pharmacy fees. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Except as may be required by applicable law, the Company assumes no obligation to publicly update these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Annual Report.
Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officers and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the principal executive officers and principal financial officer each concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s principal executive officers and principal financial officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
Following are the shares of common stock repurchased by the Company during the three months ended September 27, 2025 (amounts are in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 29, 2025 - August 2, 2025	4	$20.28	N/A	N/A
August 3, 2025 - August 30, 2025	14	21.15	N/A	N/A
August 31, 2025 - September 27, 2025	6	21.15	N/A	N/A
Total	24	$21.02	N/A	N/A
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
The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended September 27, 2025 required to be disclosed in the last two columns of the table.
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

PUBLIX SUPER MARKETS, INC.

Date:	November 3, 2025	/s/ Merriann M. Metz
Merriann M. Metz, Secretary

Date:	November 3, 2025	/s/ David P. Phillips
David P. Phillips, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)