Form 10-K
period 2025-12-27
PUBLIX SUPER MARKETS INC
filed 2026-03-02
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2025
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes                No    X
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $43,829,000,000 as of June 27, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter.
The number of shares of the Registrant’s common stock outstanding as of February 3, 2026 was 3,210,000,000.
Documents Incorporated By Reference
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Proxy Statement solicited for the 2026 Annual Meeting of Stockholders to be held on April 14, 2026.

PART I
Item 1. Business
Publix Super Markets, Inc. and its wholly owned subsidiaries (Company) are in the business of operating retail food supermarkets in Florida, Georgia, Alabama, South Carolina, North Carolina, Tennessee, Virginia and Kentucky. The Company was founded in 1930 and has no other significant lines of business or industry segments.
Merchandising and manufacturing
The Company sells a variety of merchandise which includes perishable products (including dairy, produce, floral, deli, bakery, meat, seafood and frozen foods) and non-perishable products and services (including grocery, health and beauty care, general merchandise, pharmacy and other goods and services). This merchandise includes nationally advertised and private label brands as well as unbranded products such as produce, meat and seafood. Private label items are produced in the Company’s facilities or manufactured for the Company by suppliers. The Company receives the perishable and non-perishable products it sells from many sources. The Company believes its sources of supply for these products and the raw materials used in manufacturing are adequate to serve the needs of its customers and that it is not dependent upon a single supplier or relatively few suppliers. Merchandise is delivered to the supermarkets through Company distribution centers or directly from suppliers. The cost of merchandise delivered to the supermarkets through the Company’s distribution centers is approximately 67% of the total product costs.
Store operations
Following is a summary of supermarkets by state for 2025:

State	Beginning of Year	End of Year	Under Construction at End of Year
Florida	873	889	19
Georgia	217	220	—
Alabama	94	96	1
South Carolina	69	75	1
North Carolina	55	61	5
Tennessee	59	61	1
Virginia	22	24	—
Kentucky	1	6	6
	1,390	1,432	33

In 2025, 52 supermarkets were opened (including 13 replacement supermarkets) and 89 supermarkets were remodeled. Ten supermarkets were closed during the period. The replacement supermarkets that opened in 2025 replaced two supermarkets closed in 2025 and 11 supermarkets closed in a previous period. Six supermarkets closed in 2025 will be replaced on site in a subsequent period and two supermarkets will not be replaced. Net new supermarkets added 2.2 million square feet in 2025, an increase of 3.3%.
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

Human capital resources
Employee ownership
The Company is the largest employee-owned company in the U.S. with more than 260,000 employees at the end of 2025. The Company is dedicated to the dignity, value and employment security of its employees and recognizes they are its most important asset and primary competitive advantage. The Company considers its employee relations to be good.
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
Community involvement
An important part of the Company’s culture is a commitment to community involvement. In 2015, the Company launched its Publix Serves community program. Through this program, employees volunteer with local nonprofit organizations focused on helping to end hunger and supporting environmental sustainability. The Company holds two Publix Serves weeks annually. During each of the weeks in 2025, more than 7,000 employees volunteered their time at nearly 150 nonprofit organizations to support projects that helped feed neighbors in need and protect and preserve our environment.
In 2009, the Company launched a perishable recovery program (now part of its Good Together food donation program) to provide nourishing meals for those in need and reduce food waste. The Company’s employees support this program’s efforts by gathering perishable products that are safe for consumption, but no longer salable, and donating them to food banks and other nonprofit organizations. Additionally, the coronavirus pandemic and adverse economic conditions created an increased need for efforts focused on hunger. In 2020, the Company launched an initiative to purchase produce from local farmers and deliver it to food banks for those in need. In 2021, the Company extended this commitment by implementing its Good Together hunger campaign (formerly known as Feeding More Together). Through this program, customer donations during register campaigns provide non-perishable products and produce for food banks. In addition, the Company contributes $10 million each year to purchase produce and deliver it to food banks. Since beginning its food donation program, the Company has donated more than 1 billion pounds of food, including 160 million pounds of produce, as part of its initiative to help feed neighbors in need. The Company and its employees are also involved in many other community activities and programs in the areas it serves.
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
Government regulation
The Company is subject to federal, state and local laws and regulations relating to, among other things, product labeling and safety, zoning, land use, workplace safety, data privacy and security, public health, accessibility and restrictions on the sale of various products, including alcoholic beverages, tobacco and drugs. The Company is also subject to laws and regulations governing its relationship with employees, including minimum wage requirements, overtime, working conditions, disabled access and work permit requirements. Additionally, the Company is subject to environmental laws and regulations that govern activities that may have adverse environmental effects and impose liabilities for the costs of contamination cleanup and damages arising from sites of past spills, disposals or other releases of hazardous materials. Under current environmental laws and regulations, the Company may be held responsible for the remediation of environmental conditions regardless of whether the Company leases, subleases or owns the supermarkets or other facilities and regardless of whether such environmental conditions were created by the Company or a prior owner or tenant. Compliance with these laws and regulations had no material effect on capital expenditures, results of operations or the competitive position of the Company.
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
The Company’s results of operations are sensitive to changes in general economic conditions that impact consumer spending. Adverse economic conditions, including inflation, high unemployment, home foreclosures and weakness in the housing market, declines in the stock market and the instability of the credit markets, could cause a reduction in consumer spending. Other conditions that could reduce consumer spending include increases in tax and interest rates; increases in housing costs; increases in fuel and energy costs; increases in health care costs; changes in government assistance such as unemployment and food programs; the impact of natural disasters, public health crises, government shutdowns, international conflicts or acts of terrorism; changes in trade policies, including tariffs; and other factors. Reductions in the level of consumer spending could cause changes in customer demand from discretionary or higher priced products to lower priced products or shift spending to lower priced competitors, which could adversely affect the Company’s financial condition and results of operations.
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
Events beyond the Company’s control, such as natural disasters, public health crises, political crises or other significant events could adversely affect the Company.
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
The Company’s operations tend to be more labor intensive than some of its competitors primarily due to the additional customer service offered in its supermarkets. Consequently, uncertain labor markets, increased minimum wage rates, increased wage rates by retailers and other labor market competitors, an increased proportion of full-time employees, changes in or increased costs of mandated benefits, increased costs of health care due to health insurance reform or other factors could result in increased labor costs and disproportionately impact the Company in comparison to some of its competitors. The inability to improve or manage operating costs, including labor, distribution, facilities or other non-product related costs, could adversely affect the Company’s financial condition and results of operations.
Risks associated with the Company’s suppliers could adversely affect the Company.
The Company’s operations are dependent on suppliers to obtain products, raw materials and services. Adverse conditions, such as natural disasters or public health crises; changes in trade policies, including tariffs; the financial stability of suppliers; suppliers’ ability to meet Company standards; labor supply issues experienced by suppliers; the availability or cost of products, raw materials and services; the availability or cost of transporting products and raw materials; and other factors relating to suppliers are beyond the Company’s control. Such supply chain risks could impact the Company’s ability to obtain the products, raw materials and services necessary to serve the needs of its customers. Supply chain disruptions could also cause delays in the timing of opening new supermarkets, remodeling existing supermarkets and completing other construction or expansion projects. Significant supply chain disruptions resulting from such supply chain risks could adversely affect the Company’s financial condition and results of operations.
Failure to execute the Company’s core strategies could adversely affect the Company.
The Company’s core strategies focus on customer service, product quality, shopping environment, competitive pricing and customer convenience. The Company continues to implement strategic business and technology initiatives, and assesses the use of artificial intelligence (AI), as part of the execution of these core strategies. The Company believes these core strategies and related strategic initiatives differentiate it from its competition and present opportunities for sustained market share and financial growth. Failure to execute these core strategies, or failure to execute the core strategies in a cost effective manner, could adversely affect the Company’s financial condition and results of operations.
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
The Company receives, retains and transmits confidential information about its customers, employees and suppliers and entrusts certain of that information to third party service providers. The Company depends upon the secure transmission of confidential information, including customer payments, over external networks. Like many businesses, despite the Company’s efforts to defend against cybersecurity threats, the Company and its third party service providers will continue to be subject to cybersecurity threats, such as attempts to compromise and penetrate the Company’s information technology systems. The use of AI and related technologies could result in an increased risk of cybersecurity threats impacting the Company’s information technology systems. Although the Company has continuously invested in its information technology systems and implemented practices to protect its confidential information, there is no assurance that the Company will successfully anticipate, detect, prevent or defend against an intrusion into or compromise of the Company’s information technology systems or those of its third party service providers.
An intrusion into or compromise of the Company’s information technology systems, or those of its third party service providers, that results in customer, employee or supplier information being obtained by unauthorized persons could adversely affect the Company’s reputation with existing and potential customers, employees and others. Additionally, the use of individually identifiable data by the Company and its third party service providers is subject to federal, state and local laws and regulations. Any compromise or breach of the Company’s information technology systems, or those of its third party service providers, could violate applicable laws and regulations, including data privacy and security. Such an intrusion or compromise could require expending significant resources related to remediation, lead to legal proceedings and regulatory actions, including penalties or other costs, result in a disruption of operations and adversely affect the Company’s financial condition and results of operations.
Disruptions in information technology systems could adversely affect the Company.
The Company is dependent on complex information technology systems to operate its business, enhance customer service, improve the efficiency of its supply chain and increase employee efficiency. Certain of these information technology systems are hosted by third party service providers. The Company’s information technology systems, as well as those of its third party service providers, are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, cyber attacks or other malicious service disruptions, major events and user errors. Significant disruptions in the information technology systems of the Company or its third party service providers could impact the Company’s operations and adversely affect the Company’s financial condition and results of operations.
Self-Insured Claims and Product Liability Risks
Changes in the factors affecting self-insured claims could adversely affect the Company.
Claims related to health care, employee benefits, workers’ compensation, general liability, property, plant and equipment, fleet liability and directors and officers liability are generally self-insured. The Company uses third party insurance in certain instances to partially mitigate the risk related to these potential losses. While the Company estimates its exposure for these claims and establishes reserves for the estimated liabilities, the actual liabilities could be in excess of these reserves. In addition, the frequency or severity of claims, litigation trends, benefit level changes, or significant events involving property, plant and equipment losses could adversely affect the Company’s financial condition and results of operations.

Product liability claims and lawsuits, product recalls and the resulting unfavorable publicity could adversely affect the Company.
The distribution and sale of grocery, pharmacy and other products purchased from suppliers or manufactured by the Company entails an inherent risk of product liability claims and lawsuits, product recalls and the resulting adverse publicity. Such products may contain contaminants and may be inadvertently sold by the Company. These contaminants may, in certain cases, result in illness, injury or death if processing at the consumer level, if applicable, does not eliminate the contaminants. Sale of contaminated products, even if inadvertent, may be a violation of law and may lead to a product recall and/or an increased risk of exposure to product liability claims asserted against the Company. Some of the Company’s agreements with suppliers may not indemnify the Company from product liability and suppliers may not have sufficient resources or insurance to satisfy their obligations. If a product liability claim is successful and the Company does not have contractual indemnification or insurance available, such claims could have an adverse effect on the Company’s financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the adverse publicity surrounding any assertion that the Company’s products caused illness or injury could impact the Company’s reputation with existing and potential customers and adversely affect the Company’s financial condition and results of operations.
Legal and Regulatory Risks
Unfavorable changes in, failure to comply with or increased costs of complying with laws and regulations could adversely affect the Company.
The Company is subject to federal, state and local laws and regulations relating to, among other things, product labeling and safety, zoning, land use, workplace safety, data privacy and security, public health, accessibility and restrictions on the sale of various products, including alcoholic beverages, tobacco and drugs. The Company is also subject to laws and regulations governing its relationship with employees, including minimum wage requirements, overtime, working conditions, disabled access and work permit requirements. Increased costs of complying with existing, new or changes in laws and regulations could adversely affect the Company’s financial condition and results of operations.
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
Item 2. Properties
At year end, the Company operated 67.8 million square feet of supermarket space. The Company’s supermarkets vary in size. Current supermarket prototypes range from 32,000 to 62,000 square feet. Supermarkets are often located in shopping centers where the Company is the anchor tenant. The majority of the Company’s supermarkets are leased. Initial lease terms are typically 20 years followed by five year renewal options. Both the building and land are owned at 473 locations. The building is owned while the land is leased at 77 other locations.
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
Following are the market prices for the Company’s common stock for 2025 and 2024:

	2025	2024
January - February	$18.05	15.10
March - April	19.20	15.20
May - July	20.20	16.25
August - October	21.15	16.46
November - December	20.40	18.05
(b)Approximate Number of Equity Security Holders
As of February 3, 2026, the approximate number of holders of record of the Company’s common stock was 259,000.
(c)Dividends
Following are the quarterly dividends per share paid by the Company on its common stock in 2025 and 2024:

Quarter	2025	2024
First	$0.1075	0.1000
Second	0.1105	0.1075
Third	0.1105	0.1075
Fourth	0.1105	0.1075
	$0.4390	0.4225
Payment of dividends is within the discretion of the Board of Directors and depends on, among other factors, net earnings, capital requirements and the financial condition of the Company. However, the Company intends to continue to pay comparable dividends to stockholders in the future.

(d)Purchases of Equity Securities by the Issuer
Issuer Purchases of Equity Securities
Following are the shares of common stock repurchased by the Company during the three months ended December 27, 2025 (amounts are in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 28 - November 1, 2025	3	$21.15	N/A	N/A
November 2 - November 29, 2025	10	20.40	N/A	N/A
November 30 - December 27, 2025	3	20.40	N/A	N/A
Total	16	$20.57	N/A	N/A

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
The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended December 27, 2025 required to be disclosed in the last two columns of the table.

(e)Performance Graph
The following performance graph sets forth the Company’s cumulative total stockholder return during the five years ended December 27, 2025, compared to the cumulative total return on the S&P 500 Index and a custom Peer Group Index including retail food supermarket companies.(1) The Peer Group Index is weighted based on the various companies’ market capitalization. The comparison assumes $100 was invested at the end of 2020 in the Company’s common stock and in each of the related indices and assumes reinvestment of dividends.
The Company’s common stock is valued as of the end of each fiscal quarter. After the end of a quarter, however, shares continue to be traded at the prior valuation until the new valuation is received. The cumulative total return for the companies represented in the S&P 500 Index and the custom Peer Group Index is based on those companies’ trading price as of the Company’s fiscal year end. The following performance graph is based on the Company’s trading price at fiscal year end based on its market price as of the prior fiscal quarter. For comparative purposes, a performance graph based on the Company’s fiscal year end valuation (market price as of March 1, 2026) is provided in the 2026 Proxy Statement. Past stock performance shown below is no guarantee of future performance.
Comparison of Five Year Cumulative Return Based Upon Fiscal Year End Trading Price

	2020	2021	2022	2023	2024	2025
Publix	$100.00	117.22	119.32	140.28	172.00	198.68
S&P 500	100.00	129.44	106.92	135.03	171.36	201.43
Peer Group (1)	100.00	142.32	140.39	145.61	181.68	191.16

____________________________
(1)Companies included in the Peer Group are Ahold Delhaize, Albertsons, Kroger and Weis Markets.

Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The objective of this section is to provide a summary of material information relevant to enhancing the stockholders’ understanding of the financial condition and results of operations of the Company. Following is an analysis of the financial condition and results of operations of the Company for 2025 and 2024 as compared with the previous years. This information should be read in conjunction with the Company’s consolidated financial statements and accompanying notes.
Overview
The Company is engaged in the retail food industry, operating 1,432 supermarkets in the southeast region of the United States as of December 27, 2025. The Company has no other significant lines of business or industry segments.
Following is a summary of supermarkets by state for 2025:

State	Beginning of Year	End of Year	Under Construction at End of Year
Florida	873	889	19
Georgia	217	220	—
Alabama	94	96	1
South Carolina	69	75	1
North Carolina	55	61	5
Tennessee	59	61	1
Virginia	22	24	—
Kentucky	1	6	6
	1,390	1,432	33

In 2025, 52 supermarkets were opened (including 13 replacement supermarkets) and 89 supermarkets were remodeled. Ten supermarkets were closed during the period. The replacement supermarkets that opened in 2025 replaced two supermarkets closed in 2025 and 11 supermarkets closed in a previous period. Six supermarkets closed in 2025 will be replaced on site in a subsequent period and two supermarkets will not be replaced. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
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
Profit is generated by selling merchandise at price levels that produce sales in excess of the cost of merchandise sold and operating and administrative expenses. The Company has generally been able to increase revenues and operating profit from year to year. Further, the Company has been able to meet its cash requirements from internally generated funds without the need for debt financing. The Company’s year end cash and investment balances are impacted by its operating results as well as by capital expenditures, common stock repurchases and dividend payments.

Operating Environment
The Company is engaged in the highly competitive retail food industry. The Company’s competitors include traditional supermarkets, such as national and regional supermarket chains and independent supermarkets, as well as nontraditional competitors, such as supercenters, membership warehouse clubs, mass merchandisers, dollar stores, drug stores, specialty food stores, restaurants, convenience stores and online retailers. There has been a trend for traditional supermarkets to lose market share to nontraditional competitors. The Company’s ability to attract and retain customers is based primarily on quality of goods and service, price, convenience, product mix and store location. In addition, the Company competes with other companies for new retail sites. To meet the challenges of this highly competitive environment, the Company focuses on its core strategies, including customer service, product quality, shopping environment, competitive pricing and customer convenience. The Company continues to implement strategic business and technology initiatives, and assesses the use of AI, as part of the execution of these core strategies. The Company believes these core strategies and related strategic initiatives differentiate it from its competition and present opportunities for sustained market share and financial growth.
Results of Operations
The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2025, 2024 and 2023 include 52 weeks.
Sales
Sales for 2025 were $62.7 billion as compared with $59.7 billion in 2024, an increase of $3.0 billion or 5.0%. The increase in sales for 2025 as compared with 2024 was primarily due to new supermarket sales and a 3.5% increase in comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets). Comparable store sales for 2025 increased primarily due to the impact of inflation on product costs. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 12 to 15 months.
Sales for 2024 were $59.7 billion as compared with $57.1 billion in 2023, an increase of $2.6 billion or 4.6%. The increase in sales for 2024 as compared with 2023 was primarily due to new supermarket sales and a 2.9% increase in comparable store sales. Comparable store sales for 2024 increased primarily due to the impact of inflation on product costs.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 25.4%, 25.6% and 26.3% in 2025, 2024 and 2023, respectively. Excluding the last-in, first-out (LIFO) reserve effect of $76 million, $20 million and $88 million in 2025, 2024 and 2023, respectively, gross profit as a percentage of sales would have been 25.5%, 25.7% and 26.4% in 2025, 2024 and 2023, respectively. After excluding the LIFO reserve effect, the decrease in gross profit as a percentage of sales for 2025 as compared with 2024 was primarily due to the relative sales growth of pharmacy products, partially offset by cost improvements, including a decrease in distribution costs as a percentage of sales. After excluding the LIFO reserve effect, the decrease in gross profit as a percentage of sales for 2024 as compared with 2023 was primarily due to a Medicare reimbursement process change related to pharmacy fees effective January 1, 2024. The Medicare reimbursement process change reduces both gross profit and operating and administrative expenses.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 18.7%, 18.9% and 19.2% in 2025, 2024 and 2023, respectively. The decrease in operating and administrative expenses as a percentage of sales for 2025 as compared with 2024 was primarily due to decreases in advertising costs as a percentage of sales and payroll costs as a percentage of sales, partially offset by the increase in facility costs as a percentage of sales. The decrease in operating and administrative expenses as a percentage of sales for 2024 as compared with 2023 was primarily due to a Medicare reimbursement process change related to pharmacy fees effective January 1, 2024, partially offset by the increase in payroll costs as a percentage of sales. The Medicare reimbursement process change reduces both gross profit and operating and administrative expenses.
Operating profit
Operating profit as a percentage of sales was 7.4%, 7.5% and 7.8% in 2025, 2024 and 2023, respectively. The decrease in operating profit as a percentage of sales for 2025 as compared with 2024 was due to the decrease in gross profit as a percentage of sales, partially offset by the decrease in operating and administrative expenses as a percentage of sales. The decrease in operating profit as a percentage of sales for 2024 as compared with 2023 was primarily due to the increase in payroll costs as a percentage of sales.

Investment income (loss)
Investment income was $1.2 billion in 2025 and 2024 and $863 million in 2023. Excluding the impact of net unrealized gains on equity securities, investment income would have been $497 million, $435 million and $513 million for 2025, 2024 and 2023, respectively. Excluding the impact of net unrealized gains on equity securities in 2025 and 2024, the increase in investment income for 2025 as compared with 2024 was primarily due to the increase in interest and dividend income. Excluding the impact of net unrealized gains on equity securities in 2024 and 2023, the decrease in investment income for 2024 as compared with 2023 was due to the decrease in net realized gains on investments, partially offset by the increase in interest and dividend income.
Income tax expense
The effective income tax rate was 20.6%, 20.2% and 20.1% in 2025, 2024 and 2023, respectively. The increase in the effective income tax rate for 2025 as compared with 2024 was primarily due to the decrease in renewable energy investment tax credits. The effective income tax rate for 2024 as compared with 2023 remained relatively unchanged.
Net earnings
Net earnings were $4.7 billion or $1.46 per share, $4.6 billion or $1.41 per share and $4.3 billion or $1.31 per share in 2025, 2024 and 2023, respectively. Net earnings as a percentage of sales were 7.5%, 7.8% and 7.6% in 2025, 2024 and 2023, respectively. Excluding the impact of net unrealized gains on equity securities, net earnings would have been $4.2 billion or $1.30 per share and 6.7% as a percentage of sales for 2025, $4.0 billion or $1.23 per share and 6.8% as a percentage of sales for 2024 and $4.1 billion or $1.23 per share and 7.2% as a percentage of sales for 2023. Excluding the impact of net unrealized gains on equity securities in 2025 and 2024, the decrease in net earnings as a percentage of sales for 2025 as compared with 2024 was primarily due to the decrease in operating profit as a percentage of sales. Excluding the impact of net unrealized gains on equity securities in 2024 and 2023, the decrease in net earnings as a percentage of sales for 2024 as compared with 2023 was primarily due to the decrease in operating profit as a percentage of sales and the decrease in net realized gains on investments, partially offset by the increase in interest and dividend income.
Non-GAAP Financial Measures
In addition to reporting financial results for 2025, 2024 and 2023 in accordance with U.S. generally accepted accounting principles (GAAP), the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations.
Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for 2025, 2024 and 2023:

	2025	2024	2023
	(Amounts are in millions, except per share amounts)
Net earnings	$4,734	4,635	4,349
Fair value adjustment, due to net unrealized gain, on equity securities held at end of year	(713)	(788)	(398)
Net gain on sale of equity securities previously recognized through fair value adjustment	—	—	48
Income tax expense (1)	182	200	90
Net earnings excluding impact of fair value adjustment	$4,203	4,047	4,089
Weighted average shares outstanding	3,245	3,284	3,320
Earnings per share excluding impact of fair value adjustment	$1.30	1.23	1.23
(1)Income tax expense is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $17.7 billion as of December 27, 2025, as compared with $15.9 billion as of December 28, 2024. The increase was primarily due to the increase in the fair value of investments.
Net cash provided by operating activities
Net cash provided by operating activities was $5.9 billion in 2025 and $5.6 billion in 2024 and 2023. The increase in net cash provided by operating activities for 2025 as compared with 2024 was primarily due to the increase in operating profit and the decrease in income taxes paid. Income taxes paid in 2024 includes payments for 2023 that were deferred due to Hurricane Idalia. Net cash provided by operating activities for 2024 as compared with 2023 remained relatively unchanged primarily due to the increase in income taxes paid, offset by the payment in 2023 of payroll taxes that were deferred under a coronavirus tax relief provision in 2020 and the timing of payments for accrued expenses.
Net cash used in investing activities
Net cash used in investing activities was $3.3 billion, $3.0 billion and $3.8 billion in 2025, 2024 and 2023, respectively. The primary use of net cash in investing activities for 2025 was funding capital expenditures and net increases in investments. Capital expenditures for 2025 totaled $2.3 billion. These expenditures were incurred in connection with the opening of 52 supermarkets (including 13 replacement supermarkets) and the remodeling of 89 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. In 2025, the payment for investments, net of the proceeds from the sale and maturity of investments, was $1.0 billion. The primary use of net cash in investing activities for 2024 was funding capital expenditures and net increases in investments. Capital expenditures for 2024 totaled $2.6 billion. These expenditures were incurred in connection with the opening of 43 supermarkets (including seven replacement supermarkets) and the remodeling of 117 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. In 2024, the payment for investments, net of the proceeds from the sale and maturity of investments, was $430 million.
Net cash used in financing activities
Net cash used in financing activities was $2.8 billion, $2.6 billion and $2.2 billion in 2025, 2024 and 2023, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $1.4 billion, $1.1 billion and $887 million in 2025, 2024 and 2023, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the ESPP, Directors Plan, 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $1.4 billion or $0.439 per share, $1.4 billion or $0.4225 per share and $1.3 billion or $0.39 per share in 2025, 2024 and 2023, respectively.
Capital expenditures projection
Capital expenditures for 2026 are expected to be approximately $2.4 billion, primarily related to new supermarkets, remodeling existing supermarkets, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. Capital expenditures are expected to be funded with internally generated funds or liquid assets. This capital program is subject to continuing change and review.
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

Cash requirements
In 2026, cash requirements for operations, capital expenditures, common stock repurchases and dividend payments are expected to be funded with internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.
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
Forward-Looking Statements
Certain information provided by the Company in this Annual Report may be forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Forward-looking information includes statements about the future performance of the Company and is based on management’s assumptions and beliefs in light of the information currently available to them. When used, the words “plan,” “estimate,” “project,” “intend,” “expect,” “believe,” “will” and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to, competitive practices and pricing in the food and drug industries generally and particularly in the Company’s principal markets; results of programs to increase sales, including private label sales; results of programs to control or reduce costs; changes in buying, pricing and promotional practices; changes in shrink management; supply chain disruptions; changes in government assistance, such as unemployment and food programs; changes in the general economy, including an economic downturn associated with inflation, increased interest rates, government shutdowns, international conflicts, acts of terrorism or other disruptions; changes in trade policies, including tariffs; changes in consumer spending; changes in population, employment and job growth in the Company’s principal markets; impacts of a public health crisis, geopolitical conditions or other significant events; impacts of cybersecurity threats, including an intrusion into, compromise of or disruption in the Company’s information technology systems; use of AI and related technologies; and other factors affecting the Company’s business within or beyond the Company’s control. These factors include changes in interest or inflation rates; changes in federal, state and local laws and regulations, including tax laws; adverse determinations with respect to litigation or other claims; ability to recruit and retain employees; ability to construct new supermarkets or complete remodels as rapidly as planned; increases in product costs; and increases in operating costs including, but not limited to, labor, fuel and energy costs, debit and credit card fees and pharmacy fees. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Except as may be required by applicable law, the Company assumes no obligation to publicly update these forward-looking statements.

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
Equity securities are subject to equity price risk that results from fluctuations in quoted market prices as of the balance sheet date. Market price fluctuations may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Due to equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings, fluctuations in quoted market prices for equity securities will impact earnings. A decrease of 10% in the value of the Company’s equity securities would result in an unrealized loss of approximately $500 million recognized in earnings, but would not impact cash flows.
Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Publix Super Markets, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Publix Super Markets, Inc. and subsidiaries (the Company) as of December 27, 2025 and December 28, 2024, the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders’ equity for each of the fiscal years in the three-year period ended December 27, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 27, 2025, in conformity with U.S. generally accepted accounting principles.
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
Evaluation of self-insurance reserves
As discussed in Note 1(k) to the consolidated financial statements, the Company estimates its self-insurance reserves for workers’ compensation and general liability exposures by considering historical claims experience and actuarial analyses using actuarial assumptions and generally accepted actuarial methods. The self-insurance reserves balance as of December 27, 2025 of $559 million includes the self-insurance reserves related to workers’ compensation and general liability. The Company engages actuaries to estimate its workers’ compensation and general liability self-insurance reserves at least annually.
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
Tampa, Florida
March 2, 2026

PUBLIX SUPER MARKETS, INC.
Consolidated Balance Sheets
December 27, 2025 and
December 28, 2024

	2025	2024
ASSETS	(Amounts are in millions)
Current assets:
Cash and cash equivalents	$632	856
Short-term investments	2,597	2,800
Trade receivables	1,366	1,228
Inventories	2,937	2,613
Prepaid expenses	147	191
Total current assets	7,679	7,688
Long-term investments	14,455	12,258
Other noncurrent assets	833	856
Operating lease right-of-use assets	2,952	3,030
Property, plant and equipment:
Land	2,971	2,811
Buildings and improvements	9,493	8,619
Furniture, fixtures and equipment	8,231	7,625
Leasehold improvements	2,173	2,088
Finance lease right-of-use assets	1,397	1,055
Construction in progress	436	430
	24,701	22,628
Accumulated depreciation	(9,631)	(8,859)
Net property, plant and equipment	15,070	13,769
	$40,989	37,601

See accompanying notes to consolidated financial statements.

	2025	2024
LIABILITIES AND EQUITY	(Amounts are in millions, except par value)
Current liabilities:
Accounts payable	$3,074	2,949
Accrued expenses:
Contributions to retirement plans	802	757
Self-insurance reserves	316	282
Salaries and wages	372	310
Other	681	765
Current portion of operating lease liabilities	359	354
Total current liabilities	5,604	5,417
Deferred income taxes	1,563	1,078
Self-insurance reserves	243	269
Operating lease liabilities	2,418	2,511
Finance lease liabilities	841	668
Other noncurrent liabilities	218	230
Total liabilities	10,887	10,173
Common stock related to Employee Stock Ownership Plan (ESOP)	4,925	4,530
Stockholders’ equity:
Common stock of $1 par value. Authorized 4,000 shares; issued and outstanding 3,216 shares in 2025 and 3,258 shares in 2024	3,216	3,258
Additional paid-in capital	2,648	2,323
Retained earnings	24,236	22,087
Accumulated other comprehensive losses	(34)	(275)
Common stock related to ESOP	(4,925)	(4,530)
Total stockholders’ equity	25,141	22,863
Noncontrolling interests	36	35
Total equity	30,102	27,428
Commitments and contingencies	—	—
	$40,989	37,601

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Earnings
Years ended December 27, 2025, December 28, 2024
and December 30, 2023

	2025	2024	2023
	(Amounts are in millions, except per share amounts)
Revenues:
Sales	$62,749	59,736	57,096
Other operating income	460	441	438
Total revenues	63,209	60,177	57,534
Costs and expenses:
Cost of merchandise sold	46,820	44,428	42,089
Operating and administrative expenses	11,765	11,281	10,972
Total costs and expenses	58,585	55,709	53,061
Operating profit	4,624	4,468	4,473
Investment income	1,210	1,223	863
Other nonoperating income, net	127	118	106
Earnings before income tax expense	5,961	5,809	5,442
Income tax expense	1,227	1,174	1,093
Net earnings	$4,734	4,635	4,349
Weighted average shares outstanding	3,245	3,284	3,320
Earnings per share	$1.46	1.41	1.31
See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Comprehensive Earnings
Years ended December 27, 2025, December 28, 2024
and December 30, 2023

	2025	2024	2023
	(Amounts are in millions)
Net earnings	$4,734	4,635	4,349
Other comprehensive earnings (losses):
Unrealized gain on debt securities net of income taxes of $85, $43 and $70 in 2025, 2024 and 2023, respectively.	251	127	206
Reclassification adjustment for net realized gain on debt securities net of income taxes of $(2) and $(0.4) in 2025 and 2024, respectively.	(5)	(2)	—
Adjustment to postretirement benefit obligation net of income taxes of $(1), $1 and $(0.4) in 2025, 2024 and 2023, respectively.	(5)	4	(1)
Comprehensive earnings	$4,975	4,764	4,554

See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Cash Flows
Years ended December 27, 2025, December 28, 2024
and December 30, 2023

	2025	2024	2023
	(Amounts are in millions)
Cash flows from operating activities:
Cash received from customers	$62,974	60,030	57,339
Cash paid to employees and suppliers	(56,421)	(53,726)	(51,350)
Income taxes paid	(844)	(950)	(653)
Self-insured claims paid	(699)	(640)	(544)
Dividends and interest received	486	452	401
Other operating cash receipts	458	438	435
Other operating cash payments	(46)	(36)	(28)
Net cash provided by operating activities	5,908	5,568	5,600
Cash flows from investing activities:
Payment for capital expenditures	(2,252)	(2,612)	(1,993)
Proceeds from sale of property, plant and equipment	13	22	13
Payment for investments	(6,689)	(3,321)	(3,031)
Proceeds from sale and maturity of investments	5,644	2,891	1,164
Net cash used in investing activities	(3,284)	(3,020)	(3,847)
Cash flows from financing activities:
Payment for acquisition of common stock	(1,698)	(1,393)	(1,165)
Proceeds from sale of common stock	306	283	278
Dividends paid	(1,426)	(1,388)	(1,296)
Repayment of finance leases and long-term debt	(30)	(59)	(39)
Other, net	—	—	(2)
Net cash used in financing activities	(2,848)	(2,557)	(2,224)
Net decrease in cash and cash equivalents	(224)	(9)	(471)
Cash and cash equivalents at beginning of year	856	865	1,336
Cash and cash equivalents at end of year	$632	856	865

See accompanying notes to consolidated financial statements.

	2025	2024	2023
	(Amounts are in millions)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$4,734	4,635	4,349
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,091	1,008	914
Increase in last-in, first-out (LIFO) reserve	76	20	88
Retirement contributions paid or payable in common stock	561	517	492
Deferred income taxes	403	270	119
Loss on disposal and impairment of long-lived assets	25	21	3
Gain on investments	(720)	(790)	(484)
Net amortization of investments	14	22	46
Change in operating assets and liabilities providing (requiring) cash:
Trade receivables	(138)	(54)	(68)
Inventories	(400)	(171)	(209)
Other assets	15	127	318
Accounts payable and accrued expenses	302	138	58
Income taxes	(36)	(180)	(9)
Other liabilities	(19)	5	(17)
Total adjustments	1,174	933	1,251
Net cash provided by operating activities	$5,908	5,568	5,600

PUBLIX SUPER MARKETS, INC.
Consolidated Statements of Stockholders’ Equity
Years ended December 27, 2025, December 28, 2024
and December 30, 2023

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
	(Amounts are in millions, except per share amounts)
Balances at December 31, 2022	$3,324	1,687	17,413	—	(609)	(4,029)	17,786
Comprehensive earnings	—	—	4,349	—	205	—	4,554
Dividends, $0.39 per share	—	—	(1,296)	—	—	—	(1,296)
Contribution of 31 shares to retirement plan	22	309	—	119	—	—	450
Acquisition of 79 shares from stockholders	—	—	—	(1,165)	—	—	(1,165)
Sale of 18 shares to stockholders	—	9	—	269	—	—	278
Retirement of 52 shares	(52)	—	(725)	777	—	—	—
Change for ESOP related shares	—	—	—	—	—	(191)	(191)
Balances at December 30, 2023	3,294	2,005	19,741	—	(404)	(4,220)	20,416
Comprehensive earnings	—	—	4,635	—	129	—	4,764
Dividends, $0.4225 per share	—	—	(1,388)	—	—	—	(1,388)
Contribution of 32 shares to retirement plan	22	312	—	157	—	—	491
Acquisition of 85 shares from stockholders	—	—	—	(1,393)	—	—	(1,393)
Sale of 17 shares to stockholders	—	6	—	277	—	—	283
Retirement of 58 shares	(58)	—	(901)	959	—	—	—
Change for ESOP related shares	—	—	—	—	—	(310)	(310)
Balances at December 28, 2024	3,258	2,323	22,087	—	(275)	(4,530)	22,863
Comprehensive earnings	—	—	4,734	—	241	—	4,975
Dividends, $0.439 per share	—	—	(1,426)	—	—	—	(1,426)
Contribution of 27 shares to retirement plan	17	324	—	175	—	—	516
Acquisition of 85 shares from stockholders	—	—	—	(1,698)	—	—	(1,698)
Sale of 16 shares to stockholders	—	1	—	305	—	—	306
Retirement of 59 shares	(59)	—	(1,159)	1,218	—	—	—
Change for ESOP related shares	—	—	—	—	—	(395)	(395)
Balances at December 27, 2025	$3,216	2,648	24,236	—	(34)	(4,925)	25,141
See accompanying notes to consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies
(a)Business
Publix Super Markets, Inc. and its wholly owned subsidiaries (Company) are in the business of operating retail food supermarkets in Florida, Georgia, Alabama, South Carolina, North Carolina, Tennessee, Virginia and Kentucky. The Company was founded in 1930 and has no other significant lines of business or industry segments.
(b)Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and certain joint ventures in which the Company has a controlling financial interest. All significant intercompany balances and transactions are eliminated in consolidation.
(c)Fiscal Year
The Company’s fiscal year ends on the last Saturday in December. Fiscal years 2025, 2024 and 2023 include 52 weeks.
(d)Cash Equivalents
The Company considers all liquid investments with maturities of three months or less to be cash equivalents.
(e)Trade Receivables
Trade receivables primarily include amounts due from vendor rebates, debit and credit card sales and pharmacy third party insurance reimbursements.
(f)Inventories
Inventories are valued at the lower of cost or market. The dollar value last-in, first-out (LIFO) method was used to determine the cost for 83% and 81% of inventories as of December 27, 2025 and December 28, 2024, respectively. Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail ratio to each similar merchandise category’s ending retail value. The cost of the remaining inventories was determined using the first-in, first-out (FIFO) method. The FIFO cost of inventory approximates replacement or current cost. The FIFO method is used to value certain manufactured, seasonal, perishable and other miscellaneous inventory items due to fluctuating costs and inconsistent product availability. The Company also reduces inventory for estimated losses related to shrink. If all inventories were valued using the FIFO method, inventories and current assets would have been higher than reported by $989 million and $913 million as of December 27, 2025 and December 28, 2024, respectively.
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

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

Actuarial projections are used to calculate the year end postretirement benefit obligation, discounted using a yield curve methodology based on high quality bonds with a rating of AA or better. Actuarial gains and losses are amortized from accumulated other comprehensive earnings (losses) into net periodic postretirement benefit cost over future years when the accumulation of such gains or losses exceeds 10% of the year end postretirement benefit obligation. The Company included the accrued postretirement benefit obligation of $86 million in other noncurrent liabilities on the consolidated balance sheets as of December 27, 2025 and December 28, 2024.
(m)Long-Term Debt
The Company’s long-term debt results primarily from the consolidation of loans of certain joint ventures and loans assumed in connection with the acquisition of certain shopping centers with the Company as the anchor tenant. The Company included long-term debt of $2 million and $20 million in other noncurrent liabilities on the consolidated balance sheets as of December 27, 2025 and December 28, 2024, respectively.
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
(o)Revenue Recognition
The Company generates revenue through its retail food supermarkets by selling perishable products (including dairy, produce, floral, deli, bakery, meat, seafood and frozen foods) and non-perishable products and services (including grocery, health and beauty care, general merchandise, pharmacy and other goods and services). Perishable products as a percentage of sales were 47% in 2025 and 2024 and 48% in 2023. Non-perishable products and services as a percentage of sales were 53% in 2025 and 2024 and 52% in 2023.
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
(r)Advertising Costs
Advertising costs are expensed as incurred and were $283 million, $308 million and $318 million for 2025, 2024 and 2023, respectively.
(s)Other Nonoperating Income, net
Other nonoperating income, net includes rent from tenants in owned shopping centers, net of related expenses, and other miscellaneous nonoperating income.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(t)Income Taxes
In 2025, the Company adopted the Accounting Standards Update (ASU) requiring additional disclosures for the effective income tax rate and income taxes paid. The Company adopted the ASU on a prospective basis as of December 27, 2025.
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
(w)Recently Issued Accounting Standards
In 2024, the Financial Accounting Standards Board issued an ASU requiring certain income statement expenses be disclosed at a disaggregated level. The ASU is effective for reporting periods beginning after December 15, 2026. The Company is currently evaluating the impact that adoption of the ASU will have on its consolidated financial statements and disclosures.

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
Following is a summary of fair value measurements for investments as of December 27, 2025 and December 28, 2024:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in millions)
December 27, 2025	$17,052	5,003	12,049	—
December 28, 2024	15,058	3,492	11,566	—

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(3)    Investments
(a)Debt Securities
Following is a summary of debt securities as of December 27, 2025 and December 28, 2024:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in millions)
2025
Taxable bonds	$11,911	97	154	11,854
Restricted investments	193	3	1	195
	$12,104	100	155	12,049
2024
Taxable bonds	$11,765	19	402	11,382
Restricted investments	185	—	1	184
	$11,950	19	403	11,566
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.
Following is a summary of the cost and fair value of debt securities by expected maturity as of December 27, 2025 and December 28, 2024:

	2025		2024
	Cost	Fair Value	Cost	Fair Value
		(Amounts are in millions)
Due in one year or less	$2,622	2,597	2,825	2,800
Due after one year through five years	4,275	4,179	7,339	6,993
Due after five years through ten years	5,166	5,234	1,776	1,763
Due after ten years	41	39	10	10
	$12,104	12,049	11,950	11,566

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

The Company had no debt securities with credit losses as of December 27, 2025 and December 28, 2024.
Following is a summary of debt securities with other unrealized losses by the time period impaired as of December 27, 2025 and December 28, 2024:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in millions)
2025
Taxable bonds	$1,231	11	5,193	143	6,424	154
Restricted investments	—	—	26	1	26	1
	$1,231	11	5,219	144	6,450	155
2024
Taxable bonds	$1,810	17	7,282	385	9,092	402
Restricted investments	24	—	26	1	50	1
	$1,834	17	7,308	386	9,142	403
There were 285 debt securities contributing to the total unrealized losses of $155 million as of December 27, 2025. Unrealized losses related to debt securities were primarily due to increases in interest rates that occurred since the debt securities were purchased. The Company continues to receive scheduled principal and interest payments on these debt securities.
(b)Equity Securities
The fair value of equity securities was $5.0 billion and $3.5 billion as of December 27, 2025 and December 28, 2024, respectively.
(c)Investment Income (Loss)
Net realized gain or loss on investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. The net realized gain or loss on investments excludes the net gain or loss on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately in the following table.
Following is a summary of investment income for 2025, 2024 and 2023:

	2025	2024	2023
	(Amounts are in millions)
Interest and dividend income	$490	433	379
Net realized gain on investments	7	2	134
	497	435	513
Fair value adjustment, due to net unrealized gain, on equity securities held at end of year	713	788	398
Net gain on sale of equity securities previously recognized through fair value adjustment	—	—	(48)
	$1,210	1,223	863

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(4)    Leases
(a)Lessee
Following is a summary of lease expense for 2025, 2024 and 2023:

	2025	2024	2023
	(Amounts are in millions)
Operating lease expense	$481	481	475
Finance lease expense:
Amortization of right-of-use assets	63	48	32
Interest on lease liabilities	36	27	17
Variable lease expense	215	211	203
Sublease rental income	(1)	(1)	(1)
	$794	766	726
Following is a summary of supplemental cash flow information related to leases for 2025, 2024 and 2023:

	2025	2024	2023
	(Amounts are in millions)
Operating cash flows from rent paid for operating lease liabilities	$469	469	467
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	323	343	483
Finance leases	259	216	150
Following is a summary of the weighted average remaining lease term and weighted average discount rate as of December 27, 2025 and December 28, 2024:

	2025	2024
Weighted average remaining lease term:
Operating leases	11 years	11 years
Finance leases	17 years	19 years
Weighted average discount rate:
Operating leases	4.3%	4.1%
Finance leases	4.8%	4.4%

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

Following is a summary of maturities of lease liabilities as of December 27, 2025:

Year	Operating Leases	Finance Leases
	(Amounts are in millions)
2026	$470	75
2027	436	75
2028	385	75
2029	330	75
2030	273	75
Thereafter	1,614	924
	3,508	1,299
Less: Imputed interest	(731)	(424)
	$2,777	875
As of December 27, 2025, the Company has lease agreements that have not yet commenced with fixed lease payments totaling $449 million. These leases will commence in future periods with terms ranging up to 20 years.
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
Following is a summary of total lease income for 2025, 2024 and 2023:

	2025	2024	2023
	(Amounts are in millions)
Lease income	$246	219	193
Variable lease income	76	67	60
	$322	286	253
Following is a summary of future fixed lease payments for all noncancelable operating leases as of December 27, 2025:

Year
(Amounts are in millions)
2026	$244
2027	206
2028	164
2029	123
2030	81
Thereafter	328
$1,146

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(5)    Self-Insurance Reserves
Following is a reconciliation of the self-insurance reserves for 2025, 2024 and 2023:

	Balance at Beginning of Year	Additions Charged to Income	Deductions From Reserves	Balance at End of Year
	(Amounts are in millions)
2025
Current	$282	733	699	316
Noncurrent	269	(26)	—	243
	$551	707	699	559
2024
Current	$263	659	640	282
Noncurrent	263	6	—	269
	$526	665	640	551
2023
Current	$210	597	544	263
Noncurrent	268	(5)	—	263
	$478	592	544	526
(6)    Retirement Plans
The Company has a trusteed, noncontributory ESOP for the benefit of eligible employees. The Company recognizes an expense related to the Company’s discretionary contribution to the ESOP that is approved by the Board of Directors each year. ESOP contributions can be made in Company common stock or cash. Compensation expense recorded for contributions to this plan was $561 million, $516 million and $491 million for 2025, 2024 and 2023, respectively.
Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $815 million and $661 million as of December 27, 2025 and December 28, 2024, respectively. The cost of the shares held by the ESOP totaled $4.1 billion and $3.9 billion as of December 27, 2025 and December 28, 2024, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the consolidated balance sheets and totaled $4.9 billion and $4.5 billion as of December 27, 2025 and December 28, 2024, respectively. The fair value of the shares held by the ESOP totaled $13.9 billion and $12.9 billion as of December 27, 2025 and December 28, 2024, respectively.
The Company has a 401(k) Plan for the benefit of eligible employees. The 401(k) Plan is a voluntary defined contribution plan. Eligible employees may contribute up to 30% of their eligible annual compensation, subject to the maximum contribution limits established by federal law. The Company may make a discretionary annual matching contribution to eligible participants of this plan as determined by the Board of Directors. During 2025, 2024 and 2023, the Board of Directors approved a match of 50% of eligible annual contributions up to 3% of eligible annual compensation, not to exceed a maximum match of $750 per employee. Compensation expense recorded for the Company’s match to the 401(k) Plan was $50 million for 2025 and 2024 and $48 million for 2023.
The Company intends to continue its retirement plans; however, the right to modify, amend, terminate or merge these plans has been reserved. In the event of termination, all amounts contributed under the plans must be paid to the participants or their beneficiaries.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(7)    Income Taxes
In 2025, the Company adopted the ASU requiring additional disclosures for the effective income tax rate and income taxes paid on a prospective basis as of December 27, 2025. The adoption of the ASU had no effect on the Company’s financial condition or results of operations.
Following is a summary of the allocation of total income taxes for 2025, 2024 and 2023:

	2025	2024	2023
	(Amounts are in millions)
Earnings	$1,227	1,174	1,093
Other comprehensive earnings	82	44	70
	$1,309	1,218	1,163
Following is a summary of the provision for income taxes for 2025, 2024 and 2023:

	Current	Deferred	Total
	(Amounts are in millions)
2025
Federal	$768	336	1,104
State	56	67	123
	$824	403	1,227
2024
Federal	$846	197	1,043
State	58	73	131
	$904	270	1,174
2023
Federal	$848	111	959
State	126	8	134
	$974	119	1,093
Following is a reconciliation of the provision for income taxes at the federal statutory income tax rate of 21% to the Company’s income tax expense for 2025, 2024 and 2023:

	2025	2024	2023
	(Amounts are in millions)
Federal tax at statutory income tax rate	$1,252	1,220	1,143
State income taxes (net of federal tax benefit)	97	103	106
ESOP dividend	(65)	(65)	(62)
Renewable energy investment tax credits	(15)	(45)	(58)
Other, net	(42)	(39)	(36)
	$1,227	1,174	1,093

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

Following is a percentage reconciliation of the provision for income taxes at the federal statutory income tax rate of 21% to the Company’s effective income tax rate for 2025:

2025
Federal tax at statutory income tax rate	21.0%
State income taxes (net of federal tax benefit)	1.6%
ESOP dividend	(1.1)%
Renewable energy investment tax credits	(0.2)%
Other, net	(0.7)%
20.6%
State income taxes, net of federal tax benefit, is primarily based on state income taxes in Florida, Georgia and Alabama for 2025.
Following is a summary of income taxes paid for 2025:

2025
(Amounts are in millions)
Federal	$769
State	75
$844
Following is a summary of the tax effects of temporary differences that give rise to significant portions of deferred income taxes as of December 27, 2025 and December 28, 2024:

	2025	2024
	(Amounts are in millions)
Deferred tax liabilities and (assets):
Property, plant and equipment	$1,187	971
Lease assets	832	828
Investments	639	340
Inventories	67	54
Lease liabilities	(929)	(905)
Self-insurance reserves	(111)	(112)
Retirement plan contributions	(48)	(48)
Postretirement benefit cost	(24)	(24)
Vendor rebates	(13)	(11)
Other	(37)	(15)
	$1,563	1,078
The Company expects the results of future operations and the reversal of deferred tax liabilities to generate sufficient taxable income to allow utilization of deferred tax assets; therefore, no valuation allowance has been recorded as of December 27, 2025 and December 28, 2024. The Company had no unrecognized tax benefits in 2025 and 2024.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns as well as all open tax years in these jurisdictions. The periods subject to examination for the Company’s federal income tax returns are the 2018 through 2024 tax years. The periods subject to examination for the Company’s state income tax returns are the 2021 through 2024 tax years. The Company believes that the outcome of any examinations will not have a material effect on its financial condition, results of operations or cash flows.

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

(8)    Accumulated Other Comprehensive Earnings (Losses)
Following is a reconciliation of the changes in accumulated other comprehensive (losses) earnings net of income taxes for 2025, 2024 and 2023:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in millions)
Balances at December 31, 2022	$(618)	9	(609)
Unrealized gain on debt securities	206	—	206
Adjustment to postretirement benefit obligation	—	(1)	(1)
Net other comprehensive earnings (losses)	206	(1)	205
Balances at December 30, 2023	(412)	8	(404)
Unrealized gain on debt securities	127	—	127
Net realized gain on debt securities reclassified to investment income	(2)	—	(2)
Adjustment to postretirement benefit obligation	—	4	4
Net other comprehensive earnings	125	4	129
Balances at December 28, 2024	(287)	12	(275)
Unrealized gain on debt securities	251	—	251
Net realized gain on debt securities reclassified to investment income	(5)	—	(5)
Adjustment to postretirement benefit obligation	—	(5)	(5)
Net other comprehensive earnings (losses)	246	(5)	241
Balances at December 27, 2025	$(41)	7	(34)
(9)    Segment Reporting
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

PUBLIX SUPER MARKETS, INC.
Notes to Consolidated Financial Statements

Following is a summary of information for the Company’s single reportable segment for 2025, 2024 and 2023:

	2025	2024	2023
	(Amounts are in millions)
Revenues:
Sales	$62,749	59,736	57,096
Other operating income	460	441	438
Total revenues	63,209	60,177	57,534
Less:
Cost of merchandise sold	46,820	44,428	42,089
Other segment items (1)	11,765	11,281	10,972
Operating profit	4,624	4,468	4,473
Nonoperating income	1,337	1,341	969
Less: Income tax expense	1,227	1,174	1,093
Net earnings	$4,734	4,635	4,349

Net earnings excluding impact of fair value adjustment (2) (unaudited)	$4,203	4,047	4,089
Total assets	40,989	37,601	34,384
Depreciation and amortization	1,091	1,008	914
Payment for capital expenditures	2,252	2,612	1,993
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
(11)    Subsequent Event
On January 2, 2026, the Company declared a quarterly dividend on its common stock of $0.1105 per share or $355 million, payable February 2, 2026 to stockholders of record as of the close of business January 15, 2026.

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
Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 27, 2025 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment and these criteria, management believes that the Company’s internal control over financial reporting was effective as of December 27, 2025.
Item 9B. Other Information
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning the executive officers of the Company is set forth on the following page. All other information regarding this item is incorporated by reference from the Proxy Statement of the Company (2026 Proxy Statement), which the Company intends to file no later than 120 days after its fiscal year end.
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
Item 11. Executive Compensation
Information regarding this item is incorporated by reference from the 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding this item is incorporated by reference from the 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information regarding this item is incorporated by reference from the 2026 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information regarding this item is incorporated by reference from the 2026 Proxy Statement.

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since
Executive Officers of the Company
Norman J. Badger	47	Vice President of the Company to January 2024, Senior Vice President thereafter.	2020
Laurie Z. Douglas	62	Senior Vice President, Chief Information Officer and Chief Digital Officer of the Company.	2006
John L. Goff, Jr.	52	Vice President of the Company to January 2022, Senior Vice President to January 2024, President thereafter.	2019
Randall T. Jones, Sr.	63	Chief Executive Officer of the Company to January 2024, Executive Chairman to April 2024, Executive Chairman and Trustee of the Committee of Trustees of the ESOP thereafter.	2003
Merriann M. Metz	50	Vice President, General Counsel and Secretary of the Company to January 2022, Senior Vice President, General Counsel and Secretary thereafter.	2016
Kevin S. Murphy	55	President of the Company to January 2024, Chief Executive Officer thereafter.	2014
Brad E. Oliver	52	Vice President of the Company to January 2025, Senior Vice President thereafter.	2018
David P. Phillips	66	Executive Vice President, Chief Financial Officer and Treasurer of the Company and Trustee of the Committee of Trustees of the ESOP.	1990
Michael R. Smith	66	Senior Vice President of the Company.	2005
Officers of the Company
Monica A. Allman	52	Director of Stock Programs of the Company to March 2023, Vice President thereafter.	2023
Adrian Bennett	56	Regional Director of Retail Operations of the Company to July 2021, Vice President thereafter.	2021
Marcy P. Benton	57	Vice President of the Company.	2017
Matthew I. Crawley	57	Regional Director of Retail Operations of the Company to January 2022, Vice President thereafter.	2022
Kyle C. Davis	63	Director of Warehousing of the Company to January 2022, Vice President thereafter.	2022
David C. Finger	49	Director of Omnichannel of the Company to April 2024, Vice President thereafter.	2024
John C. Fisher	54	Senior Facilities Engineer of the Company to March 2021, Director of Industrial Maintenance to June 2024, Senior Director of Industrial Maintenance and Industrial Operations Purchasing to January 2025, Vice President thereafter.	2025
Christopher P. Haake	57	Business Development Director of the Company to January 2022, Vice President thereafter.	2022
William S. Hammond	60	Director of Regulatory Legal Corporate Counsel of the Company to January 2022, Senior Director of Regulatory and Litigation Corporate Counsel to January 2024, Assistant General Counsel to January 2026, Vice President thereafter.	2026
Douglas A. Harris, Jr.	53	Vice President of the Company.	2019
Kris Jonczyk	56	Vice President of the Company.	2020
Erik J. Katenkamp	54	Vice President of the Company.	2013
L. Renee Kelly	64	Vice President of the Company.	2013
Michael E. Lester	60	Vice President of the Company.	2019
Christopher J. Mesa	56	Director of Tax and Treasury of the Company to January 2022, Vice President thereafter.	2022
Bridgid A. O’Connor	44	Director of Real Estate Strategy of the Company to April 2022, Vice President thereafter.	2022
William W. Rayburn, IV	63	Vice President of the Company.	2017

Name	Age	Business Experience During Last Five Years	Served as Officer of Company Since
Officers of the Company (Continued)
Malinda G. Renfroe	46	Director of Marketing Operations of the Company to March 2022, Vice President thereafter.	2022
Lee A. Revis	58	Business Development Director of the Company to January 2025, Vice President thereafter.	2025
Joseph R. Riddle	47	Regional Director of Retail Operations of the Company to April 2023, Vice President thereafter.	2023
Marc H. Salm	65	Vice President of the Company.	2008
Catherine E. Scanlon	46	Senior Director of Pharmacy Administration of the Company to February 2026, Vice President thereafter.	2026
Mikhael H. Ser	55	Director of Facility Refrigeration and Energy Management of the Company to January 2024, Vice President thereafter.	2024
Christopher M. Shaw	56	Business Development Director of the Company to January 2024, Vice President thereafter.	2024
Marsha C. Singh	51	Regional Director of Retail Operations of the Company to January 2023, Vice President thereafter.	2023
D. Douglas Stalbaum	46	Director of Business Analysis and Reporting of the Company to January 2022, Vice President thereafter.	2022
David L. Taulbee	62	Architectural Program Manager of the Company to April 2021, Director of Facilities Design to January 2025, Vice President thereafter.	2025
Aleece M. Tiedt	38	Senior Project Manager of the Company to June 2021, Senior Manager of Financial Reporting to January 2023, Director of Financial Reporting to January 2025, Senior Director of Finance to January 2026, Vice President thereafter.	2026
Meghan E. Vazquez	44	Director of Internal Audit of the Company to January 2026, Vice President thereafter.	2026
Steven B. Wellslager	59	Vice President of the Company.	2013

The terms of all officers expire in May 2026 or upon the election of their successors.

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

10.6*	Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 28, 2024.
10.7*
Form of Indemnification Agreement between the Company and the Trustees of the Committee of Trustees of the Company’s ESOP is incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K dated July 1, 2015.

14	Code of Ethical Conduct for Financial Managers is incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K for the year ended December 30, 2023.
19	Insider Trading Policy is incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K for the year ended December 28, 2024.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from this Annual Report is formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Earnings, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
* Represents management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIX SUPER MARKETS, INC.

March 2, 2026	By:	/s/ Merriann M. Metz
Merriann M. Metz
Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jessica L. Blume	Director	March 2, 2026
Jessica L. Blume

/s/ Joseph DiBenedetto, Jr.	Director	March 2, 2026
Joseph DiBenedetto, Jr.

/s/ Michael E. Graham	Director	March 2, 2026
Michael E. Graham

/s/ Mark R. Irby	Director	March 2, 2026
Mark R. Irby

/s/ Jennifer A. Jenkins	Director	March 2, 2026
Jennifer A. Jenkins

/s/ Randall T. Jones, Sr.	Executive Chairman	March 2, 2026
Randall T. Jones, Sr.	(Co-Principal Executive Officer)

/s/ Stephen M. Knopik	Director	March 2, 2026
Stephen M. Knopik

/s/ Kevin S. Murphy	Chief Executive Officer and Director	March 2, 2026
Kevin S. Murphy	(Co-Principal Executive Officer)

/s/ David P. Phillips	Executive Vice President, Chief Financial Officer, Treasurer	March 2, 2026
David P. Phillips	and Director (Principal Financial and Accounting Officer)