Form 10-Q
period 2026-03-28
PUBLIX SUPER MARKETS INC
filed 2026-05-01
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
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
Yes                 No    X
The number of shares of the Registrant’s common stock outstanding as of April 15, 2026 was 3,220,000,000.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in millions, except par value)
(Unaudited)

	March 28, 2026	December 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$773	632
Short-term investments	2,617	2,597
Trade receivables	1,411	1,366
Inventories	2,760	2,937
Prepaid expenses	92	147
Total current assets	7,653	7,679
Long-term investments	14,498	14,455
Other noncurrent assets	856	833
Operating lease right-of-use assets	2,885	2,952
Property, plant and equipment	25,270	24,701
Accumulated depreciation	(9,839)	(9,631)
Net property, plant and equipment	15,431	15,070
	$41,323	40,989
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,188	3,074
Accrued expenses:
Contributions to retirement plans	348	802
Self-insurance reserves	320	316
Salaries and wages	486	372
Other	739	681
Current portion of operating lease liabilities	359	359
Income taxes	274	—
Total current liabilities	5,714	5,604
Deferred income taxes	1,396	1,563
Self-insurance reserves	246	243
Operating lease liabilities	2,357	2,418
Finance lease liabilities	855	841
Other noncurrent liabilities	211	218
Total liabilities	10,779	10,887
Common stock related to Employee Stock Ownership Plan (ESOP)	5,706	4,925
Stockholders’ equity:
Common stock of $1 par value. Authorized 4,000 shares; issued 3,234 shares in 2026 and 3,216 shares in 2025	3,234	3,216
Additional paid-in capital	2,986	2,648
Retained earnings	24,675	24,236
Treasury stock at cost, 12 shares in 2026	(238)	—
Accumulated other comprehensive losses	(145)	(34)
Common stock related to ESOP	(5,706)	(4,925)
Total stockholders’ equity	24,806	25,141
Noncontrolling interests	32	36
Total equity	30,544	30,102
	$41,323	40,989
See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025
Revenues:
Sales	$16,146	15,827
Other operating income	110	107
Total revenues	16,256	15,934
Costs and expenses:
Cost of merchandise sold	11,936	11,694
Operating and administrative expenses	3,029	2,896
Total costs and expenses	14,965	14,590
Operating profit	1,291	1,344
Investment loss	(334)	(102)
Other nonoperating income, net	35	33
Earnings before income tax expense	992	1,275
Income tax expense	198	264
Net earnings	$794	1,011
Weighted average shares outstanding	3,215	3,258
Earnings per share	$0.25	0.31

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in millions)
(Unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025
Net earnings	$794	1,011
Other comprehensive (losses) earnings:
Unrealized (loss) gain on debt securities net of income taxes of $(37.5) and $27.9 in 2026 and 2025, respectively.	(110)	82
Reclassification adjustment for net realized gain on debt securities net of income taxes of $(0.4) and $(1.0) in 2026 and 2025, respectively.	(1)	(3)
Adjustment to postretirement benefit obligation net of income taxes of $(0.2) in 2025.	—	(1)
Comprehensive earnings	$683	1,089

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in millions)
(Unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025
Cash flows from operating activities:
Cash received from customers	$16,224	15,882
Cash paid to employees and suppliers	(14,049)	(13,830)
Income taxes refunded (paid)	4	(15)
Self-insured claims paid	(157)	(164)
Dividends and interest received	129	107
Other operating cash receipts	110	106
Other operating cash payments	(13)	(10)
Net cash provided by operating activities	2,248	2,076
Cash flows from investing activities:
Payment for capital expenditures	(674)	(465)
Proceeds from sale of property, plant and equipment	16	2
Payment for investments	(1,888)	(1,747)
Proceeds from sale and maturity of investments	1,262	1,156
Net cash used in investing activities	(1,284)	(1,054)
Cash flows from financing activities:
Payment for acquisition of common stock	(556)	(453)
Proceeds from sale of common stock	114	116
Dividends paid	(355)	(351)
Repayment of finance leases and long-term debt	(22)	(6)
Other, net	(4)	—
Net cash used in financing activities	(823)	(694)
Net increase in cash and cash equivalents	141	328
Cash and cash equivalents at beginning of period	632	856
Cash and cash equivalents at end of period	$773	1,184

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in millions)
(Unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$794	1,011
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	295	260
Increase in last-in, first-out (LIFO) reserve	19	27
Retirement contributions paid or payable in common stock	139	132
Deferred income taxes	(129)	(74)
(Gain) loss on disposal and impairment of long-lived assets	(2)	2
Loss on investments	466	219
Net amortization of investments	1	5
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(45)	(24)
Inventories	158	78
Other assets	7	13
Accounts payable and accrued expenses	216	98
Income taxes	328	314
Other liabilities	1	15
Total adjustments	1,454	1,065
Net cash provided by operating activities	$2,248	2,076

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts are in millions, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
2026
Balances at December 27, 2025	$3,216	2,648	24,236	—	(34)	(4,925)	25,141
Comprehensive earnings	—	—	794	—	(111)	—	683
Dividends, $0.1105 per share	—	—	(355)	—	—	—	(355)
Contribution of 28 shares to retirement plan	18	338	—	204	—	—	560
Acquisition of 28 shares from stockholders	—	—	—	(556)	—	—	(556)
Sale of 6 shares to stockholders	—	—	—	114	—	—	114
Change for ESOP related shares	—	—	—	—	—	(781)	(781)
Balances at March 28, 2026	$3,234	2,986	24,675	(238)	(145)	(5,706)	24,806

2025
Balances at December 28, 2024	$3,258	2,323	22,087	—	(275)	(4,530)	22,863
Comprehensive earnings	—	—	1,011	—	78	—	1,089
Dividends, $0.1075 per share	—	—	(351)	—	—	—	(351)
Contribution of 27 shares to retirement plan	17	324	—	175	—	—	516
Acquisition of 24 shares from stockholders	—	—	—	(453)	—	—	(453)
Sale of 6 shares to stockholders	—	1	—	115	—	—	116
Change for ESOP related shares	—	—	—	—	—	(778)	(778)
Balances at March 29, 2025	$3,275	2,648	22,747	(163)	(197)	(5,308)	23,002

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Basis of Presentation
The condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (Company) and the accompanying notes are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three months ended March 28, 2026 may not necessarily be indicative of the results for the entire 2026 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2025 (Annual Report).
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
Following is a summary of fair value measurements for investments as of March 28, 2026 and December 27, 2025:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in millions)
March 28, 2026	$17,115	5,049	12,066	—
December 27, 2025	17,052	5,003	12,049	—

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)Investments
(a)Debt Securities
Following is a summary of debt securities as of March 28, 2026 and December 27, 2025:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in millions)
March 28, 2026
Taxable bonds	$12,074	24	228	11,870
Restricted investments	196	1	1	196
	$12,270	25	229	12,066
December 27, 2025
Taxable bonds	$11,911	97	154	11,854
Restricted investments	193	3	1	195
	$12,104	100	155	12,049
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.
Following is a summary of the cost and fair value of debt securities by expected maturity as of March 28, 2026 and December 27, 2025:

	March 28, 2026		December 27, 2025
	Cost	Fair Value	Cost	Fair Value
	(Amounts are in millions)
Due in one year or less	$2,647	2,617	2,622	2,597
Due after one year through five years	3,599	3,497	4,275	4,179
Due after five years through ten years	5,930	5,863	5,166	5,234
Due after ten years	94	89	41	39
	$12,270	12,066	12,104	12,049

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had no debt securities with credit losses as of March 28, 2026 and December 27, 2025.
Following is a summary of debt securities with other unrealized losses by the time period impaired as of March 28, 2026 and December 27, 2025:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in millions)
March 28, 2026
Taxable bonds	$4,897	90	4,563	138	9,460	228
Restricted investments	51	—	26	1	77	1
	$4,948	90	4,589	139	9,537	229
December 27, 2025
Taxable bonds	$1,231	11	5,193	143	6,424	154
Restricted investments	—	—	26	1	26	1
	$1,231	11	5,219	144	6,450	155
There were 449 debt securities contributing to the total unrealized losses of $229 million as of March 28, 2026. Unrealized losses related to debt securities are primarily due to increases in interest rates that occurred since the debt securities were purchased. The Company continues to receive scheduled principal and interest payments on these debt securities.
(b)Equity Securities
Equity securities are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). The fair value of equity securities was $5.0 billion as of March 28, 2026 and December 27, 2025.
(c)Investment Income (Loss)
Net realized gain or loss on investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. The net realized gain or loss on investments excludes the net gain or loss on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately in the following table.
Following is a summary of investment loss for the three months ended March 28, 2026 and March 29, 2025:

	Three Months Ended
	March 28, 2026	March 29, 2025
	(Amounts are in millions)
Interest and dividend income	$132	117
Net realized gain on investments	1	4
	133	121
Fair value adjustment, due to net unrealized loss, on equity securities held at end of period	(467)	(223)
	$(334)	(102)

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $1.2 billion and $815 million as of March 28, 2026 and December 27, 2025, respectively. The cost of the shares held by the ESOP totaled $4.5 billion and $4.1 billion as of March 28, 2026 and December 27, 2025, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $5.7 billion and $4.9 billion as of March 28, 2026 and December 27, 2025, respectively. The fair value of the shares held by the ESOP totaled $13.3 billion and $13.9 billion as of March 28, 2026 and December 27, 2025, respectively.
(5)Accumulated Other Comprehensive Earnings (Losses)
Following is a reconciliation of the changes in accumulated other comprehensive (losses) earnings net of income taxes for the three months ended March 28, 2026 and March 29, 2025:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in millions)
2026
Balances at December 27, 2025	$(41)	7	(34)
Unrealized loss on debt securities	(110)	—	(110)
Net realized gain on debt securities reclassified to investment income	(1)	—	(1)
Net other comprehensive losses	(111)	—	(111)
Balances at March 28, 2026	$(152)	7	(145)
2025
Balances at December 28, 2024	$(287)	12	(275)
Unrealized gain on debt securities	82	—	82
Net realized gain on debt securities reclassified to investment income	(3)	—	(3)
Adjustment to postretirement benefit obligation	—	(1)	(1)
Net other comprehensive earnings (losses)	79	(1)	78
Balances at March 29, 2025	$(208)	11	(197)

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)Segment Reporting
Following is a summary of information for the Company’s single reportable segment for the three months ended March 28, 2026 and March 29, 2025:

	Three Months Ended
	March 28, 2026	March 29, 2025
	(Amounts are in millions)
Revenues:
Sales	$16,146	15,827
Other operating income	110	107
Total revenues	16,256	15,934
Less:
Cost of merchandise sold	11,936	11,694
Other segment items (1)	3,029	2,896
Operating profit	1,291	1,344
Nonoperating loss	(299)	(69)
Less: Income tax expense	198	264
Net earnings	$794	1,011

Net earnings excluding impact of fair value adjustment (2)	$1,142	1,177
Depreciation and amortization	295	260
Payment for capital expenditures	674	465
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
Total assets for the Company’s single reportable segment were $41.3 billion and $41.0 billion as of March 28, 2026 and December 27, 2025, respectively.
(7)Subsequent Event
On April 1, 2026, the Company declared a quarterly dividend on its common stock of $0.116 per share or $374 million, payable May 1, 2026 to stockholders of record as of the close of business April 15, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The objective of this section is to provide a summary of material information relevant to enhancing the stockholders’ understanding of the financial condition and results of operations of the Company. Following is an analysis of the financial condition and results of operations of the Company for the three months ended March 28, 2026 as compared with the three months ended March 29, 2025. This information should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes and the Annual Report.
Overview
The Company is engaged in the retail food industry, operating 1,431 supermarkets in the southeast region of the United States as of March 28, 2026. The Company has no other significant lines of business or industry segments. For the three months ended March 28, 2026, seven supermarkets were opened (including three replacement supermarkets) and 19 supermarkets were remodeled. Eight supermarkets were closed during the period. The replacement supermarkets that opened during the three months ended March 28, 2026 replaced one supermarket closed in the same period and two supermarkets closed in a previous period. Six supermarkets closed in 2026 will be replaced on site in a subsequent period and one supermarket will not be replaced. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Results of Operations
Sales
Sales for the three months ended March 28, 2026 were $16.1 billion as compared with $15.8 billion for the three months ended March 29, 2025, an increase of $319 million or 2.0%. The increase in sales for the three months ended March 28, 2026 as compared with the three months ended March 29, 2025 was primarily due to new supermarket sales, partially offset by pharmacy reimbursement changes effective January 1, 2026. Beginning in January 2026, reduced drug prices went into effect for 10 drugs through the Medicare Drug Price Negotiation Program (Negotiation Program). The Negotiation Program was established by the Inflation Reduction Act of 2022 to negotiate the price, referred to as the maximum fair price (MFP), for certain drugs. The impact of the MFP change resulted in a decrease in sales. Comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets) for the three months ended March 28, 2026 remained unchanged. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 12 to 15 months.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 26.1% for the three months ended March 28, 2026 and March 29, 2025. Gross profit as a percentage of sales for the three months ended March 28, 2026 as compared with the three months ended March 29, 2025 was unchanged primarily due to the relative sales growth of pharmacy products which decreased gross profit as a percentage of sales, offset by the impact of the MFP change which increased gross profit as a percentage of sales. The MFP change reduces both sales and cost of sales and does not have a significant impact on gross profit dollars.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 18.8% and 18.3% for the three months ended March 28, 2026 and March 29, 2025, respectively. The increase in operating and administrative expenses as a percentage of sales for the three months ended March 28, 2026 as compared with the three months ended March 29, 2025 was primarily due to the decrease in sales from the MFP change and increases in facility costs as a percentage of sales and payroll costs as a percentage of sales.
Operating profit
Operating profit as a percentage of sales was 8.0% and 8.5% for the three months ended March 28, 2026 and March 29, 2025, respectively. The decrease in operating profit as a percentage of sales for the three months ended March 28, 2026 as compared with the three months ended March 29, 2025 was primarily due to the increase in operating and administrative expenses as a percentage of sales.
Investment income (loss)
Investment loss for the three months ended March 28, 2026 and March 29, 2025 was $334 million and $102 million, respectively. Excluding the impact of net unrealized losses on equity securities in 2026 and 2025, investment income would have been $133 million and $121 million for the three months ended March 28, 2026 and March 29, 2025, respectively. Excluding the impact of net unrealized losses on equity securities in 2026 and 2025, the increase in investment income for the three months ended March 28, 2026 as compared with the three months ended March 29, 2025 was primarily due to the increase in interest and dividend income.

Income tax expense
The effective income tax rate was 20.0% and 20.7% for the three months ended March 28, 2026 and March 29, 2025, respectively. The decrease in the effective income tax rate for the three months ended March 28, 2026 as compared with the three months ended March 29, 2025 was primarily due to the increased impact of permanent deductions and credits relative to earnings before income tax expense.
Net earnings
Net earnings were $794 million or $0.25 per share and $1.0 billion or $0.31 per share for the three months ended March 28, 2026 and March 29, 2025, respectively. Net earnings as a percentage of sales were 4.9% and 6.4% for the three months ended March 28, 2026 and March 29, 2025, respectively. Excluding the impact of net unrealized losses on equity securities in 2026 and 2025, net earnings would have been $1.1 billion or $0.36 per share and 7.1% as a percentage of sales for the three months ended March 28, 2026 and $1.2 billion or $0.36 per share and 7.4% as a percentage of sales for the three months ended March 29, 2025. Excluding the impact of net unrealized losses on equity securities in 2026 and 2025, the decrease in net earnings as a percentage of sales for the three months ended March 28, 2026 as compared with the three months ended March 29, 2025 was primarily due to the decrease in operating profit as a percentage of sales.
Non-GAAP Financial Measures
In addition to reporting financial results for the three months ended March 28, 2026 and March 29, 2025 in accordance with GAAP, the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations.
Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for the three months ended March 28, 2026 and March 29, 2025:

	Three Months Ended
	March 28, 2026	March 29, 2025
	(Amounts are in millions, except per share amounts)
Net earnings	$794	1,011
Fair value adjustment, due to net unrealized loss, on equity securities held at end of period	467	223
Income tax benefit (1)	(119)	(57)
Net earnings excluding impact of fair value adjustment	$1,142	1,177
Weighted average shares outstanding	3,215	3,258
Earnings per share excluding impact of fair value adjustment	$0.36	0.36
(1)Income tax benefit is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $17.9 billion, $17.7 billion and $16.7 billion as of March 28, 2026, December 27, 2025 and March 29, 2025, respectively. The Company’s operations have historically provided the necessary liquidity to fund operations and invest in long-term growth.
Net cash provided by operating activities
Net cash provided by operating activities was $2.2 billion and $2.1 billion for the three months ended March 28, 2026 and March 29, 2025, respectively. The increase in net cash provided by operating activities for the three months ended March 28, 2026 as compared with the three months ended March 29, 2025 was primarily due the timing of purchases of inventories.
Net cash used in investing activities
Net cash used in investing activities was $1.3 billion and $1.1 billion for the three months ended March 28, 2026 and March 29, 2025, respectively. The primary use of net cash in investing activities for the three months ended March 28, 2026 was funding capital expenditures and net increases in investments. Capital expenditures for the three months ended March 28, 2026 totaled $674 million. These expenditures were incurred in connection with the opening of seven supermarkets (including three replacement supermarkets) and the remodeling of 19 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. For the three months ended March 28, 2026, the payment for investments, net of the proceeds from the sale and maturity of investments, was $626 million.
Net cash used in financing activities
Net cash used in financing activities was $823 million and $694 million for the three months ended March 28, 2026 and March 29, 2025, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $442 million and $337 million for the three months ended March 28, 2026 and March 29, 2025, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $355 million or $0.1105 per share and $351 million or $0.1075 per share during the three months ended March 28, 2026 and March 29, 2025, respectively.
Capital expenditures projection
Capital expenditures for the remainder of 2026 are expected to be approximately $1.7 billion, primarily related to new supermarkets, remodeling existing supermarkets, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. Capital expenditures are expected to be funded with internally generated funds or liquid assets. This capital program is subject to continuing change and review.
Cash requirements
Cash requirements for operations, capital expenditures, common stock repurchases and dividend payments are expected to be funded with internally generated funds or liquid assets. Based on the Company’s financial position, it is expected that short-term and long-term borrowings would be available to support the Company’s liquidity requirements, if needed.

Forward-Looking Statements
Certain information provided by the Company in this Quarterly Report on Form 10-Q (Quarterly Report) may be forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Forward-looking information includes statements about the future performance of the Company and is based on management’s assumptions and beliefs in light of the information currently available to them. When used, the words “plan,” “estimate,” “project,” “intend,” “expect,” “believe,” “will” and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements including, but not limited to, competitive practices and pricing in the food and drug industries generally and particularly in the Company’s principal markets; results of programs to increase sales, including private label sales; results of programs to control or reduce costs; changes in buying, pricing and promotional practices; changes in shrink management; supply chain disruptions; changes in government assistance, such as unemployment and food programs; changes in the general economy, including an economic downturn associated with inflation, increased interest rates, government shutdowns, international conflicts, acts of terrorism or other disruptions; changes in trade policies, including tariffs; changes in consumer spending; changes in population, employment and job growth in the Company’s principal markets; impacts of a public health crisis, geopolitical conditions or other significant events; impacts of cybersecurity threats, including an intrusion into, compromise of or disruption in the Company’s information technology systems; use of artificial intelligence and related technologies; and other factors affecting the Company’s business within or beyond the Company’s control. These factors include changes in interest or inflation rates; changes in federal, state and local laws and regulations, including tax laws; adverse determinations with respect to litigation or other claims; ability to recruit and retain employees; ability to construct new supermarkets or complete remodels as rapidly as planned; increases in product costs; and increases in operating costs including, but not limited to, labor, fuel and energy costs, debit and credit card fees and pharmacy fees. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Except as may be required by applicable law, the Company assumes no obligation to publicly update these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Annual Report.
Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officers and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the principal executive officers and principal financial officer each concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s principal executive officers and principal financial officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
Following are the shares of common stock repurchased by the Company during the three months ended March 28, 2026 (amounts are in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 28, 2025 - January 31, 2026	6	$20.40	N/A	N/A
February 1, 2026 - February 28, 2026	5	20.40	N/A	N/A
March 1, 2026 - March 28, 2026	17	19.65	N/A	N/A
Total	28	$19.93	N/A	N/A
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
The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended March 28, 2026 required to be disclosed in the last two columns of the table.
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

PUBLIX SUPER MARKETS, INC.

Date:	May 1, 2026	/s/ Merriann M. Metz
Merriann M. Metz, Secretary

Date:	May 1, 2026	/s/ David P. Phillips
David P. Phillips, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)