Form 10-Q
period 2026-06-27
PUBLIX SUPER MARKETS INC
filed 2026-08-03
CIK 81061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
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
Yes                 No    X
The number of shares of the Registrant’s common stock outstanding as of July 15, 2026 was 3,194,000,000.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts are in millions, except par value)
(Unaudited)

	June 27, 2026	December 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$389	632
Short-term investments	2,675	2,597
Trade receivables	1,401	1,366
Inventories	2,666	2,937
Prepaid expenses	174	147
Total current assets	7,305	7,679
Long-term investments	15,445	14,455
Other noncurrent assets	883	833
Operating lease right-of-use assets	2,870	2,952
Property, plant and equipment	25,967	24,701
Accumulated depreciation	(10,077)	(9,631)
Net property, plant and equipment	15,890	15,070
	$42,393	40,989
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,021	3,074
Accrued expenses:
Contributions to retirement plans	508	802
Self-insurance reserves	325	316
Salaries and wages	594	372
Other	933	681
Current portion of operating lease liabilities	356	359
Total current liabilities	5,737	5,604
Deferred income taxes	1,640	1,563
Self-insurance reserves	250	243
Operating lease liabilities	2,340	2,418
Finance lease liabilities	863	841
Other noncurrent liabilities	197	218
Total liabilities	11,027	10,887
Common stock related to Employee Stock Ownership Plan (ESOP)	5,431	4,925
Stockholders’ equity:
Common stock of $1 par value. Authorized 4,000 shares; issued 3,234 shares in 2026 and 3,216 shares in 2025	3,234	3,216
Additional paid-in capital	2,986	2,648
Retained earnings	25,958	24,236
Treasury stock at cost, 37 shares in 2026	(753)	—
Accumulated other comprehensive losses	(93)	(34)
Common stock related to ESOP	(5,431)	(4,925)
Total stockholders’ equity	25,901	25,141
Noncontrolling interests	34	36
Total equity	31,366	30,102
	$42,393	40,989
See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	June 27, 2026	June 28, 2025
Revenues:
Sales	$15,742	15,579
Other operating income	130	111
Total revenues	15,872	15,690
Costs and expenses:
Cost of merchandise sold	11,711	11,606
Operating and administrative expenses	3,070	2,932
Total costs and expenses	14,781	14,538
Operating profit	1,091	1,152
Investment income	943	560
Other nonoperating income, net	33	32
Earnings before income tax expense	2,067	1,744
Income tax expense	410	369
Net earnings	$1,657	1,375
Weighted average shares outstanding	3,211	3,258
Earnings per share	$0.52	0.42

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in millions)
(Unaudited)

	Three Months Ended
	June 27, 2026	June 28, 2025
Net earnings	$1,657	1,375
Other comprehensive earnings (losses):
Unrealized gain on debt securities net of income taxes of $18.0 and $19.7 in 2026 and 2025, respectively.	53	58
Reclassification adjustment for net realized gain on debt securities net of income taxes of $(0.1) and $(0.2) in 2026 and 2025, respectively.	(1)	(1)
Comprehensive earnings	$1,709	1,432

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts are in millions, except per share amounts)
(Unaudited)

	Six Months Ended
	June 27, 2026	June 28, 2025
Revenues:
Sales	$31,888	31,406
Other operating income	240	218
Total revenues	32,128	31,624
Costs and expenses:
Cost of merchandise sold	23,647	23,300
Operating and administrative expenses	6,099	5,828
Total costs and expenses	29,746	29,128
Operating profit	2,382	2,496
Investment income	609	458
Other nonoperating income, net	68	65
Earnings before income tax expense	3,059	3,019
Income tax expense	608	633
Net earnings	$2,451	2,386
Weighted average shares outstanding	3,213	3,258
Earnings per share	$0.76	0.73

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts are in millions)
(Unaudited)

	Six Months Ended
	June 27, 2026	June 28, 2025
Net earnings	$2,451	2,386
Other comprehensive (losses) earnings:
Unrealized (loss) gain on debt securities net of income taxes of $(19.5) and $47.6 in 2026 and 2025, respectively.	(57)	140
Reclassification adjustment for net realized gain on debt securities net of income taxes of $(0.5) and $(1.2) in 2026 and 2025, respectively.	(2)	(4)
Adjustment to postretirement benefit obligation net of income taxes of $(0.2) in 2025.	—	(1)
Comprehensive earnings	$2,392	2,521

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in millions)
(Unaudited)

	Six Months Ended
	June 27, 2026	June 28, 2025
Cash flows from operating activities:
Cash received from customers	$32,068	31,517
Cash paid to employees and suppliers	(28,091)	(27,771)
Income taxes paid	(388)	(590)
Self-insured claims paid	(341)	(339)
Dividends and interest received	260	228
Other operating cash receipts	239	216
Other operating cash payments	(24)	(21)
Net cash provided by operating activities	3,723	3,240
Cash flows from investing activities:
Payment for capital expenditures	(1,468)	(1,018)
Proceeds from sale of property, plant and equipment	17	8
Payment for investments	(2,670)	(3,689)
Proceeds from sale and maturity of investments	1,874	2,692
Net cash used in investing activities	(2,247)	(2,007)
Cash flows from financing activities:
Payment for acquisition of common stock	(1,106)	(866)
Proceeds from sale of common stock	149	158
Dividends paid	(729)	(711)
Repayment of finance leases and long-term debt	(31)	(14)
Other, net	(2)	—
Net cash used in financing activities	(1,719)	(1,433)
Net decrease in cash and cash equivalents	(243)	(200)
Cash and cash equivalents at beginning of period	632	856
Cash and cash equivalents at end of period	$389	656

See accompanying notes to condensed consolidated financial statements.     (Continued)

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts are in millions)
(Unaudited)

	Six Months Ended
	June 27, 2026	June 28, 2025
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,451	2,386
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	599	527
Increase in last-in, first-out (LIFO) reserve	38	45
Retirement contributions paid or payable in common stock	283	268
Deferred income taxes	97	41
Loss (gain) on disposal and impairment of long-lived assets	2	(2)
Gain on investments	(334)	(228)
Net amortization of investments	1	9
Changes in operating assets and liabilities providing (requiring) cash:
Trade receivables	(35)	(63)
Inventories	233	(99)
Other assets	19	13
Accounts payable and accrued expenses	251	334
Income taxes	114	(12)
Other liabilities	4	21
Total adjustments	1,272	854
Net cash provided by operating activities	$3,723	3,240

See accompanying notes to condensed consolidated financial statements.

PUBLIX SUPER MARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts are in millions, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock (Acquired from) Sold to Stock- holders	Accumu- lated Other Compre- hensive Earnings (Losses)	Common Stock Related to ESOP	Total Stock- holders’ Equity
2026
Balances at December 27, 2025	$3,216	2,648	24,236	—	(34)	(4,925)	25,141
Comprehensive earnings	—	—	794	—	(111)	—	683
Dividends, $0.1105 per share	—	—	(355)	—	—	—	(355)
Contribution of 28 shares to retirement plan	18	338	—	204	—	—	560
Acquisition of 28 shares from stockholders	—	—	—	(556)	—	—	(556)
Sale of 6 shares to stockholders	—	—	—	114	—	—	114
Change for ESOP related shares	—	—	—	—	—	(781)	(781)
Balances at March 28, 2026	3,234	2,986	24,675	(238)	(145)	(5,706)	24,806
Comprehensive earnings	—	—	1,657	—	52	—	1,709
Dividends, $0.116 per share	—	—	(374)	—	—	—	(374)
Acquisition of 27 shares from stockholders	—	—	—	(550)	—	—	(550)
Sale of 2 shares to stockholders	—	—	—	35	—	—	35
Change for ESOP related shares	—	—	—	—	—	275	275
Balances at June 27, 2026	$3,234	2,986	25,958	(753)	(93)	(5,431)	25,901

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

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Basis of Presentation
The condensed consolidated financial statements of Publix Super Markets, Inc. and subsidiaries (Company) and the accompanying notes are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, the accompanying statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments that are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, the results of operations for the three and six months ended June 27, 2026 may not necessarily be indicative of the results for the entire 2026 fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2025 (Annual Report).
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
Following is a summary of fair value measurements for investments as of June 27, 2026 and December 27, 2025:

	Fair Value	Level 1	Level 2	Level 3
	(Amounts are in millions)
June 27, 2026	$18,120	5,872	12,248	—
December 27, 2025	17,052	5,003	12,049	—

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)Investments
(a)Debt Securities
Following is a summary of debt securities as of June 27, 2026 and December 27, 2025:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts are in millions)
June 27, 2026
Taxable bonds	$12,182	37	171	12,048
Restricted investments	200	1	1	200
	$12,382	38	172	12,248
December 27, 2025
Taxable bonds	$11,911	97	154	11,854
Restricted investments	193	3	1	195
	$12,104	100	155	12,049
The Company maintains restricted investments primarily for the benefit of the Company’s insurance carrier related to self-insurance reserves. These investments are held as collateral and not used for claim payments.
Following is a summary of the cost and fair value of debt securities by expected maturity as of June 27, 2026 and December 27, 2025:

	June 27, 2026		December 27, 2025
	Cost	Fair Value	Cost	Fair Value
	(Amounts are in millions)
Due in one year or less	$2,703	2,675	2,622	2,597
Due after one year through five years	3,518	3,443	4,275	4,179
Due after five years through ten years	6,082	6,054	5,166	5,234
Due after ten years	79	76	41	39
	$12,382	12,248	12,104	12,049

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had no debt securities with credit losses as of June 27, 2026 and December 27, 2025.
Following is a summary of debt securities with other unrealized losses by the time period impaired as of June 27, 2026 and December 27, 2025:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts are in millions)
June 27, 2026
Taxable bonds	$4,750	62	4,141	109	8,891	171
Restricted investments	38	—	26	1	64	1
	$4,788	62	4,167	110	8,955	172
December 27, 2025
Taxable bonds	$1,231	11	5,193	143	6,424	154
Restricted investments	—	—	26	1	26	1
	$1,231	11	5,219	144	6,450	155
There were 425 debt securities contributing to the total unrealized losses of $172 million as of June 27, 2026. Unrealized losses related to debt securities are primarily due to increases in interest rates that occurred since the debt securities were purchased. The Company continues to receive scheduled principal and interest payments on these debt securities.
(b)Equity Securities
Equity securities are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). The fair value of equity securities was $5.9 billion and $5.0 billion as of June 27, 2026 and December 27, 2025, respectively.
(c)Investment Income (Loss)
Net realized gain or loss on investments represents the difference between the cost and the proceeds from the sale of debt and equity securities. The net realized gain or loss on investments excludes the net gain or loss on the sale of equity securities previously recognized through the fair value adjustment, which is presented separately in the following table.
Following is a summary of investment income for the three and six months ended June 27, 2026 and June 28, 2025:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(Amounts are in millions)
Interest and dividend income	$143	113	275	230
Net realized gain on investments	1	1	2	5
	144	114	277	235
Fair value adjustment, due to net unrealized gain, on equity securities held at end of period	799	446	332	223
	$943	560	609	458

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)Retirement Plan
The Company has a trusteed, noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of eligible employees. Since the Company’s common stock is not traded on an established securities market, the ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Under the Company’s administration of the ESOP’s put option, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value for a specified time period after distribution of the shares from the ESOP. The fair value of distributed shares subject to the put option totaled $972 million and $815 million as of June 27, 2026 and December 27, 2025, respectively. The cost of the shares held by the ESOP totaled $4.5 billion and $4.1 billion as of June 27, 2026 and December 27, 2025, respectively. Due to the Company’s obligation under the put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets and totaled $5.4 billion and $4.9 billion as of June 27, 2026 and December 27, 2025, respectively. The fair value of the shares held by the ESOP totaled $13.5 billion and $13.9 billion as of June 27, 2026 and December 27, 2025, respectively.
(5)Accumulated Other Comprehensive Earnings (Losses)
Following is a reconciliation of the changes in accumulated other comprehensive (losses) earnings net of income taxes for the three months ended June 27, 2026 and June 28, 2025:

	Investments	Postretirement Benefit	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in millions)
2026
Balances at March 28, 2026	$(152)	7	(145)
Unrealized gain on debt securities	53	—	53
Net realized gain on debt securities reclassified to investment income	(1)	—	(1)
Net other comprehensive earnings	52	—	52
Balances at June 27, 2026	$(100)	7	(93)
2025
Balances at March 29, 2025	$(208)	11	(197)
Unrealized gain on debt securities	58	—	58
Net realized gain on debt securities reclassified to investment income	(1)	—	(1)
Net other comprehensive earnings	57	—	57
Balances at June 28, 2025	$(151)	11	(140)

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of the changes in accumulated other comprehensive (losses) earnings net of income taxes for the six months ended June 27, 2026 and June 28, 2025:

Investments		Postretirement Benefits	Accumulated Other Comprehensive Earnings (Losses)
	(Amounts are in millions)
2026
Balances at December 27, 2025	$(41)	7	(34)
Unrealized loss on debt securities	(57)	—	(57)
Net realized gain on debt securities reclassified to investment income	(2)	—	(2)
Net other comprehensive losses	(59)	—	(59)
Balances at June 27, 2026	$(100)	7	(93)
2025
Balances at December 28, 2024	$(287)	12	(275)
Unrealized gain on debt securities	140	—	140
Net realized gain on debt securities reclassified to investment income	(4)	—	(4)
Adjustment to postretirement benefit obligation	—	(1)	(1)
Net other comprehensive earnings (losses)	136	(1)	135
Balances at June 28, 2025	$(151)	11	(140)

PUBLIX SUPER MARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)Segment Reporting
Following is a summary of information for the Company’s single reportable segment for the three and six months ended June 27, 2026 and June 28, 2025:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(Amounts are in millions)
Revenues:
Sales	$15,742	15,579	31,888	31,406
Other operating income	130	111	240	218
Total revenues	15,872	15,690	32,128	31,624
Less:
Cost of merchandise sold	11,711	11,606	23,647	23,300
Other segment items (1)	3,070	2,932	6,099	5,828
Operating profit	1,091	1,152	2,382	2,496
Nonoperating income	976	592	677	523
Less: Income tax expense	410	369	608	633
Net earnings	$1,657	1,375	2,451	2,386

Net earnings excluding impact of fair value adjustment (2)	$1,061	1,043	2,203	2,220
Depreciation and amortization	304	267	599	527
Payment for capital expenditures	794	553	1,468	1,018
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
Total assets for the Company’s single reportable segment were $42.4 billion and $41.0 billion as of June 27, 2026 and December 27, 2025, respectively.
(7)Subsequent Event
On July 1, 2026, the Company declared a quarterly dividend on its common stock of $0.116 per share or $371 million, payable August 3, 2026 to stockholders of record as of the close of business July 15, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The objective of this section is to provide a summary of material information relevant to enhancing the stockholders’ understanding of the financial condition and results of operations of the Company. Following is an analysis of the financial condition and results of operations of the Company for the three and six months ended June 27, 2026 as compared with the three and six months ended June 28, 2025. This information should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes and the Annual Report.
Overview
The Company is engaged in the retail food industry, operating 1,440 supermarkets in the southeast region of the United States as of June 27, 2026. The Company has no other significant lines of business or industry segments. For the six months ended June 27, 2026, 16 supermarkets were opened (including four replacement supermarkets) and 56 supermarkets were remodeled. Eight supermarkets were closed during the period. The replacement supermarkets that opened during the six months ended June 27, 2026 replaced one supermarket closed in 2026 and three supermarkets closed in a previous period. Six supermarkets closed in 2026 will be replaced on site in a subsequent period and one supermarket will not be replaced. In the normal course of operations, the Company replaces supermarkets and closes supermarkets that are not meeting performance expectations. The impact of future supermarket closings is not expected to be material.
Results of Operations
Sales
Sales for the three months ended June 27, 2026 were $15.7 billion as compared with $15.6 billion for the three months ended June 28, 2025, an increase of $163 million or 1.0%. Sales for the six months ended June 27, 2026 were $31.9 billion as compared with $31.4 billion for the six months ended June 28, 2025, an increase of $482 million or 1.5%. The increase in sales for the three and six months ended June 27, 2026 as compared with the three and six months ended June 28, 2025 was primarily due to new supermarket sales, partially offset by pharmacy reimbursement changes effective January 1, 2026. Beginning in January 2026, reduced drug prices went into effect for 10 drugs through the Medicare Drug Price Negotiation Program (Negotiation Program). The Negotiation Program was established by the Inflation Reduction Act of 2022 to negotiate the price, referred to as the maximum fair price (MFP), for certain drugs. The impact of the MFP change resulted in a decrease in sales. Additionally, sales were negatively affected by economic conditions impacting consumer spending.
Comparable store sales (supermarkets open for the same weeks in both periods, including replacement supermarkets) for the three months ended June 27, 2026 as compared with the three months ended June 28, 2025 decreased 0.5%. Comparable store sales for the six months ended June 27, 2026 as compared with the six months ended June 28, 2025 decreased 0.3%. The decrease in comparable store sales for the three and six months ended June 27, 2026 as compared with the three and six months ended June 28, 2025 was primarily due to the impact of the MFP change and economic conditions impacting consumer spending. Sales for supermarkets that are replaced on site are classified as new supermarket sales since the replacement period for the supermarket is generally 12 to 15 months.
Gross profit
Gross profit (sales less cost of merchandise sold) as a percentage of sales was 25.6% and 25.5% for the three months ended June 27, 2026 and June 28, 2025, respectively. The increase in gross profit as a percentage of sales for the three months ended June 27, 2026 as compared with the three months ended June 28, 2025 was primarily due to the impact of the MFP change which increased gross profit as a percentage of sales, partially offset by the relative sales growth of pharmacy products which decreased gross profit as a percentage of sales. Gross profit as a percentage of sales was 25.8% for the six months ended June 27, 2026 and June 28, 2025. Gross profit as a percentage of sales for the six months ended June 27, 2026 as compared with the six months ended June 28, 2025 was unchanged primarily due to the impact of the MFP change which increased gross profit as a percentage of sales, offset by the relative sales growth of pharmacy products which decreased gross profit as a percentage of sales. The MFP change reduces both sales and cost of sales and does not have a significant impact on gross profit dollars.
Operating and administrative expenses
Operating and administrative expenses as a percentage of sales were 19.5% and 18.8% for the three months ended June 27, 2026 and June 28, 2025, respectively. Operating and administrative expenses as a percentage of sales were 19.1% and 18.6% for the six months ended June 27, 2026 and June 28, 2025, respectively. The increase in operating and administrative expenses as a percentage of sales for the three and six months ended June 27, 2026 as compared with the three and six months ended June 28, 2025 was primarily due to the decrease in sales from the MFP change and increases in facility costs as a percentage of sales and payroll costs as a percentage of sales.

Operating profit
Operating profit as a percentage of sales was 6.9% and 7.4% for the three months ended June 27, 2026 and June 28, 2025, respectively. The decrease in operating profit as a percentage of sales for the three months ended June 27, 2026 as compared with the three months ended June 28, 2025 was due to the increase in operating and administrative expenses as a percentage of sales, partially offset by the increase in gross profit as a percentage of sales. Operating profit as a percentage of sales was 7.5% and 7.9% for the six months ended June 27, 2026 and June 28, 2025, respectively. The decrease in operating profit as a percentage of sales for the six months ended June 27, 2026 as compared with the six months ended June 28, 2025 was primarily due to the increase in operating and administrative expenses as a percentage of sales.
Investment income (loss)
Investment income for the three months ended June 27, 2026 and June 28, 2025 was $943 million and $560 million, respectively. Excluding the impact of net unrealized gains on equity securities in 2026 and 2025, investment income would have been $144 million and $114 million for the three months ended June 27, 2026 and June 28, 2025, respectively. Excluding the impact of net unrealized gains on equity securities in 2026 and 2025, the increase in investment income for the three months ended June 27, 2026 as compared with the three months ended June 28, 2025 was due to the increase in interest and dividend income.
Investment income for the six months ended June 27, 2026 and June 28, 2025 was $609 million and $458 million, respectively. Excluding the impact of net unrealized gains on equity securities in 2026 and 2025, investment income would have been $277 million and $235 million for the six months ended June 27, 2026 and June 28, 2025, respectively. Excluding the impact of net unrealized gains on equity securities in 2026 and 2025, the increase in investment income for the six months ended June 27, 2026 as compared with the six months ended June 28, 2025 was primarily due to the increase in interest and dividend income.
Income tax expense
The effective income tax rate was 19.8% and 21.2% for the three months ended June 27, 2026 and June 28, 2025, respectively. The effective income tax rate was 19.9% and 21.0% for the six months ended June 27, 2026 and June 28, 2025, respectively. The decrease in the effective income tax rate for the three and six months ended June 27, 2026 as compared with the three and six months ended June 28, 2025 was primarily due to the increased impact of permanent deductions and credits relative to earnings before income tax expense.
Net earnings
Net earnings were $1.7 billion or $0.52 per share and $1.4 billion or $0.42 per share for the three months ended June 27, 2026 and June 28, 2025, respectively. Net earnings as a percentage of sales were 10.5% and 8.8% for the three months ended June 27, 2026 and June 28, 2025, respectively. Excluding the impact of net unrealized gains on equity securities in 2026 and 2025, net earnings would have been $1.1 billion or $0.33 per share and 6.7% as a percentage of sales for the three months ended June 27, 2026 and $1.0 billion or $0.32 per share and 6.7% as a percentage of sales for the three months ended June 28, 2025. Excluding the impact of net unrealized gains on equity securities in 2026 and 2025, net earnings as a percentage of sales for the three months ended June 27, 2026 as compared with the three months ended June 28, 2025 was unchanged primarily due to the impact of the decrease in the effective tax rate and the increase in interest and dividend income, partially offset by the decrease in operating profit as a percentage of sales.
Net earnings were $2.5 billion or $0.76 per share and $2.4 billion or $0.73 per share for the six months ended June 27, 2026 and June 28, 2025, respectively. Net earnings as a percentage of sales were 7.7% and 7.6% for the six months ended June 27, 2026 and June 28, 2025, respectively. Excluding the impact of net unrealized gains on equity securities in 2026 and 2025, net earnings would have been $2.2 billion or $0.69 per share and 6.9% as a percentage of sales for the six months ended June 27, 2026 and $2.2 billion or $0.68 per share and 7.1% as a percentage of sales for the six months ended June 28, 2025. Excluding the impact of net unrealized gains on equity securities in 2026 and 2025, the decrease in net earnings as a percentage of sales for the six months ended June 27, 2026 as compared with the six months ended June 28, 2025 was primarily due to the decrease in operating profit as a percentage of sales, partially offset by the impact of the decrease in the effective tax rate and the increase in interest and dividend income.

Non-GAAP Financial Measures
In addition to reporting financial results for the three and six months ended June 27, 2026 and June 28, 2025 in accordance with GAAP, the Company presents net earnings and earnings per share excluding the impact of equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings (fair value adjustment). These measures are not in accordance with, or an alternative to, GAAP. The Company excludes the impact of the fair value adjustment since it is primarily due to temporary equity market fluctuations that do not reflect the Company’s operations. The Company believes this information is useful in providing period-to-period comparisons of the results of operations.
Following is a reconciliation of net earnings to net earnings excluding the impact of the fair value adjustment for the three and six months ended June 27, 2026 and June 28, 2025:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(Amounts are in millions, except per share amounts)
Net earnings	$1,657	1,375	2,451	2,386
Fair value adjustment, due to net unrealized gain, on equity securities held at end of period	(799)	(446)	(332)	(223)
Income tax expense (1)	203	114	84	57
Net earnings excluding impact of fair value adjustment	$1,061	1,043	2,203	2,220
Weighted average shares outstanding	3,211	3,258	3,213	3,258
Earnings per share excluding impact of fair value adjustment	$0.33	0.32	0.69	0.68
(1)Income tax expense is based on the Company’s combined federal and state statutory income tax rates.

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments and long-term investments totaled $18.5 billion, $17.7 billion and $17.0 billion as of June 27, 2026, December 27, 2025 and June 28, 2025, respectively. The Company’s operations have historically provided the necessary liquidity to fund operations and invest in long-term growth.
Net cash provided by operating activities
Net cash provided by operating activities was $3.7 billion and $3.2 billion for the six months ended June 27, 2026 and June 28, 2025, respectively. The increase in net cash provided by operating activities for the six months ended June 27, 2026 as compared with the six months ended June 28, 2025 was primarily due to the timing of purchases of inventories and the decrease in income taxes paid.
Net cash used in investing activities
Net cash used in investing activities was $2.2 billion and $2.0 billion for the six months ended June 27, 2026 and June 28, 2025, respectively. The primary use of net cash in investing activities for the six months ended June 27, 2026 was funding capital expenditures and net increases in investments. Capital expenditures for the six months ended June 27, 2026 totaled $1.5 billion. These expenditures were incurred in connection with the opening of 16 supermarkets (including four replacement supermarkets) and the remodeling of 56 supermarkets. Expenditures were also incurred for new supermarkets and remodels in progress, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. For the six months ended June 27, 2026, the payment for investments, net of the proceeds from the sale and maturity of investments, was $796 million.
Net cash used in financing activities
Net cash used in financing activities was $1.7 billion and $1.4 billion for the six months ended June 27, 2026 and June 28, 2025, respectively. The primary use of net cash in financing activities was funding net common stock repurchases and dividend payments. Net common stock repurchases totaled $957 million and $708 million for the six months ended June 27, 2026 and June 28, 2025, respectively. The Company currently repurchases common stock at the stockholders’ request in accordance with the terms of the Company’s Employee Stock Purchase Plan (ESPP), Non-Employee Directors Stock Purchase Plan (Directors Plan), 401(k) Plan and ESOP. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company expects to continue to repurchase its common stock, as offered by its stockholders from time to time, at its then current value. However, with the exception of certain shares distributed from the ESOP, such purchases are not required and the Company retains the right to discontinue them at any time.
Dividends
The Company paid quarterly dividends on its common stock totaling $729 million or $0.2265 per share and $711 million or $0.218 per share during the six months ended June 27, 2026 and June 28, 2025, respectively.
Capital expenditures projection
Capital expenditures for the remainder of 2026 are expected to be approximately $1.1 billion, primarily related to new supermarkets, remodeling existing supermarkets, construction or expansion of warehouses, new or enhanced information technology hardware and software and the acquisition or development of shopping centers in which the Company operates. Capital expenditures are expected to be funded with internally generated funds or liquid assets. This capital program is subject to continuing change and review.
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
Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the principal executive officer and principal financial officer each concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
Following are the shares of common stock repurchased by the Company during the three months ended June 27, 2026 (amounts are in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 29, 2026 - May 2, 2026	4	$19.67	N/A	N/A
May 3, 2026 - May 30, 2026	14	20.45	N/A	N/A
May 31, 2026 - June 27, 2026	9	20.45	N/A	N/A
Total	27	$20.34	N/A	N/A
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
The Company’s common stock is not traded on an established securities market. The amount of common stock offered to the Company for repurchase is not within the control of the Company, but is at the discretion of the stockholders. The Company does not believe that these repurchases of its common stock are within the scope of a publicly announced plan or program (although the terms of the plans discussed above have been communicated to the participants). Thus, the Company does not believe that it has made any repurchases during the three months ended June 27, 2026 required to be disclosed in the last two columns of the table.
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

PUBLIX SUPER MARKETS, INC.

Date:	August 3, 2026	/s/ Merriann M. Metz
Merriann M. Metz, Secretary

Date:	August 3, 2026	/s/ David P. Phillips
David P. Phillips, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)